Form 10-Q
period 1998-09-30
SECURITY FIRST TECHNOLOGIES CORP
filed 1998-11-04
CIK 1063254

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number  000-24931


                     SECURITY FIRST TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          58-2395199
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)


             3390 PEACHTREE ROAD, NE, SUITE 1700, ATLANTA, GA 30326
                    (Address of principal executive offices)
                                   (Zip Code)

                                  404/812-6300
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             No   X
     ---            ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares outstanding as of  November 2, 1998:        Common     11,474,315

             SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                             1998              1997
                                                                                         -------------      ------------
                                                             ASSETS
 Current assets:
   Cash                                                                                      $ 17,779         $  3,137
   Investment securities available for sale (amortized cost of $16,759
      at December 31, 1997)                                                                        --           16,814
   Accounts receivable, net of allowance for doubtful accounts
      of $250 at September 30, 1998 and $257 at December 31, 1997                               4,531            4,297
   Other current assets                                                                           867            1,141
                                                                                             --------         --------
            Total current assets                                                               23,177           25,389
   Premises and equipment, net                                                                  8,851            5,797
   Goodwill and purchased technology, net of accumulated amortization of
     $5,649 at September 30, 1998 and $1,368 at December 31, 1997                                 341            4,622
   Other assets                                                                                 2,510              384
                                                                                             --------         --------
            Total assets                                                                     $ 34,879         $ 36,192
                                                                                             ========         ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                          $  1,508         $    486
   Accrued expenses                                                                             2,681            1,550
   Accrued stock option compensation expense                                                    2,475            1,602
   Deferred revenues                                                                           12,214            9,016
                                                                                             --------         --------
            Total current liabilities                                                          18,878           12,654
                                                                                             --------         --------
 Stockholders' equity:
      Preferred stock, $0.01 par value.  Authorized
        5,000,000 shares
        Series A, convertible. Issued and outstanding 1,174,110 shares at
           September 30, 1998 and 1,251,084 at December 31, 1997                                2,583            2,679
        Series B, convertible. Issued and outstanding 749,064 shares at
           at September 30, 1998                                                               10,000               --
      Common stock, $0.01 par value.  Authorized, 60,000,000
        shares.  Issued and outstanding 11,303,344 and 10,487,245
        shares at September 30, 1998 and December 31, 1997, respectively                          113              105
      Additional paid in capital                                                               79,067           72,885
      Accumulated deficit                                                                     (75,410)         (52,035)
      Accumulated other comprehensive income:
        Net unrealized gains on investment securities available for sale                           --               55
        Cumulative foreign currency translation adjustment                                       (352)            (151)
                                                                                             --------         --------
            Total stockholders' equity                                                         16,001           23,538
                                                                                             --------         --------
            Total liabilities and stockholders' equity                                       $ 34,879         $ 36,192
                                                                                             ========         ========

             SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 ---------------------------------   -------------------------------
                                                                       1998            1997                1998            1997
                                                                 ---------------------------------   -------------------------------
Revenues:
     Software licenses                                           $      1,069      $      1,094      $      2,508      $      2,954
     Professional services                                              4,549             1,661            10,183             4,239
     Data center                                                          927               122             1,831               236
                                                                 -------------------------------     -------------------------------
           Total revenues                                               6,545             2,877            14,522             7,429
                                                                 -------------------------------     -------------------------------
Direct costs:
     Software licenses                                                     20               391                60             1,365
     Professional services                                              2,806             1,157             6,606             3,827
     Data center                                                        1,937             1,854             5,585             5,078
                                                                 -------------------------------     -------------------------------
           Total direct costs                                           4,763             3,402            12,251            10,270
                                                                 -------------------------------     -------------------------------
           Gross margin                                                 1,782              (525)            2,271            (2,841)
                                                                 -------------------------------     -------------------------------
Operating expenses:
     Selling and marketing                                                955               992             3,163             3,163
     Product development                                                3,717             2,696            10,707             7,595
     General and adminstrative                                          1,370               991             3,810             3,458
     Depreciation and amortization                                        761               401             2,050             1,081
     Amortization of goodwill and acquisition charges                     110               346             4,281             1,033
                                                                 -------------------------------     -------------------------------
           Total operating expenses                                     6,913             5,426            24,011            16,330
                                                                 -------------------------------     -------------------------------
           Operating loss                                              (5,131)           (5,951)          (21,740)          (19,171)
Interest income                                                            52               346               442             1,116
                                                                 -------------------------------     -------------------------------
Loss from continuing operations                                        (5,079)           (5,605)          (21,298)          (18,055)
Discontinued operations:
   Loss from operations                                                (1,562)             (236)           (2,889)             (187)
   Gain on disposal                                                       812                --               812                --
                                                                 -------------------------------     -------------------------------
Loss from discontinued operations                                        (750)             (236)           (2,077)             (187)
                                                                 -------------------------------     -------------------------------
Net loss                                                         $     (5,829)     $     (5,841)     $    (23,375)     $    (18,242)
                                                                 ===============================     ===============================

Basic and diluted net loss per common share
     from continuing operations                                  $      (0.45)     $      (0.62)     $      (1.97)     $      (2.10)
Basic and diluted net loss per common
     share from discontinued operations                                 (0.07)            (0.02)            (0.19)            (0.02)
                                                                 -------------------------------     -------------------------------
Basic and diluted net loss per common share                      $      (0.52)     $      (0.64)     $      (2.16)     $      (2.12)
                                                                 ===============================     ===============================
Weighted average number of shares of
     common stock outstanding                                      11,175,737         9,060,726        10,823,323         8,596,580
                                                                 -------------------------------     -------------------------------

             SECURITIY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                    COMPREHENSIVE
                                                                                    SHARES           AMOUNT            INCOME
                                                                                ---------------   -------------   -----------------
SERIES A PREFERRED STOCK

Balance December 31, 1997                                                            1,251,084         $ 2,679
Conversion of preferred stock to common stock                                          (76,974)            (96)
                                                                                ---------------   -------------
Balance September 30, 1998                                                           1,174,110         $ 2,583
                                                                                ---------------   -------------

SERIES B PREFERRED STOCK

Balance December 31, 1997                                                                   --              --
Sale of preferred stock                                                                749,064          10,000
                                                                                ---------------   -------------
Balance September 30, 1998                                                             749,064         $10,000
                                                                                ---------------   -------------

COMMON STOCK

Balance December 31, 1997                                                           10,487,245           $ 105
Conversion of preferred stock to common stock                                           76,974               1
Sale of common stock, net of expenses                                                   92,593               1
Common stock issued upon the exercise of options                                       464,922               4
Issuance of common stock in exchange for software license                              181,610               2
                                                                                ---------------   -------------
Balance September 30, 1998                                                          11,303,344           $ 113
                                                                                ---------------   -------------

ADDITIONAL PAID-IN CAPITAL

Balance December 31, 1997                                                                              $72,885
Conversion of preferred stock to common stock                                                               95
Sale of common stock, net of expenses                                                                      969
Common stock issued upon the exercise of options                                                         1,820
Issuance of options to acquire common and preferred stock                                                1,300
Issuance of common stock in exchange for software license                                                1,998
                                                                                                  -------------
Balance September 30, 1998                                                                             $79,067
                                                                                                  -------------

ACCUMULATED DEFICIT

Balance December 31, 1997                                                                            $ (52,035)
Net loss                                                                                               (23,375)          $ (23,375)
                                                                                                  -------------
Balance September 30, 1998                                                                           $ (75,410)
                                                                                                  -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance December 31, 1997                                                                                $ (96)
Changes in net unrealized gains on investment securities available for sale                                (55)                (55)
Change in cumulative foreign currency translation adjustment                                              (201)               (201)
                                                                                                  -------------      --------------
Comprehensive income                                                                                                     $ (23,631)
                                                                                                  -------------      ==============
Balance September 30, 1998                                                                              $ (352)
                                                                                                  -------------
TOTAL STOCKHOLDERS' EQUITY                                                                             $16,001
                                                                                                  =============

             SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                             ------------------------
                                                                                               1998          1997
                                                                                             ---------     ----------
 Cash flows from operating activities:
      Net loss                                                                               $(23,375)     $(18,242)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
            Loss from discontinued operations                                                   2,889           187
            Depreciation and amortization including acquisition charges                         6,446         2,989
            Gain on disposal of discontinued operations                                          (812)           --
            Compensation expense for stock options                                              1,489           396
            Provision for doubtful accounts receivable                                            280            --
            Increase in accounts receivable                                                      (633)       (2,912)
            Decrease (increase) in other assets                                                    46          (748)
            Increase (decrease) in accounts payable                                             1,022          (765)
            Increase (decrease) in accrued expenses                                             1,093          (175)
            Increase in deferred revenue                                                        3,198         7,811
                                                                                             --------      --------
                Net cash used in continuing operating activities                               (8,357)      (11,459)
      Net cash provided by (used in) discontinued operations                                    3,480          (187)
                                                                                             --------      --------
                                                                                               (4,877)      (11,646)
                                                                                             --------      --------
 Cash flows from investing activities:
      Sales of investment securities available for sale                                         1,983         5,981
      Sales of banking operations                                                               1,500            --
      Purchases of investment securities                                                                     (6,235)
      Maturities of investment securities available for sale                                    8,000        12,004
      Purchases of premises and equipment                                                      (3,534)       (2,399)
                                                                                             --------      --------
                Net cash provided by investing activities                                       7,949         9,351
                                                                                             --------      --------
 Cash flows from financing activities:
      Sale of common stock, net of expenses                                                       970         4,676
      Sale of preferred stock                                                                  10,000         1,315
      Proceeds from exercise of stock options                                                     800           109
                                                                                             --------      --------
                Net cash provided by financing activities                                      11,770         6,100
                                                                                             --------      --------
 Effect of exchange rate changes on cash                                                         (200)           --
                                                                                             --------      --------
 Net increase in cash                                                                          14,642         3,805
 Cash at beginning of period                                                                    3,137         4,122
                                                                                             --------      --------
 Cash at end of period                                                                       $ 17,779      $  7,927
                                                                                             ========      ========

             SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Security First Technologies Corporation and its wholly-owned subsidiary, Security First Technologies, Inc. ("S1), (collectively, the "Company"). Security First Technologies Corporation is the successor company to Security First Network Bank ("SFNB") as a result of the reorganization completed on September 30, 1998. Accordinly, all historical financial information for periods prior to September 30, 1998 is that of SFNB. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and nine month periods ended September 30, 1998 and 1997 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial statements. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the expected results for the year ending December 31, 1998. The following should be read in conjunction with the SFNB's historical financial statements included in the Company's registration statement filed on August 25, 1998.

     As more fully discussed in note 2, the Company has sold its banking operations, which have been presented as discontinued operations in the accompanying consolidated financial statements.

2.   DISCONTINUED   OPERATIONS  AND  SALE  OF  BANKING  OPERATIONS,   TECHNOLOGY
     LICENSING AGREEMENTS, AND SALE OF COMMON STOCK

     On September 30, 1998, the Company completed the sale of its banking operations to the Royal Bank of Canada, through one of its U.S. based subsidiaries ("Royal Bank"). Royal bank paid $3 million in excess of the net assets sold (including $1.5 million holdback for indemnification which will be received eighteen months from the closing date). The banking operations included substantially all of the loans and investment securities as well as its deposit relationships and were legally separated from the technology operations through the formation of a holding company and the contribution of $10 million in capital. The Company recorded a gain of $812 thousand on the sale of the banking operations. The gain on sale includes a $1.3 million charge related to the estimated fair value of options to purchase the Company's capital stock issued to Royal Bank in connection with the sale of the banking operations. The options give Royal Bank the right to purchase 733,818 shares of common and preferred stock for an aggregate of $10 million at prices ranging from $11.88 to $15.81 per share at specified periods through June 2000.

     The banking assets held for sale had been presented net of the related liabilities in the accompanying 1997 consolidated balance sheet and the losses from the banking operations are reflected in the accompanying consolidated statements of operations as discontinued operations. Net interest income for the nine month period ended September 30, 1998 was $1.3 million and the net loss excluding the gain on disposal was $2.9 million. The increase in the loss from discontinued operations for the three months ended September 30, 1998 is the result of one time charges related to the sale of the banking operations.

     In addition to the sale of the banking operations, Royal Bank has entered into technology licensing and consulting arrangements with the Company for $6 million, which were effective upon closing of the sale of the banking operations. Also, Royal Bank purchased 92,593 shares of the Company's common stock for $1 million in cash on March 9, 1998.

3.   STOCK PURCHASE AGREEMENTS

     On June 29, 1998, the Company entered into a Stock Purchase Agreement and other technology and license agreements with State Farm Mutual Automobile Insurance Company ("State Farm"). Pursuant to the Stock Purchase Agreement, effective September 30, 1998 State Farm purchased 749,064 shares of non-voting, zero coupon preferred stock of the Company for $10.0 million. The preferred stock is redeemable at the option of the Company within the first two years of issuance. The preferred stock is convertible after two years into 535,045 shares of common stock based on a conversion price of $18.69.

     On June 30, 1998, the Company entered into a relationship with BroadVision, Inc. under a Stock Purchase Agreement and other technology and licensing agreements. Under the Stock Purchase Agreement, BroadVision purchased on July 15, 1998, 181,610 shares of the Company's common stock by granting to the Company a license agreement which gives the Company the right to resell BroadVision's marketing suite of software products by integrating the product with S1's software products. In addition, on October 1, 1998, the companies exchanged common stock, amounting to 129,702 shares of the Company for 123,001 shares of BroadVision, based upon the average of the closing price of the respective stock for the ten business days preceding July 31, 1998.

4.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed in equal prominence with the other annual financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. Comprehensive income for the nine months ended September 30, 1998 and 1997 was ($23.6) million and ($18.3), respectively. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items previously recorded as a component of stockholders' equity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS 52, "Foreign Currency Translation". The Company has adopted the interim-period disclosure requirements of SFAS 130 and will adopt the annual financial statement reporting and disclosure requirements of SFAS 130 effective December 31, 1998.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS 14, "Financial Reporting in Segments of a Business Enterprise", and establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this new standard did not require significant changes to the Company's current segment information that is presented in the 1997 annual financial statements and did not impact interim financial statements for the quarter ended September 30, 1998 as the interim disclosures are not required in the first year of adoption.

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." SOP No. 97-2, which revises the rules for accounting for software transactions by superceding SOP 91-1, "Software Revenue Recognition," is effective for financial statements for years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material effect on the interim financial statements for the three and nine months ended September 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and SFNB's historical financial statements included in the Company's registration statement filed on August 25, 1998.

General.  Security First  Technologies  Corporation is the successor  company to
Security First Network Bank as a result of the reorganization completed on September 30, 1998. S1 develops, markets, installs and services integrated, brandable Internet applications that enable financial services entities to offer products, services and transactions over the Internet in a secure environment. S1 generates revenues from licensing the Virtual Financial Manager ("VFM") suite of software products, providing professional services relating to the installation and integration of the software, and providing data center processing services and technical support to financial services entities.

     S1's primary product is VFM, a suite of software products designed to provide consumers remote access to all aspects of their balance sheet via the Internet. This virtual net worth solution allows consumers to have access to all of their financial information on a current market valuation basis even though the information is maintained on separate computer systems operated by banks, brokerage firms, insurance companies, credit card processors, etc. S1's initial product in the suite, "Virtual Bank Manager," ("VBM") allows end-users to view, categorize, update and generate reports on account detail, view balance information and execute banking transactions over the Internet such as transfers and bill payments. The second product in the suite, "Virtual Credit Card Manager," provides customers access to an on-line credit card account statement and allows end users to view, categorize and generate reports on account detail. Virtual Investment Manager, which was released this year, allows customers the ability to open brokerage accounts, enter and execute stock and mutual fund transactions and view portfolio positions.

     S1 continues to enhance the existing VFM suite by developing new applications and migrating existing products to a more efficient software architecture. Implementations and upgrades to VBM version 4.0 began in the third quarter of 1998. This release will consolidate all existing users of VBM onto the same version of VBM, which is expected to occur by the third quarter 1999. In addition, this version will improve the operational efficiencies and stability of the existing product. Along with this VBM release, S1 also released Virtual Loan Manager ("VLM"), which will allow end users to view loan balances and make loan payments.

     On June 30, 1998, the Company entered into a relationship with BroadVision, Inc. under a Stock Purchase Agreement and other technology and licensing agreements. Under the Stock Purchase Agreement, BroadVision purchased on July 15, 1998, 181,610 shares of the Company's common stock by granting to S1 a license agreement which gives S1 the right to resell BroadVision's "One-to-One" marketing suite of software products. S1 is currently integrating the BroadVision "One-to-One" marketing product with the VFM suite. The addition of the "One-to-One" product will allow financial services entities to better market their services to their customers using the VFM products through intelligent cross-selling, relationship management and content management capabilities. Management anticipates that it will earn revenues from this arrangement by direct sales of the "One-to-One" licenses, fees for implementing the product and ongoing fees for running the product in the S1 Data Center.

     S1 is also currently working on the development of the next generation of the VFM suite of products which will incorporate technology supporting marketing, client services and a more scalable transaction processing operating environment. This version of VFM is expected to be released in 1999. In addition, development of Virtual Insurance Manager began in the third quarter of 1998. Future products in the suite anticipated to be developed include Virtual Corporate Cash Manager and Virtual Bill Presentment.

     S1 derives revenues from financial services entities primarily through one of the following three distribution channels:

     o By processing Internet transactions through the S1 data center. Financial services entities pay a monthly fee for processing and technical support based on the number of their customers using the VFM product.

     o By licensing VFM to third party data processors. Third party data processors install VFM at their own data processing centers and offer the product to their financial services clients. S1 earns fees from third party data processing centers through a monthly fee based on the number of customers of the financial services entity who are using the product.

     o By licensing VFM directly to financial services entities which operate their own data centers "in-house". S1 receives a license fee up-front plus receives an annual recurring charge for ongoing product upgrades and support and maintenance which is based on the greater of the number of customers or a percentage of the initial license fee.

Additionally, S1 provides professional services related to the installation and integration of the VFM product, including installing the product at third party data processing centers and financial services entities and integrating the financial services entity's data processing systems with the S1 data center. Customers are charged for these services primarily on a time and materials basis.

          QUARTERLY FINANCIAL AND OPERATING DATA FOR THE FIVE QUARTERS
                            ENDED SEPTEMBER 30, 1998
         (IN THOUSANDS, EXCEPT PER SHARE, PER CUSTOMER AND PER FULL TIME
                             EQUIVALENT (FTE) DATA)

-------------------------------------------------------------------------------------------------------------------
                                                      SEPT. 30,      DEC. 31,   MARCH 31,    JUNE 30,    SEPT. 30,
                                                         1997         1997        1998        1998         1998
-------------------------------------------------------------------------------------------------------------------
REVENUES:
   Software licenses                                  $  1,094     $  1,188     $    669     $    770     $  1,069
   Professional services                                 1,661        2,038        2,449        3,185        4,549
   Data center                                             122          175          310          594          927
                                                      --------     --------     --------     --------     --------
     Total revenues                                      2,877        3,401        3,428        4,549        6,545
                                                      --------     --------     --------     --------     --------
DIRECT COSTS:
   Software licenses                                       391          240           20           20           20
   Professional services                                 1,157        1,519        1,570        2,230        2,806
   Data center                                           1,854        1,869        1,823        1,825        1,937
                                                      --------     --------     --------     --------     --------
     Total direct costs                                  3,402        3,628        3,413        4,075        4,763
                                                      --------     --------     --------     --------     --------
OPERATING EXPENSES:
   Selling and marketing                                   992        1,142        1,071        1,137          955
   Product development                                   2,696        2,912        3,383        3,607        3,717
   General and adminstrative                               991        1,179        1,204        1,236        1,370
   Depreciation and amortization                           401          660          637          652          761
   Goodwill amortization and acquisition charges           346        3,492        2,088        2,083          110
                                                      --------     --------     --------     --------     --------
     Total operating expenses                            5,426        9,385        8,383        8,715        6,913
                                                      --------     --------     --------     --------     --------
     Operating loss                                     (5,951)      (9,612)      (8,368)      (8,241)      (5,131)
Interest income                                            346          365          255          135           52
                                                      --------     --------     --------     --------     --------
LOSS FROM CONTINUING OPERATIONS                       $ (5,605)    $ (9,247)    $ (8,113)    $ (8,106)    $ (5,079)
                                                      ========     ========     ========     ========     ========
NET LOSS PER COMMON SHARE FROM
   CONTINUING OPERATIONS BEFORE LOSS FROM
   NON-RECURRING CHARGES, GOODWILL
   AMORTIZATION AND ACQUISITION CHARGES               $  (0.58)    $  (0.59)    $  (0.57)    $  (0.56)    $  (0.44)
NET LOSS PER COMMON SHARE
   FROM CONTINUING OPERATIONS                         $  (0.62)    $  (0.93)    $  (0.77)    $  (0.75)    $  (0.45)
WEIGHTED AVERAGE SHARES OUTSTANDING                      9,061        9,892       10,524       10,763       11,176
CASH PROVIDED BY (USED IN)
   CONTINUING OPERATIONS                              $  4,007     $ (7,110)    $ (4,972)    $ (3,980)    $    595
CASH AND INVESTMENT SECURITIES                        $ 28,181     $ 19,951     $ 15,352     $  8,971     $ 17,779


                      SUMMARY INCOME STATEMENT ANALYSIS (AS A PERCENTAGE OF TOTAL REVENUES)

REVENUES:
   Software licenses                                        38%          35%          20%          17%          16%
   Professional services                                    58%          60%          71%          70%          70%
   Data center                                               4%           5%           9%          13%          14%
                                                      --------     --------     --------     --------     --------
     Total revenues                                        100%         100%         100%         100%         100%
                                                      --------     --------     --------     --------     --------
DIRECT COSTS:
   Software licenses                                        14%           7%           1%           0%           0%
   Professional services                                    40%          45%          46%          49%          43%
   Data center                                              64%          55%          53%          40%          30%
                                                      --------     --------     --------     --------     --------
     Total direct costs                                    118%         107%         100%          90%          73%
                                                      --------     --------     --------     --------     --------
OPERATING EXPENSES:
   Selling and marketing                                    34%          34%          31%          25%          15%
   Product development                                      94%          86%          99%          79%          57%
   General and adminstrative                                34%          35%          35%          27%          21%
                                                      --------     --------     --------     --------     --------
LOSS FROM CONTINUING OPERATIONS                           (195%)       (272%)       (237%)       (178%)        (78%)
                                                      ========     ========     ========     ========     ========
GROSS MARGINS:
   Software licenses                                        64%          80%          97%          97%          98%
   Professional services                                    30%          25%          36%          30%          38%
   Data center                                          (1,420%)       (968%)       (488%)       (207%)       (109%)
                                                      --------     --------     --------     --------     --------
   Total gross margin                                      (18%)         (7%)          0%          10%          27%
                                                      ========     ========     ========     ========     ========
DATA CENTER REVENUE PER QUARTERLY AVERAGE CUSTOMERS   $   9.90     $   9.55     $   9.64     $  13.34     $  14.75
PROFESSIONAL SERVICES REVENUE
   PER AVERAGE PROFESSIONAL SERVICES FTE*             $ 45,000     $ 46,000     $ 52,000     $ 47,000     $ 56,000

----------
*    Excludes revenue from pass through costs.

     The table below reflects quarterly information on the number of financial services entities that have either executed a letter of intent or signed contract to use the S1 software applications and technology segregated by distribution channel for the five quarterly periods ended September 30, 1998. The table also shows quarterly information on the number of financial services entities using VFM by distribution channel. All amounts represent totals as of the end of each respective period.


                                         SEPT. 30,        DEC. 31,       MARCH 31,        JUNE 30,       SEPT. 30,
                                           1997             1997           1998             1998            1998
                                         ---------        --------       ---------        --------       ---------
NUMBER OF FINANCIAL INSTITUTIONS:**
   S1 Data Center                              18              17              17              17              16
   Third party data processors*                32              43              56              58              62
   Direct license in-house                      6               6               7               6               6
                                          -------         -------         -------         -------         -------
Total                                          56              66              80              81              84
                                          =======         =======         =======         =======         =======
INSTITUTIONS USING VFM THROUGH:
   S1 Data Center                               6               8              12              12              10
   Third party data processors*                 3              11              16              17              35
   Direct license in-house                     --               4               4               4               4
                                          -------         -------         -------         -------         -------
Total                                           9              23              32              33              49
                                          =======         =======         =======         =======         =======
NUMBER OF  VFM CUSTOMERS:
   S1 Data Center                          28,000          32,700          44,000          58,100          77,000
   Third party data processors*                --             400           2,000           4,000           7,500
   Direct license in-house*                    --           1,400           5,800          40,000          67,000
                                          -------         -------         -------         -------         -------
Total customers using VFM                  28,000          34,500          51,800         102,100         151,500
                                          =======         =======         =======         =======         =======
NUMBER OF VFM ACCOUNTS:
   S1 Data Center                          37,000          49,500          69,400          94,600         128,000
   Third party data processors*                --             700           4,400           8,400          15,000
   Direct license in-house*                    --           2,000          26,200         160,000         244,000
                                          -------         -------         -------         -------         -------
Total accounts processed on VFM            37,000          52,200         100,000         263,000         387,000
                                          =======         =======         =======         =======         =======

----------
* Information based on discussions with officials of third party data processors and direct licensees.

** Including subsidiaries of bank holding companies, the number of entities who have agreed to use VFM is in excess of 100 at September 30, 1998.

RESULTS OF OPERATIONS - COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues and Operating Margins

     S1's total revenue was $6.5 million for the quarter ended September 30, 1998, a 127% increase from $2.9 million for the comparable period in 1997. The primary components of third quarter 1998 revenue were $1.1 million in software license fees, $4.5 million in professional service fees and $0.9 million in data center fees. Direct costs associated with S1's revenues were $4.8 million in third quarter 1998, up from $3.4 million in the comparable period in 1997.

     For the nine months ended September 30, 1998, total revenue increased to $14.5 million from $7.4 million, a 95% increase. Direct costs increased 19% from $10.3 million for the nine months ended September 30, 1997 to $12.3 million for the nine months ended September 30, 1998. As a result of the size of the companies S1 does business with and the magnitude of the implementations for companies of this size along with the limited amount of capacity to perform implementations, in any given period a significant portion of the revenues of S1 may be attributed to one or two customers. For the nine months ended September 30, 1998, two customers represented 42% and 10% of total revenues. For the nine months ended September 30, 1997, two customers represented 13% and 10% of total revenues.

     Software Licensing. Software license fees, which accounted for approximately 16% of third quarter 1998's total revenues, were $1.1 million, which is consistent with third quarter 1997. For the nine months ended September 30, 1998, software license fees were $2.5 million compared to $3.0 million in the corresponding period in 1997. Software license fees decreased between 1997 and 1998 as there were four implementations of direct licenses occurring in 1997 for which the license fee was recognized on a percentage of completion basis over the implementation period. These implementations were completed in the fourth quarter of 1997. During 1998 there have not been any new in-house direct license implementations occurring as new implementations of VFM are occurring either in the S1 Data Center or through third party data processors. In September 1998, S1 received $5.0 million in license fees from Royal Bank related to technology and licensing agreements. These license fees have been recorded as deferred revenue and are recognized as revenue using the subscription method over a period of three years. Software license fees increased in the third quarter of 1998 as compared to the second quarter of 1998 as a result of the recognition of revenue from these agreements. In addition, software license revenue increased between second and third quarter 1998 as a result of license fees from third party data processors.

     Direct costs associated with software licenses were $20 thousand for the three months and $60 thousand for the nine months ended September 30, 1998 compared to $391 thousand for the three months and $1.4 million for the nine months ended September 30, 1997. In 1997, the direct costs associated with software license fees mainly consisted of the amortization of purchased technology. Purchased technology included technology acquired in previous acquisitions and software development costs paid to an independent contractor in 1995 and 1996. These costs have been amortized using the straight line method over a period of 3 years, which is the amount representing the greater of the amortization using the straight-line method or the ratio of current revenues to total anticipated revenues. During the fourth quarter of 1997, SFNB wrote off the remaining unamortized balance of goodwill and purchased technology associated with acquisitions in 1996 after determining that there were minimal future cash flows expected to be derived from these intangible assets. Accordingly, direct costs for software license fees decreased in the third quarter and year to date periods of 1998 as compared to the same periods for 1997.

     Professional Services. Professional services revenues increased to $4.5 million in third quarter of 1998 from $1.7 million in third quarter 1997. For the nine months ended September 30, 1998, professional services revenues increased $6.0 million from $4.2 million to $10.2 million. The direct costs associated with professional services, which are primarily personnel costs, were $2.8 million in third quarter 1998, resulting in a gross margin $1.7 million or 38%, versus a gross margin in the third quarter 1997 of $504 thousand or 30%. For the nine months ended September 30, 1998, direct costs for professional services were $6.6 million, resulting in a gross margin of $3.6 million compared to direct costs of $3.8 million and a gross margin of $412 thousand for the same period in 1997. The increase in professional services revenues and the improvement in the gross margin in 1998 as compared to 1997 can be attributed to the elimination of fixed pricing established for S1's initial implementation contracts for professional services. Under these arrangements, S1 was limited in the amount it could bill for professional services to a fixed price contained in the contract. In addition, S1 experienced increased costs to implement these financial services entities as a result of delays experienced in the early implementations in integrating VBM with the customers' legacy mainframe systems resulting in the accrual of losses related to these contracts in early 1997. As S1 has gained more experience in implementing VFM, and because S1 now prices its contracts based on time and materials, management anticipates that the professional services' margin will remain comparable to that realized in the third quarter of 1998. In addition, the increase in revenue for the three and nine month periods ended September 30, 1998 is also attributed to pass through costs related to implementations. As further discussed the section "Year 2000", S1 is in the process of converting all financial services entities to VBM version 4.0. These conversions will require a significant portion of S1's implementation resources. Management is currently evaluating the potential impact on professional services margins due to the deployment of such resources and the potential discounting of services related to these implementations.

     Data Center. Data center revenues, which includes revenues for technical support provided to financial services entities using VFM, increased to $927 thousand in third quarter 1998 from $122 thousand in third quarter 1997. Data center revenues increased to $1.8 million for the nine months ended 1998 compared to $236 thousand for the nine months ended 1997. The average quarterly revenue per billable customer increased to $14.75 in the third quarter 1998 from $9.90 in the third quarter 1997. The increase in revenues is attributed to minimums now set for data processing services and increased maintenance fees. Management anticipates that the average quarterly revenue per billable customer will decrease as financial services entities increase the number of their customers using the product.

     Direct costs of approximately $1.9 million were associated with data center operations in third quarter 1998 resulting in a negative gross margin of $1.0 million. This compares to direct costs of $1.9 million and a negative gross margin of $1.7 million in the third quarter 1997. For the nine months ended
September 30, 1998, direct costs associated with the data center were $5.6 million compared to $5.1 million for the nine months ended September 30, 1997. The direct costs of the data center are attributable to establishing the basic infrastructure (composed of personnel and equipment) needed to process accounts for the growing financial services entity customer base. The established capacity at September 30, 1998 should be adequate to meet the anticipated growth in the number of entities using the data center for several quarters.

     In an effort to reduce data center costs, the Company, which had previously outsourced the operations of the data center, ended its data center facilities management agreement. The Company anticipates it will experience cost savings of approximately $200 thousand on a quarterly basis from both the elimination of the cost plus arrangement and the ability to more efficiently utilize the existing infrastructure. As a result of the termination of this agreement, two financial institutions, which had a limited number of customers using the data center, elected not to reenter into data center contracts with S1. Since these institutions were relatively inactive, management does not anticipate this to have a significant impact on revenues.

     During the month of September 1998, the data center processed, including SFNB, in excess of 128,000 Internet banking accounts, representing approximately 77,000 customers. This represents an increase of 246% in the number of accounts from approximately 37,000 and an increase of 175% in the number of customers from approximately 28,000 for the month of September 1997. Based on current costs, management anticipates that the data center will reach a break-even gross margin when approximately 225,000 customers are processed on a monthly basis. Revenues associated with the data center are directly influenced by the numbers of financial services entities that are using VFM products through the S1 data center and the product marketing efforts of these financial services entities.

Operating Expenses

     Operating expenses increased to $6.9 million in third quarter 1998 from $5.4 million in the third quarter 1997. The increase in operating expenses occurred in product development costs which increased $1.0 million and general and administrative expenses which increased $0.4 million.

     Approximately $3.7 million of the third quarter 1998 operating expenses related to product development costs as compared to $2.7 million in third quarter 1997. The increase in product development costs is related primarily to an increase in personnel expenses for additional product development initiatives, including integration of Broadvision's One-to-One marketing suite of software products and development of the next generation of the VFM suite of products. The increase in product development costs represents management's commitment to enhancing the current VFM products by migrating the existing products to more efficient software architecture and to developing new VFM applications, including the Virtual Investment Manager and Virtual Loan Manager which were released in 1998.

     General and administrative expenses increased from $1.0 million in the third quarter of 1997 to $1.4 million in the third quarter of 1998. A portion of the increase is attributable to charges related to the termination of the facilities management agreement for the data center discussed above. The remaining increase relates to the expanded personnel infrastructure to manage the growth of the Company.

     Selling and marketing expenses for the three and nine months ended September 30, 1998 were consistent with the amounts for the three and nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Total stockholders' equity decreased to $16.0 million as of September 30, 1998 from $23.5 million at December 31, 1997. The decrease in stockholders' equity is primarily attributable to the $23.4 million net loss incurred during 1998. This decrease was partially offset by the issuance of 92,593 shares of common stock to Royal Bank for $1 million in March 1998, the issuance of 749,064 shares of preferred stock to State Farm for $10.0 million on September 30, 1998, and the issuance of 181,610 shares of common stock to Broadvision in exchange for a license to Broadvision's product.

     As part of the Royal Bank transaction, the Company has issued to Royal Bank four separate options to purchase up to an aggregate $10.0 million in capital stock of the Company. The first option has a per share exercise price of $11.88 and expires at the end of December 1998. The second option has a per share exercise price of $13.07 and expires at the end of June 1999. The third option has a per share exercise price of $14.38 and expires at the end of December 1999. The fourth option has a per share exercise price of $15.81 and expires at the end of June 2000. If exercised, the Company will issue 733,818 shares of common and preferred stock over the 21 month option period

     At September 30, 1998, the Company had $17.8 million in cash and $4.5 million in accounts receivable to fund future operations. For the nine months ended September 30, 1998, the Company used $8.4 million in continuing operations compared to $11.5 million in comparable period in 1997. During the quarter ended September 30, 1998, the cash provided by continuing operations was $0.6 million which included $6.0 million received from the sale of licenses to Royal Bank as compared to cash used in operations of $4.0 million in the second quarter 1998. The Company anticipates that cash used in operations will approximate $5.0 million in the fourth quarter 1998. Management believes that the Company has adequate cash resources available to fund operations through 1999 at which time the Company anticipates it will become cash flow positive from operations. If additional capital is needed, the Company intends to continue to pursue capital raising opportunities similar to the Strategic Tactical Advisory Relationship partnership program through which it has raised capital in the past. S1 did not have any material capital commitments at September 30, 1998, however S1 does expect to make approximately $0.6 million in capital expenditures during the remainder of 1998.

YEAR 2000

     The Year 2000 issue relates to the use by many existing computer programs of only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company recognizes the need to ensure that the potential Year 2000 software failures will not adversely impact its operations. A Company wide task force, with representation from all major business units, was established in 1997 to evaluate and manage the risks, solutions and cost associated with addressing this issue which affects both the internal computer systems as well as the software applications that the Company licenses to customers. The task force has identified all business systems, products and services, including third party software used by S1 and in conjunction with VFM, and determining whether they are Year 2000 compliant. In addition, the Company has developed and is implementing plans of action for the systems and products which are not Year 2000 compliant. The Company believes that based on the assessments completed to date, that critical Year 2000 issues can be corrected. The failure of the Company or third party software which is used by S1 or in conjunction with VBM to be Year 2000 compliant could have a material adverse impact on the Company's financial position and results of operations.

     Management has determined that its newest version of the VBM software, which was released in 1998, is Year 2000 compliant. Complete "end to end" testing is anticipated to occur as part of the VBM implementation process. Accordingly, management anticipates that all financial services entity customers will be converted to the new version by third quarter 1999. These conversions will require a significant portion of S1's implementation resources. Management is currently evaluating the potential impact on professional services margins due to the deployment of resources and potential discounting of services related to these implementations.

     The costs incurred in addressing the Year 2000 problem are being expensed as incurred in compliance with generally accepted accounting principles. None of these costs are expected to materially impact the results of operations in any one period. A significant portion of the costs to be incurred are not expected to be incremental but rather are related to current development efforts.

FORWARD-LOOKING STATEMENTS

Statements in Management's Discussion and Analysis in the sections captioned Results of Operations - Comparison of Three and Nine Months Ended September 30, 1998 and 1997, Liquidity and Capital Resources, and Year 2000 are forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors related to Internet-based businesses. The market for Internet-based financial services has only recently begun to develop and market acceptance of the Company's products and services is uncertain. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new products and service introductions. Such developments, as well as unforeseen developments in the Internet commerce industry, could limit the marketability of the Company's products and services and, thus, have an adverse impact on the Company's financial position and results of operations.

 PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

          (a)  Not applicable.

          (b)  Not applicable.

          (c) On September 30, 1998, State Farm Mutual Automobile Insurance Company purchased in a private placement 749,064 shares of the Company's Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of $10 million pursuant to the Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, the Company and State Farm. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") (transactions by an issuer not involving any public offering).

          (d)  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) At a meeting held on September 25, 1998, the Board of Directors of SFNB, as sole shareholder of the Company, approved the Amended and Restated Certificate of Incorporation of the Company.

          (b)  Not applicable.

          (c)  See (a) above.

          (d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

Exhibit No.         Description

          27        Financial Data Schedule

          (b)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SECURITY FIRST TECHNOLOGIES CORPORATION
                                                  (Registrant)

Date:    November 4, 1998                   /s/ Robert F. Stockwell
                                            ------------------------------------
                                            Robert F. Stockwell
                                            Chief Financial Officer,
                                            Treasurer and Secretary

                                            (Principal Financial Officer and
                                             Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.   Description

    27        Financial Data Schedule