Form 10-K
period 1998-12-31
SECURITY FIRST TECHNOLOGIES CORP
filed 1999-03-31
CIK 1063254

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                     OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-24931

                    SECURITY FIRST TECHNOLOGIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      58-2395199
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
     3390 PEACHTREE ROAD, NE, SUITE 1700
               ATLANTA, GEORGIA                                    30326
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 812-6200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $0.01 per share
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes __ .     No____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 1999, the aggregate market value of the shares of common stock of the registrant issued and outstanding on such date, excluding 2,084,011 shares held by all affiliates of the registrant, was approximately $642,391,000. This figure is based on the closing sales price of $62.50 per share of the registrant's common stock on March 24, 1999, and excludes shares held by directors and executive officers because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

     Shares of common stock outstanding as of March 24, 1999: 12,362,267

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Not applicable.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Security First Technologies Corporation (S1(TM)) develops integrated, brandable internet applications that enable companies offering financial services to create their own financial portals on the internet. S1's Virtual Financial Manager, known in the marketplace as VFM, integrates banking, investment, loan and credit card accounts at an institution, with content such as news, weather and sports personalized by the end-user. S1 licenses its Virtual Financial Manager software, provides installation and integration services and offers outsourced internet transaction processing through its data center. S1's goal is to be the leading provider of internet solutions that enable companies offering financial services to extend and strengthen customer relationships. S1 targets organizations that view providing their products and services on the internet as a strategic competitive advantage and an integral component of their business.

     Prior to September 1998, S1 was a subsidiary of Security First Network Bank. Using Virtual Financial Manager, Security First Network Bank became the first internet bank in 1995. In September 1998, we reorganized in order to separate the banking and technology businesses and then sold the banking business to a subsidiary of Royal Bank of Canada.

THE S1 SOLUTION

     S1's Virtual Financial Manager addresses the requirements of both its financial institution clients and end-users by integrating multiple financial applications in one comprehensive internet-based product suite that also can include extended personalized information. This combination creates a financial portal through which end-users are able to conduct many of their daily electronic financial, commerce and personal activities online. Virtual Financial Manager also enables clients to offer their customers a complete view of their personal finances with the institution in one consolidated financial statement. Through its solutions, S1 believes its clients can expand and strengthen their customer relationships and increase their revenue potential and customer retention.

     S1's Banking provides the foundation for establishing, retaining, and expanding the client's customer relationship. Most households have some form of transaction account that facilitates access to funds for consumer transactions. End-users typically access their transaction account information regularly, thus providing the financial institution with a continuous opportunity to market additional services to its customers.

  Advantages for Financial Services Companies

     - Portal Capabilities. S1's solution provides customizable content, including news, sports, weather and stock quotes along with the end-user's financial information.

     - One-Stop-Shop. The financial services company can maintain and enhance its role as primary financial services provider by offering multiple financial and non-financial products through a single distribution channel.

     - One-to-One Marketing. Companies can anticipate their customers' needs and market products to them based on account information and observational data gathered during the customers' use of Virtual Financial Manager.

     - Branding. S1's solution allows clients to provide internet financial services to their end-users under the clients' brand names.

     - Scalable Technology. S1's technology can support extensive growth in the number of end-users.

  Advantages for End-Users

     - Convenience. Financial information is available 24 hours a day, 7 days a week, and may be accessed anywhere the internet is available.

     - Consolidated Financial Statement. End-users are able to see all of their financial accounts at the institution in one consolidated view, including an archive of historical data and check images.

     - Online Transactions. End-users are able to execute transactions on the internet, including bill payments, account transfers and investment transactions.

     - Ease of Use. It is easy for end-users to access their integrated financial data and execute transactions. There is no software for end-users to buy, load and update.

     - Personalization. Products and services offered to the end-user by the institution can be personalized based on the characteristics of the end-user. In addition, end-users can customize their transactional information based on their own criteria.

S1'S STRATEGY

     S1's goal is to be the leading provider of internet solutions that enable the creation of financial portals that allow our clients to extend and strengthen their customer relationships. The following describes the key elements of S1's strategy.

     Develop leading-edge technology. S1 plans to continue to develop leading-edge technology to enable its clients to offer feature-rich and easy-to-use internet financial services in a secure environment. Additional products and enhancements to existing products will be developed based on client and market demands. S1's strategy includes developing internet solutions based on fat server technology. Fat server technology enables the end-user to store, manipulate and process account information from any internet-enabled device. This technology will become even more useful when alternative internet devices become prevalent.

     Expand client base. S1 intends to expand its client base by targeting large companies that have the largest number of end-users. These companies include traditional financial institutions, such as banks, brokerage firms and insurance companies, as well as non-traditional financial services companies such as major retailers and automotive manufacturers who are expanding their financial services activities. To aid this expansion, S1 plans to increase its number of sales and marketing personnel, continue partnering with third parties and expand internationally with its upcoming release of Virtual Financial Manager version 5.0.

     Partner with leading technology and implementation players. S1 intends to expand and leverage its relationships with key business partners. These relationships expand S1's distribution network and provide resources that contribute to effectively maximizing opportunities. Important strategic partnerships include those with Hewlett-Packard and Andersen Consulting.

     Expand infrastructure. S1 expects to expand its existing data center facilities to meet anticipated growth in demand for data center services. The data center is designed to host the Virtual Financial Manager software application suite and to ensure the security of data and communications. Data center transaction processing and support provide S1 with a recurring revenue stream.

     Pursue strategic acquisitions. S1 intends to pursue strategic acquisitions that would provide additional technology, product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence.

S1 PRODUCTS AND SERVICES

     S1's Virtual Financial Manager is a suite of applications that integrates multiple financial management applications with personalized content and marketing capabilities.

  Products

     Virtual Financial Manager Version 4.0. S1 continues to enhance the existing Virtual Financial Manager suite by developing new applications and more efficient software architecture. Virtual Financial Manager version 4.0 was released and implementations and upgrades to this version began in 1998. S1 is consolidating all existing users of Virtual Financial Manager onto version 4.0 which will result in greater efficiency of back office operations and higher degrees of operational scalability. Other enhancements include:

        - increased customization capabilities for greater branding opportunities,

        - flexible delivery of transactions for both batch and real-time solutions,

        - internal funds transfers for loan payments which eliminate the need for third party involvement, and

        - faster integration of back-end host systems, which shortens the financial institution's time to market.

     Current applications within S1's Virtual Financial Manager product suite include:

     - Banking: The first application developed within the Virtual Financial Manager suite, Banking allows customers to perform secure banking transactions over the internet. S1's Banking application provides end-users with access to multiple accounts including checking, savings, CDs, money market, credit cards and loans.

        - Deposit Accounts -- Through S1's Banking application, end-users can transfer funds between accounts, pay bills electronically, view statements and registers, open checking, savings and money market accounts, and purchase certificates of deposit. Completed transactions are reflected daily in the end-users' online statements. In addition to viewing balance information and executing banking transactions, end-users can add personalization categories and obtain reports for enhanced personal financial management.

        - Credit Cards -- Unlike traditional credit card paper statements that give end-users only a monthly view of their account, S1's solution provides end-users daily access to any posted account activity. End-users can view current and historical credit card information the same way they view their online checking account statement. Built-in reporting capabilities and the ability to categorize expenses enable end-users to track their spending.

        - Loans -- Within the loan application, end-users can view current balances for lines of credit, mortgages, auto loans or any other consumer loan. Loan payments can be made from another online account with the same bank via funds-transfer, and money can be transferred out of lines of credit. The underlying architecture within the loan application provides the end-users with a consolidated view of loan balances along with their other accounts.

     - Investments: This full-featured online investment application gives the end-user the ability to manage brokerage accounts, buy and sell stocks and mutual funds, and view portfolio positions around the clock. End-users can effect trades in a cash and/or margin account, view IRA's and other investments, and experience real-time portfolio updating of balances and profit/loss report generation.

     - Relationship Management: The latest addition to S1's application suite, Relationship Management, lets institutions provide the benefits of the traditional "private banker" to its end-users. It gives institutions the ability to offer these end-users a personalized experience. Institutions can anticipate end-user needs and respond promptly with appropriate information and targeted product and service offerings. Four categories of information provide the basis for defining targeted end-user profiles:

        - historical account information through Virtual Financial Manager's data storage,

        - observational data of the end-user's on-line activity while within the Virtual Financial Manager application,

        - data warehouse information collected from and resident within host legacy systems, and

        - market research gathered through online surveys or questionnaires.

      Institutions can use this data to market specific products and services to targeted individual customers or segmented groups. The customer experience with the institution is also enhanced through a customiz-able hub/portal environment that includes the integrated delivery of the customer's financial information, along with traditional portal information that has been personalized by the customer including news, sports, weather and stock quotes. Content can be delivered from a number of sources, including content authored by the institution dealing specifically with the products and services they offer to their customers.

     - Customer Care: S1's customer care technology allows its clients' customer service representatives to assist end-users by:

        - simultaneously viewing the same screen the end-user is viewing to help resolve any issues,

        - updating account information, and

        - offering special incentives such as reduced brokerage commissions.

  Upcoming Technology Enhancements and New Products:

     Virtual Financial Manager Version 5.0. With direct input from S1's Customer Advisory Council, S1 has completed the design phase of the next generation architecture and Virtual Financial Manager version 5.0, which is expected to be generally available in late 1999. Version 5.0 of Virtual Financial Manager will include advanced architectural modifications as well as significant technical and functional enhancements. Expected highlights of this release include:

        - Customization -- The graphical user interface can be branded and the level of the product's functionality can be tailored to end-user segments within an institution.

        - Internationalization -- The product will function in multiple languages and currencies.

        - Increased scalability -- Each server will support one million end-users.

        - Open architecture -- The product will be open to many company and third-party add-on applications.

        - Personal financial manager connectivity -- Users of third-party personal financial management software will be able to connect directly to the product.

     Insurance. S1's Insurance application will address the needs of insurance organizations that are looking to utilize the internet as an additional distribution channel. The initial application is expected to enable end-users to request and receive on-line insurance rate quotes for auto, term life, homeowners and health insurance. Additional functionality to be added to this application includes claims administration, online payment of policy premiums, policy administration and online interaction with an insurance agent or a customer support representative.

     Business. The target market for S1's Business application will be businesses that have outgrown the small or home office segment but are not large enough to warrant a sophisticated cash management system. These businesses typically need an electronic banking tool that can be used by designated employees to view business account activity, reconcile these accounts, and initiate transactions on behalf of the company but only within the limits and restrictions specified by a company administrator. The first release of S1's Business application is expected to provide multi-user capability and configurable authorization limits required by small business customers.

     Presentment and Payment. S1 is currently working on the initial version of Presentment and Payment to facilitate electronic data delivery to an end-user. The initial focus is on the electronic delivery of bills, or bill presentment. Presentment and Payment will also be extended to any kind of dynamically changing information, such as account disclosures, statements and other reports. S1's solution will aggregate billing and other information from any number of consolidators and bill publishers, which will enable an institution to deliver the maximum amount of electronically available bill and other personal data to the end-user.

  Professional Services

     Through an experienced team of professionals and strategic partnerships, S1 surrounds its applications with flexible implementation, maintenance and support options. S1 provides professional services for the installation and integration of Virtual Financial Manager, including installation at third-party data processing centers and direct licensee sites and integration of the financial institution's data processing systems with the S1 data center. Our professional services organization consists of approximately 90 experienced professionals. In addition, S1 provides training, consulting and product enhancement services. Clients are charged for these services at hourly rates, plus the cost of materials.

  Data Center

     S1 offers its clients the option to outsource the processing of their internet financial transactions through its data center. This data center operates 24 hours a day, 7 days a week, and provides a physically secure environment as well as an encrypted virtual private network connection for communications between S1's data center and each specific institution's host systems. S1 believes that clients choose this option for their internet technology needs because of the expertise developed by S1 and the convenience of an outsourcing solution. In addition, the data center personnel provide technical support services to all Virtual Financial Manager clients.

STRATEGIC RELATIONSHIPS

     S1 has established strategic relationships that play a key role in its development and distribution of technology and services.

     - Hewlett-Packard: In February 1999, S1 entered into an alliance with Hewlett-Packard to provide integrated financial services. As part of the alliance, S1 expects that Hewlett-Packard will promote S1 as its preferred provider of internet applications for the financial services industry. S1 intends to focus the partnership on North America initially and expand worldwide as additional S1 products become available. S1 anticipates that this alliance will expand its distribution capacity through Hewlett-Packard's global infrastructure. S1 has partnered with Hewlett-Packard to develop one of the industry's most secure networks, by integrating HP's VirtualVault technology into S1's open architecture. In addition, S1 will continue to run Virtual Financial Manager on HP's platforms on an exclusive basis, for an initial period of 18 months.

     - Andersen Consulting: In February 1999, S1 and Andersen Consulting formed a strategic alliance to jointly develop business strategies and implementation processes that increase an organization's ability to leverage new technology, increase speed to market and compete more effectively in delivery of internet-based services. This alliance will add significant resources to expand S1's capacity for distribution, delivery and implementation. As part of the alliance, Andersen Consulting LLP has been issued warrants to purchase our common stock that vest over time based on the number of new customers it brings to S1's solution. S1 expects to benefit from the extensive relationships Andersen Consulting has established with strategic financial services companies throughout the world. S1 also expects Jackson L. Wilson, Jr., Managing Partner -- Global Markets, of Andersen Consulting, to join the S1 board of directors in the near future.

     - BroadVision: S1 has established a relationship with BroadVision, Inc. to integrate the BroadVision "One-to-One" marketing product with Virtual Financial Manager. As part of this relationship, S1 obtained a license to use and resell BroadVision's "One-to-One" marketing suite of products and BroadVision made a $2.0 million investment in S1 common stock. In addition, the two companies exchanged stock with a value of $3 million. By integrating the "One-to-One" product into Virtual Financial Manager, financial services firms using S1's products are able to collect and organize data resulting from customers' transactions and use that data for specifically targeted cross selling of products.

ADVISORY RELATIONSHIPS

     S1 has formed a Customer Advisory Council to provide S1 with insights and experience related to the development of new products. This council reviews detailed product plans and provides technical guidance on product functionality.

     S1 has an Advisory Board which provides strategic direction as it relates to product development and direction. The Advisory Board includes representatives of Citibank, BankAmerica, The Principal Financial Group, Synovus Financial Corp., Wachovia Corporation, Huntington Bancshares, Inc., State Farm Mutual Automobile Insurance Company, and Royal Bank of Canada.

SALES AND MARKETING

     S1's sales team is structured in four key groups. The new business sales team is focused on a list of target accounts generated from the target market of large financial services companies. The installed base sales team is responsible for managing the relationships of existing customers. The channel sales team focuses on building successful relationships with the third party data processors and our other technology partners to ensure we have the broadest coverage in the market. The sales support team provides the technical sales support necessary to maximize the output and productivity of the sales function.

     S1 promotes its products and services through conferences, seminars, direct marketing and trade publications, as well as through relationships with partners, including Hewlett-Packard and Andersen Consulting. S1 also maintains membership in key industry organizations such as the Bank Administration Institute and Global Concepts, a payment systems consulting firm. In addition, S1 participates in industry conferences such as internet Banking Conference, Banknet/Investnet Online '99 and Retail Delivery Systems.

PRODUCT AND SOFTWARE DEVELOPMENT

     S1's product development group is structured into product management, development and quality assurance. S1 invested $4.0 million in 1996, $10.5 million in 1997, and $14.6 million in 1998 in product development efforts.

     The product management group is responsible for strategic product planning, managing customer and market demands, performing competitive analysis, and managing the entire development process for each product under development. The department consists of individuals with industry expertise related to the product they are managing. The product managers work closely with the development group to ensure that the functionality in the product exceeds industry standards.

     The development group creates the products following an iterative and incremental development life cycle. The software life cycle consists of six phases: planning, analysis-design, construction, testing, implementation and maintenance. The software developers have extensive experience in advanced software development techniques and work closely with the product managers to ensure that they are considering the complex processes involved in financial services systems.

     The quality assurance group has extensive knowledge of S1's products and expertise in software quality assurance techniques. The quality assurance group utilizes an incremental form of testing for all products. The benefit of this method is that developers focus on each module individually as it is developed and then integrated with other modules, which yields better test coverage. Testing is accomplished in three separate phases: unit testing, integration testing and system testing. These three phases or levels of testing accompany the product development cycle from initial coding through product pre-release for each developmental project. The goal of each testing phase is to detect errors at the earliest stage of the system/product development cycle.

TECHNOLOGY

     S1's products incorporate business logic and a database running on a server. The combination of database and business logic, often referred to as fat server architecture, significantly raises the complexity of building and operating the software as compared to other internet banking products which do not have integrated business logic and database, often referred to as thin server architecture. Having integrated business logic and database in front of the financial institution's mainframe systems provides greater functionality and performance for end-users. Additionally, the fat server provides for the capability to consolidate the end-user's financial data from disparate host systems. Virtual Financial Manager provides rigorous security by combining encryption technology, firewalls and filtering routers with a proven military-grade operating system.

     S1's product offerings were built using the C++ language, Informix database technology, the HP Virtual Vault platform for secure web application execution, HP-UX as the operating system platform, and Tuxedo for real-time software that accessed bank host systems. This technology uses large multi-processor HP Unix-based servers and allows scalability up to 250,000 customers. In early 1998, S1 decided to switch its platform focus from a C++/Unix based solution to a Forte application development and execution environment. S1 built its Investments product on a Forte base, and integrated the investment functionality with the existing Virtual Financial Manager 4.0 Banking. The Forte suite of application development tools allows database and platform independence, as well as capabilities far beyond the previous architecture in terms of scalability, application partitioning, application monitoring and performance.

     S1 is currently in development of a full suite of financial applications on the Forte-based platform, including a common technical and business architecture for all S1 applications in the Virtual Financial Manager 5.0 suite. S1 intends to publish Application Programming Interfaces for this new version to enable third parties to add functionality.

     S1's data center provides access to host computers for messaging, online updates and inquiry into systems operating Virtual Financial Manager. All communications between the Virtual Financial Manager application and the institution's host network are routed through a Virtual Private Network connection in order to enhance security. The data center is responsible for ensuring availability of all types of communications including online, email, frame relay circuit, and host communications. In addition, the data center provides production, change control, job scheduling, data storage management, storage of backups, and job performance analysis for systems operating Virtual Financial Manager. Our recovery plan provides the institution with a defined recovery site, data processing resources, and vital records required for restoration of all the institution's operations in the S1 data center.

COMPETITION

     The internet technology, financial services and secure network communication industries all represent dynamic and competitive markets. S1 continues to expect competition to intensify in the future, especially with respect to internet financial service products. Because of the diverse and changing competitive marketplace in the financial services industry and for internet related products and services, there can be no assurance that S1 has identified or considered all possible present and future competitors or that the discussion set forth below represents a complete coverage of competition.

     The market for online banking and financial software is competitive, rapidly evolving and subject to technological change. With the continued development of the internet as an accepted avenue for providing financial services, S1 expects competition to intensify. Principal competitors currently include software companies that provide turn-key online banking and brokerage solutions and internet integration tools.

     While S1 believes no other organization delivers internet solutions that rival the depth and breadth of S1's solution, there are a number of companies in the market who have a similar offering. However, it is not so much these organizations that are competitive factors for S1, but more the approaches and standards that the market is currently struggling to define. Below is a discussion of these competitive factors:

     - Thin servers. The thin server model connects end-users directly to the financial institution's mainframe system and provides limited information access and customization. Typically financial institutions remove a customers' financial data that is over 60 days old from the mainframe system and store the information in a fashion that makes it unavailable to the end-user through their thin server internet application.

     - Fat client. The fat client model refers to personal financial management programs, such as Quicken, which are installed on a personal computer. The ability to access the financial information under the fat client model is limited to the device containing the personal financial management software. S1's solution does not require software to be loaded on a client device, therefore financial information can be accessed from any internet enabled device. In addition, it allows the financial institution to maintain access to valuable customer information that it can use for marketing additional products and services, and frees the end-user from upgrades.

     - In-house development. Some financial services organizations have developed or are in the process of developing their own personal financial management software. The internal development includes both dial-up personal computer-based systems and internet systems. Many of these organizations are discovering that internal development is cost prohibitive, time consuming and requires new technical expertise, and therefore are looking to outside vendors to maintain competitive products.

     - Aggregator. The aggregator model is an internet service that consolidates information from multiple entities and presents the information to the end-user. Under this model, an end-user is not required to consolidate all of his financial relationships at one organization. We believe, however, that S1's solution can offer a client's end-users consistent experience across a wide range of products and meet their needs faster than the aggregator model, and that this will result in end-users consolidating their relationships at one financial institution. In addition, S1's solution enables a financial organization to maintain brand identity.

INTELLECTUAL PROPERTY

     S1's success is heavily dependent on its proprietary technology and information. S1 relies on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary technology and information. S1 generally enters into nondisclosure agreements with its employees, contractors, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information.

     Despite its efforts to protect its proprietary software, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that S1 considers proprietary, and third parties may attempt to develop similar technology independently. In particular, S1 provides its existing and potential distribution partners with access to its product architecture and other proprietary information underlying its licensed software. Policing unauthorized use of S1's software is very difficult due to the nature of software, and, while S1 is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the steps taken by S1 to protect its services and products are adequate to prevent misappropriation of its technology or that S1's competitors will not independently develop technologies that are substantially equivalent or superior to S1's technology.

     Despite the implementation of security measures, the core of S1's network infrastructure could be vulnerable to unforeseen computer problems. Although S1 believes it has taken steps to mitigate much of the risk, it may in the future experience interruptions in service as a result of the accidental or intentional actions of internet users, current and former employees or others. Unknown security risks may result in liability to S1 and also may deter financial institutions from licensing its software and services. Although S1 intends to continue to implement and establish security measures, there can be no assurance that measures implemented by S1 will not be circumvented in the future, which could have a material adverse effect on its business, financial condition or results of operations.

GOVERNMENT REGULATION

     S1 is subject to being examined, and is indirectly regulated, by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System ("FRB"), the Federal Deposit Insurance Corporation and the Office of Thrift Supervision, and the various state financial regulatory agencies which supervise and regulate the banks and thrift institutions for which S1 provides data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include S1's internal controls in connection with its performance of data processing services, and the agreements pursuant to which S1 provides such services.

     As the FRB has approved Area's, Huntington's and Wachovia's ownership interest in S1, we are subject to supervision, regulation and examination by the FRB as a company controlled by a bank holding company.

EMPLOYEES

     As of December 31, 1998, S1 had 312 employees. S1's employees are not represented by a collective bargaining unit, and S1 believes that its relations with its employees are satisfactory. In addition to full-time employees, S1 has used the services of various independent contractors for professional services projects and product development.

ITEM 2.  PROPERTIES.

     S1's executive offices and data center are located at 3390 Peachtree Road, NE, Atlanta, Georgia. S1 also maintains a development office in Littleton, Massachusetts and Melbourne, Australia. The executive offices, data center and the development offices are leased facilities. S1 owns computer equipment with a net book value of approximately $2.3 million at December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which S1 or its operating subsidiary is a party or of which any of their property is the subject, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been quoted on the Nasdaq National Market under the symbol "SONE" since October 1998. Prior to that time, the common stock of our predecessor, Security First Network Bank, was quoted on the Nasdaq National Market under the symbol "SFNB" from its initial public offering on May 23, 1996 through September 1998. The following sets forth, for the quarters indicated, the high and low closing sales prices per share of the common stock as reported on the Nasdaq National Market.

                       QUARTER ENDED:                         HIGH       LOW
                       --------------                         ----       ---
SFNB:
June 30, 1996...............................................  $45        $31 3/4
September 30, 1996..........................................   34 1/4     21
December 31, 1996...........................................   26 1/4     10
March 31, 1997..............................................   13 1/2      8
June 30, 1997...............................................    9 3/8      5 1/2
September 30, 1997..........................................   13 7/8      7 5/8
December 31, 1997...........................................   11 3/8      5 3/4
March 31, 1998..............................................   13 5/8      8 1/4
June 30, 1998...............................................   14 15/16    7 1/2
September 30, 1998..........................................   26 3/8     11 3/4
SONE:
December 31, 1998...........................................   35 3/8     11

     As of the close of business on March 24, 1999, there were 375 holders of record of our common stock.

     We have not paid or declared cash dividends on our common or preferred stock since our initial public offering in May 1996 and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

     On October 1, 1998, we issued 129,702 shares of our common stock to BroadVision, Inc. in a private placement and BroadVision issued 123,001 shares of BroadVision common stock to us in a private placement pursuant to the Common Stock Purchase Agreement, made as of June 30, 1998, among BroadVision, S1 and Security First Network Bank. The offer and sale of the stock to BroadVision satisfied the requirements of Section 4(2) of the Securities Act of 1933, as amended (transactions by an issuer not involving any public offering).

     On December 17, 1998, we issued 210,438 shares of our common stock to Royal Bank of Canada in exchange for consideration of $2.5 million in a private placement upon exercise of an option granted pursuant to the Common Stock Purchase and Option Agreement dated March 9, 1998 between Security First Network Bank and Royal Bank of Canada. The sale of the stock to Royal Bank satisfied the requirements of Section 4(2) of the Securities Act of 1933, as amended (transactions by an issuer not involving any public offering).

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents our selected statement of operations data and our selected balance sheet data on a consolidated basis. The selected historical consolidated financial data presented below is derived from the audited consolidated financial statements and notes of S1. You should read this data together with the audited consolidated financial statements of S1 and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                               1995       1996       1997       1998
                                                              -------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software licenses.........................................  $    --   $    512   $  4,142   $  4,781
  Professional services.....................................       --        699      6,277     16,218
  Data center...............................................       --         56        411      3,181
                                                              -------   --------   --------   --------
    Total revenues..........................................       --      1,267     10,830     24,180
                                                              -------   --------   --------   --------
Direct costs:
  Software licenses.........................................       --        796      1,605        503
  Professional services.....................................       --        535      5,346     10,527
  Data center...............................................       --      2,266      6,947      7,218
                                                              -------   --------   --------   --------
    Total direct costs......................................       --      3,597     13,898     18,248
                                                              -------   --------   --------   --------
    Gross margin............................................       --     (2,330)    (3,068)     5,932
                                                              -------   --------   --------   --------
Operating expenses:
  Selling and marketing.....................................       --      2,154      4,305      4,723
  Product development.......................................       --      4,048     10,507     14,625
  General and administrative................................       46      3,635      4,637      5,994
  Depreciation and amortization.............................       --        256      1,741      5,347
  Amortization of goodwill and acquisition charges..........       --      7,072      4,525      4,384
                                                              -------   --------   --------   --------
    Total operating expenses................................       46     17,165     25,715     35,073
                                                              -------   --------   --------   --------
    Operating loss..........................................      (46)   (19,495)   (28,783)   (29,141)
Interest income.............................................      101      1,672      1,481        583
                                                              -------   --------   --------   --------
(Loss) income from continuing operations....................       55    (17,823)   (27,302)   (28,558)
Discontinued operations:
  Loss from operations......................................   (1,535)    (4,236)      (689)    (3,059)
  Gain on sale..............................................       --         --         --        812
                                                              -------   --------   --------   --------
Loss from discontinued operations...........................   (1,535)    (4,236)      (689)    (2,247)
                                                              -------   --------   --------   --------
Net loss....................................................  $(1,480)  $(22,059)  $(27,991)  $(30,805)
                                                              =======   ========   ========   ========

Basic and diluted net loss per common share from continuing
  operations................................................  $    --   $  (3.03)  $  (3.06)  $  (2.59)
Basic and diluted net loss per common share from
  discontinued operations...................................    (0.16)     (0.73)     (0.08)     (0.21)
                                                              -------   --------   --------   --------
Basic and diluted net loss per common share.................  $ (0.16)  $  (3.76)  $  (3.14)  $  (2.80)
                                                              -------   --------   --------   --------
Weighted average number of shares of common stock
  outstanding...............................................    9,451      5,874      8,923     11,018
                                                              =======   ========   ========   ========

                                                                            DECEMBER 31,
                                                              ----------------------------------------
                                                               1995       1996       1997       1998
                                                              -------   --------   --------   --------
BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $ 3,710   $  4,122   $  3,137   $ 14,504
  Total assets..............................................    3,948     45,941     36,192     48,293
  Capital lease obligation, excluding current portion.......       --         --         --        159
  Stockholders' equity......................................    3,367     40,859     25,140     17,229

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This annual report contains forward-looking statements and information relating to us and our subsidiary. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

     This section of this annual report should be read in conjunction with the audited consolidated financial statements and notes appearing elsewhere in this annual report.

OVERVIEW

     Security First Technologies Corporation, commonly known as S1, develops integrated, brandable internet applications that enable companies offering financial services to create their own financial portals. Prior to September 30, 1998, we were the technology subsidiary of Security First Network Bank, which was the first internet bank. On September 30, 1998, we completed a reorganization to separate our banking and technology businesses, and then sold the banking business to a subsidiary of Royal Bank of Canada. S1 developed the technology which enabled Security First Network Bank to begin offering banking services over the internet. We released version 4.0 of our product in 1998 and intend to continue our product development efforts, which include the introduction of version 5.0 within the next 12 months.

  Revenues

     S1's revenues are derived primarily from three sources:

     Software licenses. S1 receives license fees from direct licensees of Virtual Financial Manager and third party data processors. Direct licensees install and operate Virtual Financial Manager in their own data center. S1 generally receives an initial license fee plus ongoing fees which are based on either the number of end-users or a percentage of the initial license fee. The initial software license fees are generally recognized as revenue on a straight-line basis over either the term of the agreement or, for contracts without a term, the estimated useful life of the software products. The ongoing fees are recognized as revenue in the month earned.

     Third party data processors install Virtual Financial Manager in their own data processing centers and license the product to their client institutions, typically smaller financial services entities like community banks and thrifts. S1 receives monthly fees from third party data processors based on the total number of end-users served by the processors' client institutions. These fees are recognized as revenue in the period earned.

     Professional Services. S1 provides professional services related to the installation and integration of Virtual Financial Manager. These services include:

          - installing the product at direct licensees and third party data processing centers,

          - integrating the financial institution's data processing systems with the S1 data center for data center clients,

          - product enhancements,

          - consulting, and

          - training.

     Customers are charged and revenues are recognized for these services primarily on a time and materials basis. These revenues are recognized as the services are performed.

     Data Center. S1 receives recurring monthly fees from financial institutions who have chosen to license S1's Virtual Financial Manager and outsource the processing of their financial transactions to the S1 data center. In addition, S1 receives monthly fees for technical support. These fees are based on the number of end-users of the client institution. These revenues are generally recognized as the services are performed.

  Expenses

     S1 expects to continue making significant investments in product development in order to enhance its existing products, develop new products and further advance its technology. For example, S1 plans to introduce version 5.0 of Virtual Financial Manager within the next 12 months, which will, among other things, increase the product's scalability and allow it to be customized for international use by S1's clients. Future expenditures in product development will be primarily attributable to the addition of software development personnel with the technological and industry expertise relevant to S1's technology.

     S1 expects to increase its sales and marketing efforts to expand its customer base. The sales and marketing staff, which numbered 16 at December 31, 1998, is expected to grow significantly during 1999. S1 also will continue to promote its products and services through conferences, seminars, direct marketing and trade publications.

     S1 records software development costs in accordance with Financial Accounting Standards Board Statement No. 86. S1 currently does not have any capitalized software development costs.

     S1 has net operating loss carryforwards of approximately $49.3 million at December 31, 1998 with expiration dates beginning in the year 2010 and ending in the year 2018. Of this amount, $3.5 million related to stock option tax deductions which will be reflected as additional paid-in capital when realized.

     S1 has incurred annual and quarterly losses from operations since its inception. At December 31, 1998, S1 had an accumulated deficit of $82.8 million. Moreover, although S1's revenues have increased in recent periods, there can be no assurance that S1's revenues will grow in future periods, that they will grow at past rates, that S1 will achieve profitability in the future or that, if profitability is achieved, it will be sustained.

  Client Information

     The table below reflects information on the number of financial services entities that have either executed a letter of intent or contract to use the S1 software applications and technology segregated by distribution channel. The table also shows information on the number of financial services entities for which Virtual Financial Manager has been implemented by distribution channel. Data regarding third party data processors and direct software licensees are based on information provided by these companies since S1 does not have direct access to that data.

                                                                    AS OF DECEMBER 31,
                                                                ---------------------------
                                                                 1996      1997      1998
                                                                ------    ------    -------
FINANCIAL INSTITUTION COMMITMENTS:
Data center.................................................         7        17         15
Third party data processors.................................         4        43         65
Direct software licenses....................................         2         6          6
                                                                ------    ------    -------
     Total..................................................        13        66         86
                                                                ======    ======    =======
COMPLETED IMPLEMENTATIONS:
Data center.................................................         2         8         12
Third party data processors.................................        --        11         35
Direct software licenses....................................        --         4          5
                                                                ------    ------    -------
     Total..................................................         2        23         52
                                                                ======    ======    =======
NUMBER OF END-USERS:
Data center.................................................     9,500    32,700     93,000
Third party data processors.................................        --       400     16,000
Direct software licensees...................................        --     1,400    104,000
                                                                ------    ------    -------
     Total..................................................     9,500    34,500    213,000
                                                                ======    ======    =======
NUMBER OF END-USER ACCOUNTS:
Data center.................................................    12,200    49,500    148,000
Third party data processors.................................        --       700     42,000
Direct software licensees...................................        --     2,000    352,000
                                                                ------    ------    -------
     Total..................................................    12,200    52,200    542,000
                                                                ======    ======    =======

RESULTS OF OPERATIONS

     The following discussion of our results of operations for the years ended December 31, 1996, 1997 and 1998 is based on data derived from the statements of operations data contained in our audited consolidated financial statements appearing elsewhere in this annual report. The following table sets forth this data as a percentage of total revenues:

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               1996          1997          1998
                                                             --------       ------       --------
Revenues:
  Software licenses........................................      40.4%        38.2%          19.8%
  Professional services....................................      55.2         58.0           67.1
  Data center..............................................       4.4          3.8           13.1
                                                             --------       ------       --------
     Total revenues........................................     100.0        100.0          100.0
                                                             --------       ------       --------
Direct costs:
  Software licenses........................................      62.9         14.8            2.1
  Professional services....................................      42.2         49.4           43.5
  Data center..............................................     178.8         64.1           29.9
                                                             --------       ------       --------
     Total direct costs....................................     283.9        128.3           75.5
                                                             --------       ------       --------
Operating expenses:
  Selling and marketing....................................     170.0         39.8           19.5
  Product development......................................     319.5         97.0           60.5
  General and administrative...............................     286.9         42.8           24.8
  Depreciation and amortization............................      20.2         16.1           22.1
  Amortization of goodwill and acquisition charges.........     558.2         41.8           18.1
                                                             --------       ------       --------
     Total operating expenses..............................   1,354.8        237.5          145.0
                                                             --------       ------       --------
Operating loss.............................................  (1,538.7)      (265.8)        (120.5)
Interest income............................................     132.0         13.7            2.4
                                                             --------       ------       --------
Loss from continuing operations............................  (1,406.7)%     (252.1)%       (118.1)%
                                                             ========       ======       ========

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Revenues

     S1's total revenues increased by $13.4 million to $24.2 million for the year ended December 31, 1998 from $10.8 million in the year ended December 31, 1997, an increase of 123%. The primary components of 1998 revenue were $4.8 million in software license fees, $16.2 million in professional service fees and $3.2 million in data center fees. As a result of the size of the companies S1 does business with, the magnitude of the implementations for companies of this size and our limited amount of capacity to perform implementations, in any given period a significant portion of our revenues may be attributed to a limited number of clients.

     Software Licenses. Software license fees increased by $639,000 to $4.8 million in the year ended December 31, 1998 from $4.1 million in the year ended December 31, 1997, an increase of 15%. Software license fees represented 20% of total revenues in the year ended December 31, 1998 compared to 38% of total revenues in the year ended December 31, 1997. This increase in software license fees relates primarily to the recognition of revenue from the license fees included in the technology and licensing agreements with Royal Bank of Canada. These license fees have been recorded as deferred revenue and are recognized as revenue over a three-year maintenance period. In addition, the increase in 1998 is also attributed to a license for S1's Relationship Management product.

     Professional Services. Professional services revenues increased by $9.9 million to $16.2 million in the year ended December 31, 1998 from $6.3 million in the year ended December 31, 1997, an increase of 158%.

Professional services revenues represented 67% of total revenues in the year ended December 31, 1998 compared to 58% of total revenues in the year ended December 31, 1997. This increase in professional services revenue in 1998 was driven by projects at a number of large financial services companies. Additionally, during 1998, S1 began performing professional services related to product enhancement projects, which include the initial development of an insurance product, incorporation of BroadVision's One-to-One marketing with Virtual Financial Manager and the integration of a new bill payment provider. Also, in 1997 S1 was limited in the amount it could bill for professional services because of fixed pricing for implementation services contained in initial contracts. The increase in revenue in 1998 is also attributable to increases in pass-through costs related to implementations.

     Data Center. Data center revenues increased by $2.8 million to $3.2 million in the year ended December 31, 1998 from $411,000 in the year ended December 31, 1997, an increase of 674%. Data center revenues represented 13% of total revenues in the year ended December 31, 1998 compared to 4% of total revenues in the year ended December 31, 1997. This increase can be attributed to increased end-user demand for S1's internet financial applications, the initiation of minimum fees based on capacity requirements and increased maintenance fees. The average quarterly revenue per billable end-user increased to $15.21 in the fourth quarter 1998 from $9.55 in the fourth quarter 1997. Management anticipates that the average quarterly revenue per billable end-user will decrease as financial services entities increase the number of their customers using the product.

     Revenues associated with the data center are directly influenced by the number of financial services entities that are using Virtual Financial Manager products through the S1 data center and the number of end-users of these financial services entities. During the month of December 1998, the data center processed in excess of 148,000 internet accounts, representing approximately 93,000 end-users. This represents an increase of 199% in the number of accounts processed from approximately 49,500 and an increase of 184% in the number of end-users from approximately 32,700 for the month of December 1997.

  Direct Costs

     Direct costs increased by $4.3 million to $18.2 million in the year ended December 31, 1998 from $13.9 million in the year ended December 31, 1997, an increase of 31%. Direct costs represented 76% of total revenues in the year ended December 31, 1998 compared to 128% of total revenues in the year ended December 31, 1997.

     Software License Costs. Direct software license costs consist primarily of the cost of third-party software used in the Virtual Financial Manager suite. Direct costs associated with software licenses decreased by $1.1 million to $503,000 in the year ended December 31, 1998 from $1.6 million in the year ended December 31, 1997, a decrease of 69%. Direct software license costs in 1998 consisted primarily of the cost of third-party software used in Relationship Management, whereas direct software license costs in 1997 consisted primarily of the amortization of purchased technology. This purchased technology included technology acquired in previous acquisitions and software development costs paid to a contractor in 1995 and 1996. These costs have been amortized using the straight line method over a period of three years, which is the amount representing the greater of the amortization using the straight-line method or the ratio of current revenues to total anticipated revenues. During the fourth quarter of 1997, S1 wrote off the remaining unamortized balance of goodwill and purchased technology associated with 1996 acquisitions after determining that there were minimal future cash flows expected to be derived from these intangible assets as discussed further below. Direct costs associated with software licenses represented 11% of software license fees in the year ended December 31, 1998 compared to 39% of software license fees in the year ended December 31, 1997.

     Professional Services Costs. Direct professional services costs consist of primarily personnel and related infrastructure costs. Direct costs associated with professional services increased by $5.2 million to $10.5 million in the year ended December 31, 1998 from $5.3 million in the year ended December 31, 1997, an increase of 97%. In addition to increases in personnel, S1 experienced delays in early implementations of Virtual Financial Manager, due to integration issues with clients' legacy mainframe systems which resulted in increased implementation costs and loss accruals for some fixed-fee contracts. Currently, S1 is in the process of converting all financial services entities to Virtual Financial Manager version 4.0. These conversions will require a significant portion of S1's implementation resources, and consequently, management anticipates that professional services margins will decrease in the next few quarters, due both to the deployment of such resources and the potential discounting of services related to these implementations. Direct costs associated with professional services represented 65% of professional services revenues in the year ended December 31, 1998 compared to 85% of professional services revenues in the year ended December 31, 1997.

     Data Center Costs. Direct data center costs consist of personnel and computer equipment costs. Direct costs associated with data center services increased by $271,000 to $7.2 million in the year ended December 31, 1998 from $6.9 million in the year ended December 31, 1997, an increase of 4%. The increase in direct data center costs is primarily attributable to the establishment of the basic infrastructure of personnel and equipment needed to process accounts for the growing number of end-users of our financial services clients. In an effort to contain data center costs, S1 ended its data center facilities management agreement with a third party. S1 experienced cost savings of approximately $300,000 in the fourth quarter of 1998 from both the elimination of the cost-plus arrangement and the ability to use more efficiently the existing infrastructure. As a result of the termination of this agreement, two financial institutions, which had a limited number of end-users using the data center, elected not to enter into data center contracts with S1. Since these institutions were relatively inactive, management does not anticipate this to have a significant impact on revenues. Based on current costs, management anticipates that the data center will reach a break-even gross margin when approximately 200,000 end-users are processed on a monthly basis. Direct data center costs represented 227% of data center revenues in the year ended December 31, 1998 compared to 1,690% of data center revenues in the year ended December 31, 1997 (see note 5 to S1's consolidated financial statements).

  Operating Expenses

     Operating expenses increased by $9.4 million to $35.1 million in the year ended December 31, 1998 from $25.7 million in the year ended December 31, 1997, an increase of 36%.

     Selling and Marketing. Selling and marketing expenses increased by $418,000 to $4.7 million in the year ended December 31, 1998 from $4.3 million in the year ended December 31, 1997, an increase of 10%. Selling and marketing expenses were 20% of total revenues in the year ended December 31, 1998 compared to 40% of total revenues in the year ended December 31, 1997. The dollar increase was due primarily to an increase in the provision for uncollected receivables as a result of the increased revenues in 1998. The decrease in selling and marketing expenses as a percentage of sales was due to S1's ability to leverage its relatively fixed selling and marketing expenses over a larger revenue base.

     Product Development. Product development expenses increased by $4.1 million to $14.6 million in the year ended December 31, 1998 from $10.5 million in the year ended December 31, 1997, an increase of 39%. Product development expenses were 61% of total revenues in the year ended December 31, 1998 compared to 97% of total revenues in the year ended December 31, 1997. The dollar increase relates primarily to an increase in personnel expenses for additional product development initiatives. During 1998, S1 completed the development of Virtual Financial Manager version 4.0 which will provide operational efficiencies and improve the stability of the core product. S1 will be consolidating all existing clients on this version of the software by the third quarter 1999. S1 added loan functionality to the banking module with this release which will allow end users to view loan balances and make loan payments. In addition, during 1998 S1 released its Investments product and its Relationship Management product, which integrates BroadVision's "One-to-One" marketing suite of software products with Virtual Financial Manager. The increase in product development costs represents management's commitment to enhancing the current Virtual Financial Manager products by migrating the existing products to more efficient software architecture and to developing new Virtual Financial Manager applications. The decrease as a percentage of S1's total revenues in the year ended December 31, 1998 from the year ended December 31, 1997 resulted from its ability to leverage product development expenses over a larger revenue base.

     General and Administrative. General and administrative expenses increased by $1.4 million to $6.0 million in the year ended December 31, 1998 from $4.6 million in the year ended December 31, 1997, an increase of 29%. General and administrative expenses were 25% of total revenues in the year ended December 31, 1998 compared to 43% of total revenues in the year ended December 31, 1997. A portion of the dollar increase is attributable to charges related to the termination of the facilities management agreement for the data center discussed in depreciation and amortization below. In addition, general and administrative expenses for 1998 include a charge of approximately $600,000 for professional fees related to an unsuccessful transaction. The remaining increase relates to the expanded personnel infrastructure to manage S1's growth. The decrease as a percentage of our total revenues in the year ended December 31, 1998 from the year ended December 31, 1997 resulted from our ability to leverage general and administrative expenses over a larger revenue base.

     Depreciation and Amortization. Depreciation and amortization expenses increased by $3.6 million to $5.3 million in the year ended December 31, 1998 from $1.7 million in the year ended December 31, 1997, an increase of 207%. Depreciation and amortization expenses were 22% of total revenues for the year ended December 31, 1998 compared to 16% of total revenues in the year ended December 31, 1997. The increase was due primarily to a one-time charge of approximately $1.2 million related to the termination of an outsourcing contract for the data center. In addition, S1 wrote-off computer equipment totaling approximately $500,000 as the result of a physical inventory performed in 1998. The remaining increase in depreciation and amortization related to increased technology purchases in 1998 as a result of S1's growth.

     Amortization of Goodwill. Amortization of goodwill and acquisition charges decreased $141,000 to $4.4 million in the year ended December 31, 1998 from $4.5 million in the year ended December 31, 1997, a decrease of 3%. Amortization of goodwill and acquisition charges were 18% of total revenues in the year ended December 31, 1998 compared to 42% of total revenues in the year ended December 31, 1997. Included in the 1997 amortization of goodwill and acquisition charges are one-time charges of $1.4 million for the write-off of goodwill and purchased technology from previous acquisitions discussed further below. Excluding this charge in 1997, amortization of goodwill increased $1.3 million to $4.4 million in the year ended December 31, 1998 from $3.1 million in the year ended December 31, 1997, an increase of 40%. The increase related to the amortization of goodwill and other identifiable intangible assets resulting from the acquisition of Solutions by Design, Inc. in November 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     During 1996, S1 acquired Five Paces, Inc. and SecureWare, Inc. Both acquisitions were accounted for using the purchase method and, accordingly, results of operations for the period from the date of acquisition through December 31, 1996 are included in the 1996 results.

  Revenues

     S1's total revenues increased by $9.5 million to $10.8 million for the year ended December 31, 1997 from $1.3 million in the year ended December 31, 1996. The primary components of 1997 revenue were $4.1 million in software license fees, $6.3 million in professional service fees and $411,000 in data center fees.

     Software Licenses. Software license fees increased by $3.6 million to $4.1 million in the year ended December 31, 1997 from $512,000 in the year ended December 31, 1996, an increase of 709%. Software license fees represented 38% of total revenues in the year ended December 31, 1997 compared to 40% of total revenues in the year ended December 31, 1996. This increase in software license fees is attributable to the increase in in-house installations during 1997 as compared to 1996. At the end of 1997, four in-house installations of Virtual Financial Manager were substantially complete.

     In addition, in August 1997, S1 licensed Virtual Financial Manager to four institutions for $8.2 million. These license fees have been recorded as deferred revenue and are recognized using the subscription method over a period of three years.

     Professional Services. Professional services revenues increased by $5.6 million to $6.3 million in the year ended December 31, 1997 from $699,000 in the year ended December 31, 1996, an increase of 798%. Professional services revenues represented 58% of total revenues in the year ended December 31, 1997 compared to 55% of total revenues in the year ended December 31, 1996. During 1997, S1 completed the installation of Virtual Financial Manager for six financial institutions in the S1 data center, one third party data processing center and four financial institutions operating their own data centers. This compares to a total of two implementations completed during 1996, both using the S1 data center.

     Data Center. Data center revenues increased by $355,000 to $411,000 in the year ended December 31, 1997 from $56,000 in the year ended December 31, 1996, an increase of 634%. Data center revenues represented 4% of total revenues in the year ended December 31, 1997 compared to 4% of total revenues in the year ended December 31, 1996. At the end of 1997, eight financial institutions were implemented in the S1 data center. This compares to a total of two institutions implemented in the S1 data center at the end of 1996. During the month of December 1997, the S1 data center processed in excess of 49,000 accounts representing approximately 32,700 end-users. Typically there is a time lag between the completion of an implementation and the ramp-up of end-users by the financial institution. As a result, over 98% of the accounts processed during December 1997 were attributable to four of the eight institutions implemented at the end of 1997.

  Direct Costs

     Direct costs increased by $10.3 million to $13.9 million in the year ended December 31, 1997 from $3.6 million in the year ended December 31, 1996, an increase of 286%. Direct costs represented 128% of total revenues in the year ended December 31, 1997 compared to 284% of total revenues in the year ended December 31, 1996.

     Software License Costs. Direct costs associated with software licenses increased by approximately $809,000 to $1.6 million in the year ended December 31, 1997 from $796,000 in the year ended December 31, 1996, an increase of 102%. Direct software license costs in 1997 and in 1996 consisted mainly of the amortization of purchased technology. This purchased technology included technology acquired in previous acquisitions and software development costs paid to a contractor in 1995 and 1996. These costs have been amortized using the straight line method over a period of three years, which is the amount representing the greater of the amortization using the straight-line method or the ratio of current revenues to total anticipated revenues. During the fourth quarter of 1997, S1 wrote off the remaining unamortized balance of goodwill and purchased technology associated with acquisitions in 1996 after determining that there were minimal future cash flows expected to be derived from these intangible assets as discussed further below. Direct costs associated with software licenses represented 39% of software license fees in the year ended December 31, 1997 compared to 155% of software license fees in the year ended December 31, 1996.

     Professional Services Costs. Direct costs associated with professional services increased by $4.8 million to $5.3 million in the year ended December 31, 1997 from $535,000 in the year ended December 31, 1996, an increase of 899%. Direct costs associated with professional services represented 85% of professional service revenues in the year ended December 31, 1997 compared to 77% of professional services revenues in the year ended December 31, 1996. The increase in direct costs in the year ended December 31, 1997 related to delays in implementations of Virtual Financial Manager due to integration issues with institutions' legacy mainframe systems which resulted in increased implementation costs and loss accruals for some fixed-fee contracts. In addition, the impact of the delays and contract provisions discussed above was experienced mostly during 1997, as there were a greater number of implementations in 1997 than there were in 1996.

     Data Center Costs. Direct costs associated with data center services increased by $4.6 million to $6.9 million in the year ended December 31, 1997 from $2.3 million in the year ended December 31, 1996, an increase of 207%. The increase in direct data center costs is primarily attributable to the establishment of the basic infrastructure of personnel and equipment needed to process accounts for the growing number of our financial services clients. Direct data center costs represented 1,690% of data center revenues in the year ended December 31, 1997 compared to 4,046% of data center revenues in the year ended December 31, 1996.

  Operating Expenses

     Operating expenses increased by $8.5 million to $25.7 million in the year ended December 31, 1997 from $17.2 million in the year ended December 31, 1996, an increase of 50%.

     Selling and Marketing. Selling and marketing expenses increased by $2.1 million to $4.3 million in the year ended December 31, 1997 from $2.2 million in the year ended December 31, 1996, an increase of 100%. Selling and marketing expenses were 40% of total revenues in the year ended December 31, 1997 compared to 170% of total revenues in the year ended December 31, 1996. The dollar increase was due primarily to an increase in sales and marketing personnel costs and an increase in general marketing and advertising expenditures to increase awareness of Virtual Financial Manager products in the financial services community. The decrease in selling and marketing expenses as a percentage of sales was due to S1's rapid revenue growth from 1996 to 1997.

     Product Development. Product development expenses increased by $6.5 million to $10.5 million in the year ended December 31, 1997 from $4.0 million in the year ended December 31, 1996, an increase of 160%. Product development expenses were 97% of total revenues in the year ended December 31, 1997 compared to 320% of total revenues in the year ended December 31, 1996. The 1996 acquisitions of Five Paces, Inc. and SecureWare, Inc. resulted in an increase in product development expenses with the increase in personnel costs from the addition of these employees. The increase in personnel costs was necessary as S1 was increasing its software development activities. Also during the fourth quarter of 1997, S1 abandoned research and development efforts known as Webtone after expending approximately $300,000 on this project in the year ended December 31, 1997.

     General and Administrative. General and administrative expenses increased by $1.0 million to $4.6 million in the year ended December 31, 1997 from $3.6 million in the year ended December 31, 1996, an increase of 28%. General and administrative expenses were 43% of total revenues in the year ended December 31, 1997 compared to 287% of total revenues in the year ended December 31, 1996. S1 experienced significant growth since May 1996. The increase in general and administrative expenses is the result of the combination of having a full year of expense reflected in 1997 compared to approximately eight months in 1996 and increased personnel costs and staffing associated with supporting the increased staffing levels of S1.

     Depreciation and Amortization. Depreciation and amortization expenses increased by $1.5 million to $1.7 million in the year ended December 31, 1997 from $256,000 in the year ended December 31, 1996, an increase of 580%. Depreciation and amortization expenses were 16% of total revenues for the year ended December 31, 1997 compared to 20% of total revenues in the year ended December 31, 1996. The dollar increase was due to the increase in computer equipment from expansion of S1's operations.

     Amortization of Goodwill. Amortization of goodwill and acquisition charges decreased $2.6 million to $4.5 million in the year ended December 31, 1997 from $7.1 million in the year ended December 31, 1996, a decrease of 36%. Amortization of goodwill and acquisition charges were 42% of total revenues in the year ended December 31, 1997 compared to 558% of total revenues in the year ended December 31, 1996. Included in the 1997 amortization of goodwill and acquisition charges are one-time charges of $1.4 million for the write-off of goodwill and purchased technology from previous acquisitions discussed further below. In addition, S1 recorded intangible assets and goodwill of approximately $6.2 million from the acquisition of Solutions by Design, Inc. during 1997, of which $1.4 million was amortized during the fourth quarter of 1997. Additionally, S1 has included $489,000 of nonrecurring charges associated with the Solutions by Design acquisition in amortization of goodwill and acquisition charges for 1997. These amounts represent the premium paid to Solutions by Design by S1 for services rendered during the fourth quarter of 1997 prior to the consummation of the acquisition. Included in the 1996 amortization of goodwill and acquisition charges are one-time charges of $6.8 million for acquired in-process research and development related to 1996 acquisitions.

     During the fourth quarter of 1997, S1 made the strategic decision to refocus the resources which had been involved in the development and marketing of the network security products acquired from SecureWare towards the Virtual Financial Manager suite of products and related services. In addition, as a result of a significant re-write of S1's Banking product, management did not anticipate that there would be significant future sales of the version acquired from Five Paces. As a result, S1 wrote off the balance of the intangible assets from the SecureWare and Five Paces acquisitions.

IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the 1996 acquisitions discussed above, $2.8 million in goodwill and other intangible assets was recorded. Based on an evaluation of the intangibles acquired, a total of $6.8 million was charged to the consolidated statement of operations immediately following the acquisitions as in-process research and development.

     Management estimated that $3.5 million of the purchase price of Five Paces and $3.3 million of the purchase price for SecureWare represented purchased in-process technology that had not reached technological feasibility and had no alternative future use at the dates of acquisition. These amounts were expensed as non-recurring charges in 1996.

     The value assigned to purchased in-process research and development was determined by identifying on-going research and development projects in areas for which technological feasibility had not been established. For Five Paces, these projects included Virtual Brokerage Manager, currently referred to as Investments, a new software product that assists with investments via the internet; Virtual Credit Card Manager, now referred to as Credit Card; an add-on to Virtual Bank Manager, now referred to as Banking, which allows online monitoring of credit card balances; and Banking 3.0, which represents an updated version of the existing software and features additional functionality. SecureWare's projects in-process included new releases of its existing products, HannaH, a network security product designed to provide secure network communications through cryptography; Troy, which is designed to provide virus prevention and software configuration control through cryptography; and SecureMail, a secure electronic e-mail package which uses cryptography to encrypt e-mail.

     The value was determined by estimating the costs to develop the purchased in-process technologies into commercially viable products; estimating the resulting net cash flows from such projects; and discounting the net cash flows back to their present value using a rate of return commensurate with the risks associated with the incomplete technologies.

     The nature of the efforts to develop the purchased in-process technologies into commercially viable products principally relate to the design, programming, testing, debugging, and documentation efforts typically required in order to produce commercially viable software programs with the intended functions, features, and technical performance requirements. At the time of the acquisition, the estimated costs required to complete the in-process technologies acquired from Five Paces were $161,000 in fiscal year 1996 and $29,000 in fiscal year 1997. The estimated costs required to complete the in-process technologies acquired from SecureWare, as of the date of its acquisition, were $78,000 in fiscal year 1996.

     The resulting net cash flows from the in-process projects are based on S1 management's estimates of revenues, cost of sales, operating expenses, and income taxes. Additionally, net cash flows were adjusted to allow for a return on other assets employed by S1, including net working capital, fixed assets, other intangible assets, and the current technology. These estimates are based on the following assumptions.

     - The estimated revenues for the in-process technology acquired from Five Paces were projected to grow from $266,000 in fiscal year 1996 to $32.3 million in fiscal year 1999. The estimated revenues for the in-process technology acquired from SecureWare were projected to grow from $3.5 million in fiscal year 1997 to $13.3 million in fiscal year 1999. These projections are based upon management's experience with predecessor projects and industry expectations for similar, successor projects. The gross margins anticipated in the appraisal reflected a sales mix that primarily consisted of direct license revenues. Since the appraisal was completed, a significant number of customers have decided to use the product through the S1 data center rather than license the product directly and use their own data processing environment. Accordingly, the weighted average gross margin for S1 has been less than originally anticipated due to the revenue streams being weighted toward lower margin data center revenues. Although the sales mix has shifted from the higher margin direct license revenues, the data center revenues are anticipated to be realized over a longer term. Therefore, management believes that the value of this revenue stream would support a similar value for the in-process projects acquired from

       Five Paces. For SecureWare, the projected revenues also included payment for consulting services associated with the installation, customization, and training for the in-process products.

     - Cost of sales and operating expenses were similarly based on management's experience with similar projects and consistent with historical financial results. For Five Paces, management's expectations of rapid revenue growth (100% in fiscal year 1998 and 55% in fiscal year 1999), along with projected cost stability once the in-process products gained market acceptance, led to expectations of significant increases in profit margins in those years. For SecureWare, management anticipated a relatively constant cost structure and profit margin over the expected life of the in-process technology.

     - As of the acquisition dates, the acquired in-process projects had not demonstrated technological or economic feasibility. As a result, the attainability of the income projections provided by management is subject to three additional risk components which were factored into the value of each project. The three risk factors considered were project risk, product risk, and market risk. To assess risk, management rated each type of risk on a scale from very low to very high. The ratings were then translated into probability percentages associated with each indicated level of uncertainty for each project. The combination of the risk factors resulted in a downward adjustment to the value derived from an unadjusted discounted cash flow approach.

     - Since the cash flows associated with the acquired in-process research and development are due in part to the deployment of both tangible and intangible assets, a charge was applied to the projected cash flows to allow for a return on these other assets. The returns charged on these other assets employed ranged from six to ten percent of their estimated fair values. Other assets employed include working capital, fixed assets, current software technology, and a work force-in-place.

     - As part of the acquisitions, S1 acquired existing products currently in use and marketed by the two acquired companies. The core product for Five Paces was Virtual Financial Manager, a suite of software products being designed to allow customers remote access to all aspects of their balance sheet via the internet or a dial-up connection through their financial institution. Existing SecureWare products included the current versions of HannaH, Troy, and SecureMail. The value of the acquired software technology was estimated through the income approach. Under this approach, the fair value is based on the present value of the expected income to be derived from the existing technology. To determine the value under this approach, S1 developed an estimate of future revenues and costs applicable to the commercial exploitation of the current technology. Since the cash flows associated with the current technology are due in part to the deployment of other assets, a charge was applied to the projected cash flows to allow for a return on those assets. The cash flows associated with the current products were then discounted to present value at a discount rate commensurate with the current product portfolio's level of risk. Once the value of the current technologies was determined, a capital charge for the use of these technologies was applied to the cash flows of the in-process technologies. This charge includes both a return on capital of 10%, as well as a return of capital invested in the current technologies.

     - For SecureWare in-process research and development, the discount rate used was 28%. For Five Paces, the discount rate applied to the in-process technologies was 38%. Several methods were considered for estimating the discount rate applicable to the in-process technologies. First, the overall discount rate in each transaction was determined by comparing the expected future cash flows from each business with the purchase price paid. The implied discount rate is the rate necessary to discount the projected free cash flows back to a present value equal to the purchase price. A market-derived rate was also estimated for each company. The market-derived rate is based on the estimated weighted average cost of capital for Five Paces and SecureWare. The weighted average cost of capital is the implied rate of return an investor would require for an investment in a company with similar risk and business characteristics to each of the two acquisitions. It is determined by examining market information for several comparable companies, using this information to estimate an equity cost of capital (using the capital asset pricing model), determining the applicable cost of debt and calculating a weighted average of the two rates. As a third approach, rates of return demanded by venture capital investors for investments in start-up companies with similar risks to those of the in-process products, were researched and reviewed.

     - The higher rate of return for Five Paces is consistent with the higher risks and higher anticipated returns associated with those in-process technologies. SecureWare's in-process technologies represented new versions of existing products. Once completed, these standardized products could provide security to a wide range of network and internet applications. SecureWare's historical commercial relationships included such lower risk customers such as the U.S. Government and Hewlett-Packard. In contrast, the Five Paces in-process technologies were applications for an entirely new industry: internet banking. Security First Network Bank was the first internet bank and the long-term success and viability of this industry is not yet proven or certain. There is a significantly greater risk associated with an investment in this type of application.

     - For both Five Paces and SecureWare, the discount rate applied to the in-process technologies was greater than the anticipated overall return expected on each company as a whole. The overall rate of return does not reflect the risk specific to a particular project or product. The in-process research and development is similar to a venture capital investment because there are no current revenues and the technical and commercial viability of the products under development is unproven and risky. The rates applied to the in-process research and development of SecureWare and Five Paces are similar to the rates demanded by venture capital investors for investments in start-up companies with similar risks to those of the in-process products.

     The following is a status update on the three in-house projects and technologies acquired from Five Paces and a comparison of actual results to the assumptions underlying the valuations:

     Banking. At the time the appraisal was completed, Banking version 3.0, which is built on a two-tier architecture, was anticipated to be completed in the fourth quarter of 1996 and installed in the S1 data center in the early part of 1997. Further, management anticipated that a three-tier version of Banking would be completed and implemented in 1997 and thereby limit the revenues associated with the Banking 3.0 product.

     The Banking 3.0 product was completed in the latter part of 1996 and installed at both customer locations and the S1 data center in early 1997. However, based on additional customer requirements for the Banking 3.0 version, management deferred the Banking three-tier development effort and continue developing additional functionality for the Banking 3.0 version. During 1997, S1 released additional versions of the Banking 3.X product to its existing customer base. Additionally, S1 determined that an intermediate release of the Banking product, Banking 4.0, which had extensive additional new functionality, would be required prior to the development and release of a three-tier Banking product. Installations of Banking 4.0 began in the fourth quarter 1998.

     The licensing and data center revenues actually realized from the Banking
3.0 product release have been greater than the amounts anticipated within the appraisal due to the longer than expected life of the product. The costs associated with the completion of the initial version of Banking 3.0 were consistent with the anticipated costs reflected in the valuation.

     Credit Card. The credit card product was completed and delivered into production in August 1996, both on schedule and within the costs anticipated in the valuation. The revenues for the credit card product have been lower than originally anticipated in the appraisal due to lower than expected near-term demand for the product in the marketplace. However, in the latter part of 1997 and 1998, a number of licenses have been sold for the credit card product and management anticipates that the revenues projected in the valuation will be realized from the new license sales.

     Investments. As noted in the appraisal, the project development effort on this product began in January 1996 with an estimated completion date of February 1997. In February 1997, a two-tier architecture beta version of the Investments product was tested on schedule and at a cost consistent with the projected costs contained within the appraisal. Based upon the completed testing and discussions with major customers regarding the scalability of the product, it was determined that the Investments product would have to be redesigned on a three-tier architecture to meet the requirements of the market. Further, S1 determined that the majority of its resources would have to be allocated to the continued upgrading of the Banking product. This decision resulted in limiting the further development of Investments until such time as potential customers for the Investments product agreed to fund the development effort for a three-tier Investments product. In the latter part of the third quarter of 1997, S1 sold, on a pre-paid basis, four licenses for a three-tier Investments product totaling $4.0 million, with a commitment to deliver a fully functional product sometime in the future. The Investments development effort was restarted in the fourth quarter of 1997 and testing of a three-tier beta version 1.0 of the software began in the second quarter of 1998. Management anticipates that Investments version 2.0 will be completed and tested and become generally available for installation in 1999.

     Due to the $8.2 million in license sales made in the third quarter 1997, the cash flows for direct licenses are greater than the amounts projected in the appraisal. However, since it was determined that the Investments product required a further development effort to upgrade the product to a three-tier architecture prior to general release to customers, the data center processing revenues anticipated in the appraisal have not been realized at this time. Management anticipates that the projected data center revenues will be realized in 1999 after the introduction of the Investments product which occurred in 1998.

CONSOLIDATED QUARTERLY OPERATING RESULTS

     The following table sets forth certain unaudited consolidated quarterly statement of operations data and such data as a percentage of total revenues for the years ended December 31, 1997 and 1998. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report. The results for any quarter are not necessarily indicative of results for any future period.

                                                                          THREE MONTHS ENDED
                                        ---------------------------------------------------------------------------------------
                                        MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1997       1997       1997        1997       1998       1998       1998        1998
                                        --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues:
  Software licenses...................  $   673    $ 1,187     $ 1,094    $ 1,188    $   669    $   770     $ 1,069    $ 2,273
  Professional services...............      973      1,605       1,661      2,038      2,449      3,185       4,549      6,035
  Data center.........................       24         90         122        175        310        594         927      1,350
                                        -------    -------     -------    -------    -------    -------     -------    -------
        Total revenues................    1,670      2,882       2,877      3,401      3,428      4,549       6,545      9,658
                                        -------    -------     -------    -------    -------    -------     -------    -------
Direct costs:
  Software licenses...................      490        484         391        240         20         20          20        443
  Professional services...............    1,237      1,433       1,157      1,519      1,570      2,230       2,806      3,921
  Data center.........................    1,507      1,717       1,854      1,869      1,823      1,825       1,937      1,633
                                        -------    -------     -------    -------    -------    -------     -------    -------
        Total direct costs............    3,234      3,634       3,402      3,628      3,413      4,075       4,763      5,997
                                        -------    -------     -------    -------    -------    -------     -------    -------
Operating expenses:
  Selling and marketing...............    1,083      1,088         992      1,142      1,071      1,137         955      1,560
  Product development.................    2,375      2,524       2,696      2,912      3,383      3,607       3,717      3,918
  General and administrative..........    1,369      1,098         991      1,179      1,204      1,236       1,370      2,184
  Depreciation and amortization.......      310        370         401        660        637        652         761      3,297
  Amortization of goodwill and
    acquisition charges...............      341        346         346      3,492      2,088      2,083         110        103
                                        -------    -------     -------    -------    -------    -------     -------    -------
        Total operating expenses......    5,478      5,426       5,426      9,385      8,383      8,715       6,913     11,062
                                        -------    -------     -------    -------    -------    -------     -------    -------

                                                                          THREE MONTHS ENDED
                                        ---------------------------------------------------------------------------------------
                                        MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1997       1997       1997        1997       1998       1998       1998        1998
                                        --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating loss........................   (7,042)    (6,178)     (5,951)    (9,612)    (8,368)    (8,241)     (5,131)    (7,401)
Interest income.......................      419        351         346        365        255        135          52        141
                                        -------    -------     -------    -------    -------    -------     -------    -------
Loss from continuing operations.......  $(6,623)   $(5,827)    $(5,605)   $(9,247)   $(8,113)   $(8,106)    $(5,079)   $(7,260)
                                        =======    =======     =======    =======    =======    =======     =======    =======
Basic and diluted net loss per common
  share from continuing operations....  $ (0.80)   $ (0.69)    $ (0.62)   $ (0.93)   $ (0.77)   $ (0.75)    $ (0.45)   $ (0.63)
                                        =======    =======     =======    =======    =======    =======     =======    =======
Weighted average number of shares of
  common stock outstanding............    8,276      8,444       9,061      9,892     10,524     10,763      11,176     11,597
                                        =======    =======     =======    =======    =======    =======     =======    =======

                                                                  AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  Software licenses...................       41%        41%         38%        35%        20%        17%         16%        24%
  Professional services...............       58         56          58         60         71         70          70         62
  Data center.........................        1          3           4          5          9         13          14         14
                                        -------    -------     -------    -------    -------    -------     -------    -------
        Total revenues................      100        100         100        100        100        100         100        100
                                        -------    -------     -------    -------    -------    -------     -------    -------
Direct costs:
  Software licenses...................       30         17          14          7          1          1          --          4
  Professional services...............       74         50          40         45         46         49          43         41
  Data center.........................       90         59          64         55         53         40          30         17
                                        -------    -------     -------    -------    -------    -------     -------    -------
        Total direct costs............      194        126         118        107        100         90          73         62
                                        -------    -------     -------    -------    -------    -------     -------    -------
Operating Expenses:
  Selling and marketing...............       65         38          35         33         31         25          14         16
  Product development.................      142         87          94         86         99         79          57         41
  General and administrative..........       82         38          34         35         35         27          21         23
  Depreciation and amortization.......       19         13          14         19         18         14          11         34
  Amortization of goodwill and
    acquisition charges...............       20         12          12        103         61         46           2          1
                                        -------    -------     -------    -------    -------    -------     -------    -------
        Total operating expenses......      328        188         189        276        244        191         105        115
                                        -------    -------     -------    -------    -------    -------     -------    -------
Operating loss........................     (422)      (214)       (207)      (283)      (244)      (181)        (78)       (77)
Interest income.......................       25         12          12         11          7          3          --          2
                                        -------    -------     -------    -------    -------    -------     -------    -------
Loss from continuing operations.......     (397)%     (202)%      (195)%     (272)%     (237)%     (178)%       (78)%      (75)%
                                        =======    =======     =======    =======    =======    =======     =======    =======

     During the first quarter of 1998, our software licenses revenue decreased sequentially because we completed several installations of direct licenses in late 1997 that we were recognizing on a percentage of completion basis. During the fourth quarter of 1998, our software license direct costs increased as a result of sales of our Relationship Management product which has third-party royalty payments.

     In an effort to reduce data center costs, S1, which had previously outsourced the operations of the data center, ended its data center facilities management agreement. As a result, data center direct costs decreased during the fourth quarter of 1998, but depreciation and amortization expenses rose. As a result of the termination of the data center facilities management agreement, S1 purchased approximately $1.8 million of computer equipment. Immediately thereafter, S1 entered into a sale-leaseback arrangement for this computer equipment with a third party which is accounted for as a capital lease. S1 recorded a charge which has been included in depreciation and amortization of approximately $1.2 million to adjust the carrying value of the leased computer equipment to its fair market value. Depreciation and amortization expenses were additionally impacted by a $500,000 write-off of computer equipment to reflect results of a physical inventory and increased technology purchases as a result of S1's growth.

     Also, during the fourth quarter of 1998, our selling and marketing costs increased due to increased participation in trade shows and growth in sales and marketing personnel. In addition, general and administrative expenses rose due mostly to a $600,000 charge for professional fees related to negotiation of a transaction as to which we did not ultimately enter into an agreement.

     Due to the limited operating history of our company, we cannot forecast operating expenses based on our historical operating results. As a result, we establish expense levels based in part on future projections of revenues. Revenues currently depend heavily on our ability to sell software licenses and implementation and outsourcing services for internet banking solutions. Future revenues will likely include more data center revenues, which will depend on our customers' ability to attract and retain end-users. If actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, which could adversely affect our operating results, cash flows and liquidity.

RESULTS OF DISCONTINUED OPERATIONS

     On September 30, 1998, S1 completed the sale of its banking operations to a U.S. based subsidiary of the Royal Bank of Canada. The Royal Bank subsidiary agreed to pay $3.0 million in excess of the net assets sold. Also, there is a $1.5 million holdback for indemnification which will be received by S1 18 months from the closing date if there are no indemnifiable claims. The banking operations included substantially all of the loans and investment securities as well as its deposit relationships and were legally separated from the technology operations through the formation of a holding company and the contribution of $10.0 million in capital in connection with the sale of the banking operations. S1 recorded a gain of $812,000 on the sale of its banking operations. The gain on sale includes a $1.3 million charge related to the estimated fair value of options to purchase S1's capital stock issued to Royal Bank in March 1998 in connection with the sale by Security First Network Bank of the banking operations. The options give Royal Bank the right to purchase 733,818 shares of common and preferred stock for an aggregate of $10.0 million at prices ranging from $11.88 to $15.81 per share at specified periods through June 2000. The first option for 210,438 shares at $11.88 per share was exercised upon vesting in December 1998.

     The losses from the banking operations are reflected in the accompanying consolidated statements of operations as discontinued operations. Net interest income for the nine month period ended September 30, 1998 was $1.3 million and the net loss, excluding the gain on disposal, was $3.1 million. The increase in the loss from discontinued operations for the three months ended September 30, 1998 is the result of one time charges related to the sale of the banking operations.

     Royal Bank has continued as a customer of S1 through a data center arrangement. In addition, Royal Bank has entered into technology licensing and consulting arrangements with S1 for $6.0 million, which were effective upon closing of the sale of the banking operations.

LIQUIDITY AND CAPITAL RESOURCES

     Total stockholders' equity decreased to $17.2 million as of December 31, 1998 from $25.1 million at December 31, 1997. The decrease in stockholders' equity is primarily attributable to the $30.8 million net loss incurred during 1998. This decrease was partially offset by the issuance of 92,593 shares of common stock to Royal Bank for $1.0 million in March 1998, the issuance of 749,064 shares of preferred stock to a subsidiary of State Farm for $10.0 million on September 30, 1998, the issuance of 181,610 shares of common stock to BroadVision in connection with licensing BroadVision's "One-to-One" product, the issuance of 129,702 shares of common stock to BroadVision in exchange for 123,001 shares of BroadVision common stock, and the issuance of 210,438 shares to Royal Bank's subsidiary for $2.5 million upon exercise of an option.

     As part of the Royal Bank agreements signed in March 1998, S1 issued to Royal Bank's subsidiary four separate options to purchase up to an aggregate $10.0 million in capital stock of S1. The first option, which was exercised in December 1998 for 210,438 shares, had a per share exercise price of $11.88. The second option has a per share exercise price of $13.07 and expires at the end of June 1999. The third option has a per share exercise price of $14.38 and expires at the end of December 1999. The fourth option has a per share exercise price of $15.81 and expires at the end of June 2000. If the second, third and fourth options are exercised in full, S1 will issue an additional 523,380 shares of stock over the remaining option period.

     At December 31, 1998, S1 had $14.5 million in cash to fund future operations and $17.5 million in accounts receivable. In January 1999, S1 received $12.0 million in cash for a license agreement, which was included in accounts receivable at December 31, 1998. For the year ended December 31, 1998, S1 used $11.9 million in continuing operations compared to $18.6 million in comparable period in 1997. Management believes that S1 has adequate cash resources available to fund operations through the next twelve months.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     The year 2000 issue relates to the use by many existing computer programs of only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. S1 recognizes the need to ensure that potential year 2000 software failures will not adversely impact its operations. The year 2000 issues impact S1 both on an external basis in connection with the products and services S1 offers to clients, as well as on an internal basis as to its own operations and systems.

     As to external year 2000 issues related to the products and services S1 offers to clients, a company-wide task force, with representation from all major business units, was established by S1 in 1997 to evaluate and manage the risks, solutions and cost associated with addressing this issue. The Task Force has identified all business systems, products and services, including third party software used by S1 and in conjunction with Virtual Financial Manager, has made an initial assessment as to whether they are year 2000 compliant, and is implementing actions for the systems, products and services which are not year 2000 compliant. S1 believes that based on the assessments completed to date, that material year 2000 issues can be corrected. The failure of S1 or third-party software which is used by S1 or in conjunction with Virtual Financial Manager to be year 2000 compliant could have a material adverse impact on S1's financial position and results of operations.

     S1 developed its newest version of the Virtual Financial Manager software, version 4.0, which was released in 1998, to be year 2000 compliant. Extensive "time machine" testing has been conducted on Virtual Financial Manager and all of the underlying software products that it utilizes. As we implement this new version of Virtual Financial Manager for each of our clients, we also will conduct complete "end to end" testing. Of 13 systems requiring upgrades to version 4.0, one was completed by December 31, 1998. Management anticipates that all clients will be converted to the new version, with testing completed, by third quarter 1999. Any failure to complete the conversions in a timely manner could have a material adverse effect on S1's business. These conversions will require a significant portion of S1's implementation resources. Management anticipates a reduction in professional services margins for 1999 due to the deployment of resources and negotiated discounts of services related to these implementations.

     Because S1 is a relatively new enterprise, without old legacy and other computer systems, the year 2000 issues with respect to S1's internal operations and systems are not as complex as might otherwise be the case. S1's Task Force has developed and implemented a strategy to minimize the impact of year 2000 technology problems. S1's strategic plan includes regular reporting of progress to S1's management and board of directors.

     Under the direction of its Task Force, S1 believes it has identified all hardware, software, networks and other processing platforms, and customer and vendor dependencies affected by the year 2000 date change. The assessment included information systems as well as environment systems that are dependent on embedded microchips, such as security systems, elevators, and telephone systems. S1 has completed activities related to the assessment phase. While the assessment phase is essentially complete, S1 will continue to revisit all third party suppliers throughout 1999 to insure that previously acquired compliance statements have not changed.

     The next phase of the Task Force's plan is a renovation phase which has been underway since early in 1998. The majority of S1's internal and vendor systems were year 2000 ready by December 31, 1998, with the remainder targeted for completion by the second quarter of 1999. All desktop systems have been tested with failing systems scheduled for replacement. Upgrades for critical financial and other infrastructure systems have been completed. As to S1's systems which are vendor supplied, S1 has either had the vendor confirm year 2000 readiness, or has made plans to replace the system.

     The Task Force has commenced a testing phase of S1's internal systems, including testing of incremental changes to hardware and software components. The testing phase is expected to be completed by June 30, 1999, but will continue as needed on newly acquired applications and new vendor upgrades.

     The costs incurred in addressing the year 2000 problem are being expensed as incurred in compliance with generally accepted accounting principles. None of these costs are expected to materially impact the results of operations in any one period. Significant portions of the costs to be incurred are not expected to be incremental but rather are related to current development efforts.

     S1 has identified and evaluated potential year 2000 related worst case scenarios that could result from the failure to identify, test, and validate all critical date dependent applications and embedded microchips that affect core business processes and the failure of external forces, such as third party vendors and utilities, to have properly remedied their systems. Potential worst case scenarios being addressed include the inability to service customers through S1's data center, the failure of Virtual Financial Manager, extended electrical power outages, extended telephone communication outages, ACH and payroll deposit file transmission difficulties and excessive negative media coverage.

     A contingency plan is being drafted by S1 to address identified potential worst case scenarios. Alternative solutions for business resumption and approaches to minimize the impact of each scenario are being formulated. Any unaddressed year 2000 issue could adversely affect S1's business, financial condition and results of operations.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

     The foreign currency financial statements of S1's Australian operations are translated into U.S. dollars at current exchange rates, except revenues, costs and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders' equity titled accumulated other comprehensive income. Therefore, S1's exposure to foreign currency exchange rate risk occurs when translating the financial results of S1's Australian operations to U.S. dollars in consolidation. At this time, S1 does not use instruments to hedge its foreign exposure in Australia because the effect of foreign exchange rate fluctuations is not material. Net assets of S1's foreign operations at December 31, 1998 were approximately $435,000 (U.S.).

     S1 is exposed to market risk from changes in its investment securities available for sale which consists entirely of S1's investments in BroadVision, Inc. common stock. At December 31, 1998, marketable securities of S1 were recorded at fair value of approximately $4.0 million. The investment in BroadVision, Inc. common stock held by S1 has exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 10% in quoted market prices. This hypothetical change would reduce S1's investments as well as S1's unrealized gains on investment securities available for sale which are included as a component of stockholders' equity. This hypothetical change would have an immaterial effect on the recorded value of S1's investment securities available for sale.

     S1's only long term liabilities are capital lease obligations at a fixed rate. Therefore, S1 does not believe there is any material exposure to market risk changes in interest rates relating to the current or long term liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION AS TO DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names of our current directors and executive officers. Also provided is information as to each person's age at December 31, 1998, the periods during which he has served as a director of S1 and its predecessor, Security First Network Bank, and positions currently held with S1.

                                   AGE AT
                                DECEMBER 31,   DIRECTOR   EXPIRATION
             NAME                   1998        SINCE      OF TERM           POSITIONS HELD WITH S1
             ----               ------------   --------   ----------         ----------------------
Robert W. Copelan, D.V.M......       72          1995        1999      Director
Dorsey R. Gardner.............       56          1998        2001      Director
James S. Mahan, III...........       47          1995        2000      Chairman, Chief Executive Officer,
                                                                         President and Director
Joseph S. McCall..............       49          1998        2001      Director
Howard J. Runnion, Jr.........       69          1995        2000      Director
Robert F. Stockwell...........       44            --          --      Chief Financial Officer and
                                                                         Treasurer
Daniel H. Drechsel............       38            --          --      President and Chief Operating
                                                                         Officer of S1's operating
                                                                         subsidiary

     The following information concerns the principal occupation of each of our directors and executive officers for the past five years. The executive officers are elected by the board to serve a one-year term.

     Robert W. Copelan, D.V.M. has been President of Copelan & Thornbury, Inc. in Paris, Kentucky since 1959 and President of R.W. Copelan, PSC in Paris, Kentucky since 1979. Dr. Copelan is a veterinarian in private practice. From 1987 through September 1996, Dr. Copelan served on the board of directors of Cardinal Bancshares, Inc. and some of its subsidiaries. He served on the board of Security First Network Bank from 1995 until its sale in 1998. He has served as a director of S1 since May 1998. Dr. Copelan is the stepfather of James S. Mahan, III, S1's Chairman, President and Chief Executive Officer.

     Dorsey R. Gardner has served as a director of S1 since his appointment in June 1998. Mr. Gardner has served as general partner of Hollybank Investments, LP from 1993 to the present. Since 1980, he has served as President of Kelso Management Co., Inc., advisor to Fidelity International Limited, Integrity Fund-FM&R private capital, American Values I-IV, Fidelity American Situations Trust, Fidelity Discovery Fund, Johnson family accounts, Johnson Foundation, and Fidelity Foundation from 1980 to 1993 and adviser to Hollybank Investments, LP from 1993 to the present. Mr. Gardner has served on the board of directors of several corporations, and is currently a member of the boards of Crane Company and Filene's Basement.

     James S. Mahan, III served as the Chief Executive Officer and a director of Security First Network Bank from 1995 until its sale in 1998. He has served as a director of S1 since May 1998, as Chief Executive Officer and President since June 1998 and as Chairman of the Board since February 1999. He also has served as Chairman of the Board of S1's operating subsidiary since May 1996. Mr. Mahan was the Chairman of the Board and Chief Executive Officer of Cardinal Bancshares, Inc., as well as some of its subsidiaries from November 1987 until September 1996. Mr. Mahan is the stepson of director Robert W. Copelan.

     Joseph S. McCall has served as a director of S1 since his appointment in October 1998. In 1986, Mr. McCall founded and remains the President of McCall Consulting Group, a company that provides consulting primarily to software companies that are building software products with new technology or transitioning old products to new technology. McCall Consulting also provides direct sales and training support to enabling technology software companies that are launching products with leading edge technologies. Since 1991, Mr. McCall also has served as a director of Clarus Corp. (formerly known as SQL Financials International, Inc.), a publicly traded software company that sells web-enabled financial and human resource application software. Mr. McCall founded SQL in 1991 and served as Chief Executive Officer until early 1998. In 1994, Mr. McCall founded Technology Ventures, LLC, which is an investment company that owns all of McCall Consulting and is the largest single shareholder of Clarus Corp. Technology Ventures serves as Mr. McCall's vehicle for investing in new companies and providing equity incentives to employees of the companies in which Technology Ventures has invested. Mr. McCall currently is a member of the boards of directors of McCall Consulting and Technology Ventures.

     Howard J. Runnion, Jr. was Vice Chairman of the Board and Chief Financial Officer of The Wachovia Corporation in Winston-Salem, North Carolina from December 1985 to June 1990. Since 1992, Mr. Runnion has served as a consultant and an insurance broker. Mr. Runnion was a director of Cardinal Bancshares, Inc. and some of its subsidiaries until September 1996 and a director of Security First Network Bank from 1995 until its sale in 1998. He has served as a director of S1 since May 1998.

     Robert F. Stockwell served as the Treasurer and Chief Financial Officer of Security First Network Bank from 1995 until its sale in 1998, and has served as Treasurer and Chief Financial Officer of S1's operating subsidiary since May 1996. He has served as Chief Financial Officer and Treasurer of S1 since June 1998. From June 1998 to November 1998, he also served as Secretary of S1. From October 1996 through September 1998, he served as Acting President of Security First Network Bank. Mr. Stockwell served as Treasurer of Cardinal Bancshares, Inc. from January 1994 to September 1996 and as a director of Jefferson Banking Company during 1994. From 1987 to 1993, Mr. Stockwell was Executive Vice President and Chief Financial Officer of Security Financial Holding Company, a thrift holding company located in Durham, North Carolina.

     Daniel H. Drechsel has served as President and Chief Operating Officer of Security First Technologies, Inc., S1's operating subsidiary, since June 1998. In his position as our Chief Operating Officer, Mr. Drechsel oversees the day-to-day operations of S1's operating subsidiary. Prior to joining our operating subsidiary, Mr. Drechsel served as Vice President of Marketing with Meta4 Software, S.A., a Madrid-based enterprise software company from September 1997 to June 1998. Mr. Drechsel served as General Manager of ECPartners, a joint venture between Checkfree Corporation and Automatic Data Processing, Inc.'s Electronic Services Division from 1995 to 1997. Mr. Drechsel served on the Board of Directors of InfoWave Technologies, Inc. from 1997 to 1999. Mr. Drechsel's previous experience included a variety of management positions in sales, marketing and software development at both Automatic Data Processing and Dun & Bradstreet Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership of our equity securities and to file subsequent reports when there are changes in their ownership. Based on a review of reports submitted to us, we believe that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% owners were complied with on a timely basis, other than a Form 4 that was not timely filed by Mr. Stockwell for one transaction which was reflected in a Form 5 filing.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE AND DIRECTOR COMPENSATION

     The following table shows the cash compensation paid by S1 for the last three fiscal years, as well as compensation paid or accrued for those years, to the Chief Executive Officer and the one other highest paid executive officer serving at December 31, 1998, whose total annual salary and bonus for the fiscal year ended December 31, 1998, exceeded $100,000. We refer to these two officers as our named executive officers. No stock appreciation rights have been granted by S1 or its predecessor, Security First Network Bank.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                      ANNUAL COMPENSATION           ------------
                                              -----------------------------------    SECURITIES
              NAME AND                                             OTHER ANNUAL      UNDERLYING       ALL OTHER
         PRINCIPAL POSITION            YEAR   SALARY       BONUS  COMPENSATION(B)     OPTIONS      COMPENSATION(C)
         ------------------            ----   -------      -----  ---------------   ------------   ---------------
                                                ($)         ($)         ($)             (#)              ($)
James S. Mahan, III..................  1998   200,000         --          --               --           7,872
  Chairman, Chief Executive Officer,   1997   200,000         --       9,861               --           9,756
  President and Director               1996    87,535(a)      --      68,080               --           3,131
Robert F. Stockwell..................  1998   150,000         --          --           50,000           5,950
  Chief Financial Officer              1997   119,141         --          --           20,000           6,392
  and Treasurer                        1996   104,962         --      70,009               --           2,272

---------------

 (a) During the first nine months of 1996, Mr. Mahan's annual rate of salary was $50,000. During that time, he also served as the Chairman and Chief Executive Officer of Cardinal Bancshares, Inc., which was then the parent of Security First Network Bank.

(b) Other annual compensation includes car allowance and club membership for Mr. Mahan. For 1996, other annual compensation includes reimbursement of moving expenses of $56,880 for Mr. Mahan and $70,009 for Mr. Stockwell, including applicable taxes associated with these reimbursements.

(c) All other compensation includes contributions to S1's 401(k) plan and insurance premiums. 401(k) contributions for 1996, 1997 and 1998 were $2,501, $2,667 and $2,666 for Mr. Mahan; and $2,002, $3,292 and $2,750 for
     Mr. Stockwell. Insurance premiums for 1996, 1997 and 1998 were $630, $7,089 and $5,206 for Mr. Mahan; and $270, $3,100 and $3,200 for Mr. Stockwell.

     Our directors do not receive any fees or other compensation for their service as directors. Directors, however, are reimbursed for travel and other expenses incurred in connection with attending meetings of our board of directors. Upon joining the board of directors in 1998, Mr. Gardner and Mr. McCall were awarded options to acquire 30,000 shares of our common stock under our 1998 Directors' Stock Option Plan.

EMPLOYMENT CONTRACTS

     We currently do not have any employment contracts or other compensatory plans or arrangements relating to resignation, retirement or any other termination of a named executive officers' employment with S1 or our operating subsidiary or from a change in control of S1 or a change of the named executive officer's responsibilities following a change in control of S1. Unvested stock options, however, generally do vest upon a change in control, as defined.

OPTION GRANTS

     The following table contains information concerning the grant of stock options to the named executive officers during fiscal year 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS
                                                   ------------------------                POTENTIAL REALIZABLE VALUE
                                                    % OF TOTAL                               AT ASSUMED ANNUAL RATES
                                      NUMBER          OPTIONS                                    OF STOCK PRICE
                                   OF SECURITIES    GRANTED TO                                    APPRECIATION
                                    UNDERLYING       EMPLOYEES     EXERCISE                      FOR OPTION TERM
                                      OPTIONS        IN FISCAL     OR BASE    EXPIRATION   ---------------------------
              NAME                    GRANTED          YEAR         PRICE        DATE           5%            10%
              ----                 -------------   -------------   --------   ----------   ------------   ------------
                                        (#)             (%)        ($/SHARE)
Robert F. Stockwell..............      50,000            5           6.625      1/9/09      $  208,321     $  527,927
  Chief Financial Officer and
  Treasurer

1998 OPTION EXERCISES AND VALUES

     The following table provides information on exercises of stock options during fiscal year 1998 by the named executive officers and the value of unexercised options at the end of the year.

     AGGREGATED OPTION EXERCISES IN 1998 AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE
                                  SHARES                        OPTIONS AT FY-END       MONEY OPTIONS AT FY-END(b)
                                ACQUIRED ON      VALUE      -------------------------   ---------------------------
             NAME                EXERCISE     REALIZED(a)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
             ----               -----------   -----------   -------------------------   ---------------------------
                                    (#)           ($)                  (#)                          ($)
James S. Mahan, III...........        --             --          696,900/232,300          $20,819,888/$6,939,963
Robert F. Stockwell...........    25,000       $253,125            34,690/88,230          $ 1,009,174/$2,254,301

---------------

 (a) Based on the market value of our common stock at date of exercise, less the exercise price.

 (b) Based on the closing price per share of our common stock on December 31, 1998 of $30.50 on the Nasdaq National Market, less the exercise price, of all unexercised stock options having an exercise price less than that market value.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Since 1996 through the corporate reorganization of Security First Network Bank in September 1998, the full board of directors of SFNB served as a compensation committee. In the fourth quarter of 1998, a separate compensation committee of the S1 board was established. The Chairman of the compensation committee is Mr. McCall and the other members are Mr. Gardner and Mr. Runnion. The compensation committee recommends to the full board of directors, which has ultimate responsibility over compensation matters. Set forth below is a report of the compensation committee addressing S1's compensation policies for fiscal year 1998 as they affected our executive officers.

     Compensation Policies for Executive Officers. S1's executive compensation policies are designed to provide competitive levels of compensation, to assist S1 in attracting and retaining qualified executives and to encourage superior performance. In determining levels of executive officers' overall compensation, the qualifications and experience of the persons concerned, the size of the company and the complexity of its operation, the financial condition, including revenues, the compensation paid to other persons employed by the company and the compensation paid to persons having similar duties and responsibilities in the technology industry were considered. Compensation paid to our executive officers in 1998 consisted of the following components: base salary, long-term incentives (awards of stock options) and participation in S1's other employee benefit plans. No bonuses were paid to executive officers for 1998. While each of these components has a separate purpose and may have a different relative value to the total, a significant portion of the total compensation package for 1998 for the executive officers other than the CEO is highly dependent on the public market value of S1 and total return to shareholders. S1 believes that the total cash compensation for our executive officers for 1998 was below the average for similar positions at comparable companies. Such persons, however, have significant equity interests in S1's success by virtue of stock based compensation.

     The compensation committee currently is re-evaluating S1's executive compensation structure, and is likely to propose significant revisions to bring our compensation closer to the compensation received by executive officers of comparable companies. No determination has been made regarding this matter and no date has been set for making this determination.

     Base Salary. Base salary is intended to signal the internal value of the position. In establishing the 1998 salary for each executive officer, the officer's responsibilities, qualifications and experience were considered. The base salary for one of our executive officers increased in 1998 in recognition of the responsibilities of that officer.

     Long-Term Incentive Compensation. S1 uses stock options to provide long-term incentive compensation. The compensation committee endorses the position that stock ownership by management is beneficial in aligning management's and shareholders' interests in the enhancement of shareholder value. The purpose of stock option awards is to provide an opportunity for the recipients to acquire or increase a proprietary interest in S1, thereby creating a stronger incentive to expend maximum effort for the long-term growth and success of S1 and encouraging recipients to remain in the employ of S1. Officers and other full-time employees of S1 and its subsidiaries are eligible for grants under our 1995 and 1997 stock option plans. Stock options are normally granted each year with the size of the grants generally tied to and weighted approximately equally based on an officer's responsibility level and performance. During 1998, 200,000 stock options were granted to our executive officers.

     Other. In addition to the compensation paid to executive officers described above, executive officers received, along with and on the same terms as other employees, certain benefits such as health insurance and participation in S1's 401(k) Plan.

     CEO Compensation. Since the beginning of the company in 1996, the cash compensation for the Chief Executive Officer has been primarily stock based in the form of options. In 1998, the Chief Executive Officer's 1998 base salary was $200,000, which was the same as his 1997 base salary. The CEO did not receive a bonus or an award of stock options in 1998. S1 believes that total compensation for the Chief Executive Officer for 1998 was below the average for comparable companies. As noted above, the compensation committee is re-evaluating the compensation structure for all the executive officers, including the Chief Executive Officer.

     Internal Revenue Code Section 162(m). In 1993, the Internal Revenue Code of 1986, as amended, was amended to disallow publicly traded companies from receiving a tax deduction on compensation paid to executive officers in excess of $1 million (section 162(m) of the Code), unless, among other things, the compensation meets the requirements for performance-based compensation. Although S1 has not taken this limitation into account in the past in structuring its compensation programs and in determining executive compensation, the compensation committee expects to take the deductibility limit for compensation into consideration beginning in fiscal 1999.

                             COMPENSATION COMMITTEE

                               Dorsey R. Gardner
                          Joseph S. McCall (Chairman)
                             Howard J. Runnion, Jr.

PERFORMANCE OF OUR COMMON STOCK

     The following table sets forth comparative information regarding the cumulative shareholder return on our common stock since May 26, 1996. Share information from May 26, 1996 to September 30, 1998 is based on the common stock of our predecessor, Security First Network Bank. Total shareholder return is measured by dividing cumulative dividends for the measurement period (assuming dividend reinvestment) plus share price change for the period by the share price at the beginning of the measurement period. Neither S1 nor Security First Network Bank has paid dividends on its common stock from May 26, 1996 to December 31, 1998. Our cumulative shareholder return over this period is based on an investment of $100 on May 26, 1996 and is compared to the cumulative total return of the Interactive Week Internet Index and the Nasdaq Composite Index.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
         S1, INTERACTIVE WEEK INTERNET INDEX AND NASDAQ COMPOSITE INDEX
                     FROM MAY 26, 1996 TO DECEMBER 31, 1998

                                                                PERIOD ENDING
                                                   ----------------------------------------
                      INDEX                        5/26/96   12/31/96   12/31/97   12/31/98
                      -----                        -------   --------   --------   --------
Security First Technologies Corporation..........  100.00      25.00      17.68      74.39
Interactive Week Internet Index..................  100.00      92.89     100.10     238.53
Nasdaq Composite Index...........................  100.00     106.02     128.94     177.36

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Chairman of our compensation committee is Mr. McCall and the other members of the committee are Mr. Gardner and Mr. Runnion. None of the members of this committee have served as an officer or employee of S1 or its operating subsidiary. During 1998, S1 used technology consulting services from McCall Consulting Group. Mr. McCall is the president of McCall Consulting. During 1998, the total amount paid to McCall Consulting was $1.1 million. At December 31, 1998 S1 had outstanding payables to McCall Consulting Group of $282,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNED BY DIRECTORS AND MANAGEMENT

     The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 24, 1999 by each of our directors and the named executive officers and by all of our directors and executive officers as a group. Information for Mr. Michael M. McChesney, who resigned as Chairman of the Board of S1 in February 1999, is not included in this table and is set forth in the table under the caption "Principal Shareholders." At March 24, 1999, there were 12,362,267 shares of our common stock outstanding. All information as to beneficial ownership has been provided to us by the directors and executive officers, and unless otherwise indicated, each of the directors and executive officers has sole voting and investment power over all of shares that they beneficially own.

                                                                 NUMBER OF SHARES        PERCENT OF
                                                                   AND NATURE OF        COMMON STOCK
                NAME AND POSITION(S) WITH S1                  BENEFICIAL OWNERSHIP(a)   OUTSTANDING
                ----------------------------                  -----------------------   ------------
James S. Mahan, III.........................................         1,009,721(b)           7.60%
  Chairman, Chief Executive Officer, President and a
  Director
Robert F. Stockwell.........................................           121,694(c)              *
  Chief Financial Officer and Treasurer
Daniel H. Drechsel..........................................                40(d)              *
  President and Chief Operating Officer of
  S1's operating subsidiary
Robert W. Copelan, D.V.M....................................           143,532(e)           1.15%
  Director
Dorsey R. Gardner...........................................           685,100(f)           5.54%
  Director
Joseph S. McCall............................................            13,500(g)              *
  Director
Howard J. Runnion, Jr.......................................           110,424(h)              *
  Director
All directors and executive officers of S1
  as a group (7 persons)....................................         2,084,011             15.48%

---------------

*   Less than one percent.

(a) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if that person has or shares voting power or investment power over the security, or has the right to acquire beneficial ownership at any time within 60 days from March 24, 1999. For this table, voting power includes the power to vote or direct the voting of shares and investment power includes the power to dispose or direct the disposition of shares.

(b) The share ownership of Mr. Mahan includes 929,200 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 24, 1999, 612 shares that are held directly by Mr. Mahan, 4,785 shares held in S1's 401(k) plan and 75,124 shares held by his wife.

(c) The share ownership of Mr. Stockwell includes 70,420 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 24, 1999, 45,288 shares held jointly with his wife, 3,205 shares held in S1's 401(k) plan, 1,864 shares held in an IRA and 917 shares held by his mother in an IRA.

(d) The share ownership of Mr. Drechsel includes 40 shares held in S1's 401(k) plan.

(e) The share ownership of Dr. Copelan includes 92,920 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 24, 1999, 41,936 shares that are held directly by Dr. Copelan, 7,452 shares that are held by the Robert W. Copelan D.V.M. Retirement Plan and 1,224 shares that are held by his wife.

(f) The share ownership of Mr. Gardner includes 76,500 shares held directly by Mr. Gardner and 608,600 shares held by Hollybank Investments, LP, a limited partnership of which Mr. Gardner is the general partner.

(g) The share ownership of Mr. McCall includes 12,500 shares held directly by Mr. McCall and 1,000 shares held by Mr. McCall in an IRA.

(h) The share ownership of Mr. Runnion includes 10,424 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 24, 1999 and 100,000 shares owned directly by Mr. Runnion.

PRINCIPAL SHAREHOLDERS

     The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 24, 1999 by each person believed by management to be the beneficial owner of more than 5% of our outstanding common stock.

                                                        NUMBER OF SHARES        PERCENT OF
                                                          AND NATURE OF        COMMON STOCK
       NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP(a)   OUTSTANDING
       ------------------------------------          -----------------------   ------------
Michael C. McChesney...............................       1,192,016(b)            9.29%
  37 Muscogee Avenue
  Atlanta, GA 30305
Lord, Abbett & Co..................................       1,018,695(c)            8.24%
  767 Fifth Avenue
  New York, NY 10153
James S. Mahan, III................................       1,009,721(d)            7.60%
  3390 Peachtree Road, NE
  Suite 1700
  Atlanta, GA 30326

---------------

(a) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if that person has or shares voting power or investment power over the security, or has the right to acquire beneficial ownership at any time within 60 days from March 24, 1999. For this table, voting power includes the power to vote or direct the voting of shares and investment power includes the power to dispose or direct the disposition of shares.

(b) The share ownership of Mr. McChesney includes 464,400 shares of common stock that would be issuable upon the exercise of options exercisable within 60 days of March 24, 1999, 719,346 shares owned directly by Mr. McChesney, 590 shares held in S1's 401(k) plan and 7,680 shares held by two members of his family. Mr. McChesney served as Chairman of the Board of S1 until his resignation in February 1999.

(c) Lord, Abbett & Co. filed a Schedule 13G with the Securities and Exchange Commission dated February 12, 1999 reporting sole voting and dispositive power over the shares listed above.

(d) The share ownership of Mr. Mahan includes 929,200 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 24, 1999, 612 shares that are held directly by Mr. Mahan, 4,785 shares held in S1's 401(k) plan and 75,124 shares held by his wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Prior to our 1998 sale of Security First Network Bank, the bank made loans to its directors and executive officers for the financing of their homes, as well as home improvement and consumer loans. It is the belief of management that these loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and neither involved more than normal risk of collectability nor presented other unfavorable features.

     During the latter part of 1996, among its ordinary course research and development activities, the company that is now S1's operating subsidiary started a project known as "Webtone." The Webtone project was established to assess the customer care issues raised as a result of interacting with retail customers over new delivery channels and subsequently to develop software solutions to resolve these issues more efficiently. In November 1997, after the assessment phase of the project was completed at a cost of approximately $300,000, the board of directors determined not to proceed with Webtone, primarily because of the board's uncertainty about the potential profitability of the project and because of the limited resources, both capital and personnel, of the operating subsidiary. The board believes this decision is consistent with the determination to discontinue the banking business of Security First Network Bank and focus resources on the Virtual Financial Manager suite of products and related services. With the board's full knowledge and agreement, Michael M. McChesney created and funded his own company to develop Webtone. Michael McChesney resigned as the Chairman of the Board of S1 in February 1999. In undertaking these activities, Mr. McChesney and the board of directors have acknowledged that Webtone and Mr. McChesney should enter into some form of arrangement for a future business relationship. However, the parties have not determined what that arrangement should be. Since abandoning the Webtone project, S1's operating subsidiary has provided Webtone with administrative and technical services on a time and materials basis amounting to approximately $192,000 in 1998 and $80,000 in 1997. As of December 31, 1998, the operating subsidiary had a receivable from Webtone related to these services of $173,000.

     During 1998, S1 used technology consulting services from McCall Consulting Group. The president of McCall Consulting, Mr. Joseph S. McCall, is one of our directors. During 1998, the total amount paid to McCall Consulting was approximately $1.1 million. At December 31, 1998 S1 had outstanding payables to McCall Consulting Group of $282,000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following financial statements are filed as a part of this report and incorporated herein by reference:

     Security First Technologies Corporation and Subsidiary

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 1997 and 1998

        Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998

        Consolidated Statements of Stockholders' Equity and Comprehensive Income
        (Loss) for the years ended December 31, 1996, 1997 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

        Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1997 and 1998

        Financial Statement Schedule:

        Schedule II -- Valuation and Qualifying Accounts and related Independent
                       Auditors' Report

     The exhibits listed are filed as part of this report and incorporated herein by reference:

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Security First Technologies Corporation ("S1") (filed as
          Exhibit 1 to S1's Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the "SEC") on
          September 30, 1998 and incorporated herein by reference).
  3.2     Certificate of Designation for S1's Series B Redeemable
          Convertible Preferred Stock (filed as Exhibit 2 to S1's
          Registration Statement on Form 8-A filed with the SEC on
          September 30, 1998 and incorporated herein by reference).
  3.3     Amended and Restated Bylaws of S1 (filed as Exhibit 3 to
          S1's Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).
  4.1     Specimen certificate for S1's common stock (filed as Exhibit
          4 to S1's Registration Statement on Form 8-A filed with the
          SEC on September 30, 1998 and incorporated herein by
          reference).
  4.2     Specimen certificate for S1's Series A Convertible Preferred
          Stock.
  4.3     Specimen certificate for S1's Series B Convertible
          Redeemable Preferred Stock.
 10.1     Second Amended and Restated Plan of Reorganization, dated as of March 9, 1998, by and among Security First Network Bank
          ("SFNB"), S1 and New Security First Network Bank, as amended on June 4, 1998 and September 25, 1998 (filed as Exhibit
          10.2 to S1's Current Report on Form 8-K filed with the SEC on October 14, 1998 and incorporated herein by reference).
 10.2     Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc.,
          SFNB and S1, as amended on June 5, 1998 (attached as
          Appendix C to the Proxy Statement/Prospectus that formed a part of S1's Registration Statement on Form S-4 (File No.
          333-56181) filed with the SEC on June 5, 1998 and
          incorporated herein by reference).
 10.3     Common Stock Purchase and Option Agreement, dated as of
          March 9, 1998, by and among SFNB, RBC Holdings (Delaware)
          Inc. and S1, as amended on June 5, 1998 (filed as Exhibit
          2.3 to S1's Registration Statement on Form S-4 (File No.
          333-56181) filed with the SEC on June 5, 1998 and
          incorporated herein by reference).
 10.4     Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance
          Company (filed as Exhibit 10.4 to Pre-Effective Amendment
          No. 2 to the S1's Registration Statement on Form S-4 (File
          No. 333-56181) filed with the SEC on August 21, 1998 and
          incorporated herein by reference).
 10.5     Security First Network Bank, FSB Employee Stock Option Plan
          (filed as Exhibit 10.1 to Pre-Effective Amendment No. 2 to
          S1's Registration Statement on Form S-4 (File No. 333-56181)
          filed with the SEC on August 21, 1998 and incorporated
          herein by reference).
 10.6     Security First Network Bank Amended and Restated Directors'
          Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective
          Amendment No. 2 to S1's Registration Statement on Form S-4
          (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).
 10.7     Security First Technologies Corporation 1998 Directors'
          Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective
          Amendment No. 1 to S1's Registration Statement on Form S-4
          (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).
 13.1     Financial Statements.

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
 13.2     Financial Statement Schedule and related Independent
          Auditors' Report.
 21       Subsidiaries of S1.
 27       Financial Data Schedule.

     (b) A Current Report on Form 8-K (date of report September 30, 1998) was filed on October 14, 1998 reporting the sale of the banking business of Security First Network Bank, the consummation of the holding company reorganization, the sale of Series B Redeemable Convertible Preferred Stock to State Farm Mutual Automobile Insurance Company and the sale of common stock to BroadVision, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 1999.

                                          SECURITY FIRST TECHNOLOGIES
                                          CORPORATION

                                          By:    /s/ JAMES S. MAHAN, III
                                            ------------------------------------
                                            James S. Mahan, III
                                            Chief Executive Officer and
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1999.

                    NAME                                           TITLE
                    ----                                           -----

           /s/ JAMES S. MAHAN, III             Chief Executive Officer, President and
---------------------------------------------  Director (Principal Executive Officer)
             James S. Mahan, III

           /s/ ROBERT F. STOCKWELL             Chief Financial Officer and Treasurer
---------------------------------------------  (Principal Financial Officer and Principal
             Robert F. Stockwell               Accounting Officer)

        /s/ ROBERT W. COPELAN, D.V.M.          Director
---------------------------------------------
          Robert W. Copelan, D.V.M.

            /s/ DORSEY R. GARDNER              Director
---------------------------------------------
              Dorsey R. Gardner

            /s/ JOSEPH S. MCCALL               Director
---------------------------------------------
              Joseph S. McCall

         /s/ HOWARD J. RUNNION, JR.            Director
---------------------------------------------
           Howard J. Runnion, Jr.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Security First Technologies Corporation ("S1") (filed as
          Exhibit 1 to S1's Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the "SEC") on
          September 30, 1998 and incorporated herein by reference).
  3.2     Certificate of Designation for S1's Series B Redeemable
          Convertible Preferred Stock (filed as Exhibit 2 to S1's
          Registration Statement on Form 8-A filed with the SEC on
          September 30, 1998 and incorporated herein by reference).
  3.3     Amended and Restated Bylaws of S1 (filed as Exhibit 3 to
          S1's Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).
  4.1     Specimen certificate for S1's common stock (filed as Exhibit
          4 to S1's Registration Statement on Form 8-A filed with the
          SEC on September 30, 1998 and incorporated herein by
          reference).
  4.2     Specimen certificate for S1's Series A Convertible Preferred
          Stock.
  4.3     Specimen certificate for S1's Series B Convertible
          Redeemable Preferred Stock.
 10.1     Second Amended and Restated Plan of Reorganization, dated as of March 9, 1998, by and among Security First Network Bank
          ("SFNB"), S1 and New Security First Network Bank, as amended on June 4, 1998 and September 25, 1998 (filed as Exhibit
          10.2 to S1's Current Report on Form 8-K filed with the SEC on October 14, 1998 and incorporated herein by reference).
 10.2     Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc.,
          SFNB and S1, as amended on June 5, 1998 (attached as
          Appendix C to the Proxy Statement/Prospectus that formed a part of S1's Registration Statement on Form S-4 (File No.
          333-56181) filed with the SEC on June 5, 1998 and
          incorporated herein by reference).
 10.3     Common Stock Purchase and Option Agreement, dated as of
          March 9, 1998, by and among SFNB, RBC Holdings (Delaware)
          Inc. and S1, as amended on June 5, 1998 (filed as Exhibit
          2.3 to S1's Registration Statement on Form S-4 (File No.
          333-56181) filed with the SEC on June 5, 1998 and
          incorporated herein by reference).
 10.4     Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance
          Company (filed as Exhibit 10.4 to Pre-Effective Amendment
          No. 2 to the S1's Registration Statement on Form S-4 (File
          No. 333-56181) filed with the SEC on August 21, 1998 and
          incorporated herein by reference).
 10.5     Security First Network Bank, FSB Employee Stock Option Plan
          (filed as Exhibit 10.1 to Pre-Effective Amendment No. 2 to
          S1's Registration Statement on Form S-4 (File No. 333-56181)
          filed with the SEC on August 21, 1998 and incorporated
          herein by reference).
 10.6     Security First Network Bank Amended and Restated Directors'
          Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective
          Amendment No. 2 to S1's Registration Statement on Form S-4
          (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).
 10.7     Security First Technologies Corporation 1998 Directors'
          Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective
          Amendment No. 1 to S1's Registration Statement on Form S-4
          (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).
 13.1     Financial Statements.
 13.2     Financial Statement Schedule and related Independent
          Auditors' Report.
 21       Subsidiaries of S1.
 27       Financial Data Schedule.