Form 10-K/A
period 1998-12-31
SECURITY FIRST TECHNOLOGIES CORP
filed 1999-05-14
CIK 1063254

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X.     No____.

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

                                   AGE AT
                                DECEMBER 31,   DIRECTOR   EXPIRATION
NAME                                1998        SINCE      OF TERM          POSITIONS HELD WITH S1
----                            ------------   --------   ----------        ----------------------
Robert W. Copelan, D.V.M......       72          1995        1999      Director
Dorsey R. Gardner.............       56          1998        2001      Director
James S. Mahan, III...........       47          1995        2000      Chairman, Chief Executive Officer
                                                                         and President
Joseph S. McCall..............       49          1998        2001      Director
Howard J. Runnion, Jr.........       69          1995        2000      Director
Robert F. Stockwell...........       44            --          --      Chief Financial Officer and
                                                                         Treasurer
Daniel H. Drechsel............       38            --          --      President and Chief Operating
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

     Joseph S. McCall has served as a director of S1 since his appointment in October 1998. In 1986, Mr. McCall founded and remains the President of McCall Consulting Group, a company that provides consulting primarily to software companies that are building software products with new technology or transitioning old products to new technology. McCall Consulting also provides direct sales and training support to enabling technology software companies that are launching products with leading edge technologies. Since 1991, Mr. McCall has also served as a director of Clarus Corp. (formerly known as SQL Financials International, Inc.), a publicly traded software company that sells web-enabled financial and human resource application software. Mr. McCall founded SQL in 1991 and served as Chief Executive Officer until early 1998. In 1994, Mr. McCall founded Technology Ventures, LLC, which is an investment company that owns all of McCall Consulting and is the largest single shareholder of Clarus Corp. Technology Ventures serves as Mr. McCall's vehicle for investing in new companies and providing equity incentives to employees of the companies in which Technology Ventures has invested. Mr. McCall currently is a member of the boards of directors of McCall Consulting and Technology Ventures.

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

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE AND DIRECTOR COMPENSATION

     The following table shows the cash compensation paid by S1 for the last three fiscal years, as well as compensation paid or accrued for those years, to the Chief Executive Officer and the one other highest paid executive officer serving at December 31, 1998, whose total annual salary and bonus for the fiscal year ended December 31, 1998 exceeded $100,000. We refer to these two officers as our named executive officers. No stock appreciation rights have been granted by S1 or its predecessor, Security First Network Bank.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                                     -------------
                                                                                        AWARDS
                                                   ANNUAL COMPENSATION               -------------
                                       -------------------------------------------    SECURITIES
NAME AND                                                           OTHER ANNUAL       UNDERLYING         ALL OTHER
PRINCIPAL POSITION              YEAR   SALARY($)      BONUS($)  COMPENSATION($)(B)   OPTIONS($)(C)   COMPENSATION($)(D)
------------------              ----   ---------      --------  ------------------   -------------   ------------------
James S. Mahan, III...........  1998   $200,000             --       $    --                 --            $7,872
  Chairman, Chief Executive     1997    200,000             --         9,861                 --             9,756
  Officer and President         1996     87,535(a)          --        68,080                 --             3,131
Robert F. Stockwell...........  1998   $150,000             --       $    --            100,000            $5,950
  Chief Financial Officer       1997    119,141             --            --             40,000             6,392
  and Treasurer                 1996    104,962             --        70,009                 --             2,272

---------------

 (a) During the first nine months of 1996, Mr. Mahan's annual rate of salary was $50,000. During that time, he also served as the Chairman and Chief Executive Officer of Cardinal Bancshares, Inc., which was then the parent of Security First Network Bank.

(b) For 1996, other annual compensation includes reimbursement of moving expenses of $56,880 for Mr. Mahan and $70,009 for Mr. Stockwell, including applicable taxes associated with these reimbursements.

 (c) Reflects the two-for-one split of our common stock paid on May 7, 1999.

(d) All other compensation includes contributions to S1's 401(k) plan and insurance premiums. 401(k) contributions for 1996, 1997 and 1998 were $2,501, $2,667 and $2,666 for Mr. Mahan; and $2,002, $3,292 and $2,750 for
    Mr. Stockwell. Insurance premiums for 1996, 1997 and 1998 were $630, $7,089 and $5,206 for Mr. Mahan; and $270, $3,100 and $3,200 for Mr. Stockwell.

     Our directors do not receive any fees or other compensation for their service as directors. Directors, however, are reimbursed for travel and other expenses incurred in connection with attending meetings of our board of directors. Upon joining the board of directors in 1998, Mr. Gardner and Mr. McCall were awarded options to acquire 60,000 shares of our common stock under our 1998 Directors' Stock Option Plan, as adjusted to reflect the two-for-one split of our common stock paid on May 7, 1999.

EMPLOYMENT CONTRACTS

     We currently do not have any employment contracts or other compensatory plans or arrangements relating to resignation, retirement or any other termination of a named executive officers' employment with S1 or our operating subsidiary or from a change in control of S1 or a change of the named executive officer's responsibilities following a change in control of S1. Unvested stock options, however, generally vest upon a change in control, as defined.

OPTION GRANTS

     The following table contains information concerning the grant of stock options to the named executive officers during fiscal year 1998. The information set forth in this table reflects the two-for-one split of our common stock paid on May 7, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                  INDIVIDUAL GRANTS
                                 ------------------------------------------------------------------------------------
                                                                                                POTENTIAL REALIZABLE
                                                                                                        VALUE
                                                                                                  AT ASSUMED ANNUAL
                                                                                                        RATES
                                    NUMBER         % OF TOTAL                                      OF STOCK PRICE
                                 OF SECURITIES      OPTIONS                                         APPRECIATION
                                  UNDERLYING       GRANTED TO        EXERCISE                      FOR OPTION TERM
                                    OPTIONS        EMPLOYEES         OR BASE       EXPIRATION   ---------------------
NAME                              GRANTED(#)     IN FISCAL YEAR   PRICE($/SHARE)      DATE         5%          10%
----                             -------------   --------------   --------------   ----------   ---------   ---------
Robert F. Stockwell............     100,000             5%           $3.3125         1/9/09     $208,321    $527,927
  Chief Financial Officer and
  Treasurer

1998 OPTION EXERCISES AND VALUES

     The following table provides information on exercises of stock options during fiscal year 1998 by the named executive officers and the value of unexercised options at the end of the year. The information set forth in this table reflects the two-for-one split of our common stock paid on May 7, 1999.

     AGGREGATED OPTION EXERCISES IN 1998 AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE
                            SHARES                         OPTIONS AT FY-END(#)      MONEY OPTIONS AT FY-END($)(b)
                          ACQUIRED ON       VALUE        -------------------------   -----------------------------
NAME                      EXERCISE(#)   REALIZED($)(a)   EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                      -----------   --------------   -------------------------   -----------------------------
James S. Mahan, III.....        --               --         1,393,800/464,600           $20,819,888/$6,939,963
Robert F. Stockwell.....    50,000         $253,125            69,380/176,460           $ 1,009,174/$2,254,301

---------------

(a) Based on the market value of our common stock at date of exercise, less the exercise price.

(b) Based on the closing price per share of our common stock on December 31, 1998 of $15.25 on the Nasdaq National Market, as adjusted to reflect the two-for-one split of our common stock paid on May 7, 1999, less the exercise price, of all unexercised stock options having an adjusted exercise price less than that market value.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Since 1996 through the corporate reorganization of Security First Network Bank in September 1998, the full board of directors of Security First Network Bank served as a compensation committee. In the fourth quarter of 1998, a separate compensation committee of the S1 board was established. The Chairman of the compensation committee is Mr. McCall and the other members are Mr. Gardner and Mr. Runnion. The compensation committee recommends to the full board of directors, which has ultimate responsibility over compensation matters. Set forth below is a report of the compensation committee addressing S1's compensation policies for fiscal year 1998 as they affected our executive officers.

     Compensation Policies for Executive Officers. S1's executive compensation policies are designed to provide competitive levels of compensation, to assist S1 in attracting and retaining qualified executives and to encourage superior performance. In determining levels of executive officers' overall compensation, the qualifications and experience of the persons concerned, the size of the company and the complexity of its operation, the financial condition, including revenues, the compensation paid to other persons employed by the company and the compensation paid to persons having similar duties and responsibilities in the technology industry were considered. Compensation paid to our executive officers in 1998 consisted of the following components: base salary, long-term incentives (awards of stock options) and participation in S1's other employee benefit plans. No bonuses were paid to executive officers for 1998. While each of these components has a separate purpose and may have a different relative value to the total, a significant portion of the total compensation package for 1998 for the executive officers is highly dependent on the public market value of S1 and total return to shareholders. Our executive officers have significant equity interests in S1's success by virtue of stock based compensation.

     The compensation committee currently is re-evaluating S1's executive compensation structure, and is likely to propose significant revisions. No determination has been made regarding this matter and no date has been set for making this determination.

     Base Salary. Base salary is intended to signal the internal value of the position. In establishing the 1998 salary for each executive officer, the officer's responsibilities, qualifications and experience were considered. The base salary for one of our executive officers increased in 1998 in recognition of the responsibilities of that officer.

     Long-Term Incentive Compensation. S1 uses stock options to provide long-term incentive compensation. The compensation committee endorses the position that stock ownership by management is beneficial in aligning management's and shareholders' interests in the enhancement of shareholder value. The purpose of stock option awards is to provide an opportunity for the recipients to acquire or increase a proprietary interest in S1, thereby creating a stronger incentive to expend maximum effort for the long-term growth and success of S1 and encouraging recipients to remain in the employ of S1. Officers and other full-time employees of S1 and its subsidiaries are eligible for grants under our 1995 and 1997 stock option plans. Stock options are normally granted each year with the size of the grants generally tied to and weighted approximately equally based on an officer's responsibility level and performance. During 1998, 400,000 stock options were granted to our executive officers, as adjusted to reflect the two-for-one split of our common stock paid on May 7, 1999.

     Other. In addition to the compensation paid to executive officers described above, executive officers received, along with and on the same terms as other employees, certain benefits such as health insurance and participation in S1's 401(k) Plan.

     CEO Compensation. Since the company began its current internet business in 1995, the compensation for the Chief Executive Officer has been primarily cash compensation in the form of a base salary, and stock-based in the form of options. In 1998, the Chief Executive Officer's 1998 base salary was $200,000, which was the same as his 1997 base salary. The Chief Executive Officer did not receive a bonus or an award of stock options in 1997 or 1998. Nonetheless, as noted above, a significant portion of S1's total compensation package is highly dependent on the public market value of S1 and total return to shareholders. This has been the case since the company began its operations as an internet business in 1995. Notwithstanding that the Chief Executive Officer did not receive an increase in base salary, a bonus or an award of stock options in 1998, the public market value of S1 common stock did increase significantly during 1998, thereby considerably enhancing the value of long-term stock awards granted to the Chief Executive Officer in previous years. At the beginning of 1998, the reported per share price of our common stock was $3.75, and at year-end 1998 it was $15.25, in both cases, as adjusted for the two-for-one split of our common stock paid on May 7, 1999. As noted above, the compensation committee is re-evaluating the compensation structure for all the executive officers, including the Chief Executive Officer.

     Internal Revenue Code Section 162(m). In 1993, the Internal Revenue Code of 1986, as amended, was amended to disallow publicly traded companies from receiving a tax deduction on compensation paid to executive officers in excess of $1 million (section 162(m) of the Code), unless, among other things, the compensation meets the requirements for performance-based compensation. S1 has not taken this limitation into account in the past in structuring most of its equity compensation programs and in determining executive compensation. The compensation committee expects to take the deductibility limit for compensation into consideration when awarding equity-based compensation beginning in fiscal 1999.

                             Compensation Committee
                         ------------------------------

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

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
         S1, INTERACTIVE WEEK INTERNET INDEX AND NASDAQ COMPOSITE INDEX
                     FROM MAY 26, 1996 TO DECEMBER 31, 1998

                                                                    PERIOD ENDING
                                                            ------------------------------
COMPANY/INDEX NAME                                5/26/96   12/31/96   12/31/97   12/31/98
------------------                                -------   --------   --------   --------
Security First Technologies Corporation.........  $100.00   $ 25.00    $ 17.68    $ 74.39
Interactive Week Internet Index.................   100.00     92.89     100.10     238.53
Nasdaq Composite Index..........................   100.00    106.02     128.94     177.36

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Chairman of our compensation committee is Mr. McCall and the other members of the committee are Mr. Gardner and Mr. Runnion. None of the members of this committee have served as an officer or employee of S1 or its operating subsidiary. During 1998, S1 used technology consulting services from McCall Consulting Group. Mr. McCall is the president of McCall Consulting. During 1998, the total amount paid to McCall Consulting was $1.1 million. At December 31, 1998, S1 had outstanding payables to McCall Consulting Group of $282,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNED BY DIRECTORS AND MANAGEMENT

     The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 21, 1999 by each of our directors and the named executive officers and by all of our directors and executive officers as a group. At April 21, 1999, there were 25,172,160 shares of our common stock outstanding, as adjusted to reflect the two-for-one split of our common stock paid on May 7, 1999. Information for Mr. Michael C. McChesney, who resigned as Chairman of the Board of S1 in February 1999, is not included in this table and is set forth in the table under the caption "Principal Shareholders." All information as to beneficial ownership has been provided to us by the directors and executive officers, and unless otherwise indicated, each of the directors and executive officers has sole voting and investment power over all of shares that they beneficially own. The information set forth in this table reflects the two-for-one split of our common stock paid on May 7, 1999.

                                                                 NUMBER OF SHARES        PERCENT OF
                                                                   AND NATURE OF        COMMON STOCK
NAME AND POSITION(S) WITH S1                                  BENEFICIAL OWNERSHIP(a)   OUTSTANDING
----------------------------                                  -----------------------   ------------
James S. Mahan, III.........................................         2,019,442(b)           7.47%
  Chairman, Chief Executive Officer and President
Robert F. Stockwell.........................................           243,388(c)              *
  Chief Financial Officer and Treasurer
Daniel H. Drechsel..........................................                80(d)              *
  President and Chief Operating Officer of
  S1's operating subsidiary

                                                                 NUMBER OF SHARES        PERCENT OF
                                                                   AND NATURE OF        COMMON STOCK
NAME AND POSITION(S) WITH S1                                  BENEFICIAL OWNERSHIP(a)   OUTSTANDING
----------------------------                                  -----------------------   ------------
Robert W. Copelan, D.V.M....................................           287,064(e)           1.13%
  Director
Dorsey R. Gardner...........................................         1,370,200(f)           5.44%
  Director
Joseph S. McCall............................................            27,000(g)              *
  Director
Howard J. Runnion, Jr.......................................           220,848(h)              *
  Director
All directors and executive officers of S1
  as a group (7 persons)....................................         4,168,022             15.22%

---------------

*   Less than one percent.

(a) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if that person has or shares voting power or investment power over the security, or has the right to acquire beneficial ownership at any time within 60 days from April 21, 1999. For this table, voting power includes the power to vote or direct the voting of shares and investment power includes the power to dispose or direct the disposition of shares.

(b) The share ownership of Mr. Mahan includes 1,858,400 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of April 21, 1999, 1,224 shares that are held directly by Mr. Mahan, 9,570 shares held in S1's 401(k) plan and 150,248 shares held by his wife.

(c) The share ownership of Mr. Stockwell includes 140,840 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of April 21, 1999, 90,576 shares held jointly with his wife, 6,410 shares held in S1's 401(k) plan, 3,728 shares held in an IRA and 1,834 shares held by his mother in an IRA.

(d) The share ownership of Mr. Drechsel includes 80 shares held in S1's 401(k) plan.

(e) The share ownership of Dr. Copelan includes 185,840 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of April 21, 1999, 83,872 shares that are held directly by Dr. Copelan, 14,904 shares that are held by the Robert W. Copelan D.V.M. Retirement Plan and 2,448 shares that are held by his wife.

(f) The share ownership of Mr. Gardner includes 153,000 shares held directly by Mr. Gardner and 1,217,200 shares held by Hollybank Investments, LP, a limited partnership of which Mr. Gardner is the general partner.

(g) The share ownership of Mr. McCall includes 25,000 shares held directly by Mr. McCall and 2,000 shares held by Mr. McCall in an IRA.

(h) The share ownership of Mr. Runnion includes 20,848 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of April 21, 1999 and 200,000 shares owned directly by Mr. Runnion.

PRINCIPAL SHAREHOLDERS

     The following table sets forth information known to us regarding beneficial ownership of our common stock as of April 21, 1999 by each person believed by management to be the beneficial owner of more than 5% of our outstanding common stock. The information set forth in this table reflects the two-for-one split of our common stock paid on May 7, 1999.

                                                        NUMBER OF SHARES        PERCENT OF
                                                          AND NATURE OF        COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(a)   OUTSTANDING
------------------------------------                 -----------------------   ------------
Michael C. McChesney...............................       2,384,032(b)            9.13%
  37 Muscogee Avenue
  Atlanta, GA 30305
Lord, Abbett & Co..................................       2,037,390(c)            8.09%
  767 Fifth Avenue
  New York, NY 10153
James S. Mahan, III................................       2,019,442(d)            7.47%
  3390 Peachtree Road, NE
  Atlanta, GA 30326
Dorsey R. Gardner..................................       1,370,200(e)            5.44%
  One International Place
  Suite 2401
  Boston, MA 02110

---------------

(a) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if that person has or shares voting power or investment power over the security, or has the right to acquire beneficial ownership at any time within 60 days from April 21, 1999. For this table, voting power includes the power to vote or direct the voting of shares and investment power includes the power to dispose or direct the disposition of shares.

(b) The share ownership of Mr. McChesney includes 928,800 shares issuable upon the exercise of options that are exercisable within 60 days of April 21, 1999, 1,438,692 shares owned directly by Mr. McChesney, 1,180 shares held in S1's 401(k) plan and 15,360 shares held by two members of his family. Mr. McChesney served as Chairman of the Board of S1 until his resignation in February 1999.

(c) Lord, Abbett & Co. filed a Schedule 13G with the Securities and Exchange Commission dated February 12, 1999 reporting sole voting and dispositive power over the shares listed above.

(d) The share ownership of Mr. Mahan includes 1,858,400 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of April 21, 1999, 1,224 shares that are held directly by Mr. Mahan, 9,570 shares held in S1's 401(k) plan and 150,248 shares held by his wife.

(e) The share ownership of Mr. Gardner includes 153,000 shares held directly by Mr. Gardner and 1,217,200 shares held by Hollybank Investments, LP, a limited partnership of which Mr. Gardner is the general partner.

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

     During the latter part of 1996, among its ordinary course research and development activities, the company that is now S1's operating subsidiary started a project known as "Webtone." The Webtone project was established to assess the customer care issues raised as a result of interacting with retail customers over new delivery channels and subsequently to develop software solutions to resolve these issues more efficiently. In November 1997, after the assessment phase of the project was completed at a cost of approximately $300,000, the board of directors determined not to proceed with Webtone, primarily because of the board's uncertainty about the potential profitability of the project and because of the limited resources, both capital and personnel, of the operating subsidiary. The board believes this decision is consistent with the determination to discontinue the banking business of Security First Network Bank and focus resources on the Virtual Financial Manager suite of products and related services. With the board's full knowledge and agreement, Michael C. McChesney created and funded his own company to develop Webtone. Mr. McChesney resigned as the Chairman of the Board of S1 in February 1999. In undertaking these activities, Mr. McChesney and the board of directors have acknowledged that Webtone and Mr. McChesney should enter into some form of arrangement for a future business relationship. However, the parties have not determined what that arrangement should be. Since abandoning the Webtone project, S1's operating subsidiary has provided Webtone with administrative and technical services on a time and materials basis amounting to approximately $192,000 in 1998 and $80,000 in 1997. As of December 31, 1998, the operating subsidiary had a receivable from Webtone related to these services of $173,000.

     During 1998, S1 used technology consulting services from McCall Consulting Group. The president of McCall Consulting, Mr. Joseph S. McCall, is one of our directors. During 1998, the total amount paid to McCall Consulting was approximately $1.1 million. At December 31, 1998 S1 had outstanding payables to McCall Consulting of $282,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 13, 1999.

                                          SECURITY FIRST TECHNOLOGIES
                                          CORPORATION

                                          By:    /s/ ROBERT F. STOCKWELL
                                            ------------------------------------
                                            Robert F. Stockwell
                                            Chief Financial Officer and
                                              Treasurer