Form 10-Q
period 1999-03-31
SECURITY FIRST TECHNOLOGIES CORP
filed 1999-05-17
CIK 1063254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

              Yes   X  . No     .
                  -----    -----

Shares of common stock outstanding as of May 10, 1999: 25,428,778


================================================================================

             SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                             MARCH 31,         DECEMBER 31,
                                                                                              1999                1998
                                                                                        ------------------  -----------------
                                                                                              (IN THOUSANDS EXCEPT SHARE
                                                                                                  AND PER SHARE DATA)

                                                            ASSETS

 Current assets:

   Cash and cash equivalents                                                             $          22,803   $         14,504
   Investment securities available for sale (cost of $1,799 at
      March 31, 1999 and December 31, 1998)                                                          7,349              3,936
   Accounts receivable, net of allowance for doubtful accounts and billing
      adjustments of $582 at March 31, 1999 and $415 at December 31, 1998                            7,593             17,520
   Other current assets                                                                              3,498              1,310
                                                                                        ------------------  -----------------
            Total current assets                                                                    41,243             37,270
   Premises and equipment, net                                                                       4,642              5,355
   Intangible assets, net                                                                            3,075              2,914
   Other assets                                                                                      1,266              2,754
                                                                                        ------------------  -----------------
            Total assets                                                                 $          50,226   $         48,293
                                                                                        ==================  =================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                      $             897   $          3,232
   Accrued expenses                                                                                  5,744              4,386
   Deferred revenues                                                                                13,151             10,378
   Current portion of capital lease obligation                                                         413                875
                                                                                        ------------------  -----------------
            Total current liabilities                                                               20,205             18,871
   Deferred revenues                                                                                11,753             12,034
   Capital lease obligation, excluding current portion                                                 107                159
                                                                                        ------------------  -----------------
            Total liabilities                                                                       32,065             31,064
                                                                                        ------------------  -----------------
 Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 5,000,000 shares                                    23,136             11,911
   Common stock, $0.01 par value.  Authorized 60,000,000
      shares.  Issued and outstanding 25,076,292 and 24,527,004
      shares at March 31, 1999 and December 31, 1998, respectively                                     251                246
   Additional paid-in capital                                                                       88,716             86,810
   Receivable from the sale of stock                                                               (11,065)                 -
   Accumulated deficit                                                                             (86,098)           (82,840)
   Accumulated other comprehensive income:
        Net unrealized gains on investment securities available for sale, net of
        taxes                                                                                        3,441              1,325
        Cumulative foreign currency translation adjustment                                            (220)              (223)
                                                                                        ------------------  -----------------
            Total stockholders' equity                                                              18,161             17,229
                                                                                        ------------------  -----------------
            Total liabilities and stockholders' equity                                   $          50,226   $         48,293
                                                                                        ==================  =================



See accompanying notes to unaudited consolidated financial statements.

             SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,

                                                               -----------------------------------------
                                                                      1999                1998
                                                               ------------------- --------------------
                                                                     (IN THOUSANDS EXECEPT SHARE
                                                                         AND PER SHARE DATA)

Revenues:

     Software licenses                                           $           2,308    $              669
     Professional services                                                   8,145                 2,449
     Data center                                                             1,547                   310
                                                                ------------------- --------------------
           Total revenues                                                   12,000                 3,428
                                                                ------------------- --------------------
Direct costs:
     Software licenses                                                         133                    20
     Professional services                                                   5,322                 1,570
     Data center                                                             1,687                 1,823
                                                                ------------------- --------------------
           Total direct costs                                                7,142                 3,413
                                                                ------------------- --------------------
           Gross margin                                                      4,858                    15
Operating expenses:
     Selling and marketing                                                   1,079                 1,071
     Product development                                                     4,375                 3,383
     General and administrative                                              1,592                 1,204
     Depreciation and amortization                                           1,194                   637
     Amortization of goodwill and acquisition charges                          103                 2,088
                                                                ------------------- --------------------
           Total operating expenses                                          8,343                 8,383
                                                                ------------------- --------------------
           Operating loss                                                   (3,485)               (8,368)
Interest income                                                                227                   255
                                                                ------------------- --------------------
Loss from continuing operations                                             (3,258)              (8,113)
Loss from discontinued operations                                                 -                (465)
                                                                ------------------- --------------------


Net loss                                                          $         (3,258)   $          (8,578)
                                                                 ==================   ==================
Basic and diluted net loss per common share
     from continuing operations                                   $          (0.13)   $           (0.39)
Basic and diluted net loss per common share from
     discontinued operations                                                      -               (0.02)
                                                                ------------------- --------------------
Basic and diluted net loss per common share                       $          (0.13)   $           (0.41)
                                                                ===================  ===================
Weighted average number of shares of
     common stock outstanding                                            24,698,334           21,047,842
                                                                =================== ====================


See accompanying notes to unaudited consolidated financial statements.

             SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                             CONVERTIBLE PREFERRED STOCK
                                   -------------------------------------------------------------------------------
                                            SERIES A                    SERIES B                  SERIES C
                                   --------------------------  -------------------------  ------------------------
                                      SHARES       AMOUNT        SHARES       AMOUNT        SHARES      AMOUNT
                                   --------------------------  -------------------------  -------------------------

Balance December 31, 1998                  636,464   $   1,911       749,064  $   10,000            -     $     -

Net loss                                       -           -             -            -             -           -
Change in net unrealized gains
   on investment securities
   available for sale, net of taxes            -           -             -            -             -           -
Change in cumulative foreign
   currency translation
   adjustment, net of taxes                    -           -             -            -             -           -
Conversion of preferred stock
   to common stock                        (170,014)       (802)          -            -             -           -
Preferred stock issued                         -           -             -            -         215,000      12,027
Payment on receivable from
   the sale of stock                           -           -             -            -             -           -
Interest earned on receivable from
   the sale of stock                           -           -             -            -             -           -
Common stock issued upon
   exercise of stock options                   -           -             -            -             -           -
Change in deferred stock
     option compensation                       -           -             -            -             -           -
Comprehensive loss

                                     -------------------------  --------------------------  -----------------------
Balance March 31, 1999                     466,450   $   1,109       749,064  $    10,000       215,000    $ 12,027
                                     =========================  ==========================  =======================

                                           COMMON STOCK
                                     --------------------------
                                        SHARES       AMOUNT
                                     --------------------------

Balance December 31, 1998               24,527,004   $     245
Net loss                                         -           -
Change in net unrealized gains
   on investment securities
   available for sale, net of taxes              -           -
Change in cumulative foreign
   currency translation
   adjustment, net of taxes                      -           -
Conversion of preferred stock
   to common stock                         340,028           4
Preferred stock issued                           -           -
Payment on receivable from
   the sale of stock                             -           -
Interest earned on receivable from
   the sale of stock                             -           -
Common stock issued upon
   exercise of stock options               209,260           2
Change in deferred stock
     option compensation                         -           -
Comprehensive loss
                                     -------------------------
Balance March 31, 1999                  25,076,292    $    251
                                     =========================


            SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    (LOSS)
                                 (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999
                       (IN THOUSANDS EXCEPT SHARE DATA)





                                                         RECEIVABLE                             ACCUMULATED
                                       ADDITIONAL         FROM THE                                 OTHER                TOTAL
                                        PAID-IN            SALE OF         ACCUMULATED         COMPREHENSIVE        STOCKHOLDERS'
                                        CAPITAL             STOCK            DEFICIT               INCOME               EQUITY
                                      -----------        ----------          -------            -----------         -------------
Balance December 31, 1998               $    86,811        $        -         $  (82,840)              1,102        $      17,229
Net loss                                          -                 -             (3,258)                  -              (3,258)
Change in net unrealized gains
   on investment securities
   available for sale, net of taxes               -                 -                   -               2,114               2,114
Change in cumulative foreign
   currency translation
   adjustment, net of taxes                       -                 -                   -                   5                   5
Conversion of preferred stock
   to common stock                              798                 -                   -                   -                   -
Preferred stock issued                            -          (12,027)                   -                   -                   -
Payment on receivable from
   the sale of stock                              -               962                   -                   -                 962
Interest earned on receivable from
   the sale of stock                             80                 -                   -                   -                  80
Common stock issued upon
   exercise of stock options                    920                 -                   -                   -                 922
Change in deferred stock
option compensation                             107                                                         -                 107

Comprehensive loss

                                         -------------  ----------------       ---------------      --------------   ------------
Balance March 31, 1999                   $   88,716       $   (11,065)         $  (86,098)          $   3,221              18,161
                                         -------------  ----------------       ---------------       -------------   ------------





                                          COMPREHENSIVE
                                             INCOME
                                           ------------

Balance December 31, 1998                    $    (3,258)
Net loss
Change in net unrealized gains
   on investment securities                         2,114
   available for sale, net of taxes
Change in cumulative foreign
   currency translation                                 5
   adjustment, net of taxes
Conversion of preferred stock
   to common stock
Preferred stock issued
Payment on receivable from
   the sale of stock
Interest earned on receivable from
   the sale of stock
Common stock issued upon
   exercise of stock options
Change in deferred stock
  option compensation
                                          ----------------
                                             $     (1,139)
Comprehensive loss                        ----------------


Balance March 31, 1999


See accompanying notes to unaudited consolidated financial statements.

            SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                   --------------------------------------
                                                                                         1999                   1998
                                                                                   ----------------       ---------------
                                                                                               (IN THOUSANDS)


Cash flows from operating activities:
     Net loss                                                                     $          (3,258)      $        (8,578)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
           Loss from discontinued operations                                                       -                   465
           Depreciation and amortization including acquisition charges                         1,297                 2,725
           Compensation expense for stock options                                                107                   706
           Provision for doubtful accounts receivable and billing adjustments                    490                    30
           Decrease (increase) in accounts receivable                                          9,437                 (914)
           Increase in other assets                                                            (704)                 (365)
           (Decrease) increase in accounts payable                                           (2,335)                 1,181
           Increase in accrued expenses                                                           59                    19
           Increase (decrease) in deferred revenue                                             2,492                 (241)
                                                                                   -----------------      ----------------
               Net cash provided by (used in) continuing operating activities                  7,585               (4,972)
     Net cash used in discontinued operations                                                      -                  (39)
                                                                                   -----------------      ----------------
                                                                                               7,585               (5,011)
                                                                                   -----------------      ----------------
Cash flows from investing activities:
     Sales of investment securities available for sale                                             -                 1,983
     Maturities of investment securities available for sale                                        -                 2,000
     Purchases of premises, equipment and purchased technology                                 (741)                 (585)
                                                                                   -----------------      ----------------
               Net cash (used in) provided by investing activities                             (741)                 3,398
                                                                                   -----------------      ----------------
Cash flows from financing activities:
     Payment on subscription receivable                                                          962                     -
     Sale of common stock, net of expenses                                                         -                   970
     Proceeds from exercise of stock options                                                     922                    23
     Payments on capital lease obligations                                                     (514)                     -
     Interest income on receivable from sale of stock                                            80
                                                                                   -----------------      ----------------
               Net cash provided by financing activities                                       1,450                   993
                                                                                   -----------------      ----------------
Effect of exchange rate changes on cash                                                            5                   (3)
                                                                                   -----------------      ----------------
Net increase in cash                                                                           8,299                 (623)
Cash and cash equivalents at beginning of period                                              14,504                 3,137
                                                                                    ----------------       ---------------
Cash and cash equivalents at end of period                                           $        22,803        $        2,514
                                                                                    ================       ===============


See accompanying notes to unaudited consolidated financial statements.

             SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       Security First Technologies Corporation, through its wholly-owned subsidiary Security First Technologies, Inc. (collectively, "S1" or the "Company"), develops integrated internet software applications that enable financial service companies to offer products, services and transactions over the internet in a secure environment. S1 also offers product integration, training and data center processing services.

       Security First Technologies Corporation is the successor company to Security First Network Bank ("SFNB") as a result of the reorganization completed on September 30, 1998. The reorganization has been accounted for in a manner similar to a pooling of interests and, as a result, the historical financial statements of SFNB have become the historical financial statements of the Company.

       The consolidated financial statements include the accounts of Security First Technologies Corporation and its wholly owned subsidiary, Security First Technologies, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three month period ended March 31, 1999 and 1998 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

       On April 14, 1999, the board of directors approved a 2-for-1 stock split of the Company's common stock payable on May 7, 1999 to holders of record on April 26, 1999. All share and per share data have been adjusted retroactively to reflect the split.

2.     STOCK PURCHASE AND WARRANT AGREEMENTS

       On February 19,1999, S1 entered into alliances with Hewlett-Packard and Andersen Consulting. As part of these alliances, Hewlett-Packard agreed to make a $10.0 million equity investment in the Company's common stock and Andersen Consulting agreed to make a $4.0 million equity investment in the Company's common stock. In addition, Andersen Consulting received warrants to purchase up to an additional 200,000 shares of S1 common stock. The warrant will vest, if at all, in three installments of 40,000, 80,000 and 80,000 shares only if the Company enters into agreements to sell its services or license its products to specified customers as a result of its relationship with Andersen Consulting. The warrant expires in February 2001. The per share price of the common stock issuable to Andersen Consulting is $54.94 and the warrant installment is available for exercise for a period of two years after the vesting date. The Company expects to record a non-cash charge for the fair value of each warrant installment which will be measured at the reporting date in which achievement of the targets is probable. The fair value will be remeasured at each subsequent reporting date until the installment is earned. In the event such remeasurement results in increases or decreases from the initial fair value, such increases or decreases will be recognized over the period that the installment is earned.

       On February 25, 1999, the Company entered into an agreement with Royal Bank of Canada ("Royal Bank") under which Royal Bank agreed to implement the Company's entire suite of Virtual Financial Manager software. Royal Bank has agreed to pay $50.0 million to the Company over the next five years on the following schedule: the first $5.0 million, of which $4.0 million was paid upon execution of the contract, is due to be paid no later than February 2000, and the remaining amounts are to be paid equally over a four year period after Royal Bank has implemented Virtual Financial Manager. If Royal Bank terminates its minimum payment obligation, it is required to pay a termination fee equal to 40% of the unpaid amount. In connection with this agreement, the Company also issued 215,000 shares of a newly designated series of convertible preferred stock (Series C) and granted to Royal Bank a warrant exercisable for 800,000 shares of common stock at a price of $30.00 per share. The preferred stock will be convertible on a two-for-one basis into the Company's common stock if Royal Bank meets its $50.0 million commitment under the software license and development agreement. The warrant will vest in four equal installments if, as of four annual measurement dates beginning one year after the S1 products are implemented, Royal Bank has an additional one million end users using the Virtual Financial Manager software.

       The Company recorded a subscription receivable of $12.0 million, the estimated fair value of the convertible preferred stock at issuance, and will reduce such subscription receivable, including imputed interest, as the payments under the arrangement are received. Additionally, the Company expects to record a non-cash charge for the fair value of the warrants on the date when it becomes probable that the warrants will become exercisable.

3.     SUBSEQUENT EVENTS

       On April 14, 1999, the board of directors approved a 2-for-1 stock split of the Company's common stock payable on May 7, 1999 to holders of record on April 26, 1999. All share and per share data have been adjusted retroactively to reflect the split.

       On April 30, 1999, the Company entered into a seven year operating lease for a total of 71,000 square feet of data center and office space. The minimum annual payments under the lease are $609,000 in 1999, $1.2 million in 2000, $1.3 million in 2001, $1.3 million in 2002, $1.3 in 2003 and $3.8 million in years thereafter.

       On April 30, 1999, the Company received $14.0 million and issued 254,804 shares of common stock to Andersen Consulting and Hewlett Packard to complete the sale of stock described above.

       On May 17, 1999, Security First Technologies Corporation ("S1") announced transactions with Intuit Inc. ("Intuit"), Edify Corporation ("Edify") and FICS Group N.V. ("FICS").

       In the Intuit transaction, S1 and Intuit, including its affiliates, announced that the companies entered into a strategic alliance to deliver on-line personal financial software and services to financial institutions. S1 and Intuit also entered into a Stock Purchase and Option Agreement pursuant to which Intuit agreed to purchase 970,813 shares of S1 common stock for $50.0 million, and S1 granted an option for as many as 5,429,187 additional shares if the Edify and FICS transactions close by March 31, 2000.

       In the FICS transaction, S1 entered into a Share Purchase Agreement pursuant to which an S1 Belgian subsidiary will acquire FICS. S1 also entered into a Stock Purchase Agreement pursuant to which the stock and option holders of S1 will acquire up to 20,000,000 shares of S1 common stock. The FICS transaction is subject to applicable regulatory filings and notices, as well as approval by the stockholders of S1 and customary closing conditions. The acquisition of FICS by the Belgian subsidiary of S1 also is subject to the subsidiary obtaining financing for the acquisition.

       In the Edify transaction, S1 entered into an Agreement and Plan of Merger (the "Merger Agreement") by which S1 will acquire Edify in a stock-for-stock exchange (the "Merger"). S1 will issue 0.330969 shares for each share of Edify stock. The Merger is subject to applicable stockholder approvals of both S1 and Edify and applicable regulatory filings and notices, as well as customary closing conditions. Edify also granted to S1 a stock option for newly issued shares of Edify stock (the "Option Agreement").

4.     EARNINGS PER SHARE

       Basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been included in the Company's computation of diluted earnings per share if they had been dilutive at March 31, 1999 was 11,330,778.

5.     SEGMENT REPORTING

       S1 operates in three business segments, Professional Services, Data Center and Product Development. The Professional Services segment provides integration, training, consulting and product enhancement services related to S1's software products. The Product Development segment creates new products to supplement the existing product suite. The Data Center segment provides processing and support services to the customers using S1's software products in the S1 data center. S1 manages the business based on these operating segments. The information presented in the consolidated statements of operations reflects the revenues and costs associated with these segments that management uses to make operating decisions and assess performance.

       S1 evaluates the performance of its Professional Services and Data Center operating segments based on revenues and direct costs only. S1 evaluates the performance of its Product Development segment based on direct costs only. S1 does not assess the performance of its segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as the assets of S1 are primarily located in its corporate office in the United States and not allocated to any specific segment, the Company does not produce reports that measure the performance based on any asset-based metrics.

       For the three months ended March 31, 1999 three major customers accounted for approximately 44%, 17% and 12% of total revenues, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       This quarterly report contains forward-looking statements and information relating to us and our subsidiary. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

       The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes appearing elsewhere herein and the Company's Form 10-K for the year ended December 31, 1998.

GENERAL

       Security First Technologies Corporation, commonly known as S1, develops integrated, brandable internet applications that enable companies offering financial services to create their own financial portals. Prior to September 30, 1998, we were the technology subsidiary of Security First Network Bank, which was the first internet bank. On September 30, 1998, we completed a reorganization to separate our banking and technology businesses, and then sold the banking business to a subsidiary of Royal Bank of Canada. S1 developed the technology which enabled Security First Network Bank to begin offering banking services over the internet. We released version 4.0 of our product in 1998 and intend to continue our product development efforts, which include the introduction of version 5.0.

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

       Data Center. S1 receives recurring monthly fees from financial institutions who have chosen to license S1's Virtual Financial Manager and outsource the processing of their financial transactions to the S1 data center. The monthly fees are based on the number of end-users of the client institution, subject to a minimum monthly fee. In addition, S1 receives monthly fees for technical support. These revenues are generally recognized as the services are performed.

RESULTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE, PER AVERAGE CUSTOMER, END-USER AND END-USER ACCOUNTS)

                                                                                                   QUARTER ENDED
                                                                                              3/31/98            6/30/98
                                                                                            -----------        -----------
 REVENUES:
      Software licenses                                                                     $       669      $         770
      Professional services                                                                       2,449              3,185
      Data center                                                                                   310                594
                                                                                            ------------     --------------
            Total revenues                                                                        3,428              4,549
                                                                                            ------------     --------------
 DIRECT COSTS:
      Software licenses                                                                              20                 20
      Professional services                                                                       1,570              2,230
      Data center                                                                                 1,823              1,825
                                                                                            ------------     --------------
            Total direct costs                                                                    3,413              4,075
                                                                                            ------------     --------------
            Gross margin                                                                             15                474
                                                                                            ------------     --------------
 OPERATING EXPENSES:
      Selling and marketing                                                                       1,071              1,137
      Product development                                                                         3,383              3,607
      General and administrative                                                                   1,204              1,236
      Depreciation and amortization                                                                 637                652
      Amortization of goodwill and acquisition charges                                            2,088              2,083
                                                                                            ------------     --------------
            Total operating expenses                                                              8,383              8,715
                                                                                            ------------     --------------
            Operating loss                                                                       (8,368)           (8,241)
Interest income                                                                                      255               135
                                                                                            ------------     --------------
 LOSS FROM CONTINUING OPERATIONS                                                            $    (8,113)     $     (8,106)
                                                                                            ------------     --------------
 NET LOSS PER COMMON SHARE:
      Loss per common share from continuing operations before
          non-recurring charges, goodwill amortization and acquisition charges              $     (0.29)     $      (0.28)
      Loss per common share from non-recurring charges
          and goodwill amortization and acquisition charges                                       (0.10)            (0.10)
                                                                                            ------------     --------------
      Loss per common share from continuing operations                                      $     (0.39)     $      (0.38)
                                                                                            ------------     --------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                       21,048            21,526

 DATA CENTER REVENUE PER QUARTERLY AVERAGE CUSTOMERS                                        $       9.64     $       13.34
 PROFESSIONAL SERVICES REVENUE PER AVERAGE SERVICES FTE(1)                                  $         52     $          42
 CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                                           $    (4,972)     $     (3,980)
 CASH AND INVESTMENT SECURITIES                                                             $     15,352     $       8,971

 NUMBER OF END-USERS:
      Data center                                                                                 44,000            58,100
      Third party data processors                                                                  2,000             4,000
      Direct software licensees                                                                    5,800            40,000
                                                                                            ------------     --------------
          Total                                                                                   51,800           102,100
                                                                                            ------------     --------------
 NUMBER OF END-USER ACCOUNTS:
      Data center                                                                                 69,400             94,600
      Third party data processors                                                                  4,400              8,400
      Direct software licensees                                                                   26,200            160,000
                                                                                            ------------     --------------
          Total                                                                                  100,000            263,000
                                                                                            ------------     --------------
(1) Excludes revenue from pass through costs.




                                                                                                    QUARTER ENDED
                                                                                               9/30/98               12/31/98
                                                                                             -----------           ------------
 REVENUES:
      Software licenses                                                                  $         1,069          $      2,273
      Professional services                                                                        4,549                 6,035
      Data center                                                                                    927                 1,350
                                                                                         ----------------         ------------
            Total revenues                                                                         6,545                 9,658
                                                                                         ----------------         ------------
 DIRECT COSTS:
      Software licenses                                                                               20                   443
      Professional services                                                                        2,806                 3,921
      Data center                                                                                  1,937                 1,633
                                                                                         ----------------         ------------
            Total direct costs                                                                     4,763                 5,997
                                                                                         ----------------         ------------
            Gross margin                                                                           1,782                 3,661
                                                                                         ----------------         ------------
 OPERATING EXPENSES:
      Selling and marketing                                                                          955                 1,560
      Product development                                                                          3,717                 3,918
      General and adminstrative                                                                    1,370                 2,184
      Depreciation and amortization                                                                  761                 3,297
      Amortization of goodwill and acquisition charges                                               110                   103
                                                                                         ----------------         ------------
            Total operating expenses                                                               6,913                11,062
                                                                                         ----------------         ------------
            Operating loss                                                                       (5,131)               (7,401)
Interest income                                                                                       52                   141
                                                                                         ----------------         ------------
 LOSS FROM CONTINUING OPERATIONS                                                         $       (5,079)         $     (7,260)
                                                                                         ----------------         ------------
 NET LOSS PER COMMON SHARE:
      Loss per common share from continuing operations before
          non-recurring charges, goodwill amortization and acquisition charges           $       (0 .22)         $      (0.20)
      Loss per common share from non-recurring charges
          and goodwill amortization and acquisition charges                                      (0 .01)                (0.11)
                                                                                           ----------------         ------------
      Loss per common share from continuing operations                                   $       (0 .23)         $      (0.31)
                                                                                           ----------------         ------------
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                       22,351                23,194

 DATA CENTER REVENUE PER QUARTERLY AVERAGE CUSTOMERS                                     $         14.75         $       15.21
 PROFESSIONAL SERVICES REVENUE PER AVERAGE SERVICES FTE(1)                               $            54         $          50
 CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                                        $           595         $     (3,547)
 CASH AND INVESTMENT SECURITIES                                                          $        17,779         $      14,504

 NUMBER OF END-USERS:
      Data center                                                                                 77,000                93,000
      Third party data processors                                                                  7,500                16,000
      Direct software licensees                                                                   67,000               104,000
                                                                                           ----------------         ------------
          Total                                                                                  151,500               213,000
                                                                                           ----------------         ------------
 NUMBER OF END-USER ACCOUNTS:
      Data center                                                                                128,000               148,000
      Third party data processors                                                                 15,000                42,000
      Direct software licensees                                                                  244,000               352,000
                                                                                           ----------------         ------------
          Total                                                                                  387,000               542,000
                                                                                           ----------------         ------------
(1) Excludes revenue from pass through costs.



                                                                                            QUARTER ENDED
                                                                                                3/31/99
                                                                                              ----------
 REVENUES:
      Software licenses                                                                     $      2,308
      Professional services                                                                        8,145
      Data center                                                                                  1,547
                                                                                            ------------
            Total revenues                                                                        12,000
                                                                                            ------------
 DIRECT COSTS:
      Software licenses                                                                              133
      Professional services                                                                        5,322
      Data center                                                                                  1,687
                                                                                            ------------
            Total direct costs                                                                     7,142
                                                                                            ------------
            Gross margin                                                                           4,858
                                                                                            ------------
 OPERATING EXPENSES:
      Selling and marketing                                                                        1,079
      Product development                                                                          4,375
      General and adminstrative                                                                    1,592
      Depreciation and amortization                                                                1,194
      Amortization of goodwill and acquisition charges                                               103
                                                                                            ------------
            Total operating expenses                                                               8,343
                                                                                            ------------
            Operating loss                                                                       (3,485)
Interest income                                                                                      227
                                                                                            ------------
 LOSS FROM CONTINUING OPERATIONS                                                           $     (3,258)
                                                                                            ------------
 NET LOSS PER COMMON SHARE:
      Loss per common share from continuing operations before
          non-recurring charges, goodwill amortization and acquisition charges             $     (0.13)
      Loss per common share from non-recurring charges
          and goodwill amortization and acquisition charges                                           -
                                                                                            ------------
      Loss per common share from continuing operations                                     $     (0.13)
                                                                                            ------------
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                      24,698

 DATA CENTER REVENUE PER QUARTERLY AVERAGE CUSTOMERS                                       $      15.99
 PROFESSIONAL SERVICES REVENUE PER AVERAGE SERVICES FTE(1)                                 $         59
 CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                                          $      7,585
 CASH AND INVESTMENT SECURITIES                                                            $     22,803

 NUMBER OF END-USERS:
      Data center                                                                               100,200
      Third party data processors                                                                24,000
      Direct software licensees                                                                 139,000
                                                                                            ------------
          Total                                                                                 263,200
                                                                                            ------------
 NUMBER OF END-USER ACCOUNTS:
      Data center                                                                               161,000
      Third party data processors                                                                62,000
      Direct software licensees                                                                 469,000
                                                                                            ------------
          Total                                                                                 692,000
                                                                                            ------------
(1) Excludes revenue from pass through costs.

                       SUMMARY INCOME STATEMENT ANALYSIS
                      (AS A PERCENTAGE OF TOTAL REVENUES)

                                                                                         QUARTER ENDED
                                                             3/31/98        6/30/98         9/30/98       12/31/98       3/31/99
                                                           ------------  ------------    ------------   ------------   -----------
 REVENUES:
      Software licenses                                            20%            17%            16%            24%            19%
      Professional services                                        71%            70%            70%            62%            68%
      Data center                                                   9%            13%            14%            14%            13%
                                                           ------------  ------------    ------------   ------------   -----------
            Total revenues                                        100%           100%           100%           100%           100%
                                                           ------------  ------------    ------------   ------------   -----------
 DIRECT COSTS:
      Software licenses                                             1%             0%             0%             5%             1%
      Professional services                                        46%            49%            43%            41%            44%
      Data center                                                  53%            40%            30%            17%            14%
                                                           ------------  ------------    ------------   ------------   -----------
            Total direct costs                                    100%            90%            73%            62%            60%
                                                           ------------  ------------    ------------   ------------   -----------
            Gross margin                                            0%            10%            27%            38%            40%
                                                           ------------  ------------    ------------   ------------   -----------
 OPERATING EXPENSES:
      Selling and marketing                                        31%            25%            15%            16%             9%
      Product development                                          99%            79%            57%            41%            36%
      General and adminstrative                                    35%            27%            21%            23%            13%
      Depreciation and amortization                                19%            14%            12%            34%            10%
      Amortization of goodwill and acquisition charges             61%            46%             2%             1%             1%
                                                           ------------  ------------  -------------   ------------   -------------
            Total operating expenses                              245%           192%           106%           115%            70%
                                                           ------------  ------------  -------------   ------------   -------------
            Operating loss                                       -244%          -181%           -78%           -77%           -29%
                                                           ------------  ------------  -------------  ------------   -------------


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues

       S1's total revenues increased by $8.6 million to $12.0 million for the three months ended March 31, 1999 from $3.4 million in the three months ended March 31, 1998, an increase of 250%. The primary components of first quarter 1999 revenue were $2.3 million in software license fees, $8.2 million in professional service fees and $1.5 million in data center fees. As a result of the size of the companies S1 does business with, the magnitude of the implementations for companies of this size and our limited amount of capacity to perform implementations, in any given period a significant portion of our revenues may be attributed to a limited number of clients. For the three months ended March 31, 1999 three major customers accounted for approximately 44%, 17% and 12% of total revenues, respectively.

       Software Licenses. Software license fees increased by $1.6 million to $2.3 million in the three months ended March 31, 1999 from $669,000 in the three months ended March 31, 1998, an increase of 245%. Software license fees represented 19% of total revenues in the three months ended March 31, 1999 compared to 20% of total revenues in the three months ended March 31, 1998. This increase in software license fees relates primarily to the recognition of revenue from licensing agreements entered into in the fourth quarter of 1998. These license fees have been recorded as deferred revenue and are recognized as revenue over a three-year maintenance period. S1 expects to experience a slight decrease in software license revenues in the second quarter 1999 as certain licenses were completely recognized by the end of the first quarter 1999.

       Professional Services. Professional services revenues increased by $5.7 million to $8.2 million in the three months ended March 31, 1999 from $2.4 million in the three months ended March 31, 1998, an increase of 233%. Professional services revenues represented 68% of total revenues in the three months ended March 31, 1999 compared to 71% of total revenues in the three months ended March 31, 1998. This increase in professional services revenue in the first quarter 1999 was driven by projects at a number of large financial services companies and upgrades to version 4.0. Additionally, included in first quarter 1999 is approximately $2.3 million of revenue for professional services related to product enhancement projects, which include the initial development of an insurance product.

       Data Center. Data center revenues increased by $1.2 million to $1.5 million in the three months ended March 31, 1999 from $310,000 in the three months ended March 31, 1998, an increase of 399%. Data center revenues represented 13% of total revenues in the three months ended March 31, 1999 compared to 9% of total revenues in the three months ended March 31, 1998. This increase can be attributed to increased end-users using S1's internet financial applications, the initiation of minimum fees based on capacity requirements and increased support fees. The average quarterly revenue per billable end-user increased to $15.99 in the first quarter 1999 from $9.64 in the first quarter 1998. Management anticipates that the average quarterly revenue per billable end-user will decrease as financial services entities increase the number of their customers using the product.

       Revenues associated with the data center are directly influenced by the number of financial services entities that are using Virtual Financial Manager products through the S1 data center and the number of end-users of these financial services entities. During the month of March 1999, the data center processed in excess of 161,000 internet accounts, representing approximately 100,000 end-users. This represents an increase of 133% in the number of accounts processed from approximately 69,000 and an increase of 127% in the number of end-users from approximately 44,000 for the month of March 1998. At March 31, 1999, there were 12 financial services organizations implemented in the S1 data center.

Direct Costs

       Direct costs increased by $3.7 million to $7.1 million in the three months ended March 31, 1999 from $3.4 million in the three months ended March 31, 1998, an increase of 109%. Direct costs represented 60% of total revenues in the year ended March 31, 1999 compared to 100% of total revenues in the year ended March 31, 1998.

       Software License Costs. Direct software license costs consist primarily of the cost of third-party software used in the Virtual Financial Manager suite. Direct costs associated with software licenses increased by $113,000 to $133,000 in the three months ended March 31, 1999 from $20,000 in the three months ended March 31, 1998, a increase of 565%. The increase in direct software license costs in the first quarter 1999 relates primarily to the cost of third-party software used in VFM Relationship Management. Direct costs associated with software licenses represented 6% of software license fees in the three months ended March 31, 1999 compared to 3% of software license fees in the three months ended March 31, 1998.

       Professional Services Costs. Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $3.7 million to $5.3 million in the three months ended March 31, 1999 from $1.6 million in the three months ended March 31, 1998, an increase of 239%. The increase is the result of an increase in personnel costs related to the professional services projects. Currently, S1 is in the process of converting all financial services entities to Virtual Financial Manager version 4.0. These conversions will require a significant portion of S1's implementation resources. Direct costs associated with professional services represented 65% of professional services revenues in the three months ended March 31, 1999 compared to 64% of professional services revenues in the three months ended March 31, 1998.

       Data Center Costs. Direct data center costs consist of personnel and computer equipment costs. Direct costs associated with data center services decreased by $136,000 to $1.7 million in the three months ended March 31, 1999 from $1.8 million in the three months ended March 31, 1998, a decrease of 7%. In an effort to contain data center costs, S1 ended its data center facilities management agreement with a third party in the fourth quarter of 1998. The decrease in direct data center costs is primarily attributable to the cost savings from both the elimination of the cost-plus arrangement and the ability to more efficiently use the existing infrastructure. Based on current costs, management anticipates that the data center will reach a break-even gross margin in the second quarter of 1999. Direct data center costs represented 109% of data center revenues in the three months ended March 31, 1999 compared to 588% of data center revenues in the three months ended March 31, 1998. On April 30, 1999, S1 entered into an operating lease for data center and office facilities. The data center operations will be transitioned to the new location during the third quarter of 1999 which is anticipated to result inan increase in data center costs in the third quarter as a result of the relocation.

Operating Expenses

       Operating expenses decreased by $40,000 to $8.3 million in the three months ended March 31, 1999 from $8.4 million in the three months ended March 31, 1998, a decrease of less than 1%.

       Selling and Marketing. Selling and marketing expenses remained consistent between the first quarter 1998 and 1999 at $1.1 million. Selling and marketing expenses were 9% of total revenues in the three months ended March 31, 1999 compared to 31% of total revenues in the three months ended March 31, 1998. The decrease in selling and marketing expenses as a percentage of sales was due to S1's ability to leverage its relatively fixed selling and marketing expenses over a larger revenue base.

       Product Development. Product development expenses increased by $992,000 to $4.4 million in the three months ended March 31, 1999 from $3.4 million in the three months ended March 31, 1998, an increase of 29%. Product development expenses were 36% of total revenues in the three months ended March 31, 1999 compared to 99% of total revenues in the three months ended March 31, 1998. The dollar increase relates primarily to an increase in personnel expenses for additional product development initiatives. During the first quarter 1999, S1's development efforts included the next version of the VFM platform, additional integration capabilities, Bill Presentment, the next version of Investments and Business Banking. The decrease as a percentage of S1's total revenues in the three months ended March 31, 1999 from the three months ended March 31, 1998 resulted from its ability to leverage product development expenses over a larger revenue base.

       General and Administrative. General and administrative expenses increased by $388,000 million to $1.6 million in the three months ended March 31, 1999 from $1.2 million in the three months ended March 31, 1998, an increase of 32%. General and administrative expenses were 13% of total revenues in the three months ended March 31, 1999 compared to 35% of total revenues in the three months ended March 31, 1998. The increase relates to the expanded personnel infrastructure to manage S1's growth. The decrease as a percentage of our total revenues in the three months ended March 31, 1999 from the three months ended March 31, 1998 resulted from its ability to leverage general and administrative expenses over a larger revenue base.

       Depreciation and Amortization. Depreciation and amortization expenses increased by $557,000 to $1.2 million in the three months ended March 31, 1999 from $637,000 in the three months ended March 31, 1998, an increase of 87%. Depreciation and amortization expenses were 10% of total revenues for the three months ended March 31, 1999 compared to 19% of total revenues in the three months ended March 31, 1998. The increase in depreciation and amortization related to purchased technology for development tools used by S1's product developers and development licenses for the integration of third party software with S1's VFM suite.

       Amortization of Goodwill. Amortization of goodwill and acquisition charges decreased $2.0 million to $103,000 in the three months ended March 31, 1999 from $2.1 million in the three months ended March 31, 1998, a decrease of 95%. Amortization of goodwill and acquisition charges were 1% of total revenues in the three months ended March 31, 1999 compared to 61% of total revenues in the three months ended March 31, 1998. Included in first quarter 1998 is amortization of intangible assets related to an acquisition in 1997 which is not included in the first quarter 1999 as these amounts were fully amortized during 1998.

LIQUIDITY AND CAPITAL RESOURCES

       Total stockholders' equity increased to $18.2 million as of March 31, 1999 from $17.2 million at December 31, 1998. The increase in stockholders' equity is attributable to the increase in the unrealized gain on investment securities available for sale, stock option exercises and compensation, offset by the first quarter net loss of $3.3 million.

       As part of the Royal Bank agreements signed in March 1998, S1 issued to Royal Bank's subsidiary four separate options to purchase up to an aggregate $10.0 million in capital stock of S1. The first option, which was exercised in December 1998 for 420,876 shares, had a per share exercise price of $5.94. The second option has a per share exercise price of $6.54 and expires at the end of June 1999. The third option has a per share exercise price of $7.19 and expires at the end of December 1999. The fourth option has a per share exercise price of $7.91 and expires at the end of June 2000. If the second, third and fourth options are exercised in full, S1 will issue an additional 1,046,760 shares of stock for $7.5 million in cash over the remaining option period.

       At March 31, 1999, S1 had $22.8 million in cash to fund future operations and $7.6 million in accounts receivable. On February 19, 1999, S1 entered into a stock purchase agreement with Hewlett Packard to purchase $10 million of the Company's common stock. In addition, on February 19, 1999 S1 entered into a stock purchase agreement with Andersen Consulting to purchase $4 million of S1's common stock. On April 30, 1999, the Company issued 254,804 shares of common stock and received $14.0 million to complete the stock sales to Hewlett-Packard and Andersen Consulting. Cash provided by operations for the first quarter 1999 was $7.6 million compared to cash used in continuing operations of $5.0 million in comparable period in 1998. Included in the first quarter 1999 cash from operations is $3 million for license fees. Management believes that S1 has adequate cash resources available to fund operations through the next twelve months.

       On February 19, 1999, S1 granted a warrant to Andersen Consulting to purchase up to 200,000 shares of S1 common stock. The warrant will vest, if at all, in three installments of 40,000, 80,000 and 80,000 shares only if S1 enters into agreements to sell its services or license its products to specified customers as a result of the relationship with Andersen Consulting. The warrant expires in February 2001. The per share price of the common stock issuable to Andersen Consulting is $54.94 and the warrant installment is available for exercise for a period of two years after the vesting date.

       The Company expects to record a non-cash charge for the fair value of each warrant installment which will be measured at the reporting date in which achievement of the targets is probable. The fair value will be remeasured at each subsequent reporting date until the installment is earned. In the event such remeasurement results in increases or decreases from the initial fair value, such increases or decreases will be recognized over the period that the installment is earned. The amount of the non-cash charges in any particular quarter associated with the grant of the warrant to Andersen Consulting could be significant as a result of future changes in the trading price of the Company's common stock at the end of each quarter and at the date each installment is earned.

       On February 25, 1999, S1 entered into an agreement with Royal Bank under which Royal Bank agreed to implement S1's entire suite of Virtual Financial Manager software. Royal Bank has agreed to pay $50.0 million over the next five years on the following schedule: the first $5.0 million, of which $4.0 million was paid upon execution of the contract, is due to be paid no later than February 2000, and the remaining amounts are to be paid equally over a four year period after Royal Bank has implemented Virtual Financial Manager. In connection with this agreement, S1 also issued 215,000 shares of a newly designated series of convertible preferred stock (Series C) and granted to Royal Bank a warrant exercisable for 800,000 shares of common stock at an exercise price of $30.00 per share. The preferred stock will be convertible on a two-for-one basis into S1's common stock if Royal Bank meets its $50.0 million commitment under the software license and development agreement. The warrant will vest in four equal installments if, as of four annual measurement dates, Royal Bank has a specified number of customers using the Virtual Financial Manager software.

       The Company recorded a subscription receivable of $12.0 million, the estimated fair value of the convertible preferred stock at issuance, and will reduce such subscription receivable, including imputed interest, as the payments under the arrangement are received. Additionally, the Company expects to record a non-cash charge for the fair value of the warrants on the date when it becomes probable that they will become exercisable.

       Basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been included in the Company's computation of diluted earnings per share if they had been dilutive at March 31, 1999 was 11,330,778.

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

       S1 developed its newest version of the Virtual Financial Manager software, version 4.0, which was released in 1998, to be year 2000 compliant. Extensive "time machine" testing has been conducted on Virtual Financial Manager and all of the underlying software products that it utilizes. As we implement this new version of Virtual Financial Manager for each of our clients, we also will conduct complete "end to end" testing. At March 31, 1999, 50% of client systems requiring upgrades to version 4.0 were completed. Management anticipates that all clients will be converted to the new version, with testing completed, by third quarter 1999. Any failure to complete the conversions in a timely manner could have a material adverse effect on S1's business. These conversions will require a significant portion of S1's implementation resources.

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

       The next phase of the Task Force's plan is a renovation phase which has been underway since early in 1998. The majority of S1's internal and vendor systems were year 2000 ready by March 31, 1999, with the remainder targeted for completion by the second quarter of 1999. All desktop systems have been tested with failing systems scheduled for replacement. Upgrades for critical financial and other infrastructure systems have been completed. As to S1's systems which are vendor supplied, S1 has either had the vendor confirm year 2000 readiness, or has made plans to replace the system.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Quantitative and qualitative disclosures about market risk were included in Item 7A of the Security First Technologies Corporation's 1998 Form 10-K. There have been no significant changes in the Company's market risk from December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            Not applicable.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a)   Not applicable.


      (b)   Not applicable.

      (c) All share and price information which follows has been adjusted for a two-for-one split of S1's common stock paid on May 7, 1999.

       On February 19, 1999, S1 issued to Anderson Consulting LLP a Warrant to purchase 200,000 shares of S1's common stock for a price per share of $54.94. The rights represented by the Warrant are contingent upon the vesting requirements set forth in section 1 of the Warrant, a copy of which is filed as
Exhibit 10.4 to this report and incorporated herein by reference.

       On February 25, 1999, S1 issued to Royal Bank of Canada a Warrant to purchase 800,000 shares of S1's common stock at a price per share of $30.00. The rights represented by the Warrant are contingent on the number of Warrant Customers, as more particularly described in section 1 of the Warrant, a copy of which is filed as Exhibit 10.5 to this report and incorporated herein by reference.

       On February 25, 1999, S1 issued to Royal Bank of Canada 215,000 shares of S1's series C redeemable convertible preferred stock for a purchase price of $0.01 per share. Each share of series C preferred stock is convertible into two shares of S1's common stock contingent upon satisfaction of the terms and conditions specified in Section 3 of the Certificate of Designation for the series C preferred stock, which is filed as Exhibit 3 to this report and incorporated herein by reference. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") (transactions by an issuer not involving any public offering).

       On April 30, 1999, S1 issued to Hewlett-Packard Company 182,004 shares of S1's common stock for an aggregate purchase price of $10.0 million pursuant to a Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett Packard, as amended on April 30, 1999, a copy of which is filed as
Exhibit 10.2 to this report. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act (transactions by an issuer not involving any public offering).

       On April 30, 1999, S1 issued to AC II Technology (ACT II) B.V. ("AC II") 72,800 shares of S1's common stock for an aggregate purchase price of $4.0 million pursuant to a Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and ACT II, as amended on April 30, 1999, a copy of which is filed as Exhibit 10.3 to this report. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act (transactions by an issuer not involving any public offering).

      (d)   Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.     OTHER INFORMATION.

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.



(a)   Exhibits.



      Exhibit
      No.         Description
      ---         -----------
      3           Certificate of Designation for Series C Redeemable
                  Convertible Preferred Stock of Security First Technologies
                  Corporation ("S1").

      4 Specimen certificate for S1's Series C Redeemable Convertible Preferred Stock.

      10.1 Registration Rights Agreement, dated as of February 25, 1999, by and among S1, Royal Bank of Canada and RBC Holdings (Delaware) Inc.

      10.2 Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on April 30, 1999.

      10.3 Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as amended on April 30, 1999.

      10.4        Warrant, dated February 19, 1999, issued to Andersen
                  Consulting LLP.

      10.5        Warrant, dated February 25, 1999, issued to Royal Bank of
                  Canada.

      27          Financial Data Schedule

(b)   Reports on Form 8-K.

       No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 14, 1999.

                                       SECURITY FIRST TECHNOLOGIES
                                       CORPORATION

                                     By: /s/ ROBERT F. STOCKWELL
                                         -----------------------
                                         Robert F. Stockwell
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
No.            Description


3 Certificate of Designation for Series C Redeemable Convertible Preferred Stock of Security First Technologies
               Corporation ("S1").

4              Specimen certificate for S1's Series C Redeemable Convertible
               Preferred Stock.

10.1 Registration Rights Agreement, dated as of February 25, 1999, by and among S1, Royal Bank of Canada and RBC Holdings (Delaware) Inc.

10.2 Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on April 30, 1999.

10.3 Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as amended on April 30, 1999.

10.4           Warrant, dated February 19, 1999, issued to Andersen
               Consulting LLP.

10.5           Warrant, dated February 25, 1999, issued to Royal Bank of
               Canada.

27             Financial Data Schedule