Form 10-Q
period 1999-06-30
SECURITY FIRST TECHNOLOGIES CORP
filed 1999-08-16
CIK 1063254

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

    Shares of common stock outstanding as of August 13, 1999: 27,598,814

================================================================================

            SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                JUNE 30,            DECEMBER 31,
                                                                                                  1999                  1998
                                                                                           ------------------    ------------------
                                                                                                   (IN THOUSANDS EXCEPT SHARE
                                                                                                        AND PER SHARE DATA)
                                     ASSETS
  Current assets:
    Cash and cash equivalents                                                                  $   70,862             $   14,504
    Investment securities available for sale (cost of $1,799 at
        June 30, 1999 and December 31, 1998)                                                        9,071                  3,936
    Accounts receivable, net of allowance for doubtful accounts and billing
        adjustments of $606 at June 30, 1999 and $415 at December 31, 1998                         17,028                 17,520
    Other current assets                                                                            4,091                  1,310
                                                                                           ------------------    ------------------
              Total current assets                                                                101,052                 37,270
    Premises and equipment, net                                                                     7,093                  5,355
    Intangible assets, net                                                                          2,546                  2,914
    Notes receivable                                                                                7,500                  1,500
    Other assets                                                                                    1,564                  1,254
                                                                                           ------------------    ------------------
              Total assets                                                                     $  119,755             $   48,293
                                                                                           ==================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                           $    3,127             $    3,232
    Accrued expenses                                                                                7,324                  4,386
    Deferred revenues                                                                              14,423                 10,378
    Current portion of capital lease obiligation                                                      466                    875
                                                                                           ------------------    ------------------
              Total current liabilities                                                            25,340                 18,871
    Deferred revenues                                                                               9,609                 12,034
    Capital lease obligation, excluding current portion                                                54                    159
                                                                                           ------------------    ------------------
              Total liabilities                                                                    35,003                 31,064
                                                                                           ------------------    ------------------

  Stockholders' equity:
        Preferred stock, $0.01 par value. Authorized 25,000,000 shares.                            23,136                 11,911
        Common stock, $0.01 par value.  Authorized 350,000,000
          shares.  Issued and outstanding 27,557,074 and 24,527,004
          shares at June 30, 1999 and December 31, 1998, respectively                                 276                    245
        Additional paid-in capital                                                                156,582                 86,811
        Receivable from the sale of stock                                                         (11,279)                   -
        Accumulated deficit                                                                       (88,260)               (82,840)
        Accumulated other comprehensive income:
          Net unrealized gains on investment securities available for sale, net of taxes            4,508                  1,325
          Cumulative foreign currency translation adjustment                                         (211)                  (223)
                                                                                           ------------------    ------------------
              Total stockholders' equity                                                           84,752                 17,229
                                                                                           ------------------    ------------------
              Total liabilities and stockholders' equity                                       $  119,755             $   48,293
                                                                                           ==================    ==================

See accompanying notes to unaudited consolidated financial statements.

            SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                           JUNE 30,
                                                                -----------------------------      -------------------------------
                                                                      1999            1998             1999               1998
                                                                -----------------------------      -------------------------------
                                                                          (IN THOUSANDS EXECEPT SHARE AND PER SHARE DATA)

 Revenues:
      Software licenses                                         $     2,330      $       770        $     4,638       $     1,439
      Professional services                                          11,301            3,185             19,446             5,634
      Data center                                                     2,044              594              3,591               904
                                                                ------------     ------------      -------------     -------------
            Total revenues                                           15,675            4,549             27,675             7,977
                                                                ------------     ------------      -------------     -------------

 Direct costs:
      Software licenses                                                  99               20                232                40
      Professional services                                           6,796            2,230             12,118             3,800
      Data center                                                     2,029            1,825              3,716             3,648
                                                                ------------     ------------      -------------     -------------
            Total direct costs                                        8,924            4,075             16,066             7,488
                                                                ------------     ------------      -------------     -------------
            Gross margin                                              6,751              474             11,609               489

 Operating expenses:
      Selling and marketing                                           1,174            1,137              2,253             2,208
      Product development                                             4,514            3,607              8,889             6,990
      General and administrative                                      2,132            1,236              3,724             2,440
      Depreciation and amortization                                   1,267              652              2,461             1,289
      Amortization of goodwill and acquisition charges                  353            2,083                456             4,171
                                                                ------------     ------------      -------------     -------------
            Total operating expenses                                  9,440            8,715             17,783            17,098
                                                                ------------     ------------      -------------     -------------
            Operating loss                                           (2,689)          (8,241)            (6,174)          (16,609)
 Interest income                                                        527              135                754               390
                                                                ------------     ------------      -------------     -------------
 Loss from continuing operations                                     (2,162)          (8,106)            (5,420)          (16,219)
 Loss from discontinued operations                                    -                 (862)             -                (1,327)
                                                                ------------     ------------      -------------     -------------
 Net loss                                                       $    (2,162)     $    (8,968)       $    (5,420)      $   (17,546)
                                                                ============     ============      =============     =============

 Basic and diluted net loss per common share
      from continuing operations                                $     (0.08)     $     (0.38)       $     (0.21)      $     (0.76)
 Basic and diluted net loss per common share from
      discontinued operations                                         -                (0.04)              -                (0.06)
                                                                ------------     ------------      -------------     -------------
 Basic and diluted net loss per common share                    $     (0.08)     $     (0.42)       $     (0.21)      $     (0.82)
                                                                ============     ============      =============     =============
 Weighted average number of shares of
      common stock outstanding                                   26,051,942       21,526,298         25,378,877        21,288,392
                                                                ============     ============      =============     =============

See accompanying notes to unaudited consolidated financial statements.

            SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                  CONVERTIBLE PREFERRED STOCK
                                      -----------------------------------------------------------------------
                                            SERIES A                 SERIES B                SERIES C              COMMON STOCK
                                      ---------------------- ------------------------- ---------------------- ---------------------
                                       SHARES       AMOUNT      SHARES       AMOUNT     SHARES       AMOUNT     SHARES      AMOUNT
                                      ---------------------- ------------------------- ---------------------- ---------------------

Balance December 31, 1998              636,464    $  1,911      749,064    $  10,000        -      $    -      24,527,004    $  245
Net loss                                   -           -            -            -          -           -             -         -
Change in net unrealized gains
   on investment securities
   available for sale, net of taxes        -           -            -            -          -           -             -         -
Change in cumulative foreign
   currency translation
   adjustment, net of taxes                -           -            -            -          -           -             -         -
Conversion of preferred stock
   to common stock                    (170,014)       (802)         -            -          -           -         340,028         4
Preferred stock issued                     -           -            -            -      215,000      12,027           -         -
Sale of common stock, net of expenses      -           -            -            -          -           -       1,225,617        12
Payment on receivable from
   the sale of stock                       -           -            -            -          -           -             -         -
Interest earned on receivable from
   the sale of stock                       -           -            -            -          -           -             -         -
Common stock issued upon
   exercise of stock options               -           -            -            -          -           -       1,464,425        15
Deferred stock option
     compensation expense                  -           -            -            -          -           -             -         -
Comprehensive loss
                                      ---------------------- ------------------------- ---------------------- ---------------------
Balance June 30, 1999                  466,450    $  1,109      749,064    $  10,000    215,000    $ 12,027    27,557,074    $  276
                                      ---------------------- ------------------------- ---------------------- ---------------------


            SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                   (CONTINUED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                            RECEIVABLE                   ACCUMULATED
                                             ADDITIONAL      FROM THE                       OTHER          TOTAL
                                              PAID-IN        SALE OF       ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                                              CAPITAL         STOCK          DEFICIT        INCOME        EQUITY     INCOME (LOSS)
                                          --------------- ------------- --------------- -------------- ------------- ------------
Balance December 31, 1998                  $   86,811        $     -       $ (82,840)       $ 1,102       $ 17,229
Net loss                                          -                -          (5,420)           -           (5,420)    $ (5,420)
Change in net unrealized gains
   on investment securities
   available for sale, net of taxes               -                -             -            3,183          3,183        3,183
Change in cumulative foreign
   currency translation
   adjustment, net of taxes                       -                -             -               12             12           12
Conversion of preferred stock
   to common stock                                798              -             -              -              -
Preferred stock issued                            -            (12,027)          -              -              -
Sale of common stock, net of expenses          63,947              -             -              -           63,959
Payment on receivable from
   the sale of stock                              -                962           -              -              962
Interest earned on receivable from
   the sale of stock                              294             (214)          -              -               80
Common stock issued upon
   exercise of stock options                    4,518              -             -              -            4,533
Deferred stock option
     compensation expense                         214                                           -              214
                                                                                                                     ------------
Comprehensive loss                                                                                                     $ (2,225)
                                          --------------- ------------- --------------- -------------- ------------- ------------
Balance June 30, 1999                       $ 156,582        $ (11,279)    $ (88,260)       $ 4,297       $ 84,752
                                          --------------- ------------- --------------- -------------- -------------

See accompanying notes to unaudited consolidated financial statements.

            SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                       ------------------------------------
                                                                                             1999                  1998
                                                                                       -----------------    ---------------
                                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
      Net loss                                                                          $    (5,420)          $   (17,546)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
            Loss from discontinued operations                                                   -                   1,327
            Depreciation and amortization including acquisition charges                       2,665                 5,460
            Compensation expense for stock options                                              214                 1,354
            Provision for doubtful accounts receivable and billing adjustments                  320                   190
            Decrease (increase) in accounts receivable                                          172                  (459)
            Increase in other assets                                                         (3,091)                 (336)
            (Decrease) increase in accounts payable                                            (105)                1,617
            Increase in accrued expenses                                                        986                   390
            Increase (decrease) in deferred revenue                                           1,700                  (949)
                                                                                       -----------------    ---------------
                Net cash used in continuing operating activities                             (2,559)               (8,952)
      Net cash provided by discontinued operations                                              -                     423
                                                                                       -----------------    ---------------
                                                                                             (2,559)               (8,529)
                                                                                       -----------------    ---------------
Cash flows from investing activities:
      Sales of investment securities available for sale                                         -                   1,983
      Maturities of investment securities available for sale                                    -                   8,000
      Purchases of premises, equipment and purchased technology                              (4,035)               (2,708)
      Advanced under note receivable                                                         (6,000)                  -
                                                                                       -----------------    ---------------
                Net cash (used in) provided by investing activities                         (10,035)                7,275
                                                                                       -----------------    ---------------
Cash flows from financing activities:
      Payment on receivable from the sale of stock                                              962                   -
      Sale of common stock, net of expenses                                                  63,959                   970
      Proceeds from exercise of stock options                                                 4,533                   123
      Payments on capital lease obligations                                                    (514)                  -
                                                                                       -----------------    ---------------
                Net cash provided by financing activities                                    68,940                 1,093
                                                                                       -----------------    ---------------
Effect of exchange rate changes on cash                                                          12                   (65)
                                                                                       -----------------    ---------------
Net increase (decrease) in cash                                                              56,358                  (226)
Cash and cash equivalents at beginning of period                                             14,504                 3,137
                                                                                       -----------------    ---------------
Cash and cash equivalents at end of period                                              $    70,862           $     2,911
                                                                                       =================    ===============


See accompanying notes to unaudited consolidated financial statements.

            SECURITY FIRST TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

     Security First Technologies Corporation, through its wholly-owned subsidiary Security First Technologies, Inc. (collectively, "S1" or the "Company"), develops integrated internet software applications that enable financial services companies to offer products, services and transactions over the internet in a secure environment. S1 also offers product integration, training and data center processing services.

     Security First Technologies Corporation is the successor company to Security First Network Bank ("SFNB") as a result of the reorganization completed on September 30, 1998. The reorganization has been accounted for in a manner similar to a pooling of interests and, as a result, the historical financial statements of SFNB have become the historical financial statements of the Company.

     The consolidated financial statements include the accounts of Security First Technologies Corporation and its wholly owned subsidiaries, Security First Technologies, Inc., S1 Europe Holdings, N.V. and S1 Holdings, LLC. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and six month periods ended June 30, 1999 and 1998 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial statements. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

2.    STOCK PURCHASE AND WARRANT AGREEMENTS

     On February 19, 1999, S1 entered into alliances with Hewlett-Packard and Andersen Consulting. As part of these alliances, Hewlett-Packard agreed to make a $10.0 million equity investment in the Company's common stock and Andersen Consulting agreed to make a $4.0 million equity investment in the Company's common stock. The stock sales closed as of April 30, 1999, with the Company issuing 254,804 shares of common stock. In addition, Andersen Consulting received warrants to purchase up to an additional 200,000 shares of S1 common stock. The warrant will vest, if at all, in three installments of 40,000, 80,000 and 80,000 shares only if the Company meets certain targets by entering into agreements to sell its services or license its products to specified customers as a result of its relationship with Andersen Consulting. The warrant expires in February 2001. The per share exercise price of the warrant is $54.94. Each vested warrant installment may be exercised for two years after the vesting date. The Company expects to record a non-cash charge for the fair value of each warrant installment earned. This charge will be measured at the reporting date in which achievement of the targets to earn a warrant installment is probable. The fair value will be remeasured at each subsequent reporting date until the installment is earned. In the event such remeasurement results in increases or decreases from the initial fair value, such increases or decreases will be recognized over the period that the installment is earned. As of June 30, 1999, the Company has not recorded any charge under the terms of the warrant.

     On February 25, 1999, the Company entered into an agreement with Royal Bank of Canada ("Royal Bank") under which Royal Bank agreed to implement the Company's entire suite of Virtual Financial Manager software. Royal Bank has agreed to pay $50.0 million to the Company over the next five years on the following schedule: the first $5.0 million, of which $4.0 million was paid upon execution of the contract, is due to be paid no later than February 2000, and the remaining amounts are to be paid equally over a four year period after Royal Bank has implemented Virtual Financial Manager. If Royal Bank terminates its minimum payment obligation, it is required to pay a termination fee equal to 40% of the unpaid amount. In connection with this agreement, the Company also issued 215,000 shares of a newly designated series of convertible preferred stock (Series C) and granted to Royal Bank a warrant exercisable for 800,000 shares of common stock at a price of $30.00 per share. The preferred stock will be convertible on a two-for-one basis into the Company's common stock if Royal Bank meets its $50.0 million commitment under the software license and development agreement. The warrant will vest in four equal installments if, as of four annual measurement dates, beginning one year after the S1 products are implemented, Royal Bank has an additional one million end-users using the Virtual Financial Manager software.

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

     On May 17, 1999, the Company entered into an agreement with Intuit, Inc. to deliver online personal financial software and services to financial institutions. S1 and Intuit also entered into a Stock Purchase and Option Agreement pursuant to which Intuit agreed to purchase 970,813 shares of S1 common stock for $50.0 million, and S1 granted Intuit an option to purchase additional shares of S1 common stock if S1 closes its previously announced transactions with Edify Corporation ("Edify") by March 31, 2000. The option will vest and become exercisable for 3,629,187 shares of S1 common stock only if the Company completes its planned acquisition of Edify. If the Edify acquisition closes, the Intuit option may vest and become exercisable for an additional 1,800,000 shares of S1 common stock if the Company completes its planned acquisition of FICS Group, N.V.("FICS"). The option provides for a per share purchase price of $51.50. Upon issuing the option, S1 will record purchased technology for the fair market value of the options.

3.   PENDING BUSINESS COMBINATIONS

     On May 17, 1999, Security First Technologies Corporation ("S1") announced transactions with Edify Corporation ("Edify") and FICS Group N.V. ("FICS").

     In the FICS transaction, S1 entered into a Share Purchase Agreement pursuant to which S1 Europe Holdings, N.V., a newly-organized Belgium subsidiary of S1, will acquire for cash, all of the outstanding capital stock of FICS. S1 also entered into a Stock Purchase Agreement pursuant to which S1 agreed, subject to approval of its stockholders to issue to the stock and option holders of FICS up to 20 million shares of S1 common stock. The FICS transaction is subject to applicable regulatory filings and notices and customary closing conditions. The acquisition of all of the outstanding capital stock of FICS also is subject to the S1 Belgium subsidiary obtaining short term financing for the acquisition. In addition, S1 entered into a Loan Agreement with FICS pursuant to which S1 agreed to extend a loan to FICS for up to $10.0 million. Interest on amounts drawn on the loan accrues at LIBOR + 1/2%. The loan is payable on the earlier of October 6, 1999 or the date of closing of an initial public offering of the common stock of FICS. As of June 30, 1999, there was $6.0 million outstanding under the loan.

     In the Edify transaction, S1 and a newly-formed subsidiary of S1 entered into an Agreement and Plan of Merger (the "Merger Agreement") by which S1 will acquire Edify through the merger of Edify with and into the S1 subsidiary (the "Merger"). In the Merger, S1 will issue 0.330969 shares of S1 common stock for each share of and outstanding option for Edify stock. The Merger is subject to applicable stockholder approvals of both S1 and Edify and applicable regulatory filings and notices, as well as customary closing conditions. Edify also granted to S1 a stock option for newly issued shares of Edify stock (the "Option Agreement") exercisable if the Merger is not consummated.

4.   STOCK SPLIT

     On April 14, 1999, the board of directors approved a 2-for-1 stock split of the Company's common stock paid on May 7, 1999 to holders of record on April 26, 1999. All share and per share data have been adjusted retroactively to reflect the split.

5.   COMMITMENTS

     On April 30, 1999, the Company entered into a seven year operating lease for a total of 71,000 square feet of data center and office space. The minimum annual payments under the lease are $609,000 in 1999, $1.2 million in 2000, $1.3 million in 2001, $1.3 million in 2002, $1.3 in 2003 and $3.8 million in years thereafter.

6.   EARNINGS PER SHARE

     Basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended June 30, 1999 and 1998 was 36,965,151 and 29,536,501, respectively. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the six month period ended June 30, 1999 and 1998 was 36,292,086 and 29,234,084, respectively.

7.   SEGMENT REPORTING

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

     For the three months ended June 30, 1999 three major customers accounted for approximately 46%, 17% and 13% of total revenues, respectively. For the three months ended June 30, 1998, one customer accounted for approximately 26% of total revenue. For the six months ended June 30, 1999 three major customers accounted for approximately 45%, 15% and 14% of total revenues, respectively. For the six months ended June 30, 1998, one customer accounted for approximately 14% of total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report contains forward-looking statements and information relating to us and our subsidiaries. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

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

     Data Center. S1 receives recurring monthly fees from financial institutions who have chosen to license S1's Virtual Financial Manager and outsource the processing of their financial transactions to the S1 data center. The monthly fees are based on the number of end-users of the client institution, subject to a minimum monthly fee. In addition, S1 receives monthly fees for technical support. These revenues are recognized as the services are performed.

RESULTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE, PER AVERAGE CUSTOMER, END-USER AND END-USER ACCOUNTS)


                                                                                     QUARTER ENDED
                                                             6/30/98       9/30/98       12/31/98         3/31/99       6/30/99
                                                          -----------    -----------    -----------     -----------    -----------
 REVENUES:
     Software licenses                                    $       770    $     1,069    $     2,273     $     2,308    $     2,330
     Professional services                                      3,185          4,549          6,035           8,145         11,301
     Data center                                                  594            927          1,350           1,547          2,044
                                                          -----------    -----------    -----------     -----------    -----------
           Total revenues                                       4,549          6,545          9,658          12,000         15,675
                                                          -----------    -----------    -----------     -----------    -----------
 DIRECT COSTS:
     Software licenses                                             20             20            443             133             99
     Professional services                                      2,230          2,806          3,921           5,322          6,796
     Data center                                                1,825          1,937          1,633           1,687          2,029
                                                          -----------    -----------    -----------     -----------    -----------
           Total direct costs                                   4,075          4,763          5,997           7,142          8,924
                                                          -----------    -----------    -----------     -----------    -----------
           Gross margin                                           474          1,782          3,661           4,858          6,751
                                                          -----------    -----------    -----------     -----------    -----------
 OPERATING EXPENSES:
     Selling and marketing                                      1,137            955          1,560           1,079          1,174
     Product development                                        3,607          3,717          3,918           4,375          4,515
     General and adminstrative                                  1,236          1,370          2,184           1,592          2,132
     Depreciation and amortization                                652            761          3,297           1,194          1,267
     Amortization of goodwill and acquisition charges           2,083            110            103             103            353
                                                          -----------    -----------    -----------     -----------    -----------
           Total operating expenses                             8,715          6,913         11,062           8,343          9,440
                                                          -----------    -----------    -----------     -----------    -----------
Operating loss                                                 (8,241)        (5,131)        (7,401)         (3,485)        (2,689)
Interest income                                                   135             52            141             227            527
                                                          -----------    -----------    -----------     -----------    -----------
Loss from continuing operations                                (8,106)        (5,079)        (7,260)         (3,258)        (2,162)
Loss from discontinued operations                                (862)          (750)          (170)              -              -
                                                          -----------    -----------    -----------     -----------    -----------
Net loss                                                  $    (8,968)   $    (5,829)   $    (7,430)    $    (3,258)   $    (2,162)
                                                          -----------    -----------    -----------     -----------    -----------
 Loss before interest, taxes,
     depreciation and amortization                        $    (5,506)   $    (4,260)   $    (4,001)    $    (2,188)   $    (1,319)

NET LOSS PER COMMON SHARE:
      Loss per common share from continuing
         operations before one time charges,
         amortization of goodwill and acquistion charges  $     (0.28)   $     (0.22)   $     (0.20)    $     (0.13)   $     (0.07)
      Loss per common share from one time charges
         and amortization of goodwill and acquisition
         charges                                                (0.10)         (0.01)         (0.11)              -          (0.01)
                                                          -----------    -----------    -----------     -----------    -----------
      Loss per common share from continuing operations          (0.38)         (0.23)         (0.31)          (0.13)         (0.08)
      Loss per common share from discontinued operations        (0.04)         (0.03)         (0.01)              -              -
                                                          -----------    -----------    -----------     -----------    -----------
      Net loss per common share                           $     (0.42)   $     (0.26)   $     (0.32)    $     (0.13)   $     (0.08)
                                                          -----------    -----------    -----------     -----------    -----------

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                21,526,298     22,351,474     23,193,948      24,698,334     26,051,942

  DATA CENTER REVENUE PER QUARTERLY AVERAGE CUSTOMERS     $     13.34    $     14.75    $     15.21     $     15.99    $     18.34
  PROFESSIONAL SERVICES REVENUE PER AVERAGE PROFESSIONAL
     SERVICES FTE(2)                                      $    42,000    $    54,000    $    50,000     $    59,000    $    64,000
  CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS        $    (3,980)   $       595    $    (3,547)    $     7,665    $   (10,224)
  CASH                                                    $     8,971    $    17,779    $    14,504     $    22,803    $    70,862

 NUMBER OF END-USERS:
     Data center                                               58,100         77,000         93,000         100,200        114,500
     Third party data processors                                4,000          7,500         16,000          24,000         38,000
     Direct software licensees(1)                              40,000         67,000        104,000         139,000        162,000
                                                          -----------    -----------    -----------     -----------    -----------
  Total                                                       102,100        151,500        213,000         263,200        314,500
                                                          -----------    -----------    -----------     -----------    -----------
  NUMBER OF END-USER ACCOUNTS:
     Data center                                               94,600        128,000        148,000         161,000        181,000
     Third party data processors                                8,400         15,000         42,000          62,000        104,000
     Direct software licensees(1)                             160,000        244,000        352,000         469,000        547,000
                                                          -----------    -----------    -----------     -----------    -----------
  Total                                                       263,000        387,000        542,000         692,000        832,000
                                                          -----------    -----------    -----------     -----------    -----------

 (1) Information is based on discussions with officials of direct licensees.
 (2)Excludes revenue from pass through costs.

                                          SUMMARY INCOME STATEMENT ANALYSIS
                                         (AS A PERCENTAGE OF TOTAL REVENUES)

                                                                           QUARTER ENDED
                                                          6/30/98     9/30/98   12/31/98   3/31/99     6/30/99
                                                          -------     -------   --------   -------     -------
REVENUES:
     Software licenses                                       17%        16%        24%        19%        15%
     Professional services                                   70%        70%        62%        68%        72%
     Data center                                             13%        14%        14%        13%        13%
                                                          -------     -------   --------   -------     -------
          Total revenues                                    100%       100%       100%       100%       100%
                                                          -------     -------   --------   -------     -------
DIRECT COSTS:
     Software licenses                                        0%         0%         5%         1%         1%
     Professional services                                   49%        43%        41%        44%        43%
     Data center                                             40%        30%        17%        14%        13%
                                                          -------     -------   --------   -------     -------
          Total direct costs                                 90%        73%        62%        60%        57%
                                                          -------     -------   --------   -------     -------
          Gross margin                                       10%        27%        38%        40%        43%
OPERATING EXPENSES:
     Selling and marketing                                   25%        15%        16%         9%         7%
     Product development                                     79%        57%        41%        36%        29%
     General and adminstrative                               27%        21%        23%        13%        14%
     Depreciation and amortization                           14%        12%        34%        10%         8%
     Amortization of goodwill and acquisition charges        46%         2%         1%         1%         2%
                                                          -------     -------   --------   -------     -------
          Total operating expenses                          192%       106%       115%        70%        60%
                                                          -------     -------   --------   -------     -------
Operating loss                                             -181%       -78%       -77%       -29%       -17%
                                                          -------     -------   --------   -------     -------


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Revenues

     S1's total revenues increased by $11.1 million to $15.7 million for the three months ended June 30, 1999 from $4.5 million in the three months ended June 30, 1998, an increase of 245%. The primary components of second quarter 1999 revenue were $2.3 million in software license fees, $11.3 million in professional service fees and $2.1 million in data center fees. S1's total revenues increased by $19.7 million to $27.7 million for the six months ended June 30, 1999 from $8.0 million in the six months ended June 30, 1998, an increase of 247%. As a result of the size of the companies S1 does business with, the magnitude of the implementations for companies of this size and our limited amount of capacity to perform implementations, in any given period a significant portion of our revenues may be attributed to a limited number of clients. For the three months ended June 30, 1999 three major customers accounted for approximately 46%, 17% and 13% of total revenues, respectively. For the six months ended June 30, 1999 three major customers accounted for approximately 45%, 15% and 14% of total revenues, respectively.

     Software Licenses. Software license fees increased by $1.6 million to $2.3 million in the three months ended June 30, 1999 from $770,000 in the three months ended June 30, 1998, an increase of 203%. Software license fees represented 15% of total revenues in the three months ended June 30, 1999 compared to 17% of total revenues in the three months ended June 30, 1998. Software license fees increased by $3.2 million to $4.6 million in the six months ended June 30, 1999 from $1.4 million in the six months ended June 30, 1998, an increase of 222%. Software license fees represented 17% of total revenues in the six months ended June 30, 1999 compared to 18% of total revenues in the six months ended June 30, 1998. This increase in software license fees relates primarily to the recognition of revenue from licensing agreements entered into in the fourth quarter of 1998. These license fees have been recorded as deferred revenue and are recognized as revenue over a three-year maintenance period

     Professional Services. Professional services revenues increased by $8.1 million to $11.3 million in the three months ended June 30, 1999 from $3.2 million in the three months ended June 30, 1998, an increase of 255%. Professional services revenues represented 72% of total revenues in the three months ended June 30, 1999 compared to 70% of total revenues in the three months ended June 30, 1998. Professional services revenues increased by $13.8 million to $19.4 million in the six months ended June 30, 1999 from $5.6 million in the six months ended June 30, 1998, an increase of 245%. Professional services revenues represented 70% of total revenues in the six months ended June 30, 1999 compared to 71% of total revenues in the six months ended June 30, 1998. This increase in professional services revenue was driven by projects at a number of large financial services companies and upgrades to version 4.0. Additionally, there is approximately $3.2 million and $5.5 million for the three and six months ended June 30, 1999, respectively, for professional services related to product enhancement projects, which include the initial development of an insurance product.

     Data Center. Data center revenues increased by $1.5 million to $2.1 million in the three months ended June 30, 1999 from $594,000 in the three months ended June 30, 1998, an increase of 244%. Data center revenues represented 13% of total revenues in the three months ended June 30, 1999 compared to 13% of total revenues in the three months ended June 30, 1998. Data center revenues increased by $2.7 million to $3.6 million in the six months ended June 30, 1999 from $904,000 in the six months ended June 30, 1998, an increase of 297%. Data center revenues represented 13% of total revenues in the six months ended June 30, 1999 compared to 11% of total revenues in the six months ended June 30, 1998. This increase can be attributed to increased end-users using S1's internet financial applications, the initiation of minimum fees based on capacity requirements and increased technical support fees. The average quarterly revenue per billable end-user increased to $18.34 in the second quarter 1999 from $13.34 in the second quarter 1998. Management anticipates that the average quarterly revenue per billable end-user will decrease as financial services entities increase the number of their customers using the product.

     Revenues associated with the data center are directly influenced by the number of financial services entities that are using Virtual Financial Manager products through the S1 data center and the number of end-users of these financial services entities. During the month of June 1999, the data center processed in excess of 181,000 internet accounts, representing approximately 115,000 end-users. This represents an increase of 91% in the number of accounts processed from approximately 95,000 and an increase of 97% in the number of end-users from approximately 58,000 for the month of June 1998. At June 30, 1999, there were 9 financial services organizations implemented in the S1 data center.

Direct Costs

     Direct costs increased by $4.8 million to $8.9 million in the three months ended June 30, 1999 from $4.1 million in the three months ended June 30, 1998, an increase of 119%. Direct costs represented 57% of total revenues in the quarter ended June 30, 1999 compared to 90% of total revenues in the quarter ended June 30, 1998. Direct costs increased by $8.6 million to $16.1 million in the six months ended June 30, 1999 from $7.5 million in the six months ended June 30, 1998, an increase of 115%. Direct costs represented 58% of total revenues for the six months ended June 30, 1999 compared to 94% of total revenues for the six months ended June 30, 1998.

     Software License Costs. Direct software license costs consist primarily of the cost of third-party software used in the Virtual Financial Manager suite. Direct costs associated with software licenses increased by $79,000 to $99,000 in the three months ended June 30, 1999 from $20,000 in the three months ended June 30, 1998, a increase of 395%. Direct costs associated with software licenses increased by $192,000 to $232,000 in the six months ended June 30, 1999 from $40,000 in the six months ended June 30, 1998, a increase of 480%. The increase in direct software license costs in 1999 relates primarily to the cost of third-party software used in VFM Relationship Management. Direct costs associated with software licenses represented 4% of software license fees in the three months ended June 30, 1999 and 5% of software license fees in the six months ended June 30, 1999 compared to 3% of software license fees in the three and six months ended June 30, 1998.

     Professional Services Costs. Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $4.6 million to $6.8 million in the three months ended June 30, 1999 from $2.2 million in the three months ended June 30, 1998, an increase of 205%. Direct costs associated with professional services increased by $8.3 million to $12.1 million in the six months ended June 30, 1999 from $3.8 million in the six months ended June 30, 1998, an increase of 219%. The increase is the result of an increase in personnel costs related to the professional services projects. During the second quarter, S1 completed all of the conversions required by customers to Virtual Financial Manager version
4.0. Direct costs associated with professional services represented 60% and 62% of professional services revenues in the three and six months ended June 30, 1999, respectively compared to 70% and 67% of professional services revenues in the three and six months ended June 30, 1998, respectively. The improvement in direct costs as a percentage of professional services revenue relates to increased utilization of the professional services staff during the second quarter 1999.

    Data Center Costs. Direct data center costs consist of personnel and computer equipment costs. Direct costs associated with data center services increased by $204,000 to $2.0 million in the three months ended June 30, 1999 from $1.8 million in the three months ended June 30, 1998, an increase of 11%. The increase in direct costs relates to increased resources necessary to transition several large financial institutions to the data center and costs incurred related to the transition of the data center operations to a new facility. Direct costs associated with data center services increased by $68,000 to $3.7 million in the six months ended June 30, 1999 from $3.6 million in the six months ended June 30, 1998, an increase of 2%. During the second quarter 1999, the data center reached a break-even gross margin. Direct data center costs represented 99% and 103% of data center revenues in the three and six months ended June 30, 1999, respectively compared to 207% and 404% of data center revenues in the three and six months ended June 30, 1998, respectively. On April 30, 1999, S1 entered into a new operating lease for data center and office facilities. Refer to note 5 of the accompanying unaudited financial statements.

Operating Expenses

    Operating expenses increased by $725,000 to $9.4 million in the three months ended June 30, 1999 from $8.7 million in the three months ended June 30, 1998. Operating expenses increased by $685,000 to $17.8 million in the six months ended June 30, 1999 from $17.1 million in the six months ended June 30, 1998.

    Selling and Marketing. Selling and marketing expenses remained consistent between the second quarter 1998 and 1999 at approximately $1.1 million. Selling and marketing expenses increased by $45,000 to $2.3 million for the six months ended June 30, 1999 from $2.2 million in the six months ended June 30, 1998. Selling and marketing expenses were 7% and 8% of total revenues in the three and six months ended June 30, 1999, respectively compared to 25% and 28% of total revenues in the three and six months ended June 30, 1998, respectively. The decrease in selling and marketing expenses as a percentage of revenues was due to S1's ability to leverage its relatively fixed selling and marketing expenses over a larger revenue base.

    Product Development. Product development expenses increased by $907,000 to $4.5 million in the three months ended June 30, 1999 from $3.6 million in the three months ended June 30, 1998, an increase of 25%. Product development expenses increased by $1.9 million to $8.9 million in the six months ended June 30, 1999 from $7.0 million in the six months ended June 30, 1998, an increase of 27%. Product development expenses were 29% and 32% of total revenues in the three and six months ended June 30, 1999, respectively compared to 79% and 88% of total revenues in the three and six months ended June 30, 1998, respectively. The dollar increase relates primarily to an increase in personnel expenses for additional product development initiatives. During the second quarter 1999, S1's development efforts continued on the next version of the VFM platform, Bill Presentment, the next version of Investments and integration of the Intuit products with VFM. The decrease as a percentage of S1's total revenues resulted from its ability to leverage product development expenses over a larger revenue base.

General and Administrative. General and administrative expenses increased by $896,000 million to $2.1 million in the three months ended June 30, 1999 from $1.2 million in the three months ended June 30, 1998, an increase of 72%. General and administrative expenses increased by $1.3 million to $3.7 million in the six months ended June 30, 1999 from $2.4 million in the six months ended June 30, 1998, an increase of 53%. General and administrative expenses were 14% of total revenues in the three and six months ended June 30, 1999 compared to 27% and 31% of total revenues in the three and six months ended June 30, 1998, respectively. The increase relates to the expanded personnel infrastructure to manage S1's growth. The decrease as a percentage of our total revenues resulted from its ability to leverage general and administrative expenses over a larger revenue base.

    Depreciation and Amortization. Depreciation and amortization expenses increased by $615,000 to $1.3 million in the three months ended June 30, 1999 from $652,000 in the three months ended June 30, 1998, an increase of 94%. Depreciation and amortization expenses increased by $1.2 to $2.5 million in the six months ended June 30, 1999 from $1.3 million in the six months ended June 30, 1998, an increase of 91%. Depreciation and amortization expenses were 8% and 9% of total revenues for the three and six months ended June 30, 1999, respectively compared to 14% and 16% of total revenues in the three and six months ended June 30, 1998, respectively. The increase in depreciation and amortization relates to purchased technology for development tools used by S1's product developers and development licenses for the integration of third party software with S1's VFM suite.

    Amortization of Goodwill and Acquisition Charges. Amortization of goodwill and acquisition charges decreased $1.7 million to $353,000 in the three months ended June 30, 1999 from $2.1 million in the three months ended June 30, 1998, a decrease of 83%. Amortization of goodwill and acquisition charges decreased $3.7 million to $456,000 in the six months ended June 30, 1999 from $4.2 million in the six months ended June 30, 1998, a decrease of 89%. Amortization of goodwill and acquisition charges were 2% of total revenues in the three and six months ended June 30, 1999 compared to 46% and 52% of total revenues in the three and six months ended June 30, 1998, respectively. Included in second quarter 1999 is $250,000 of costs related to the pending acquisitions of FICS and Edify. Included in second quarter 1998 is amortization of intangible assets related an acquisition in 1997 which is not included in the second quarter 1999 as these amounts were fully amortized during 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Total stockholders' equity increased to $84.8 million as of June 30, 1999 from $17.2 million at December 31, 1998. The increase in stockholders' equity is attributable to sales of common stock, the increase in the unrealized gain on investment securities available for sale, stock option exercises and compensation, offset by the net loss for the six months ended June 30, 1999 of $5.4 million.

    At June 30, 1999, S1 had $70.9 million in cash to fund future operations and $17.0 million in accounts receivable. Included in accounts receivable is a prepayment for services of $5.2 million, which was received in July 1999. Cash used in operations for the first six months of 1999 was $2.6 million compared to cash used in continuing operations of $9.0 million in comparable period in 1998. Included in the second quarter 1999 cash from operations is the receipt of $15 million for license fees. Management believes that S1 has adequate cash resources available to fund operations through the next twelve months.

     On May 26, 1999, S1 issued 970,813 shares of common stock to Intuit, Inc. at a per share price of $51.50 for a total of $50.0 million. Additionally, S1 granted Intuit an option to purchase additional shares of S1 common stock if S1 closes its previously announced transactions with Edify Corporation ("Edify") by March 31, 2000. The option will vest and become exercisable for 3,629,187 shares of S1 common stock only if the Company completes its planned acquisition of Edify. If the Edify acquisition closes, the Intuit option may vest and become exercisable for an additional 1,800,000 shares of S1 common stock if the Company completes its planned acquisition of FICS Group, N.V.("FICS"). The option provides for a per share purchase price of $51.50. Upon issuing the option, S1 will record purchased technology for the fair market value of the options.

    As part of the Royal Bank agreements signed in March 1998, S1 issued to Royal Bank's subsidiary four separate options to purchase up to an aggregate $10.0 million in capital stock of S1. The first option, which was exercised in December 1998 for 420,876 shares, had a per share exercise price of $5.94. The second option, which was exercised in June 1999 for 382,614 shares, had a per share exercise price of $6.54. The third option has a per share exercise price of $7.19 and expires at the end of December 1999. The fourth option has a per share exercise price of $7.91 and expires at the end of June 2000. If the third and fourth options are exercised in full, S1 will issue approximately 664,146 additional shares of stock for $5.0 million in cash over the remaining option periods.

     On February 19, 1999, S1 entered into a stock purchase agreement whereby Hewlett Packard agreed to purchase $10 million of the Company's common stock. In addition, on February 19, 1999 S1 entered into a stock purchase agreement whereby Andersen Consulting agreed to purchase $4 million of S1's common stock. On April 30, 1999, the Company issued 254,804 shares of common stock and received $14.0 million to complete the stock sales to Hewlett-Packard and Andersen Consulting.

    Also on February 19, 1999, S1 granted a warrant to Andersen Consulting to purchase up to 200,000 shares of S1 common stock. The warrant will vest, if at all, in three installments of 40,000, 80,000 and 80,000 shares only if S1 enters into agreements to sell its services or license its products to specified customers as a result of the relationship with Andersen Consulting. The warrant expires in February 2001. The per share price of the common stock issuable to Andersen Consulting under the warrant is $54.94 and the warrant installment is available for exercise for a period of two years after the vesting date.

    The Company expects to record a non-cash charge for the fair value of each warrant installment earned. This charge will be measured at the reporting date in which achievement of the targets is probable. The fair value will be remeasured at each subsequent reporting date until the installment is earned. In the event such remeasurement results in increases or decreases from the initial fair value, such increases or decreases will be recognized over the period that the installment is earned. The amount of the non-cash charges in any particular quarter associated with the grant of the warrant to Andersen Consulting could be significant as a result of future changes in the trading price of the Company's common stock at the end of each quarter and at the date each installment is earned. As of June 30, 1999, the Company has not recorded any charges under the terms of the warrant.

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

     Basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended June 30, 1999 and 1998 was 36,965,151 and 29,536,501, respectively. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the six month period ended June 30, 1999 and 1998 was 36,292,086 and 29,234,084, respectively.

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

     S1 developed its newest version of the Virtual Financial Manager software, version 4.0, which was released in 1998, to be year 2000 compliant. Extensive "time machine" testing has been conducted on Virtual Financial Manager and all of the underlying software products that it utilizes. As we implement this new version of Virtual Financial Manager for each of our clients, we also will conduct complete "end to end" testing. All client systems operating in the S1 data center that required upgrades to version 4.0 by June 30, 1999 have been completed. These conversions required a significant portion of S1's implementation resources.

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

     The next phase of the Task Force's plan is a renovation phase which has been underway since early in 1998. The majority of S1's internal and vendor systems were year 2000 ready by June 30, 1999, with the remainder targeted for completion by the second quarter of 1999. All desktop systems have been tested with failing systems scheduled for replacement. Upgrades for critical financial and other infrastructure systems have been completed. As to S1's systems which are vendor supplied, S1 has either had the vendor confirm year 2000 readiness, or has made plans to replace the system.

     The Task Force has commenced a testing phase of S1's internal systems, including testing of incremental changes to hardware and software components. The testing phase was completed by June 30, 1999, but will continue as needed on newly acquired applications and new vendor upgrades.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)   Not applicable.

         (b)   Not applicable.

         (c) On May 26, 1999, S1 issued to Intuit Inc. 970,813 shares of S1's common stock for an aggregate purchase price of $50.0 million pursuant to the Stock Purchase and Option Agreement, dated as of May 16, 1999, by and between S1 and Intuit Inc. S1 also granted Intuit an option which will vest and become exercisable for up to 5,429,187 additional shares of S1's common stock if S1's proposed transactions with Edify Corporation and FICS Group N.V. each close by March 31, 2000. The offer and sale of the stock to Intuit satisfied the requirements of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") (transactions by an issuer not involving any public offering).

         On June 21, 1999, S1 issued to RBC Holdings (Delaware) Inc. 382,614 shares of S1's common stock for an aggregate purchase price of $2.5 million pursuant to the exercise of an option granted to RBC Holdings under the Common Stock Purchase and Option Agreement, dated as of March 9, 1998, by and among Security First Network Bank, RBC Holdings and S1, as amended. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act (transactions by an issuer not involving any public offering).

         (d)   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) S1's 1999 annual meeting of shareholders was held on June 3, 1999.

         (b) Robert W. Copelan was re-elected as a director at the annual meeting. Continuing directors include Dorsey R. Gardner, James S. Mahan, III, Joseph S. McCall and Howard J. Runnion, Jr.

         (c) The following matters were voted on and approved by S1's shareholders at the 1999 annual meeting of shareholders held on June 3, 1999:

                  (i) election of one director for a three-year term (Proposal
                  1); (ii) amendment of S1's amended and restated certificate of incorporation to increase S1's authorized common stock from 60,000,000 to 350,000,000 shares (Proposal 2); (iii) amendment to S1's amended and restated certificate of incorporation to increase S1's authorized serial preferred stock from 5,000,000 to 25,000,000 shares (Proposal 3); (iv) approval of the Employee Stock Purchase Plan (Proposal 4); and (v) approval of the Amended and Restated 1995 Stock Option Plan (Proposal 5). As to Proposal 1, Robert W. Copelan received 11,435,834 votes for election, 228,040 votes to withhold authority to vote and no broker non-votes. As to Proposal 2, shareholders cast 10,580,763 votes for, 1,079,125 votes against, 3,986 abstentions and no broker non-votes. As to Proposal 3, shareholders cast 7,694,444 votes for, 1,453,883 votes against, 9,316 abstentions and 2,506,231 broker non-votes. As to Proposal 4, shareholders cast 9,122,322 votes for, 25,545 votes against, 9,776 abstentions and 2,506,231 broker non-votes. As to Proposal 5, shareholders cast 7,409,485 votes for, 1,734,713 votes against, 13,441 abstentions and 2,506,235 broker non-votes. The record date for the annual meeting was April 21, 1999. The votes at the annual meeting do not reflect the two-for-one split of S1's common stock paid on May 7, 1999.

         (d)      Not applicable.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit
         No.      Description
         --       -----------
         2.1      Share Purchase Agreement by and among S1 Europe
                  Holdings N.V. (a Belgian corporation in the process of incorporation, represented by Security First
                  Technologies Corporation) and the stockholders of FICS Group N.V., and for the limited purposes stated therein Security First Technologies Corporation and
                  FICS Group N.V. dated as of May 16, 1999
                  (incorporated herein by reference to Exhibit 2.1 to S1's Current Report on Form 8-K filed with the SEC on
                  May 21, 1999)

         2.2 Agreement and Plan of Merger by and among Security First Technologies Corporation, Sahara Strategy Corporation and Edify Corporation dated as of May 16, 1999 (incorporated herein by reference to Exhibit 2.2 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999)

         2.3 Option Agreement dated as of May 16, 1999 between Edify Corporation and Security First Technologies Corporation (incorporated herein by reference to Exhibit 2.3 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999)

         10.1 Stock Purchase and Option Agreement by and between Security First Technologies Corporation and Intuit, Inc. dated as of May 16, 1999 (incorporated herein by reference to Exhibit 10.1 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999)

         10.2 Stock Purchase Agreement by and among Security First Technologies Corporation, the Individuals identified on
                  Schedule 1 thereto and FICS Group N.V. dated as of May 16, 1999 (incorporated herein by reference to Exhibit 10.2 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999)

 (b)     Reports on Form 8-K.

                  S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended June 30, 1999:

                  Current Report on Form 8-K filed with the SEC on April 28, 1999 (announcing 2-for-1 stock split paid on May 7, 1999)

                  Current Report on Form 8-K filed with the SEC on May 21, 1999 (date of report May 17, 1999) (announcing transactions with Intuit Inc., Edify Corporation and FICS Group N.V.).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 16, 1999.

                                 SECURITY FIRST TECHNOLOGIES CORPORATION

                                 By: \s\Robert F. Stockwell
                                     -------------------------------------
                                     Robert F. Stockwell
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit
         No.                Description
         -------            -----------

              2.1 Share Purchase Agreement by and among S1 Europe Holdings N.V. (a Belgian corporation in the process of incorporation, represented by Security First Technologies Corporation) and the stockholders of FICS Group N.V., and for the limited purposes stated therein Security First Technologies Corporation and FICS Group N.V. dated as of May 16, 1999 (incorporated herein by reference to Exhibit 2.1 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999)

              2.2 Agreement and Plan of Merger by and among Security First Technologies Corporation, Sahara Strategy Corporation and Edify Corporation dated as of May 16, 1999 (incorporated herein by reference to Exhibit 2.2 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999)

              2.3 Option Agreement dated as of May 16, 1999 between Edify Corporation and Security First Technologies Corporation (incorporated herein by reference to Exhibit 2.3 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999)

              10.1 Stock Purchase and Option Agreement by and between Security First Technologies Corporation and Intuit, Inc. dated as of May 16, 1999 (incorporated herein by reference to Exhibit 10.1 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999)

              10.2 Stock Purchase Agreement by and among Security First Technologies Corporation, the Individuals identified on Schedule 1 thereto and FICS Group N.V. dated as of May 16, 1999 (incorporated herein by reference to Exhibit 10.2 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999)