Form 10-Q
period 1999-09-30
SECURITY FIRST TECHNOLOGIES CORP
filed 1999-11-15
CIK 1063254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-24931

                                 S1 CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                   58-2395199
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


    3390 PEACHTREE ROAD, NE, SUITE 1700
             ATLANTA, GEORGIA                              30326
      (Address of principal executive                    (Zip Code)
                offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 812-6200

                    SECURITY FIRST TECHNOLOGIES CORPORATION
                  (Former name if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X  .     No    .
     ------        ----


  Shares of common stock outstanding as of November 12, 1999: 37,551,382

================================================================================

                        S1 CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                                1999                  1998
                                                                                        --------------------   --------------------
                                                                                                (IN THOUSANDS EXCEPT SHARE
                                                                                                    AND PER SHARE DATA)
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                               $         28,830        $        14,504
  Investment securities available for sale (cost of $1,799 at
      September 30, 1999 and December 31, 1998)                                                     16,367                  3,936
  Accounts receivable, net of allowance for doubtful accounts and billing
      adjustments of $864 at September 30, 1999 and $415 at December 31, 1998                       22,141                 17,520
  Notes receivable                                                                                   1,500                    -
  Other current assets                                                                               6,059                  1,310
                                                                                        --------------------    -------------------
             Total current assets                                                                   74,897                 37,270
  Premises and equipment, net                                                                       10,512                  5,355
  Intangible assets, net                                                                             3,148                  2,914
  Notes receivable                                                                                  16,000                  1,500
  Investment in VerticalOne                                                                         15,000                    -
  Other assets                                                                                       1,697                  1,254
                                                                                        --------------------    -------------------
             Total assets                                                                 $        121,254        $        48,293
                                                                                        ====================    ===================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $          1,965        $         3,232
  Accrued expenses                                                                                  13,355                  4,386
  Deferred revenues                                                                                 10,925                 10,378
  Current portion of capital lease obiligation                                                         209                    875
                                                                                        --------------------    -------------------
             Total current liabilities                                                              26,454                 18,871
  Deferred revenues                                                                                  7,888                 12,034
  Capital lease obligation, excluding current portion                                                  -                      159
                                                                                        --------------------    -------------------
             Total liabilities                                                                      34,342                 31,064
                                                                                        --------------------    -------------------
Stockholders' equity:
    Preferred stock, $0.01 par value. Authorized 25,000,000 shares.                                 23,089                 11,911
    Common stock, $0.01 par value.  Authorized 350,000,000
     shares.  Issued and outstanding 27,701,489 and 24,527,004
     shares at September 30, 1999 and December 31, 1998, respectively                                  277                    245
    Additional paid-in capital                                                                     157,172                 86,811
    Receivable from the sale of stock                                                              (11,500)                   -
    Accumulated deficit                                                                            (90,939)               (82,840)
    Accumulated other comprehensive income:
     Net unrealized gains on investment securities available for sale, net of taxes                  9,032                  1,325
     Cumulative foreign currency translation adjustment                                               (219)                  (223)
                                                                                        --------------------    -------------------
             Total stockholders' equity                                                             86,912                 17,229
                                                                                        --------------------    -------------------
             Total liabilities and stockholders' equity                                   $        121,254        $        48,293
                                                                                        ====================    ===================

See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                         ------------------------------------   ------------------------------------
                                                              1999                1998               1999                1998
                                                         -----------------   ----------------   -----------------   ----------------
                                                                      (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Revenues:
     Software licenses                                   $         2,260     $        1,069     $         6,898     $        2,508
     Professional services                                        14,769              3,748              33,402              8,805
     Data center                                                   2,072                927               5,663              1,831
     Other                                                         5,698                801               6,511              1,378
                                                         -----------------   ----------------   -----------------   ----------------
           Total revenues                                         24,799              6,545              52,474             14,522
                                                         -----------------   ----------------   -----------------   ----------------
Direct costs:
     Software licenses                                                99                 20                 331                 60
     Professional services                                         8,512              2,028              19,953              5,314
     Data center                                                   2,163              1,937               5,879              5,585
     Other                                                         4,425                778               5,102              1,292
                                                         -----------------   ----------------   -----------------   ----------------
           Total direct costs                                     15,199              4,763              31,265             12,251
                                                         -----------------   ----------------   -----------------   ----------------
           Gross margin                                            9,600              1,782              21,209              2,271
Operating expenses:
     Selling and marketing                                         1,153                955               3,406              3,163
     Product development                                           5,296              3,717              14,185             10,707
     General and administrative                                    3,291              1,370               7,015              3,810
     Depreciation and amortization                                 1,465                761               3,926              2,050
     Amortization of goodwill and acquisition charges              1,851                110               2,307              4,281
                                                         -----------------   ----------------   -----------------   ----------------
           Total operating expenses                               13,056              6,913              30,839             24,011
                                                         -----------------   ----------------   -----------------   ----------------
           Operating loss                                         (3,456)            (5,131)             (9,630)           (21,740)
Interest income                                                      777                 52               1,531                442
                                                         -----------------   ----------------   -----------------   ----------------
Loss from continuing operations                                   (2,679)            (5,079)             (8,099)           (21,298)
Loss from discontinued operations                                   -                  (750)               -                (2,077)
                                                         -----------------   ----------------   -----------------   ----------------
Net loss                                                 $        (2,679)    $       (5,829)    $        (8,099)    $      (23,375)
                                                         =================   ================   =================   ================
Basic and diluted net loss per common share
     from continuing operations                          $         (0.10)    $        (0.23)    $         (0.31)    $        (0.99)
Basic and diluted net loss per common share from
     discontinued operations                                         -                (0.03)                -                (0.09)
                                                         -----------------   ----------------   -----------------   ----------------
Basic and diluted net loss per common share              $         (0.10)    $        (0.26)    $         (0.31)    $        (1.08)
                                                         =================   ================   =================   ================
Weighted average number of shares of
     common stock outstanding                                 27,628,446         22,351,474          26,136,974         21,646,646
                                                         =================   ================   =================   ================

See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                       CONVERTIBLE PREFERRED STOCK
                                 ----------------------------------------------------------------------
                                      SERIES A                  SERIES B                 SERIES C              COMMON STOCK
                                 -------------------       -------------------      -------------------     -------------------
                                 SHARES       AMOUNT       SHARES       AMOUNT      SHARES       AMOUNT     SHARES       AMOUNT
                                 -------------------       -------------------      -------------------     -------------------
Balance December 31, 1998        636,464     $ 1,911       749,064    $ 10,000          -      $    -       24,527,004      245
Net loss                             -           -             -           -                        -              -        -
Change in net unrealized
   gains on investment
   securities available for
   sale, net of taxes                -           -             -           -                        -              -        -
Change in cumulative
   foreign currency
   translation adjustment,
   net of taxes                      -           -             -           -                        -              -        -
Conversion of preferred stock
   to common stock              (207,514)       (849)          -           -                        -          415,028        4
Preferred stock issued               -           -             -           -        215,000     12,027             -        -
Sale of common stock, net                                                                                    1,225,617       12
   of expenses                       -           -             -           -            -           -              -        -
Payment on receivable from
   the sale of stock                 -           -             -           -            -           -              -        -
Interest earned on receivable
   from the sale of stock
   options                           -           -             -           -            -           -        1,533,840       16
Common stock issued upon
   exercise of stock options         -           -             -           -            -           -
Defered stock option
   compensation expense
Comprehensive loss
                                 -------------------       -------------------      -------------------     -------------------
Balance September 30, 1999       428,950     $ 1,062       749,064    $ 10,000      215,000    $ 12,027     27,701,489      277
                                 ===================       ===================      ===================     ===================


                                              RECEIVABLE                 ACCUMULATED
                                 ADDITIONAL    FROM THE                     OTHER          TOTAL
                                  PAID-IN       SALE OF   ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                  CAPITAL        STOCK      DEFICIT        INCOME          EQUITY       INCOME (LOSS)
                                 ----------   ----------  -----------   -------------   -------------   -------------
Balance December 31, 1998            86,811         -        (82,840)           1,102         17,229
Net loss                                -           -         (8,099)             -           (8,099)         (8,099)
Change in net unrealized
   gains on investment
   securities available for
   sale, net of taxes                   -           -            -              7,706          7,706           7,706
Change in cumulative
   foreign currency
   translation adjustment,
   net of taxes                         -           -            -                  5              5               5
Conversion of preferred stock
   to common stock                      845         -            -                -             -
Preferred stock issued                  -       (12,027)         -                -             -
Sale of common stock, net
   of expenses                       63,947         -            -                -           63,959
Payment on receivable from
   the sale of stock                    -           962          -                -              962
Interest earned on receivable
   from the sale of stock
   options                              515        (435)         -                -               80
Common stock issued upon
   exercise of stock options          4,733         -            -                -            4,749
Defered stock option
   compensation expense                 321                                       -              321
                                                                                                        -------------
Comprehensive loss                                                                                      $       (388)
                                 ----------   ----------  -----------   -------------   -------------   =============
Balance September 30, 1999          157,172     (11,500)     (90,939)           8,813         86,912
                                 ==========   ==========  ===========   =============   =============

See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                      ------------------------------------
                                                                                        1999                       1998
                                                                                      ------------------------------------
                                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                                         $ (8,099)                 $ (23,375)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Loss from discontinued operations                                               -                        2,889
           Depreciation and amortization including acquisition charges                   4,164                      6,446
           Gain on disposal of discontinued operations                                     -                         (812)
           Compensation expense for stock options                                          321                      1,489
           Provision for doubtful accounts receivable and billing adjustments              449                        280
           Increase in accounts receivable                                              (5,070)                      (633)
           (Increase) decrease in other assets                                          (5,192)                        46
           (Decrease) increase in accounts payable                                      (1,267)                     1,022
           Increase in accrued expenses                                                  4,244                      1,093
           (Decrease) increase in deferred revenue                                      (3,519)                     3,198
                                                                                      ---------                 ----------
           Net cash used in continuing operating activities                            (13,969)                    (8,357)
           Net cash provided by discontinued operations                                    -                        3,480
                                                                                      ---------                 ----------
               Net cash used in operating activities                                   (13,969)                    (4,877)
                                                                                      ---------                 ----------

Cash flows from investing activities:
     Purchase of VerticalOne preferred stock                                           (15,000)                       -
     Loan to FICS                                                                      (16,000)                       -
     Sales of investment securities available for sale                                     -                        1,983
     Sale of banking operations                                                            -                        1,500
     Maturities of investment securities available for sale                                -                        8,000
     Purchases of premises, equipment and purchased technology                          (9,555)                    (3,534)
                                                                                      ---------                 ----------
               Net cash (used in) provided by investing activities                     (40,555)                     7,949
                                                                                      ---------                 ----------
Cash flows from financing activities:
     Payment on receivable from the sale of stock                                          962                        -
     Sale of common stock, net of expenses                                              63,959                        970
     Sale of preferred stock                                                               -                       10,000
     Proceeds from exercise of stock options                                             4,749                        800
     Payments on capital lease obligations                                                (825)                       -
                                                                                      ---------                 ----------
               Net cash provided by financing activities                                68,845                     11,770
                                                                                      ---------                 ----------
Effect of exchange rate changes on cash                                                      5                       (200)
                                                                                      ---------                 ----------
Net increase in cash                                                                    14,326                     14,642
Cash and cash equivalents at beginning of period                                        14,504                      3,137
                                                                                      ---------                 ----------
Cash and cash equivalents at end of period                                            $ 28,830                  $  17,779
                                                                                      ---------                 ----------

See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    On November 10, 1999, the shareholders of Security First Technologies Corporation approved the name change of Security First Technologies Corporation to S1 Corporation ("S1" or the "Company"). S1 develops integrated internet software applications that enable financial services companies to offer products, services and transactions over the internet in a secure environment. S1 also offers product integration, training and data center processing services.

    S1 is the successor company to Security First Network Bank ("SFNB") as a result of the reorganization completed on September 30, 1998. The reorganization has been accounted for in a manner similar to a pooling of interests and, as a result, the historical financial statements of SFNB have become the historical financial statements of the Company.

    The consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and nine month periods ended September 30, 1999 and 1998 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial statements. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

2.  STOCK PURCHASE AND WARRANT AGREEMENTS

    On February 19, 1999, S1 entered into alliances with Hewlett-Packard and Andersen Consulting. As part of these alliances, Hewlett-Packard agreed to make a $10.0 million equity investment in the Company's common stock and Andersen Consulting agreed to make a $4.0 million equity investment in the Company's common stock. The stock sales closed as of April 30, 1999, with the Company issuing 254,804 shares of common stock. In addition, Andersen Consulting received warrants to purchase up to an additional 200,000 shares of S1 common stock. The warrant will vest, if at all, in three installments of 40,000, 80,000 and 80,000 shares only if the Company meets certain targets by entering into agreements to sell its services or license its products to specified customers as a result of its relationship with Andersen Consulting. The warrant expires in February 2001. The per share exercise price of the warrant is $54.94. Each vested warrant installment may be exercised for two years after the vesting date. The Company expects to record a non-cash charge for the fair value of each warrant installment earned. This charge will be measured at the reporting date in which the target to earn a warrant installment is achieved. As of September 30, 1999, the Company has not recorded any charge under the terms of the warrant.

    On February 25, 1999, the Company entered into an agreement with Royal Bank of Canada ("Royal Bank") under which Royal Bank agreed to implement the Company's entire suite of Virtual Financial Manager software. Royal Bank has agreed to pay $50.0 million to the Company over the next five years on the following schedule: the first $5.0 million, of which $4.0 million was paid upon execution of the contract, is due to be paid no later than February 2000 with the remaining amount to be paid equally over a four year period after Royal Bank has implemented Virtual Financial Manager. If Royal Bank terminates its minimum payment obligation, it is required to pay a termination fee equal to 40% of the unpaid amount. In connection with this agreement, the Company also issued 215,000 shares of a newly designated series of convertible preferred stock (Series C) and granted to Royal Bank a warrant exercisable for 800,000 shares of common stock at a price of $30.00 per share. The preferred stock will be convertible on a two-for-one basis into the Company's common stock if Royal Bank meets its $50.0 million commitment under the software license and development agreement. The warrant will vest in four equal installments if, as of four annual measurement dates, beginning one year after the S1 products are implemented, Royal Bank has an additional one million end-users using the Virtual Financial Manager software.

    The Company recorded a subscription receivable of $12.0 million, the estimated fair value of the convertible preferred stock at issuance, and will reduce such subscription receivable, including imputed interest, as the payments under the arrangement are received. Additionally, the Company expects to record a non-cash charge for the fair value of the warrants on the date when the warrants become exercisable.

    On May 16, 1999, the Company entered into an agreement with Intuit, Inc. to deliver online personal financial software and services to financial institutions. The agreement was subsequently amended on November 2, 1999. S1 and Intuit also entered into a Stock Purchase and Option Agreement pursuant to which Intuit agreed to purchase 970,813 shares of S1 common stock for $50.0 million, and S1 granted Intuit an option to purchase additional shares of S1 common stock if S1 closes its previously announced transactions with Edify Corporation ("Edify"). On November 10, 1999, the shareholders of S1 and Edify approved the merger and the transaction was closed on the same day. Therefore, the option has vested and is exercisable for 3,629,187 shares of S1 common stock. The Intuit option may become exercisable for an additional 950,000 shares of S1 common stock if the Company completes its planned acquisition of FICS Group, N.V. ("FICS") and up to an additional 445,000 shares based on certain earn-out targets for FICS. The option provides for a per share purchase price of $51.50. Upon issuing the option, S1 will record purchased technology for the fair market value of the options.

3.  PENDING BUSINESS COMBINATIONS

    On May 17, 1999, S1 Corporation announced transactions with Edify Corporation ("Edify") and FICS Group N.V. ("FICS").

    On September 21, 1999, S1 and FICS entered into new purchase agreements. Under the new purchase agreements, S1 will issue 10 million shares of S1 common stock to the stockholders of FICS and will acquire all of the outstanding capital stock of FICS. FICS stockholders will also have the opportunity to earn up to an additional 4.5 million shares of S1 common stock through 2001 if certain operating units meet revenue targets of $89 million and $123 million for the years ended December 31, 2000 and 2001, respectively. FICS stockholders can earn up to one half of the 4.5 million shares by closing sales with specifically identified large customers. As part of the amended agreements, S1 will grant FICS employees 2,831,918 options to buy S1 common stock at fair market value and will issue 1,168,082 options to purchase S1 common stock to option holders of FICS. The transaction will be accounted for using the purchase method of accounting.

    S1 has entered into loan agreements with FICS for up to $25 million. During 1999, S1 loaned FICS $10 million in the third quarter and $6 million in the second quarter. Interest on amounts drawn on the loan accrues at LIBOR + 1/2%. The loan is payable on the earlier of September 26, 2000 or the date of closing of an initial public offering of the common stock of FICS. As of September 30, 1999, the amount due from FICS was $16 million.

    The acquisition of all the capital stock of FICS is subject to the S1 Belgium subsidiary obtaining short term financing for the acquisition. The Company has obtained a commitment for such financing. The FICS transaction is also subject to applicable regulatory filings and notices and customary closing conditions. Regulatory approval has been received. On November 10, 1999, the shareholders of S1 and FICS approved the merger and the transaction is expected to close during the fourth quarter.

    In the Edify transaction, S1 and a newly formed subsidiary of S1 entered into an Agreement and Plan of Merger (the "Merger Agreement") by which, on November 10, S1 acquired Edify through the merger of Edify with and into the S1 subsidiary (the "Merger"). In the Merger, S1 issued 0.330969 shares of S1 common stock for each share of Edify common stock and assumed the outstanding options for Edify stock.

    On September 24, 1999, S1 announced that it agreed to acquire VerticalOne Corporation ("VerticalOne"). The transaction closed on November 10, 1999. S1 issued approximately 3.86 million shares of S1 common stock in exchange for the outstanding common stock of VerticalOne. In addition, S1 granted approximately 2.5 million options to purchase S1 common stock, a portion of which are in exchange of options to purchase VerticalOne stock already held by its employees and a portion of which represent new grants to VerticalOne employees.

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

6.  EARNINGS PER SHARE

    Basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended September 30, 1999 and 1998 was 37,725,143 and 32,232,711,
respectively. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the nine month period ended September 30, 1999 and 1998 was 36,260,699 and 31,329,096,
respectively.

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

    S1 evaluates the performance of its Professional Services and Data Center operating segments based on revenues and direct costs only. S1 evaluates the performance of its Product Development segment based on direct costs only. S1 does not assess the performance of its segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as the assets of S1 are primarily located in its corporate office in the United States and are not allocated to any specific segment, the Company does not produce reports that measure the performance based on any asset-based metrics.

   For the three months ended September 30, 1999, three major customers accounted for approximately 53%, 16% and 14% of total revenues, respectively. For the three months ended September 30, 1998, two major customers accounted for approximately 36% and 16% of total revenue, respectively. For the nine months ended September 30, 1999 three major customers accounted for approximately 49%, 16% and 14% of total revenues, respectively. For the nine months ended September 30, 1998, two major customers accounted for approximately 42% and 12% of total revenue, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This quarterly report contains forward-looking statements and information relating to us and our subsidiaries. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements.
You are urged to read the risk factors described in S1's Prospectus/Proxy Statement on Form S-4 filed with the Securities and Exchange Commission on July 13, 1999, as amended. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

    The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes appearing elsewhere herein and the Company's Form 10-K for the year ended December 31, 1998.

GENERAL

    On November 10, 1999, the shareholders of Security First Technologies Corporation approved the name change of Security First Technologies Corporation to S1 Corporation ("S1" or the "Company"). S1 Corporation develops integrated, brandable internet applications that enable companies offering financial services to create their own financial portals. Prior to September 30, 1998, S1 was the technology subsidiary of Security First Network Bank, which was the first internet bank. On September 30, 1998, S1 completed a reorganization to separate its banking and technology businesses, and then sold the banking business to a subsidiary of Royal Bank of Canada. S1 developed the technology which enabled Security First Network Bank to begin offering banking services over the internet. S1 released version 4.0 of its product in 1998 and is continuing its product development efforts, which include the introduction of version 5.0.

  S1's Virtual Financial Manager addresses the requirements of both financial institution clients and end-users by integrating multiple financial applications in one comprehensive internet-based product suite that also can include extended personalized information. This combination creates a financial portal through which end-users are able to conduct many of their daily electronic financial, commerce and personal activities online. Virtual Financial Manager also enables clients to offer their customers a complete view of their personal finances with the institution in one consolidated financial statement. Through these solutions, S1 believes its clients can expand and strengthen their customer relationships and increase their revenue potential and customer retention.

Revenues

    S1's revenues are derived primarily from three sources:

    Software licenses. S1 receives license fees from direct licensees of Virtual Financial Manager and third party data processors. Direct licensees install and operate Virtual Financial Manager in their own data center. S1 generally receives an initial license fee plus ongoing fees which are based on either the number of end-users or a percentage of the initial license fee. The initial software license fees are generally recognized as revenue on a straight-line basis over either the term of the agreement or, for contracts without a term, the estimated useful life of the software products. The ongoing fees are recognized as revenue in the period earned.

    Third party data processors install Virtual Financial Manager in their own data processing centers and license the product to their client institutions, typically smaller financial services entities such as community banks and thrifts. S1 receives monthly fees from third party data processors based on the total number of end-users served by the processors' client institutions. These fees are recognized as revenue in the period earned.

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

RESULTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE, PER AVERAGE CUSTOMER, END-USER AND END-USER ACCOUNTS)

                                                                                               QUARTERS ENDED

                                                                             9/30/98              12/31/98               3/31/99
                                                                         --------------        --------------        --------------
 REVENUES:
     Software licenses                                                   $        1,069        $        2,273        $        2,308
     Professional services                                                        3,748                 4,942                 7,722
     Data center                                                                    927                 1,350                 1,547
     Other                                                                          801                 1,093                   423
                                                                         --------------        --------------        --------------
           Total revenues                                                         6,545                 9,658                12,000
                                                                         --------------        --------------        --------------
 DIRECT COSTS:
     Software licenses                                                               20                   443                   133
     Professional services                                                        2,028                 2,928                 4,978
     Data center                                                                  1,937                 1,633                 1,687
     Other                                                                          778                   993                   344
                                                                         --------------        --------------        --------------
           Total direct costs                                                     4,763                 5,997                 7,142
                                                                         --------------        --------------        --------------
           Gross margin                                                           1,782                 3,661                 4,858
                                                                         --------------        --------------        --------------
 OPERATING EXPENSES:
     Selling and marketing                                                          955                 1,560                 1,079
     Product development                                                          3,717                 3,918                 4,375
     General and administrative                                                   1,370                 2,184                 1,592
     Depreciation and amortization                                                  761                 3,297                 1,194
     Amortization of goodwill and acquisition charges                               110                   103                   103
                                                                         --------------        --------------        --------------
           Total operating expenses                                               6,913                11,062                 8,343
                                                                         --------------        --------------        --------------
Operating loss                                                                   (5,131)               (7,401)               (3,485)
Interest income                                                                      52                   141                   227
                                                                         --------------        --------------        --------------
Loss from continuing operations                                                  (5,079)               (7,260)               (3,258)
Loss from discontinued operations                                                  (750)                 (170)                 -
                                                                         --------------        --------------        --------------
Net loss                                                                 $       (5,829)        $      (7,430)        $      (3,258)
                                                                         --------------        --------------        --------------

 LOSS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION              $       (5,010)        $      (4,171)        $      (2,188)

 NET LOSS PER COMMON SHARE:
      Loss per common share from continuing operations before one
         time charges, amortization of goodwill and acquisition charges  $       (0 .22)        $       (0.20)        $       (0.13)
      Loss per common share from one time charges
         and amortization of goodwill and acquisition charges                    (0 .01)                (0.11)                 -
                                                                         --------------        --------------        --------------
      Loss per common share from continuing operations                           (0 .23)                (0.31)                (0.13)
      Loss per common share from discontinued operations                         (0 .03)                (0.01)                 -
                                                                         --------------        --------------        --------------
      Net loss per common share                                          $       (0 .26)        $       (0.32)        $       (0.13)
                                                                         --------------        --------------        --------------

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  22,351,474            23,193,948            24,698,334

  Data center revenue per quarterly average customers                    $       14 .75         $       15.21         $       15.99
  Professional services revenue per average professional services FTE    $       54,000         $      51,000         $      60,000
  Cash provided by (used in) continuing operations                       $          595         $      (3,547)        $       7,585
  Cash and cash equivalents                                              $       17,779         $      14,504         $      22,803

 NUMBER OF END-USERS(1):
     Data center                                                                 77,000                93,000               100,200
     Third party data processors                                                  7,500                16,000                24,000
     Direct software licensees(2)                                                67,000               104,000               139,000
                                                                         --------------        --------------        --------------
  Total                                                                         151,500               213,000               263,200
                                                                         --------------        --------------        --------------
 NUMBER OF END-USER ACCOUNTS:
     Data center                                                                128,000               148,000               161,000
     Third party data processors                                                 15,000                42,000                62,000
     Direct software licensees(2)                                               244,000               352,000               469,000
                                                                         --------------        --------------        --------------
  Total                                                                         387,000               542,000               692,000
                                                                         --------------        --------------        --------------


                                                                           6/30/99                  9/30/99
                                                                         --------------         -------------
 REVENUES:
     Software licenses                                                   $        2,330         $       2,260
     Professional services                                                       10,911                14,769
     Data center                                                                  2,044                 2,072
     Other                                                                          390                 5,698
                                                                         --------------         -------------
           Total revenues                                                        15,675                24,799
                                                                         --------------         -------------
 DIRECT COSTS:
     Software licenses                                                               99                    99
     Professional services                                                        6,463                 8,512
     Data center                                                                  2,029                 2,163
     Other                                                                          333                 4,425
                                                                         --------------         -------------
           Total direct costs                                                     8,924                15,199
                                                                         --------------         -------------
           Gross margin                                                           6,751                 9,600
                                                                         --------------         -------------
 OPERATING EXPENSES:
     Selling and marketing                                                        1,174                 1,153
     Product development                                                          4,514                 5,296
     General and administrative                                                   2,132                 3,291
     Depreciation and amortization                                                1,267                 1,465
     Amortization of goodwill and acquisition charges                               353                 1,851
                                                                         --------------         -------------
           Total operating expenses                                               9,440                13,056
                                                                         --------------         -------------
Operating loss                                                                   (2,689)               (3,456)
Interest income                                                                     527                   777
                                                                         --------------         -------------
Loss from continuing operations                                                  (2,162)               (2,679)
Loss from discontinued operations                                                  -                     -
                                                                         --------------         -------------
 Net loss                                                                $       (2,162)        $      (2,679)
                                                                         --------------         -------------

 LOSS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION              $       (1,319)        $      (1,991)

 NET LOSS PER COMMON SHARE:
      Loss per common share from continuing operations before one
         time charges, amortization of goodwill and acquisition charges  $        (0.07)        $       (0.03)
      Loss per common share from one time charges
         and amortization of goodwill and acquisition charges                     (0.01)                (0.07)
                                                                         --------------         -------------
      Loss per common share from continuing operations                            (0.08)                (0.10)
      Loss per common share from discontinued operations                           -                     -
                                                                         --------------         -------------
      Net loss per common share                                          $        (0.08)        $       (0.10)
                                                                         --------------         -------------

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  26,051,942            27,628,446

  Data center revenue per quarterly average customers                    $        18.34         $      14 .52
  Professional services revenue per average professional services FTE    $       65,000         $      81,000
  Cash provided by (used in) continuing operations                       $      (10,224)        $     (11,330)
  Cash and cash equivalents                                              $       70,862         $      28,830

 NUMBER OF END-USERS(1):
     Data center                                                                114,500               163,000
     Third party data processors                                                 38,000                71,000
     Direct software licensees(2)                                               162,000               209,500
                                                                         --------------         -------------
  Total                                                                         314,500               443,500
                                                                         --------------         -------------
 NUMBER OF END-USER ACCOUNTS:
     Data center                                                                181,000               254,000
     Third party data processors                                                104,000               202,000
     Direct software licensees(2)                                               547,000               709,000
                                                                         --------------         -------------
  Total                                                                         832,000             1,165,000
                                                                         --------------         -------------

(1) The number of end-users in the data center and third party processors is based on customers from which S1 can charge a fee.
(2) Information is estimated based on data from direct licensees.

                       SUMMARY INCOME STATEMENT ANALYSIS
                      (AS A PERCENTAGE OF TOTAL REVENUES)

                                                                                  QUARTER ENDED
                                                                 9/30/98    12/31/98   3/31/99    6/30/99    9/30/99
                                                                 -------    --------   -------    -------    -------
REVENUES:
     Software licenses                                               16%         24%       19%        15%         9%
     Professional services                                           57%         51%       64%        70%        60%
     Data center                                                     14%         14%       13%        13%         8%
     Other                                                           13%         11%        4%         2%        23%
                                                                 -------    --------   -------    -------    -------
           Total revenues                                           100%        100%      100%       100%       100%
                                                                 -------    --------   -------    -------    -------
DIRECT COSTS:
     Software licenses                                                0%          5%        1%         1%         0%
     Professional services                                           31%         30%       41%        41%        34%
     Data center                                                     30%         17%       14%        13%         9%
     Other                                                           12%         10%        3%         2%        18%
                                                                 -------    --------   -------    -------    -------
           Total direct costs                                        73%         62%       59%        57%        61%
                                                                 -------    --------   -------    -------    -------
           Gross margin                                              27%         38%       41%        43%        39%
OPERATING EXPENSES:
     Selling and marketing                                           15%         16%        9%         7%         5%
     Product development                                             57%         41%       36%        29%        21%
     General and administrative                                      21%         23%       13%        14%        13%
     Depreciation and amortization                                   12%         34%       10%         8%         6%
     Amortization of goodwill and acquisition charges                 1%          1%        2%         2%         8%
                                                                 -------    --------   -------    -------    -------
           Total operating expenses                                 106%        115%       70%        60%        53%
                                                                 -------    --------   -------    -------    -------
Operating loss                                                      -79%        -77%      -29%       -17%       -14%
                                                                 -------    --------   -------    -------    -------


COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenues

    S1's total revenues increased by $18.3 million to $24.8 million for the three months ended September 30, 1999 from $6.5 million in the three months ended September 30, 1998, an increase of 279%. The primary components of third quarter 1999 revenue were $2.3 million in software license fees, $14.8 million in professional service fees, $2.1 million in data center fees and $5.7 million of other revenue primarily related to third party hardware and software sales. S1's total revenues increased by $38.0 million to $52.5 million for the nine months ended September 30, 1999 from $14.5 million in the nine months ended September 30, 1998, an increase of 261%. As a result of the size of the companies S1 does business with, the magnitude of the implementations for companies of this size and our limited amount of capacity to perform implementations, in any given period a significant portion of our revenues may be attributed to a limited number of clients. For the three months ended September 30, 1999, three major customers accounted for approximately 53%, 16% and 14% of total revenues, respectively. For the nine months ended September 30, 1999, three major customers accounted for approximately 49%, 16% and 14% of total revenues, respectively.

    Software Licenses. Software license fees increased by $1.2 million to $2.3 million in the three months ended September 30, 1999 from $1.1 million in the three months ended September 30, 1998, an increase of 111%. Software license fees represented 9% of total revenues in the three months ended September 30, 1999 compared to 16% of total revenues in the three months ended September 30, 1998. Software license fees increased by $4.4 million to $6.9 million in the nine months ended September 30, 1999 from $2.5 million in the nine months ended September 30, 1998, an increase of 175%. Software license fees represented 13% of total revenues in the nine months ended September 30, 1999 compared to 17% of total revenues in the nine months ended September 30, 1998. This increase in software license fees relates primarily to the recognition of revenue from licensing agreements entered into in the fourth quarter of 1998. These license fees have been recorded as deferred revenue and are recognized as revenue over a three-year period.

    Professional Services. Professional services revenues increased by $11.0 million to $14.8 million in the three months ended September 30, 1999 from $3.7 million in the three months ended September 30, 1998, an increase of 294%. Professional services revenues represented 60% of total revenues in the three months ended September 30, 1999 compared to 57% of total revenues in the three months ended September 30, 1998. Professional services revenues increased by $24.6 million to $33.4 million in the nine months ended September 30, 1999 from $8.8 million in the nine months ended September 30, 1998, an increase of 279%. Professional services revenues represented 64% of total revenues in the nine months ended September 30, 1999 compared to 61% of total revenues in the nine months ended September 30, 1998. The increase in professional services revenue for the nine months ended September 30, 1999 was driven by projects at a number of large financial services companies and upgrades to version 4.0 completed during the second quarter 1999. Additionally, there is approximately $3.4 million and $8.5 million for the three and nine months ended September 30, 1999, respectively, for professional services related to product enhancement projects, which include the initial development of an insurance product.

    Data Center. Data center revenues increased by $1.1 million to $2.1 million in the three months ended September 30, 1999 from $927,000 in the three months ended September 30, 1998, an increase of 124%. Data center revenues represented 8% of total revenues in the three months ended September 30, 1999 compared to 14% of total revenues in the three months ended September 30, 1998. Data center revenues increased by $3.8 million to $5.7 million in the nine months ended September 30, 1999 from $1.8 in the nine months ended September 30, 1998, an increase of 209%. This increase can be attributed to increased end-users using S1's internet financial applications, the initiation of minimum fees based on capacity requirements and increased technical support fees. Data center revenues represented 11% of total revenues in the nine months ended September 30, 1999 compared to 13% of total revenues in the nine months ended September 30, 1998. The average quarterly revenue per billable end-user decreased to $14.52 in the third quarter 1999 from $14.75 in the third quarter 1998. This decrease is due to several customers not exceeding their minimum monthly fees during the third quarter of 1999. Management anticipates that the average quarterly revenue per billable end-user will continue to decrease as financial services entities increase the number of their customers using the product. In addition, data center revenues could remain relatively flat in the fourth quarter of 1999 compared to the third quarter of 1999 as a result of the minimum fee arrangements in place with customers.

    Revenues associated with the data center are directly influenced by the number of financial services entities that are using Virtual Financial Manager products through the S1 data center and the number of end-users of these financial services entities. During the month of September 1999, the data center processed in excess of 254,000 internet accounts, representing approximately 163,000 end-users. This represents an increase of 98% in the number of accounts processed from approximately 128,000 and an increase of 112% in the number of end-users from approximately 77,000 for the month of September 1998. At September 30, 1999, there were 10 financial services organizations implemented in the S1 data center.

    Other. Other revenues, primarily related to the sale of third party hardware and software that are used in connection with S1's products, increased by $4.9 million to $5.7 million in the three months ended September 30, 1999 from $801,000 in the three months ended September 30, 1998, an increase of 611%. Other revenues represented 23% of total revenues in the three months ended September 30, 1999 compared to 13% of total revenues in the three months ended September 30, 1998. Other revenues increased by $5.1 million to $6.5 million in the nine months ended September 30, 1999 from $1.4 million in the nine months ended September 30, 1998, an increase of 372%. Other revenues represented 12% of total revenues in the nine months ended September 30, 1999 compared to 9% of total revenues in the nine months ended September 30, 1998. The significant increase for both the three and nine months ended September 30, 1999 is due to the sale of third party hardware and software primarily to two customers in the third quarter of 1999. Management does not expect to experience this level of other revenues in future periods.

Direct Costs

    Direct costs increased by $10.4 million to $15.2 million in the three months ended September 30, 1999 from $4.8 million in the three months ended September 30, 1998, an increase of 219%. Direct costs represented 61% of total revenues in the quarter ended September 30, 1999 compared to 73% of total revenues in the quarter ended September 30, 1998. Direct costs increased by $19.0 million to $31.3 million in the nine months ended September 30, 1999 from $12.3 million in the nine months ended September 30, 1998, an increase of 155%. Direct costs represented 60% of total revenues for the nine months ended September 30, 1999 compared to 84% of total revenues for the nine months ended September 30, 1998. Direct costs as a percentage of revenue could increase in the future as Edify and FICS are integrated with S1 because the historical gross margins of Edify and FICS are lower than the historical gross margin of S1.

    Software License Costs. Direct software license costs consist primarily of the cost of third-party software used in the Virtual Financial Manager suite. Direct costs associated with software licenses increased by $79,000 to

$99,000 in the three months ended September 30, 1999 from $20,000 in the three months ended September 30, 1998, an increase of 395%. Direct costs associated with software licenses increased by $271,000 to $331,000 in the nine months ended September 30, 1999 from $60,000 in the nine months ended September 30, 1998, an increase of 452%. The increase in direct software license costs in 1999 relates primarily to the cost of third-party software used in VFM Relationship Management. Direct costs associated with software licenses represented 4% of software license fees in the three months ended September 30, 1999 and 5% of software license fees in the nine months ended September 30, 1999 compared to 2% of software license fees in the three and nine months ended September 30, 1998.

    Professional Services Costs. Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $6.5 million to $8.5 million in the three months ended September 30, 1999 from $2.0 million in the three months ended September 30, 1998, an increase of 320%. The increase is the result of an increase in personnel costs related to the professional services projects at a number of large financial services companies. Direct costs associated with professional services increased by $14.6 million to $20.0 million in the nine months ended September 30, 1999 from $5.3 million in the nine months ended September 30, 1998, an increase of 275%. The increase in professional services costs for the nine months ended September 30, 1999 was driven by projects at a number of large financial services companies and upgrades to version 4.0 completed during the second quarter 1999. Direct costs associated with professional services represented 58% and 60% of professional services revenues in the three and nine months ended September 30, 1999, respectively, compared to 54% and 60% of professional services revenues in the three and nine months ended September 30, 1998, respectively.

    Data Center Costs. Direct data center costs consist of personnel and computer equipment costs. Direct costs associated with data center services increased by $226,000 to $2.2 million in the three months ended September 30, 1999 from $1.9 million in the three months ended September 30, 1998, an increase of 12%. The increase is primarily a result of the new data center, which went into full operation in the end of July. Another reason for the increase in direct costs relates to increased resources necessary to transition several large financial institutions to the data center. It is anticipated that data center costs will increase in the three months ended December 31, 1999 compared to the three months ended September 30, 1999, because the new data center facility will be in full operation for the entire fourth quarter. Direct costs associated with data center services increased by $294,000 to $5.9 million in the nine months ended September 30, 1999 from $5.6 million in the nine months ended September 30, 1998, an increase of 5%. The increase in direct costs relates to the opening of the new data center in the third quarter of 1999 and to increased resources necessary to transition several large financial institutions to the data center. Direct data center costs represented 104% of data center revenues in the three and nine months ended September 30, 1999, respectively compared to 209% and 305% of data center revenues in the three and nine months ended September 30, 1998, respectively. On April 30, 1999, S1 entered into a new operating lease for data center and office facilities.
Refer to note 5 of the accompanying unaudited financial statements.

    Other Direct Costs. Other direct costs consist primarily of the cost of third party software and hardware sold for use with S1's products. Other direct costs increased by $3.6 million to $4.4 million in the three months ended September 30, 1999 from $778,000 in the three months ended September 30, 1998, an increase of 469%. Other direct costs increased by $3.8 million to $5.1 million in the nine months ended September 30, 1999 from $1.3 million in the nine months ended September 30, 1998, an increase of 295%. Other direct costs represented 78% of other revenues in the three and nine months ended September 30, 1999, compared to 97% and 94% of other revenue in the three and nine months ended September 30, 1998, respectively.

Operating Expenses

    Operating expenses increased by $6.1 million to $13.1 million in the three months ended September 30, 1999 from $6.9 million in the three months ended September 30, 1998. Operating expenses increased by $6.8 million to $30.8 million in the nine months ended September 30, 1999 from $24.0 million in the nine months ended September 30, 1998.

    Selling and Marketing. Selling and marketing expenses increased by $198,000 to $1.2 million in three months ended September 30, 1999 from $955,000 in the three months ended September 30, 1998, an increase of 21%. Selling and marketing expenses increased by $243,000 to $3.4 million for the nine months ended September 30, 1999 from $3.2 million in the nine months ended September 30, 1998, an increase of 8%. The increase in selling and marketing expense for the three and nine months ended September 30, 1999 is primarily due to an increase in personnel to manage the larger customer relationships. Selling and marketing expenses were 5% and 6% of total revenues in the three and nine months ended September 30, 1999, respectively compared to 15% and 22% of total revenues in the three and nine months ended September 30, 1998, respectively. The decrease in selling and marketing expenses as a percentage of revenues was due to S1's ability to leverage its relatively fixed selling and marketing expenses over a larger revenue base.

    Product Development. Product development expenses increased by $1.6 million to $5.3 million in the three months ended September 30, 1999 from $3.7 million in the three months ended September 30, 1998, an increase of 42%. Product development expenses increased by $3.5 million to $14.2 million in the nine months ended September 30, 1999 from $10.7 million in the nine months ended September 30, 1998, an increase of 32%. Product development expenses were 21% and 27% of total revenues in the three and nine months ended September 30, 1999, respectively compared to 57% and 74% of total revenues in the three and nine months ended September 30, 1998, respectively. The dollar increase relates primarily to an increase in personnel expenses for additional product development initiatives. During the second and third quarters of 1999, S1's development efforts continued on the next version of the VFM platform, Bill Presentment, the next version of Investments and integration of the Intuit products with VFM. The decrease as a percentage of S1's total revenues resulted from its ability to leverage product development expenses over a larger revenue base.

    General and Administrative. General and administrative expenses increased by $1.9 million to $3.3 million in the three months ended September 30, 1999 from $1.4 million in the three months ended September 30, 1998, an increase of 140%. General and administrative expenses increased by $3.2 million to $7.0 million in the nine months ended September 30, 1999 from $3.8 million in the nine months ended September 30, 1998, an increase of 84%. General and administrative expenses were 13% of total revenues in the three and nine months ended September 30, 1999 compared to 21% and 26% of total revenues in the three and nine months ended September 30, 1998, respectively. The increase relates to the expanded personnel infrastructure to manage S1's growth. The decrease as a percentage of our total revenues resulted from its ability to leverage general and administrative expenses over a larger revenue base.

    Depreciation and Amortization. Depreciation and amortization expenses increased by $704,000 to $1.5 million in the three months ended September 30, 1999 from $761,000 in the three months ended September 30, 1998, an increase of 93%. Depreciation and amortization expenses increased by $1.9 to $3.9 million in the nine months ended September 30, 1999 from $2.1 million in the nine months ended September 30, 1998, an increase of 92%. Depreciation and amortization expenses were 6% and 7% of total revenues for the three and nine months ended September 30, 1999, respectively compared to 12% and 14% of total revenues in the three and nine months ended September 30, 1998, respectively. The increase in depreciation and amortization relates to purchased technology for development tools used by S1's product developers and development licenses for the integration of third party software with S1's VFM suite.

    Amortization of Goodwill and Acquisition Charges. Amortization of goodwill and acquisition charges increased $1.7 million to $1.9 million in the three months ended September 30, 1999 from $110,000 in the three months ended September 30, 1998, an increase of 1583%. Amortization of goodwill and acquisition charges decreased $2.0 million to $2.3 million in the nine months ended September 30, 1999 from $4.3 million in the nine months ended September 30, 1998, a decrease of 46%. Amortization of goodwill and acquisition charges were 8% and 4% of total revenues in the three and nine months ended September 30, 1999 compared to 1% and 29% of total revenues in the three and nine months ended September 30, 1998, respectively. Included in third quarter 1999 are $1.9 million of costs related to the pending acquisitions of FICS, Edify and VerticalOne. Included in the nine months ended September 30, 1998 is amortization of intangible assets related an acquisition in 1997 which is not included in the nine months ended September 30, 1999 as these amounts were fully amortized during 1998. Management anticipates to continue to incur significant integration costs associated with the integration of S1, Edify, FICS and VerticalOne in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    Total stockholders' equity increased to $86.9 million as of September 30, 1999 from $17.2 million at December 31, 1998. The increase in stockholders' equity is attributable to sales of common stock, the increase in the unrealized gain on investment securities available for sale, stock option exercises and compensation, offset by the net loss for the nine months ended September 30, 1999 of $8.1 million.

    At September 30, 1999, S1 had $28.8 million in cash to fund future operations and $22.1 million in accounts receivable. Cash used in operations for the first nine months of 1999 was $14 million compared to cash used in continuing operations of $8.4 million in comparable period in 1998. The increase in cash used in operations is primarily the result of increases in accounts receivable and other assets. During the third of 1999, as part of the respective purchase agreements with VerticalOne and FICS, S1 purchased $15 million of preferred stock of VerticalOne and loaned FICS $10 million. Management believes that S1 has adequate cash resources available to fund operations through the next twelve months.

    On May 26, 1999, S1 issued 970,813 shares of common stock to Intuit, Inc. at a per share price of $51.50 for a total of $50.0 million. Additionally, S1 granted Intuit an option to purchase additional shares of S1 common stock if S1 closes its previously announced transactions with Edify Corporation ("Edify"). On November 10, 1999, the shareholders of S1 and Edify approved the merger and the transaction was closed on the same day. Therefore, the option has vested and is exercisable for 3,629,187 shares of S1 common stock. The Intuit option may become exercisable for an additional 950,000 shares of S1 common stock if the Company completes its planned acquisition of FICS Group, N.V. ("FICS") and up to an additional 445,000 shares based on certain earn-out targets for FICS. The option provides for a per share purchase price of $51.50. Upon issuing the option, S1 will record purchased technology for the fair market value of the options.

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

    The Company expects to record a non-cash charge for the fair value of each warrant installment earned. This charge will be measured at the reporting date in which the targets are achieved. The amount of the non- cash charges in any particular quarter associated with the grant of the warrant to Andersen Consulting could be significant as a result of volatility in the trading price of the Company's common stock. As of September 30, 1999, the Company has not recorded any charges under the terms of the warrant.

         On February 25, 1999, S1 entered into an agreement with Royal Bank under which Royal Bank agreed to implement S1's entire suite of Virtual Financial Manager software. Royal Bank has agreed to pay $50.0 million over the next five years on the following schedule: the first $5.0 million, of which $4.0 million was paid upon execution of the contract, is due to be paid no later than February 2000 with the remaining amount to be paid equally over a four year period after Royal Bank has implemented Virtual Financial Manager. In connection with this agreement, S1 also issued 215,000 shares of a newly designated series of convertible preferred stock (Series C) and granted to Royal Bank a warrant exercisable for 800,000 shares of common stock at an exercise price of $30.00 per share. The preferred stock will be convertible on a two-for-one basis into S1's common stock if Royal Bank meets its $50.0 million commitment under the software license and development agreement. The warrant will vest in four equal installments if, as of four annual measurement dates, Royal Bank has a specified number of customers using the Virtual Financial Manager software.

    The Company recorded a subscription receivable of $12.0 million, the estimated fair value of the convertible preferred stock at issuance, and will reduce such subscription receivable, including imputed interest, as the payments under the arrangement are received. Additionally, the Company expects to record a non-cash charge for the fair value of the warrants on the date when they become exercisable.

    Basic earnings per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended September 30, 1999 and 1998 was 37,715,143 and 32,232,711,
respectively. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the nine month period ended September 30, 1999 and 1998 was 36,260,699 and 31,329,096,
respectively. As discussed in Note 3, S1 closed the transactions with Edify and VerticalOne on November 10,1999 and expects to close the transaction with FICS during the fourth quarter. These transactions could have a dilutive effect on earnings per share in future periods.

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

    The next phase of the Task Force's plan is a renovation phase, which has been underway since early in 1998. The majority of S1's internal and vendor systems were year 2000 ready by June 30, 1999, with the remainder targeted for completion by the end of 1999. All desktop systems have been tested with failing systems scheduled for replacement. Upgrades for critical financial and other infrastructure systems have been completed. As to S1's systems, which are vendor supplied, S1 has either had the vendor confirm year 2000 readiness, or has made plans to replace the system.

    The Task Force commenced a testing phase of S1's internal systems, including testing of incremental changes to hardware and software components. The testing phase was completed by June 30, 1999, but will continue as needed on newly acquired applications and new vendor upgrades.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk were included in
Item 7A of the Company's 1998 Annual Report on Form 10-K. There have been no significant changes in the Company's market risk from December 31, 1998.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.


    Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.


    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.




    Not applicable.


ITEM 5.  OTHER INFORMATION.


    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits.


    Exhibit
    No.          Description
    ---          -----------
    2.1          Share Purchase Agreement II by and among S1 Europe Holdings CVA corporation and the stockholders of FICS Group
                 N.V., and for the limited purposes stated therein the Company and FICS Group N.V. dated as of September 21, 1999
                 (incorporated herein by reference to Exhibit 2.1 to S1's Current Report on Form 8-K filed with the SEC on September
                 23, 1999).

    2.2          Agreement and Plan of Merger by and among the Company, VerticalOne Acquisition Corporation and VerticalOne
                 Corporation dated as of September 23, 1999 (incorporated herein by reference to Exhibit 2.1 to S1's Current Report on Form 8-K filed with the SEC on October 1, 1999).

    10.1         Stock Purchase Agreement II by and among the Company and entities who are signatories thereto and for the limited purposes set forth therein FICS Group N.V. dated as of September 21, 1999 (incorporated herein by reference to
                 Exhibit 10.1 to S1's Current Report on Form 8-K filed with the SEC on September 23, 1999).

    27           Financial Data Schedule

 (b)     Reports on Form 8-K.

                 S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended September 30, 1999:

                 Current Report on Form 8-K filed with the SEC on August 5, 1999 (announcing second quarter earnings).

                 Current Report on Form 8-K filed with the SEC on September 8, 1999 (announcing discussions with FICS Group N.V. regarding new transaction terms).

                 Current Report on Form 8-K filed with the SEC on September 23, 1999 (announcing the new terms of the FICS Group N.V. transaction).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 15, 1999.

                              S1 CORPORATION

                              By: \s\Robert F. Stockwell
                                 ------------------------------------------
                                     Robert F. Stockwell
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                 EXHIBIT INDEX

    Exhibit
    No.          Description
    ---          -----------
    2.3          Share Purchase Agreement II by and among S1 Europe Holdings CVA corporation and the stockholders of FICS Group
                 N.V., and for the limited purposes stated therein the Company and FICS Group N.V. dated as of September 21, 1999
                 (incorporated herein by reference to Exhibit 2.1 to S1's Current Report on Form 8-K filed with the SEC on September
                 23, 1999).

    2.4          Agreement and Plan of Merger by and among the Company, VerticalOne Acquisition Corporation and VerticalOne
                 Corporation dated as of September 23, 1999 (incorporated herein by reference to Exhibit 2.1 to S1's Current Report on Form 8-K filed with the SEC on October 1, 1999).

    10.1         Stock Purchase Agreement II by and among the Company and entities who are signatories thereto and for the limited purposes set forth therein FICS Group N.V. dated as of September 21, 1999 (incorporated herein by reference to
                 Exhibit 10.1 to S1's Current Report on Form 8-K filed with the SEC on September 23, 1999).

    27           Financial Data Schedule.