Form 10-K
period 1999-12-31
S1 CORP /DE/
filed 2000-03-31
CIK 1063254

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                     OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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
                                               ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 8, 2000, the aggregate market value of the shares of common stock of the registrant issued and outstanding on such date, excluding 11,348,342 shares held by all affiliates of the registrant, was approximately $4,185,909,000. This figure is based on the closing sales price of $105.50 per share of the registrant's common stock on March 8, 2000, and excludes shares held by directors and executive officers because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

     Shares of common stock outstanding as of March 8, 2000: 51,025,207

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Not applicable.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     You should consider carefully the following risks. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

WE DO NOT EXPECT TO ACHIEVE PROFITABLE OPERATIONS FOR THE FORESEEABLE FUTURE AND THIS MAY NEGATIVELY IMPACT THE VALUE OF OUR COMMON STOCK

     We incurred losses in 1999 and we expect to incur losses in 2000. At December 31, 1999, we had an accumulated deficit of $207.9 million. In addition, as a result of our recent acquisitions, we recorded approximately $928.7 million of goodwill and other intangible assets, resulting in amortization expense of approximately $306.8 million annually over approximately three years. Moreover, we expect that our expenses associated with sales, marketing, research and development, customer support and executive offices will continue to increase over the near term, even though revenues may not keep pace with these expenses. As a result, we expect to continue to incur net losses for the foreseeable future.

     Our future operating results will be adversely affected if, among other things:

     - there is insufficient demand for our products;

     - we are unsuccessful in attracting and retaining motivated and qualified personnel; or

     - the amount of price and product competition we face increases as a result of the growth of financial services activity on the Internet.

ACQUISITIONS MAY BE COSTLY AND DIFFICULT TO INTEGRATE, DIVERT MANAGEMENT RESOURCES OR DILUTE STOCKHOLDER VALUE

     We acquired three companies in November 1999 and have signed agreements to acquire two additional companies since then. Integrating these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We may encounter substantial difficulties, costs and delays in integrating acquired operations with our own, including:

     - potential incompatibility of business cultures;

     - potential delays in rationalizing diverse technology platforms;

     - potential difficulties in coordinating geographically separated organizations;

     - potential difficulties in re-training sales forces to market all of our products across all of our intended markets;

     - potential conflicts in third-party relationships; and

     - the loss of key employees and diversion of the attention of management from other ongoing business concerns.

     In addition, we intend to continue to pursue acquisition or investment opportunities in the future, which could cause us to:

     - issue additional shares of our stock, which would dilute our current stockholders' percentage ownership;

     - incur debt and assume liabilities; and

     - incur amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND ANY FLUCTUATIONS COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

     Our quarterly operating results have fluctuated significantly to date. If we fail to meet the expectations of securities analysts or investors as a result of any future fluctuations in our quarterly operating results, the market price of our common stock would likely decline. We expect that we may experience fluctuations in future quarters because:

     - we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential clients are not within our control;

     - our clients' orders tend to be relatively large, and in any given period a substantial portion of our revenues may be attributable to a few clients;

     - the length of our sales cycle to large financial organizations generally lasts from six to 18 months, which adds an element of uncertainty to our ability to forecast revenues;

     - if we fail to introduce new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and may even decline;

     - our ability to expand the mix of distribution channels through which our products are sold may be limited;

     - our products may not achieve widespread consumer acceptance, which could cause our revenues to be lower than expected;

     - our sales may be constrained by the timing of releases of third-party software that works with our products; and

     - a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses if revenues decrease.

WE DEPEND ON A LIMITED NUMBER OF CLIENTS FOR MOST OF OUR REVENUE AND, IF ANY OF THOSE CLIENTS TERMINATES ITS CONTRACT, OUR REVENUES AND FINANCIAL PERFORMANCE WOULD DECLINE

     Our business success depends on our relationships with a limited number of large clients. On a pro forma basis giving effect to our recent acquisitions of Edify Corporation, FICS Group N.V. and VerticalOne Corporation as if the transactions occurred on January 1, 1999, we had one client which accounted for our 21% of our revenue for 1999. We expect that we will continue to derive a significant portion of our revenue from a limited number of clients in the future.

     A substantial number of our client contracts do not allow our clients to terminate their contracts prior to the termination date without financial penalties. These financial penalties are usually insufficient to replace the ongoing revenue we would have otherwise received.

SYSTEM FAILURES OR PERFORMANCE PROBLEMS WITH OUR PRODUCTS COULD CAUSE DEMAND FOR THESE PRODUCTS TO DECREASE, REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES OR IMPAIR CLIENT RELATIONS

     There are many factors which could adversely affect the performance, quality and desirability of our products and could delay or prevent these products from gaining market acceptance. These factors include:

     - extraordinary end-user volumes or other events could cause systems to fail or to operate at an unacceptably low speed, causing transaction delays for end users;

     - our products could contain errors, or "bugs", which could impair the services we provide;

     - during the initial implementation of some products, we experienced significant delays integrating software and bringing banks online, and we may experience similar difficulties or delays in connection with future implementations and upgrades to new versions;

     - many of our products require integration with third-party products and systems, and we may not be able to integrate these products with new or existing products; and

     - our products, or the back-end systems or other software used by our clients, may not have adequately addressed the year 2000 problem, causing our products to fail.

NETWORK OR INTERNET SECURITY PROBLEMS COULD DAMAGE OUR REPUTATION AND BUSINESS

     Despite our security measures, the core of our network infrastructure could be vulnerable to unforeseen computer problems. Although we believe we have taken steps to mitigate much of the risk, we may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unknown security risks may result in liability to us and also may deter financial organizations from licensing our software and services. Although we intend to continue to implement and establish security measures, there can be no assurance that measures we have implemented will not be circumvented in the future, which could have a material adverse effect on our business, financial condition or results of operations.

     The occurrence of any of these problems could reduce product demand from potential customers and cause existing customers to terminate their license or data center contracts with us. These problems could also require us to spend significant capital to remedy any failure and could subject us to costly litigation with clients or their end users.

WE MAY BECOME INVOLVED IN LITIGATION OVER PROPRIETARY RIGHTS, WHICH MAY BE COSTLY AND TIME CONSUMING

     Other parties may assert that our products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their intellectual property rights. Any claims, with or without merit, could:

     - be time consuming;

     - result in costly litigation;

     - cause product shipment delays; or

     - require us to enter into royalty or licensing agreements.

Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our business, financial condition and results of operations. Litigation to determine the validity of any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not the litigation is determined in our favor. In the event of an adverse ruling, we may be required to:

     - pay substantial damages;

     - discontinue the use and sale of infringing products;

     - expend significant resources to develop non-infringing technology; or

     - obtain licenses to infringing technology.

Our failure to develop or license a substitute technology could significantly harm our business.

     We expect software to be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. In addition, we may become involved in costly and time consuming litigation to protect the validity of our proprietary rights, including patents and trademarks.

IF WE FAIL TO DEVELOP AND EXPAND OUR DISTRIBUTION CHANNELS, IT WOULD IMPEDE REVENUE GROWTH

     An integral part of our strategy is to develop multiple distribution channels, including a field sales force, value added resellers and original equipment manufacturers. We intend to continue to expend resources to develop the reseller channel. The loss of resellers, their failure to perform under agreements with us, or our inability to attract and retain new resellers with the technical, industry and application expertise required to market our products successfully in the future could harm our business. To the extent that we are successful in increasing our sales through resellers, those sales will be at discounted rates, and our revenue for each sale will be less than if we had licensed the same products to the customer directly.

     Expansion of our direct distribution channel depends upon the increased productivity of existing field sales forces and our ability to integrate and train new sales personnel. The cost of these efforts could exceed the revenue generated, and our sales and marketing organization may not be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors.

OUR MARKET IS HIGHLY COMPETITIVE AND, IF WE ARE UNABLE TO KEEP PACE WITH EVOLVING TECHNOLOGY, OUR REVENUE AND FUTURE PROSPECTS MAY DECLINE

     The market for our products and services is characterized by rapidly changing technology, intense competition and evolving industry standards. We have many competitors who offer various components of our suite of applications or who use a different technology platform to accomplish similar tasks. In some cases our existing clients also use some of our competitors' products. Our future success will depend on our ability to develop, sell and support enhancements of current products and new software products in response to changing client needs. If the completion of the next version of any of our products is delayed, our revenue and future prospects could be harmed. In addition, competitors may develop products or technologies that the industry considers more attractive than those we offer or that render our technology obsolete.

A SIGNIFICANT PORTION OF OUR CLIENTS ARE IN THE RAPIDLY CONSOLIDATING FINANCIAL SERVICES INDUSTRY, WHICH IS SUBJECT TO ECONOMIC CHANGES THAT COULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES

     For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers' use of bank services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services.

     Mergers and acquisitions are pervasive in today's banking industry. Our existing clients may be acquired by or merged into other financial institutions which already have their own financial Internet software solution or which decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing client is merged into or acquired by another company.

INFRINGEMENT OF OUR PROPRIETARY TECHNOLOGY COULD HURT OUR COMPETITIVE POSITION AND INCOME POTENTIAL

     Our success depends upon our proprietary technology and information. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. Because it is difficult to police unauthorized use of software, the steps we have taken to protect our services and products may not prevent misappropriation of our technology. Any misappropriation of our proprietary technology or information could reduce any competitive advantages we may have or result in costly litigation.

     We now also have a significant international presence. The laws of some foreign countries, including the laws of Belgium, where our subsidiary, FICS, is headquartered, may not protect our proprietary technology as well as the laws of the United States. Our ability to protect our proprietary technology abroad may not be adequate.

IF WE ARE UNABLE TO ATTRACT AND RETAIN HIGHLY SKILLED TECHNICAL EMPLOYEES, WE MAY NOT BE ABLE TO COMPETE

     Based on the significant growth in our operations, we believe that our future success will depend in large part on our ability to attract and retain highly skilled technical personnel. Because the development of our software requires knowledge of computer hardware, as well as a variety of software applications, we need to attract and retain technical personnel who are proficient in all these disciplines. There is substantial competition for employees with the technical skills we require. If we cannot hire and retain talented technical personnel, this could adversely affect our growth prospects and future success.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR EXPECTED GROWTH, WE WILL NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN

     We expect to grow rapidly. Our failure to manage our growth effectively could impair our ability to successfully implement our business plan. Our growth will place additional demands on our management, operational capacity and financial resources, including our ability to recruit non-technical personnel for management, sales, marketing and delivery positions. Because many of our implementation and service engagements are large in scale, we must maintain numerous teams of qualified technical personnel to serve our clients efficiently. In addition, our systems, procedures, controls and resources, particularly our client service resources, may not be adequate to support continued expansion of operations.

INTERNET-RELATED LAWS COULD ADVERSELY AFFECT OUR BUSINESS

     The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business. Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. For example, a recent session of the United States Congress resulted in Internet laws regarding copyrights, taxation and the transmission of specified types of material. The European Union recently enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online.

OUR VERTICALONE SERVICE MAY NOT SUCCEED IF FINANCIAL OR OTHER ACCOUNT PROVIDERS DO NOT ALLOW US TO ACCESS END USERS' ACCOUNT INFORMATION FROM THEIR HOST SYSTEMS

     Unless a significant number of financial organizations or other account providers allow us to access their host systems to gather information for aggregation by our VerticalOne service, we may not succeed in making the service sufficiently useful for our clients' customers to consider it useful. Some financial organizations or other account providers may object to this account access and attempt to block or impede us from performing our aggregation service. We may also choose to cease aggregating financial or other account information from an objecting organization to preserve an existing or potential client relationship or other business purpose.

RESTRICTIONS ON OUR EXPORT OF ENCRYPTED TECHNOLOGY COULD CAUSE US TO INCUR DELAYS IN INTERNATIONAL SALES

     Our solutions use encrypted technology, the export of which is regulated by the United States government. If the United States government were to adopt new legislation restricting the export of software or encryption technology, we could experience delays or reductions in our shipments of products internationally. In addition, existing or future export regulations could limit our ability to distribute our solutions outside of the United States.

WE MAY NOT BE ABLE TO OBTAIN CAPITAL NEEDED FOR FUTURE GROWTH FROM EXTERNAL SOURCES AND, IF WE OBTAIN THIS CAPITAL THROUGH EQUITY ISSUANCES, YOUR INTEREST IN US COULD BE DILUTED OR, IF WE OBTAIN IT THROUGH DEBT, OUR OPERATING FLEXIBILITY COULD BE LIMITED BY COVENANTS

     We may require additional financing to support our continued operations and for general corporate purposes. We may not be able to fund all of our future capital needs from income from operations. Consequently, we may have to rely on third-party sources of capital, which may not be available to us on favorable terms, if at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential and our present and future revenue. We may also pursue equity investments from strategic partners in the future. If we pursue additional equity offerings, our existing stockholders' interests will be diluted. If we decide to use debt financing, we may have to comply with a variety of operating covenants which could limit our operating flexibility.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD NEGATIVELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

     If our stockholders sell substantial amounts of our common stock, including shares issued when options and warrants are exercised or shares of our preferred stock are converted into common stock, in the public market following this offering, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future.

     As of February 29, 2000, we had 50,973,048 shares of common stock outstanding, assuming no exercise of outstanding options or warrants or conversion of preferred stock. As of February 29, 2000, holders of approximately
7.4 million restricted shares of our stock or vested options or warrants to purchase restricted shares of our common stock, representing 14.5% of our shares outstanding on that date, have rights which may require us to register their shares with the SEC. In addition, in connection with our pending acquisitions, we have agreed, if these acquisitions close, to register with the SEC up to approximately 2.0 million additional restricted shares for sale for the accounts of holders of stock and options of these companies. By exercising their registration rights and causing a large number of shares to be sold in the public market, these stockholders could cause the market price of our common stock to fall. In addition, if these stockholders demand to include their shares in one of our registration statements, our ability to raise needed capital could be adversely affected.

     As of February 29, 2000, there were outstanding employee stock options to purchase 16,200,593 shares of our common stock, options and warrants to acquire 6,425,413 shares of our common stock, and 1,061,514 shares of preferred stock convertible into an aggregate of 1,694,990 shares of our common stock. The common stock issuable after vesting and upon exercise of these options and warrants and upon conversion of this preferred stock will be eligible for sale in the public market from time to time. The options and warrants generally have exercise prices significantly below the current market price of our common stock. We have also reserved an aggregate of 4,500,000 shares of our common stock for issuance to the former stockholders of FICS if FICS meets specified performance targets while operating as our subsidiary. The possible sale of a significant number of these shares may cause the market price of our common stock to fall.

OWNERSHIP OF OUR COMMON STOCK BY OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT A CHANGE IN CONTROL

     Our directors, executive officers, principal stockholders and their affiliates beneficially own a significant percentage of our outstanding common stock. This concentration of ownership may:

     - delay, defer or prevent a change in control of our operations, which could prevent you from selling your shares at a premium;

     - impede a merger, consolidation, takeover or other business combination;
       or

     - discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, and may cause the market price of our common stock to fall.

MARKET VOLATILITY MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

     The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:

     - actual or anticipated variations in our quarterly operating results;

     - announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

     - changes in financial estimates by securities analysts;

     - conditions or trends in the Internet and online commerce industries;

     - changes in the market valuations of other Internet or online service companies;

     - developments in Internet regulations;

     - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     - unscheduled system downtime;

     - additions or departures of key personnel; and

     - sales of our common stock or other securities in the open market.

     In the past, securities class-action lawsuits have often been instituted against companies following stock price declines. Litigation of this type, if instituted, could result in substantial costs and a diversion of our management's attention and resources.

INTERNATIONAL OPERATIONS AND CURRENCY EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT US

     We conduct our business worldwide and may be adversely affected by changes in demand resulting from:

     - fluctuations in currency exchange rates;

     - governmental currency controls;

     - changes in various regulatory requirements;

     - political and economic changes and disruptions;

     - difficulties in enforcing our contracts in foreign jurisdictions;

     - export/import controls;

     - tariff regulations;

     - difficulties in staffing and managing foreign sales and support operations;

     - greater difficulties in trade accounts receivable collection; and

     - possible adverse tax consequences.

     In addition, we maintain our international executive offices and a significant portion of our maintenance, consulting, and research and development operations in Belgium. Therefore, our operations may also be affected by economic conditions in Belgium. These risks associated with international operations may harm our business.

                                    BUSINESS

OVERVIEW

     We are the leading global infrastructure provider of Internet-based solutions for financial organizations. Through our "engage, enable, everywhere" strategy, we provide the solutions that empower our client banks, brokerage firms and insurance companies to engage and enable their customers to access their financial information and conduct transactions everywhere the Internet is available. We believe our solutions empower our clients to increase revenue, strengthen customer relationships and gain competitive advantage by meeting the evolving needs of their customers across various lines of business, market segments and delivery channels.

     We provide a comprehensive set of Internet-based financial services solutions which touch every significant facet of the financial services industry. From banking, brokerage and insurance to personal financial management and tax preparation capabilities, our suites of consumer, retail, small business and corporate applications provide a comprehensive set of solutions for global, national, regional and local financial organizations. Our solutions, including our VerticalOne personal information aggregation service and our Edify interactive voice response technology, reach beyond traditional online financial services to help financial organizations deliver value to their customers, resulting in greater customer retention and increased revenue opportunities for our clients. In addition, we have implemented wireless solutions in the United States, Europe and Australia that allow our clients' customers to access account information and conduct transactions through cellular telephones and hand-held personal digital assistants.

     We built our revenue model based on charging our clients for our technology as they use it to deliver added value to their customers. To date, we have derived a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenues based on the numbers of our clients' end users who use the solutions we provide, as well as from the transactions we process through our Data Centers.

INDUSTRY

     Use of the Internet is growing dramatically. In 1999, International Data Corporation, a global market research firm, estimated that there were 66 million Internet users in the United States and 132 million Internet users worldwide. By the end of 2002, IDC estimated that the number of Internet users will increase to 125 million in the United States and 320 million worldwide. A 1998 U.S. Department of Commerce study estimated that Internet users are spending an increasing amount of time on the Internet, with Internet traffic doubling every 100 days.

     The growing acceptance of the Internet as a safe, secure and cost-effective means of doing business represents an enormous opportunity for companies to generate additional revenues through Internet commerce. IDC estimated that revenue from business-to-consumer e-commerce will increase from approximately $15 billion in 1997 to more than $178 billion in 2003, a compound annual growth rate of 51%. Forrester Research, a consulting and analysis firm, estimates that revenue from business-to-business e-commerce will increase from approximately $43 billion in 1998 to more than $1.3 trillion in 2003, a compound annual growth rate of 98%. We expect Internet banking to increase in popularity, as well. As Internet banking increases in popularity with consumers and businesses, we expect more financial organizations to offer Internet-based financial services to their customers. IDC estimated that the number of banks offering online banking services will increase from 1,150 in 1998 to 15,845 by 2003.

     Similar changes are occurring around the world. Forrester Research estimates that nearly 16 million Europeans became Internet-enabled in 1999, doubling penetration to 49 million Internet users, or 13% of the population of Europe. In addition, Datamonitor, a market research firm, predicts that there will be over 21 million people in Europe banking over the Internet by 2004. The market for financial services in Europe is changing dramatically with the advent of a single currency and less restrictive work and travel laws across a large block of Western Europe. Our clients and potential clients are taking advantage of these changes to pursue pan-European financial services strategies which we believe will rely heavily on the Internet.

     Worldwide use of wireless telecommunications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for the mass business and consumer markets. Advances in technology, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum have contributed to this growth worldwide. Dataquest, a market research firm, estimates that there were approximately 217 million digital wireless subscribers worldwide at the end of 1998 and that the number of subscribers will grow to 706 million by the end of 2002.

     While use of the Internet has grown, changes have occurred to the regulatory framework facing financial organizations like banks, brokerage firms and insurance companies. In the fourth quarter of 1999, Congress repealed the Banking Act of 1933 (Glass-Steagall), which separated commercial banking from investment banking, and also repealed a 1956 law that separated bank and insurance companies. Under the current guidelines, banks, insurance companies and securities firms are allowed to enter one another's businesses through direct offerings or through mergers or consolidations.

     As a result of these market trends and industry changes, financial organizations must compete for customers who are demanding the enhanced service and increased personal convenience they can derive by using the Internet. This competition is accelerating the demand for an integrated technology solution that satisfies the service demands of customers, while providing the financial organizations with a convenient personalized communication and marketing channel. Because of the technological difficulties, long development times and risks associated with building internal solutions, many financial organizations are seeking third-party providers, like us, to design and implement their Internet solutions.

THE S1 ADVANTAGE

     We believe we are well positioned to provide solutions to the problems posed by the changing financial services industry because we offer financial organizations a one-stop-shop for their Internet financial services needs. We believe that we derive our competitive advantage from our:

     - ability to serve financial organizations across all of their targeted markets and applications;

     - broad range of innovative products, including Internet financial services applications, our personal information aggregation service and our customer contact technology, all of which are scalable to meet increasing end user demand;

     - global reach with clients on five continents and 1,626 employees worldwide;

     - management team's experience, vision and expertise in the financial services industry; and

     - ability to offer our clients the option to implement our solutions directly or to outsource them to our Data Centers.

     We offer our solutions to all sizes and types of financial organizations, ranging from small banks to global financial institutions, brokerage firms and insurance companies. In addition, through our pending acquisition of Q-Up Systems, Inc., we intend to expand our coverage of the community bank market. To these financial organizations, we offer solutions designed to span all of their targeted markets. We provide products that empower our clients to engage over the Internet not only individuals of varying degrees of wealth and financial sophistication, but also small businesses and large corporations.

     To community banks and other financial organizations that prefer to focus solely on their Internet banking strategies, we offer a complete turnkey, Microsoft Windows NT-based Internet banking product. We have implemented our NT-based product for more financial organizations than any other company offering an NT-based Internet banking product. To financial organizations desiring to offer additional functionality to consumers, we offer a product that integrates banking, investments and insurance applications with personalized content, resulting in a complete financial destination site. We also offer business-oriented Internet-based products that deliver banking and cash management along with customizable content. In addition, we complement these financial services products with our personal information aggregation service and our customer contact technology.

     We have established a global infrastructure and distribution network through which we deliver our products and services through our acquisitions of FICS and Edify in November 1999 and our strategic relationship with Andersen Consulting. Because all of our Internet financial services solutions can be customized for use with multiple languages and currencies, we believe we are well-positioned to exploit this infrastructure advantage through continued global expansion. Since November 1999, we have established several new client relationships abroad. In addition, we have licensed our wireless solutions to clients in Greece, Luxembourg and Australia over the last year.

     Our management team's experience, vision and expertise in the financial services industry also differentiate us from our competitors. Using technology we developed while we were a subsidiary of Security First Network Bank, in 1995 we launched SFNB as the first FDIC-insured Internet bank in the world. Our executive team is consistently recognized for its industry experience, talent and visionary strength. Our co-founder and chief executive officer, James S. Mahan, III, was recently named one of the top ten most influential personalities in banking by FutureBanker magazine. In addition, Mr. Mahan and virtually all of our senior executives gained experience in the financial services industry before joining us. We believe this experience provides us with insight into the needs of financial organizations.

     We believe our Data Center operations provide us with another advantage over our competitors. We believe that Internet-based solutions are more difficult for our clients to support than other technologies they may employ. As a result, to meet our clients' increasing outsourcing needs, we built a Data Center near our Atlanta headquarters. Through our Data Centers, we provide organizations with a cost-effective alternative to building, staffing and maintaining their own data centers to host their Internet financial services offerings. Our Data Center operations provide us with recurring revenues from our clients based on the number of their customers who are using our products. Because we anticipate that global demand for outsourcing of Internet-based financial applications will increase, we intend to expand our Data Center operations internationally. We are currently establishing data center sites in London and Singapore to serve our clients in Europe and the Asia/Pacific region.

THE S1 STRATEGY

     We provide Internet-based solutions to financial organizations worldwide through our "engage, enable, everywhere" strategy. Our solutions allow our clients to engage and enable their customers to access their financial information and conduct transactions with them everywhere the Internet is available. Through our solutions, we enable our clients to extend and strengthen customer relationships, increase revenue and create a competitive advantage. We describe the key elements of our "engage, enable, everywhere" strategy below.

     Maintain technology leadership. We have invested heavily in the development of our technology since our inception. In February 2000, we received a patent for our invention of the three-tier architecture, which combines local data storage with interfaces to the main financial system, creates a superior capability to access financial information for customers of our clients by providing greater availability of the information and an interactive register. In addition, we continue to engineer our technology to provide increased scalability. Performance testing on our most recent version of our Consumer Suite indicated that the product could support up to 20 million end users in a typical client configuration. We also continue to expand the ability of our product to work with all Internet-enabled devices. We have implemented wireless solutions in the United States, Europe and Australia that enable customers of our clients to access their account information and conduct transactions over the Internet through cellular telephones and hand-held personal digital assistants. We intend to expand the availability and breadth of our wireless solutions to meet the growing demand we perceive for wireless solutions. We plan to continue to offer leading-edge technology that empowers our clients to offer feature-rich and easy-to-use Internet financial services in a secure environment.

     Continue to introduce leading-edge products and services. We plan to develop and acquire additional products and enhancements to existing products to respond to changing client needs and market demands. Our solutions enable end users of our clients to consolidate, store, personalize and process their financial information. We incorporate into our solutions a broad range of products, allowing our clients to engage their customers over the Internet. For example, we incorporate BroadVision's "One-to-One" marketing product in our solutions, which allows our clients to market additional products and services to particular customers based on their characteristics and the activities they perform while using our products. Also, as a result of our acquisition of VerticalOne Corporation in November 1999, we now offer an innovative aggregation service that makes our solutions more appealing to end users who wish to view all of their financial information and other personal account information at our clients' Web sites. We also offer interactive voice response solutions.

     Partner with leading distribution and implementation players. We intend to expand and leverage our relationships with key business partners. These relationships broaden our distribution network and provide resources that contribute to effectively maximizing opportunities. For example, in 1999 we entered into a relationship with Andersen Consulting. Andersen Consulting provides us with associates whom we train to assist us in the implementation of our products and also supports our marketing of our products to large financial organizations worldwide. In addition, we have formed distribution alliances with third-party data processors, including Fiserv, Inc., M&I Data Services and NCR Corporation, through which we support our small and mid-sized financial organization clients.

     Continue to expand our operations internationally. Our acquisition of FICS and Edify and our strategic relationship with Andersen Consulting have provided us with a global infrastructure and distribution network through which we can deliver our solutions. We plan to continue to expand our operations in Europe and the Asia/Pacific region through continued development of integrated banking, investment and insurance solutions. We also intend to market our aggregation service and our wireless solutions aggressively, both alone and bundled with our core products. In addition, we expect to expand our existing Data Center operations to meet anticipated growth in international demand for outsourcing services. We are currently establishing a European-based Data Center in London and a Data Center in Singapore for our Asia/Pacific regional operations. Like our existing Data Center in Atlanta, we are designing each of these new facilities to host our entire line of products and to ensure the security of data and communications. We may enhance our global expansion efforts through strategic relationships or joint ventures with key players in a particular region if we determine that joining forces can help us achieve our goals more efficiently. In addition, we will evaluate and may pursue alternative capital structures, including strategic partnerships, joint ventures or equity offerings, to enhance our global expansion efforts. For example, in December 1999 we announced a letter of intent with Zurich Financial Services under which Zurich would invest in a separate business unit that would operate our European-based Data Center. We are continuing to evaluate that structure, as well as alternative structures for our European operations.

     Pursue strategic acquisitions. We intend to pursue strategic acquisitions that would provide additional technology, product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. In November 1999, using these criteria, we acquired three companies:
Edify, based in Santa Clara, California; FICS, based in Brussels, Belgium; and VerticalOne, based in Atlanta Georgia. Since January 1, 2000, we have entered into agreements to acquire two additional companies: Davidge Data Systems, Inc., a New York, New York-based provider of order routing services to brokerage firms; and Q-Up Systems, Inc., an Austin, Texas-based provider of Internet financial services solutions to community banks. If we had closed on each of these two pending acquisitions on March 8, 2000, we would have issued an aggregate of approximately 2.6 million shares of our common stock and assumed and issued options that, if exercised, would have required us to issue up to approximately 1.7 million additional shares of our common stock.

     We intend to structure our organization to maximize our ability to apply our management team's experience and expertise to address the changing financial services industry. In fiscal year 2000, we are operating our VerticalOne subsidiary and our interactive voice response divisions as separate business units that pursue their own business plans. We plan to operate Davidge and Q-Up as separate business units after we close on these acquisitions, as well. We will also continue to evaluate and make strategic investments in, and develop relationships with, start-up companies that we believe offer promise of developing additional products or services complementary to our own.

PRODUCTS AND SERVICES

     We build integrated Internet-based solutions that enable our clients to deliver value to their customers, allowing our clients to increase revenue, strengthen customer relationships, and gain competitive advantage. Our core financial services products enable customers of financial organizations to access their account information and conduct most of their financial transactions over the Internet. Our financial services products can be combined with financial planning tools and personalized content which enhance our clients' abilities to keep their customers engaged. Our recently acquired VerticalOne aggregation service increases the frequency, duration and quality of these customers' visits to our clients' Web sites. We also maintain a global professional services staff whose members are fully trained in the customization and implementation of our solutions.

     Our products and services address the needs of financial organizations to offer solutions across multiple markets ranging from the typical consumer to high net worth individuals and from small businesses to large corporations. Our products integrate components covering the full scope of the financial services industry, including banking, brokerage and insurance applications. We design our products to ensure scalability as the number of customers using our clients' Internet financial services applications increases. Performance testing on the most recent version of our Consumer Suite indicated that the product could support up to 20 million end users in a typical client configuration.

     We separate our product lines into those serving the consumer and business markets. We describe the features of our products within each of these categories below.

  Consumer-Oriented Products

     We offer two Internet banking solutions targeted to meet both the needs of financial organizations that desire a turnkey solution and the needs of organizations that desire a more comprehensive solution.

     To community banks and other financial organizations that prefer to focus solely on their Internet banking strategies, we offer S1 Retail Banking, a Windows NT-based banking solution that is complete and ready to operate when delivered to the financial organization. S1 Retail Banking offers a targeted group of services and functionality ideal for financial organizations focused on banking, and can be customized with optional bill payment and presentment and targeted marketing capabilities. S1 Retail Banking is the most widely installed NT-based Internet solution at mid-sized and large banks.

     Our other Internet banking product, S1 Consumer Banking, may be integrated with the rest of the S1 Consumer Suite products, resulting in a comprehensive product offering. S1 Consumer Banking provides an interactive check register that is updated daily with cleared transactions and real-time for any future dated transactions entered by the customer. In addition, financial information can be supplemented with personalized categories for reporting and financial management.

     The S1 Consumer Suite is comprised of the additional following applications:

     - S1 Consumer Investments

     - S1 Relationship Management

     - S1 Consumer Insurance

     - S1 Bill Presentment

     - Content and Planning Tools

     The S1 Consumer Suite appeals to financial organizations that want to integrate multiple capabilities for the convenience of their customers. The S1 Consumer Suite is a comprehensive and customizable suite that allows financial organizations to provide their customers with Internet banking, brokerage, bill presentment and payment and insurance products and services. In addition, through the S1 Consumer Suite, by identifying the activities they perform while using our applications, financial organizations can engage in personalized "one-to-one" marketing of additional products and services geared to meet the needs of their existing customers. This suite creates financial destination sites with broad, robust functionality integrated across multiple financial products, including many optional add-ons such as customer care, tax preparation and financial planning tools.

  Business-Oriented Products

     S1 Business Suite. The S1 Business Suite is designed for financial organizations that want to deepen their relationships with small to mid-sized businesses by offering remote access to their financial information along with cash and financial management tools. The S1 Business Suite delivers a wide range of financial services including banking, cash management, and customizable content to create a financial destination site for the business user.

     S1 Corporate Suite. We developed the S1 Corporate Suite for financial organizations that want to focus on their large corporate customers by offering a comprehensive, Internet-based cash management offering. The S1 Corporate Suite offers broad-ranging banking functionality over the Internet for global payments, balance and transaction reporting, check services, customer messaging, custody and trade finance. It is designed for financial organizations looking to provide integrated Internet banking applications to meet their customers worldwide needs.

  Complementary Offerings

     In addition to the products and services described above, we deliver a number of other products and services that extend our core products.

     Aggregation Service. Through our wholly owned subsidiary, VerticalOne, we offer a service that consolidates, organizes and presents the personal account information of our clients' customers at our clients' Web sites. Our service allows customers of our clients to go to our clients' Web sites to view summary snapshots of their account balances from a variety of sources, including:

     - airline and other reward programs;

     - communications companies, including telephone and cellular services;

     - brokerage and other investment sites;

     - credit card companies;

     - banks;

     - Web-based e-mail; and

     - other service providers that bill customers over the Internet.

     Because our aggregation service offers our clients' customers the convenience of a single master password and user identification code, it allows these customers to eliminate the need to remember and key in disparate user names and passwords at each source's site. In addition, with our "Quick Login" feature, our clients' customers can use a hyperlink to jump directly to their opening screens at a particular Web site if they want to after viewing their account balances from our clients' sites.

     We have marketed our aggregation service successfully to non-financial organizations including BellSouth Corporation and Disney's Go Network, and we intend to continue to target other organizations that maintain an active Internet presence. Moreover, we believe that this service is particularly useful for clients that employ our financial services solutions. By combining our financial services solutions, which consolidate the customer's financial data within an organization, with our aggregation service, financial organizations can act as an aggregator of their customers' account information from other financial organizations or account sources. As a result, financial organizations can position their Web sites as financial destinations that provide customers with access to all of their personal account information.

     Customer Contact Technology. We offer interactive voice response solutions that allow organizations to automate, integrate and personalize interactions with customers through multiple channels, yielding stronger, more profitable relationships. Using customer-determined profiles and interests, our clients can notify their customers about new products or services. Calls that do require human assistance can automatically be routed to the most appropriate person. All of these goals can be accomplished through a combination of channels, including telephone, Internet, e-mail, fax, and pager.

     In addition, we offer a natural language speech recognition product and an optional marketing campaign management component that enables businesses to deliver products and services to targeted prospects consistently through multiple channels.

     Data Center Services. In August 1999, we opened a new Data Center in Atlanta to accommodate our clients' increasing outsourcing needs. The Data Center employs the latest, proven technology to support some of our largest financial organization clients. We earn recurring revenues for each end user we process for our clients through our Data Center.

     Through our Data Center operations, we provide organizations with a cost-effective alternative to building, staffing and maintaining their own data centers to host their Internet financial services offerings. By outsourcing to our Data Centers, organizations can gain immediate access to highly skilled information systems specialists who know the online financial services business and can deliver solutions to the organizations' customers faster.

     We expect to continue to extend our Data Center operations to meet anticipated growth in international demand. We recently entered into a sublease for property on which we are establishing a European-based Data Center. In addition, we are currently establishing a Data Center in Singapore for our Asia/Pacific regional operations as demand for these outsourcing services increases. Like our existing Data Center in Atlanta, we are designing each of these new facilities to host our entire line of products and to ensure the security of data and communications.

     Professional Services. We surround our applications with flexible implementation, maintenance and support options. We provide professional services for the installation and integration of our products, including installation at third-party data processing centers and direct licensee sites or integration of the financial organization's data processing systems within our Data Centers. In addition, we provide training, consulting and product enhancement services.

     We maintain a worldwide customer engagements team of more than 512 qualified professionals to assist with customization and implementation of our applications and to support the efforts of our partners to integrate our solutions with their own. In addition, we have partnered with Andersen Consulting, one of the world's largest and most highly regarded systems integrators, to offer a comprehensive and experienced team of consultants and implementation specialists. A significant number of Andersen Consulting associates have already been trained on implementing our applications and are now working actively with our organization to service our customers.

CLIENTS AND MARKETS

     We provide innovative Internet-based financial services solutions to global financial services organizations. We also provide aggregation services to leading Internet portal providers. In addition, we provide our customer relationship management technology to companies in the consumer goods, manufacturing, insurance and healthcare, technology and telecommunications industries.

     During 1999, we provided implementation and product enhancement services for State Farm Mutual Automobile Insurance Company. We derived 40% of our total revenues in 1999 from State Farm. On a pro forma basis, giving effect to our acquisitions of FICS, Edify and VerticalOne as if the transactions occurred on January 1, 1999, State Farm accounted for 21% of our total revenue for 1999.

ALLIANCES AND PARTNERSHIPS

     We have established strategic alliances with organizations around the globe to deliver competitive and comprehensive Internet-based financial service solutions to our customers. Through these global alliances, we intend to accelerate the pace of innovation, implementation and service delivery to financial organizations worldwide. Following is a description of four strategic alliances that we consider particularly important to our operations:

  Andersen Consulting LLP

     In February 1999, we formed a strategic alliance with Andersen Consulting to jointly develop business strategies and implementation processes that increase an organization's ability to leverage new technology, enhance speed to market and compete more effectively in delivery of Internet-based services. This alliance added significant resources that helped expand our capacity for product development, distribution, delivery and implementation. In addition, Andersen Consulting agreed to promote us as its preferred provider of Internet banking solutions. As part of the alliance, a member of the Andersen Consulting worldwide organization made an investment in our common stock, and we issued to Andersen Consulting a warrant to purchase additional shares of our common stock. We expect to benefit from the extensive relationships Andersen Consulting has established with strategic financial services companies throughout the world. In addition, Jackson L. Wilson, Jr., Managing General Partner -- AC Ventures, a unit of Andersen Consulting that invests in new and innovative businesses, joined our Board of Directors in August 1999. Mr. Wilson is also a member of Andersen Consulting's Executive Committee.

  Hewlett-Packard Company

     In February 1999, we entered into an alliance with Hewlett-Packard to provide integrated financial services. As part of the alliance, Hewlett-Packard made an investment in our common stock. Since February 1999, Hewlett-Packard has promoted us as its preferred provider of Internet applications for the financial services industry. We anticipate that this alliance will continue to expand our distribution capacity through Hewlett-Packard's global infrastructure.

  Intuit Inc.

     In May 1999, we entered into a strategic agreement with Intuit to deliver online financial software and services to financial organizations. In connection with that agreement, Intuit made an investment in our common stock and we granted Intuit an option to purchase a significant number of additional shares of our common stock. Since signing this agreement, we have worked on integrating Intuit's TurboTax software within our applications. Further, we plan to equip several of our customers with personal financial management and income tax preparation and electronic filing capabilities in time for preparation of individuals' tax returns for the year 2000.

  BroadVision, Inc.

     We have established a relationship with BroadVision to integrate the BroadVision "One-to-One" marketing product with our solutions. As part of this relationship, we obtained a license to use and resell BroadVision's "One-to-One" marketing suite of products and BroadVision made an investment in our common stock. By integrating the "One-to-One" product into the S1 Consumer Suite, financial services firms using our products will be able to collect and organize data resulting from customer transactions and use that data to specifically target cross selling of products.

ADVISORY RELATIONSHIPS

     We maintain a Customer Advisory Council to provide our executive management team with strategic intelligence, insight, forward vision and guidance to ensure our strategic vision is aligned with the evolving market for Internet-based financial services solutions. The Advisory Council:

     - reviews product strategy;

     - assesses potential strategic partnership opportunities;

     - provides intelligence on competitive offerings and other financial institutions; and

     - provides technical guidance on product functionality.

     The Advisory Council includes representatives of Citibank, BankAmerica, The Principal Financial Group, Synovus Financial Corp., Royal Bank of Canada, and other financial organizations.

     In addition, we have established a Product Advisory Committee that assists us in defining and prioritizing detailed requirements for the products that comprise the S1 Consumer Suite, the S1 Business Suite and the S1 Corporate Suite.

SALES AND MARKETING

     We sell our solutions to small, mid-sized and large financial organizations. As of February 29, 2000, our sales force was comprised of 189 professionals structured in three major regional groups -- Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia/Pacific/Australia). Within each group, we divide our sales force into two teams: named accounts and field sales. Our named accounts sales team manages our relationships with existing customers and markets our products to the 300 largest financial organizations in the world based on asset size. Our named accounts sales force focuses on developing long-term relationships with senior management of large financial organizations, typically including these organizations' chief executive officers and the heads of their retail banking and information technology divisions. The sales cycle for these large financial organizations generally lasts from six to 18 months. Contracts we enter into with these large financial organizations typically have multi-year terms. Once we have established a relationship with these organizations and their senior management teams, we continue to market additional products and services to them.

     Our field sales team focuses on building successful relationships with smaller financial organizations. In addition, our field sales team assumes responsibility for our relationships with our distribution partners including M&I Data Services, Fiserv and NCR, thereby maximizing our market penetration through the reseller channel. Our acquisition of Q-Up will provide us with additional relationships and management focus to further expand our penetration into community financial institutions. The sales cycle for these small to mid-sized financial organizations typically lasts from two to six months, and the contracts we enter into with them typically provide for direct delivery and service requirements which we perform over a shorter period of time than our contracts with large financial organizations. To maximize the understanding of our solutions, our sales support team provides functional and technical sales support.

     In addition to our internal sales efforts and our joint efforts with distribution partners like Andersen Consulting, M&I Data Services, Fiserv and NCR, we market our products and services in other ways to build awareness of the S1 brand. Our marketing efforts include:

     - participating in and exhibiting at industry conferences and trade shows;

     - maintaining memberships in key industry organizations, such as Bank Administration Institute and Global Concepts, a payment systems consulting firm;

     - establishing close relationships with industry analysts to help guide our product development and marketing efforts; and

     - establishing "preferred vendor" relationships like those we have solidified with Andersen Consulting, Hewlett-Packard and Intuit.

PRODUCT AND SOFTWARE DEVELOPMENT

     As of February 29, 2000, our product management and development staff consisted of 483 employees located in three countries. Our product management group is responsible for strategic product planning, managing customer and market demands, performing competitive analysis and managing the product roll-out process for each product under development. The department consists of individuals with extensive industry expertise related to the product they are managing. The product managers work closely with the development group to ensure that the functionality in the product exceeds industry standards.

     Our development group creates new products following an iterative and incremental development life cycle. The software life cycle consists of six phases: initiation planning, analysis-design, construction, testing, implementation and maintenance. Our software developers have extensive experience in advanced software development techniques and work closely with our product managers to ensure that they are considering the complex processes involved in financial services systems.

     This same group is also responsible for quality assurance of products utilizing expertise in software quality assurance techniques. The group utilizes an incremental form of testing for all products. Testing is accomplished in three separate phases: unit testing, system testing and integration testing. These three phases or levels of testing accompany the product development cycle from initial coding through product pre-release for each developmental project. The goal of each testing phase is to detect errors at the earliest stage of the system/product development cycle.

TECHNOLOGY

     Our product architecture provides an open, scalable platform to maximize the value and power of the applications while enabling integration of future technologies.

     Our platform is equipped to deliver hybrid solutions that are designed to meet various business needs of our clients. We deliver both fat and thin server capabilities to suit individual customer requirements. Fat server technology provides the capability to consolidate the end user's financial data from disparate host systems and allows end users to categorize and report on this information. Thin server capabilities provide a cost-effective solution for financial organizations that are looking to provide base functionality to their customers.

     Our applications are designed for various operating systems and platforms. We offer solutions that operate within a UNIX or NT environment, as well as solutions that run on IBM, HP or Sun Microsystems platforms. Our applications are designed with open standards that facilitate integration with both front and back-end systems. Our extensible open object architecture facilitates the integration of applications developed on the same or disparate platforms, developed by us or our partners, internal development teams or other third-party application developers. We have integrated our applications with more than 90 different back-end systems to date. The resulting integrated solutions not only leverage the individual strengths of these separate applications, but also create new service opportunities that yield a higher value to financial organizations than each of the applications alone. Multiple delivery channel support and application integration is accomplished through the use of a number of standards based on approaches such as Extensible Markup Language (XML), Component Object Model (COM), CORBA and Open Financial Exchange (OFX).

     Our Data Center provides access to host computers for messaging, online updates and inquiry into the systems operating our solutions. All communications between the applications running in the Data Center and the organization's host network are routed through a Virtual Private Network connection in order to provide enhanced security. The Data Center is responsible for ensuring availability of all types of communications including online, email, frame relay circuit and host communications. In addition, the Data Center provides production, change control, job scheduling, data storage management, storage of backups and job performance analysis for systems operating our products. Our recovery plan provides the organization with a defined recovery site, data processing resources and vital records required for restoration of all the organization's operations in the Data Center.

COMPETITION

     The market for online banking and financial software is competitive, rapidly evolving and subject to technological change. With the continued development of the Internet as an accepted avenue for providing financial services, we expect competition to intensify. Currently, we perceive that our primary competition comes from the in-house development efforts of our target clients, as some financial organizations believe in using their own resources to build solutions. We believe that this strategy is inefficient for financial organizations because:

     - building an Internet-based financial services solution greatly lengthens time to market;

     - building, maintaining and upgrading the solution is very costly;

     - attracting and retaining the necessary technical personnel is difficult for these organizations; and

     - technology development may be too far outside the financial organizations' core competencies to be effective or successful.

     Additional competitors currently include software companies that provide turnkey online banking and brokerage solutions and Internet integration tools. Among the companies offering Internet banking solutions are Digital Insight Corporation, BROKAT Infosystems AG, Corillian Corporation, Fundtech, Magnet, IBM, BroadVision, Sybase and Online Resources Corporation.

     Our primary competitors with respect to our aggregation service include Yodlee, EZLogin and Corillian's OneSource product. The offerings of these competitors are at various stages of development and marketing. In the customer contact area, we compete principally with stand-alone interactive voice response vendors including InterVoice-Brite, Inc., Lucent Technologies Inc., Periphonics Corporation, Syntellect Technology Corporation and TALX Corp.

     We believe that our ability to compete successfully depends on a variety of factors, including:

     - our ability to empower our clients to engage their customers by offering our comprehensive, scalable and easy-to-use products;

     - our ability to expand our existing offerings, maintain technological leadership and introduce new products;

     - our success with our global expansion efforts;

     - the quality and reliability of our Data Centers and professional services;

     - our ability to integrate successfully the products and service offerings of companies we acquire through strategic acquisitions;

     - the reputation of our solutions in the marketplace; and

     - our pricing policies.

INTELLECTUAL PROPERTY

     Our success is partially dependent upon our leading-edge proprietary technology and information. We rely upon a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. We generally enter into nondisclosure agreements with our employees, contractors, consultants, distributors and corporate partners that limit access to and distribution of our software, documentation and other proprietary information.

     In many cases, we make efforts to protect our proprietary software and business practices by obtaining patents for such technology. In February 2000, we were issued a patent based on our invention of a three-tier architecture with local data storage to provide customers of our clients with access to their account information at financial organizations. We currently have seven patents pending on our technology. We cannot guarantee, however, that applications for such patents will be granted by U.S. or international authorities, nor can we assure that we will be able to enforce such patents, if issued, against third parties. Further, we cannot be sure that a known or unknown competitor has patented technology similar or identical to ours, and that such patents may take priority over ours.

     It is our intention to vigorously protect our innovations. Despite our efforts to protect our proprietary software, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. In particular, we provide our existing and potential distribution partners with access to our product architecture and other proprietary information underlying our licensed software. Policing unauthorized use of our software is very difficult due to the nature of software, and, while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the steps we have taken to protect our services and products are adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

GOVERNMENT REGULATION

     We are subject to examination, and are indirectly regulated by, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or "FRB", the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the various state financial regulatory agencies that supervise and regulate the banks and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include our internal controls in connection with our performance of data processing services and the agreements giving rise to those processing activities. In addition, the FRB has determined that three bank holding companies, Area Bancshares Corporation, Huntington Bancshares Corporation and Wachovia Corporation, control our subsidiary, S1, Inc. As a result, S1, Inc. is subject to restrictions on its activities and supervision, regulation and examination by the FRB as a company controlled by bank holding companies.

     The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business. Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. For example, a recent session of the United States Congress resulted in Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to develop privacy policies, restrict the sharing of non-public customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions, which may apply to us because of the broad definition of "financial institution" contained in the legislation, will be implemented by regulations that will take effect on or after November 12, 2000. Even if the regulations do not apply directly to us, they will apply to our financial institution clients. In addition, the European Union recently enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We are also subject to encryption and security export laws which, depending on future developments, could adversely affect our business.

     Any development that substantially impairs the growth of the Internet or its acceptance as a medium for transaction processing could render our business or operations more costly, less efficient or impossible.

EMPLOYEES

     As of February 29, 2000, we had 1,626 employees. Our employees are not represented by a collective bargaining unit, and we believe our relationships with our employees are satisfactory. In addition to full-time employees, we have used the services of various independent contractors for professional services projects and product development.

ITEM 2.  PROPERTIES.

     Our executive offices are currently located at 3390 Peachtree Road, NE, Atlanta, Georgia. We have, however, entered into a lease for new executive office space at a location near our current facilities and intend to move into the new space once construction is completed in 2001. Our Atlanta-based Data Center is located at 705 Westech Drive, Norcross, GA. Our European headquarters are located at Excelsiorlaan 87, B-1930 Zaventem, Brussels, Belgium. We also maintain offices in the United States in Boston, Charlotte, Dallas, and Santa Clara. We maintain international offices in Johannesburg, Lisbon, London, Luxembourg, Madrid, Melbourne, Paris, Rotterdam, Singapore and Sydney.

     We lease all of our office space as well as our Data Center sites. We owned computer equipment with a book value of $19.6 million at December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which S1 or any of our subsidiaries is a party or of which any of our property or the property of any of our subsidiaries is the subject, other than ordinary routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) A special meeting of S1's shareholders was held on November 10, 1999.

     (b) Not applicable.

     (c) The following matters were voted on and approved by S1's shareholders at the special meeting held on November 10, 1999:

        (i) issuance of shares of S1 common stock in the acquisition of FICS Group N.V. (Proposal 1);

        (ii) issuance of shares of S1 common stock in the acquisition of Edify Corporation (Proposal 2);

        (iii) issuance of shares of S1 common stock in the acquisition of VerticalOne Corporation (Proposal 3); and

        (iv) amendment to S1's charter to change its name to "S1 Corporation."

          As to Proposal 1, shareholders cast 18,785,907 votes for, 94,811 votes against, 27,437 abstentions and 6,894,557 broker non-votes. As to Proposal 2, shareholders cast 18,793,846 votes for, 89,071 votes against, 25,238 abstentions and 6,894,557 broker non-votes. As to Proposal 3, shareholders cast 18,763,976 votes for, 123,386 votes against, 20,793 abstentions and 6,894,557 broker non-votes. As to Proposal 4, shareholders cast 24,884,511 votes for, 172,955 votes against, 17,401 abstentions and 727,845 broker non-votes. The record date for the special meeting was October 1, 1999.

     (d) Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Our common stock has been quoted on the Nasdaq National Market under the symbol "SONE" since October 1998. Prior to that time, the common stock of S1's predecessor, Security First Network Bank, was quoted on the Nasdaq National Market under the symbol "SFNB" from its initial public offering on May 23, 1996 through September 1998. The following table shows, for the periods indicated, the high and low prices per share of our common stock as reported on the Nasdaq National Market, as adjusted for the May 1999 two-for one stock split of the common stock.

                                                            HIGH         LOW
                                                           ------       ------
1998
---------------------------------------------------------
First Quarter............................................  $ 6.94       $ 3.19
Second Quarter...........................................    7.88         3.75
Third Quarter............................................   13.81         5.38
Fourth Quarter...........................................   18.88         4.63
1999
---------------------------------------------------------
First Quarter............................................  $38.00       $14.50
Second Quarter...........................................   79.25        29.50
Third Quarter............................................   50.25        25.13
Fourth Quarter...........................................   89.00        32.13

     As of the close of business on March 8, 2000, there were 599 holders of record of our common stock.

     We have not paid or declared cash dividends on our common stock or preferred stock since our initial public offering in May 1996 and do not anticipate paying cash dividends on our capital stock in the forseeable future.

     On December 23, 1999, S1 issued to America Online, Inc. a Stock Subscription Warrant to purchase 84,994 shares of S1's common stock at a price per share of $80.00. The warrant may be exercised in whole or in part at any time or times from December 23, 1999 to the fifth anniversary of that date. A copy of the Warrant is filed as Exhibit 10.16 to this report and incorporated herein by reference.

     (b) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents our selected statement of operations data and our selected balance sheet data on a consolidated basis. We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements and related notes. You should read this data together with our audited consolidated financial statements and related notes.

                                                                   YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------
                                                     1995       1996       1997       1998        1999
                                                   --------   --------   --------   --------   -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software licenses..............................  $     --   $    512   $  4,142   $  4,781   $    19,050
  Professional services..........................        --        699      6,277     13,747        56,432
  Data center....................................        --         56        411      3,181         8,858
  Other..........................................        --         --         --      2,471         8,550
                                                   --------   --------   --------   --------   -----------
         Total revenues..........................        --      1,267     10,830     24,180        92,890
                                                   --------   --------   --------   --------   -----------
Direct costs:
  Software licenses..............................        --        796      1,605        503           642
  Professional services..........................        --        535      5,346      8,098        36,327
  Data center....................................        --      2,266      6,947      7,218         9,008
  Other..........................................        --         --         --      2,285         7,112
                                                   --------   --------   --------   --------   -----------
         Total direct costs......................        --      3,597     13,898     18,104        53,089
                                                   --------   --------   --------   --------   -----------
         Gross margin............................        --     (2,330)    (3,068)     6,076        39,801
                                                   --------   --------   --------   --------   -----------
Operating expenses:
  Selling and marketing..........................        --      2,154      4,305      4,723        12,169
  Product development............................        --      4,048     10,507     13,768        24,036
  General and administrative.....................        46      3,635      3,981      5,451        13,913
  Depreciation and amortization..................        --        256      1,741      5,347         6,924
  Stock option compensation expense..............        --         --        656      1,544         1,118
  Marketing cost from warrant issued.............        --         --         --         --           715
  Merger related costs...........................        --         --         --         --         8,744
  Acquired in-process research and development...        --         --         --         --        59,300
  Amortization of acquisition intangible
    assets.......................................        --      7,072      4,525      4,384        40,206
                                                   --------   --------   --------   --------   -----------
         Total operating expenses................        46     17,165     25,715     35,217       167,125
                                                   --------   --------   --------   --------   -----------
         Operating loss..........................       (46)   (19,495)   (28,783)   (29,141)     (127,324)
Interest income..................................       101      1,672      1,481        583         2,237
                                                   --------   --------   --------   --------   -----------
(Loss) income from continuing operations.........        55    (17,823)   (27,302)   (28,558)     (125,087)
                                                   ========   ========   ========   ========   ===========
Discontinued operations:
  Loss from operations...........................    (1,535)    (4,236)      (689)    (3,059)           --
  Gain on sale...................................        --         --         --        812            --
                                                   --------   --------   --------   --------   -----------
Loss from discontinued operations................    (1,535)    (4,236)      (689)    (2,247)           --
                                                   --------   --------   --------   --------   -----------
Net loss.........................................  $ (1,480)  $(22,059)  $(27,991)  $(30,805)  $  (125,087)
                                                   ========   ========   ========   ========   ===========
Basic and diluted net loss per common share from
  continuing operations..........................  $     --   $  (1.52)  $  (1.53)  $  (1.30)  $     (4.28)
Basic and diluted net loss per common share from
  discontinued operations........................     (0.08)     (0.36)     (0.04)     (0.10)           --
                                                   --------   --------   --------   --------   -----------
Basic and diluted net loss per common share......  $  (0.08)  $  (1.88)  $  (1.57)  $  (1.40)  $     (4.28)
                                                   --------   --------   --------   --------   -----------
Weighted average number of shares of common stock
  outstanding....................................    18,902     11,748     17,846     22,037        29,228
                                                   ========   ========   ========   ========   ===========
BALANCE SHEET DATA:
  Cash and cash equivalents......................  $  3,710   $  4,122   $  3,137   $ 14,504   $    67,850
  Total assets...................................     3,948     45,941     36,192     48,293     1,132,487
  Notes payable..................................        --         --         --         --         6,351
  Capital lease obligation, excluding current
    portion......................................        --         --         --        159         1,086
  Stockholders' equity...........................     3,367     40,859     25,140     17,229       990,807

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

     The annual report and the documents incorporated into this annual report by reference contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to S1's, FICS's, Edify's and VerticalOne's financial condition, results of operations and business and on the expected impact of the FICS Transaction, the Edify Transaction and the VerticalOne Transaction on S1's financial performance. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify forward-looking statements.

     These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include:

     - the possibility that the anticipated benefits from our recent acquisition transactions will not be fully realized;

     - the possibility that costs or difficulties related to our integration of FICS, Edify and VerticalOne will be greater than expected;

     - our dependence on the timely development, introduction and customer acceptance of new internet services;

     - rapidly changing technology and shifting demand requirements and internet usage patterns;

     - other risks and uncertainties, including the impact of competitive services, products and prices, the unsettled conditions in the internet and other high-technology industries and the ability to attract and retain key personnel; and

     - other risk factors as may be detailed from time to time in our public announcements and filings with the SEC.

OVERVIEW

     We are the leading global infrastructure provider of Internet-based solutions for financial organizations. Prior to September 30, 1998, we were the technology subsidiary of Security First Network Bank, which was the first Internet bank. On September 30, 1998, we completed a reorganization to separate our banking and technology businesses, and then sold the banking business to a subsidiary of Royal Bank of Canada. In November 1999, we completed the acquisitions of Edify, FICS and VerticalOne. On November 10, 1999, we changed our name from Security First Technologies Corporation to S1 Corporation.

  Revenues

     We derive our revenues primarily from three sources:

     Software licenses. We receive license fees from direct licensees and third-party data processors. Direct licensees install and operate our products in their own data centers. We generally receive an initial license fee plus ongoing fees which are based on either the number of end-users or a percentage of the initial license fee. We generally recognize revenues from software license sales upon shipment where no significant obligations remain, in accordance with AICPA Statement of Position 97-2. When services are considered essential to the functionality of the software, the software license and the related services are recognized over the implementation period using the percentage of completion method of accounting.

     A portion of our software license revenue is being recognized on a straight-line basis over either the term of the agreement or, for contracts without a term, the estimated period during which post-contract support is expected to be provided. Under these arrangements, post-contract support and maintenance were bundled as part of the license agreements and sufficient vendor specific evidence did not exist to allocate the total fee to all elements of the arrangement.

     Third-party data processors install our products in their own data processing centers and license the product to their client institutions, typically smaller financial services entities like community banks and thrifts. We receive monthly fees from third party data processors based on the total number of end-users served by the processors' client institutions. These fees are recognized as revenue in the period earned.

     Professional Services. We provide professional services related to the installation and integration of our products. These services include:

     - installing the product at direct licensees and third-party data processing centers;

     - integrating the financial organization data processing systems with our data center for data center clients;

     - providing product enhancements;

     - consulting; and

     - training.

     Revenues derived from contracts to provide services on a time and materials basis are recognized as the related services are performed. Revenues from professional services provided on a fixed fee basis are recognized using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract.

     Data Center. We receive recurring monthly fees from financial institutions that have chosen to use our software and outsource the processing of their financial transactions to our data center. These fees are based on the number of end users of the client institution. In addition, we receive monthly fees for technical support. We recognize these revenues as the services are performed.

  Expenses

     We expect to continue making significant investments in product development to enhance our existing products, develop new products and further advance our technology. Future expenditures in product development will be primarily attributable to the addition of software development personnel with the technological and industry expertise relevant to our technology.

     We expect to increase our sales and marketing efforts to expand our customer base. We expect the sales and marketing staff, which numbered 189 at December 31, 1999, to grow significantly during 2000. We also intend to continue promoting our products and services through conferences, seminars, direct marketing and trade publications.

     We record software development costs in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". We currently do not have any capitalized software development costs.

     We had net operating loss and tax credit carryforwards of approximately $211.0 million at December 31, 1999 with expiration dates beginning in the year 2010 and ending in the year 2019. Of this amount, $87.1 million related to stock option tax deductions, which will be reflected as additional paid-in capital when realized.

     We have incurred annual and quarterly losses from operations since inception. At December 31, 1999, we had an accumulated deficit of $207.9 million.

BUSINESS ACQUISITIONS

     On November 10, 1999, we completed the acquisitions of Edify and VerticalOne. On November 18, 1999, we completed the acquisition of FICS. All three acquisitions have been accounted for as purchase business combinations. Accordingly, the consolidated financial statements include the results of operations of Edify and VerticalOne from November 1, 1999 and the results of operations of FICS from December 1, 1999.

     We exchanged 5,966,333 shares of common stock and 1,319,044 employee stock options with a value of approximately $378.2 million for all of the outstanding shares and stock options of Edify. Of the total purchase price of $381.7 million, which includes $3.5 million of costs incurred directly related to the acquisition, we allocated $296.7 million to goodwill, $34.0 million to identifiable intangible assets, $20.0 million to in-process research and development and $31.0 million to net assets acquired.

     We exchanged 3,842,487 shares of common stock and 471,440 employee stock options with a value of approximately $161.4 million for all of the outstanding shares and stock options of VerticalOne. Of the total $179.4 million purchase price, which includes $3.0 million of acquisition costs and $15.0 million of preferred stock purchased before the closing of the acquisition, we allocated $126.2 million to goodwill, $22.5 million to identifiable intangible assets, $7.3 million to in-process research and development and $23.4 million to net assets acquired.

     We exchanged 10,000,000 shares of common stock and 1,149,638 employee stock options with a value of approximately $421.3 million for all of the outstanding shares and stock options of FICS. Of the total $426.1 million purchase price, which includes $4.8 million of costs incurred directly related to the acquisition, we allocated $401.3 million to goodwill, $48.0 million to identifiable intangible assets, $32.0 million to in-process research and development and $55.2 million to net liabilities acquired. The former FICS stockholders may also be able to obtain up to an additional 4,500,000 shares of our common stock over a two-year period if FICS meets specified criteria while operating as our subsidiary.

RESULTS OF OPERATIONS

     The following discussion of our results of operations for the years ended December 31, 1997, 1998 and 1999 is based on data derived from the statements of operations contained in our audited consolidated financial statements appearing elsewhere herein. The following table presents this data as a percentage of total revenues:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1997         1998         1999
                                                            ------       ------       ------
Revenues:
  Software licenses..................................         38.2%        19.8%        20.5%
  Professional services..............................         58.0         56.9         60.8
  Data center........................................          3.8         13.1          9.5
  Other..............................................           --         10.2          9.2
                                                            ------       ------       ------
          Total revenues.............................        100.0        100.0        100.0
                                                            ------       ------       ------
Direct costs:
  Software licenses..................................         14.8          2.1          0.7
  Professional services..............................         49.4         33.5         39.2
  Data center........................................         64.1         29.9          9.7
  Other..............................................           --          9.4          7.7
                                                            ------       ------       ------
          Total direct costs.........................        128.3         74.9         57.3
                                                            ------       ------       ------

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1997         1998         1999
                                                            ------       ------       ------
Operating expenses:
  Selling and marketing..............................         39.8         19.5         13.1
  Product development................................         97.0         56.9         25.8
  General and administrative.........................         36.8         22.6         15.0
  Depreciation and amortization......................         16.1         22.1          7.5
  Stock option compensation expense..................          6.0          6.4          1.1
  Marketing cost from warrant issued.................           --           --          0.8
  Merger related costs...............................           --           --          9.4
  Acquired in-process research and development.......           --           --         63.8
  Amortization of acquisition intangible assets......         41.8         18.1         43.3
                                                            ------       ------       ------
          Total operating expenses...................        237.5        145.6        179.8
                                                            ------       ------       ------
Operating loss.......................................       (265.8)      (120.5)      (137.1)
Interest income......................................         13.7          2.4          2.4
                                                            ------       ------       ------
Loss from continuing operations......................       (252.1)%     (118.1)%     (134.7)%
                                                            ======       ======       ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Revenues

     Total revenues increased by $68.7 million to $92.9 million for the year ended December 31, 1999 from $24.2 million in the year ended December 31, 1998, an increase of 284%. The components of 1999 revenue were $19.1 million in software license fees, $56.4 million in professional service fees, $8.9 million in data center fees and $8.5 million in other revenue. As a result of the size of the companies with which we do business, the magnitude of our implementations and our limited amount of capacity to perform implementations, a significant portion of our revenues may be attributed to a limited number of clients in any given period.

     Software Licenses. Software license fees increased by $14.3 million to $19.1 million in the year ended December 31, 1999 from $4.8 million in the year ended December 31, 1998, an increase of 298%. Software license fees represented 21% of total revenues in the year ended December 31, 1999 compared to 20% of total revenues in the year ended December 31, 1998. Approximately $9.9 million of the increase in software license fees relates to the acquisitions of Edify and FICS in the fourth quarter of 1999. Approximately $4.0 million of the remaining increase relates to the recognition of revenue from licensing agreements entered into in the fourth quarter of 1998. These license fees have been recorded as deferred revenue and are recognized as revenue over a three-year maintenance period.

     Professional Services. Professional services revenues increased by $42.7 million to $56.4 million in the year ended December 31, 1999 from $13.7 million in the year ended December 31, 1998, an increase of 312%. Professional services revenues represented 61% of total revenues in the year ended December 31, 1999 compared to 57% of total revenues in the year ended December 31, 1998. Approximately $8.3 million of the increase relates to the acquisitions of Edify and FICS during the fourth quarter of 1999. Excluding the effect of the acquisitions, the increase in professional services revenue related to several large implementation projects and product enhancement projects performed for existing clients during 1999.

     Data Center. Data Center revenues increased by $5.7 million to $8.9 million in the year ended December 31, 1999 from $3.2 million in the year ended December 31, 1998, an increase of 178%. Data Center revenues represented 10% of total revenues in the year ended December 31, 1999 compared to 13% of total revenues in the year ended December 31, 1998. The decrease in Data Center revenue as a percentage of total revenues is a result of the increase in total revenues due to the acquisitions discussed above. The dollar increase can be attributed to increased end user demand for our Internet financial applications, minimum fees for new financial institutions implemented during the year and increased support fees. The average quarterly revenue per end user increased slightly to $15.45 in the fourth quarter of 1999 from $15.21 in the fourth quarter of 1998. We anticipate that the average quarterly revenue per end user will decrease as financial services entities increase the number of their customers using our product.

     Revenues associated with the our Data Centers are directly influenced by the number of financial services entities that are using our products through our Data Centers and the number of end users of these financial services entities. During the month of December 1999, our Atlanta-based Data Center processed in excess of 347,000 Internet accounts, representing approximately 226,000 end users. This amount represents an increase of 134% in the number of accounts processed from approximately 148,000 and an increase of 143% in the number of end users from approximately 93,000 for the month of December 1998.

     Other. Other revenue increased by $6.1 million to $8.6 million in the year ended December 31, 1999 from $2.5 million in the year ended December 31, 1998, an increase of 244%. Other revenue, primarily related to the sale of third-party hardware and software used in connection with our products, represented 9% of total revenues in the year ended December 31, 1999 compared to 10% of total revenues in the year ended December 31, 1998. The increase relates to the sale of third party hardware and software for two large implementations, which occurred during 1999. We do not expect to experience this level of other revenues in future periods.

  Direct Costs

     Direct costs increased by $35.0 million to $53.1 million in the year ended December 31, 1999 from $18.1 million in the year ended December 31, 1998, an increase of 193%. Direct costs represented 57% of total revenues in the year ended December 31, 1999 compared to 75% of total revenues in the year ended December 31, 1998.

     Software License Costs. Direct software license costs consist primarily of the cost of third-party software used in our products. Direct costs associated with software licenses increased by $139,000 to $642,000 in the year ended December 31, 1999 from $503,000 in the year ended December 31, 1998, an increase of 28%. Direct costs associated with software licenses represented 3% of software license fees in the year ended December 31, 1999 compared to 10% of software license fees in the year ended December 31, 1998. The decrease in direct costs as a percentage of revenue from 1998 to 1999 relates primarily to license sales generated from acquired companies that did not include third-party software. We anticipate that direct costs associated with software licenses will increase in future periods as we sell additional products that include third-party software.

     Professional Services Costs. Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $28.2 million to $36.3 million in the year ended December 31, 1999 from $8.1 million in the year ended December 31, 1998, an increase of 348%. The increase in direct professional services costs relates primarily to increased personnel working on an increased number of professional services projects. In addition, the increase relates to the acquisitions of Edify and FICS during the fourth quarter of 1999. Direct costs associated with professional services represented 64% of professional services revenues in the year ended December 31, 1999 compared to 59% of professional services revenues in the year ended December 31, 1998. We anticipate that professional services margins will decrease in future periods as the acquired companies historically experienced lower professional services margins than we experienced on a stand-alone basis.

     Data Center Costs. Direct Data Center costs consist of personnel and computer equipment costs. Direct costs associated with Data Center services increased by $1.8 million to $9.0 million in the year ended December 31, 1999 from $7.2 million in the year ended December 31, 1998, an increase of 25%. The increase in direct Data Center costs is primarily attributable to additional costs of our new Atlanta-based Data Center facility, which went into full operation in July 1999. Direct Data Center costs represented 101% of Data Center revenues in the year ended December 31, 1999 compared to 225% of Data Center revenues in the year ended December 31, 1998. The improvement was primarily the result of increased end user volume.

     Other Direct Costs. Other direct costs consist of the cost of third-party hardware and software sold to customers for use with our products. Other direct costs increased by $4.8 million to $7.1 million in the year ended December 31, 1999 from $2.3 million in the year ended December 31, 1998, an increase of 209%. The increase relates to the sale of third-party hardware and software for two large implementations, which occurred during 1999. Other direct costs represented 83% of other revenues in the year ended December 31, 1999 compared to 92% of other revenues in the year ended December 31, 1998.

  Operating Expenses

     Operating expenses increased by $131.9 million to $167.1 million in the year ended December 31, 1999 from $35.2 million in the year ended December 31, 1998, an increase of 375%.

     Selling and Marketing. Selling and marketing expenses increased by $7.5 million to $12.2 million in the year ended December 31, 1999 from $4.7 million in the year ended December 31, 1998, an increase of 160%. Selling and marketing expenses were 13% of total revenues in the year ended December 31, 1999 compared to 20% of total revenues in the year ended December 31, 1998. The dollar increase was due primarily to the acquisition of Edify during the fourth quarter of 1999. Edify's sales model was targeted at a larger number of smaller financial institutions, resulting in higher sales expense as a result of having a larger sales force. The decrease in selling and marketing expenses as a percentage of sales was due to our ability to leverage our relatively fixed selling and marketing expenses over a larger revenue base.

     Product Development. Product development expenses increased by $10.2 million to $24.0 million in the year ended December 31, 1999 from $13.8 million in the year ended December 31, 1998, an increase of 74%. Product development expenses were 26% of total revenues in the year ended December 31, 1999 compared to 57% of total revenues in the year ended December 31, 1998. The dollar increase relates primarily to an increase in personnel expenses for additional product development initiatives, the integration of the products of acquired companies and the acquisitions of Edify and FICS. During 1999, we completed the development of the next version of Consumer Suite and continued development efforts on bill presentment, the next version of investments and the integration of the Intuit products with our products. The increase in product development costs represents our commitment to enhancing the current products by migrating the existing products to a more efficient software architecture and to developing new applications. The decrease as a percentage of total revenues in the year ended December 31, 1999 from the year ended December 31, 1998 resulted from our ability to leverage product development expenses over a larger revenue base.

     General and Administrative. General and administrative expenses increased by $8.4 million to $13.9 million in the year ended December 31, 1999 from $5.5 million in the year ended December 31, 1998, an increase of 153%. General and administrative expenses were 15% of total revenues in the year ended December 31, 1999 compared to 23% of total revenues in the year ended December 31, 1998. The dollar increase is attributable to the increased personnel and infrastructure related to the acquisitions of Edify, FICS and VerticalOne. The decrease as a percentage of our total revenues in the year ended December 31, 1999 from the year ended December 31, 1998 resulted from our ability to leverage general and administrative expenses over a larger revenue base.

     Depreciation and Amortization. Depreciation and amortization expenses increased by $1.6 million to $6.9 million in the year ended December 31, 1999 from $5.3 million in the year ended December 31, 1998, an increase of 30%. Depreciation and amortization expenses were 8% of total revenues for the year ended December 31, 1999 compared to 22% of total revenues in the year ended December 31, 1998. Approximately $1.1 million of the increase was due to the acquisitions during the fourth quarter of 1999. The remaining increase is primarily related to the completion of our new Data Center in 1999.

     Stock Option Compensation Expense. Stock option compensation expense decreased by $400,000 to $1.1 million in the year ended December 31, 1999 compared to $1.5 million in the year ended December 31, 1998. Stock option compensation expense represents the difference between the exercise price of stock options granted and the fair value of our common stock at the time of grant. This amount is being amortized over the vesting periods of the applicable options. We expect this number to increase in future periods as a result of options granted to employees of the newly acquired companies.

     Marketing Cost for Warrant Issued. We recorded $715,000 of marketing costs in the year ended December 31, 1999 related to the issuance to a third-party of a stock warrant to purchase 84,994 shares of our common stock at an exercise price of $80.00 per share. The warrant was issued in connection with a pilot project and distribution agreement between the third-party and one of our subsidiaries. The fair value of the warrant was determined based on the Black Scholes option-pricing model. This amount is being amortized over the period of the pilot project and distribution agreement, which is approximately 60 days. We expect to recognize approximately $4.7 million of expense related to this agreement in the first quarter of 2000.

     Merger Related Costs. We recorded $8.7 million in the year ended December 31, 1999 related to the acquisitions of Edify, FICS, and VerticalOne. Merger related costs consist primarily of expenditures related to building and consolidating infrastructure and other operations of the companies we acquired in the fourth quarter of 1999.

     Acquired In-process Research and Development. In connection with the acquisitions of Edify, FICS and VerticalOne, we allocated a portion of the respective purchase prices to acquired in-process research and development. As part of the process of analyzing each of these acquisitions, we made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. We based this decision on factors such as the amount of time it would take to bring the technology to market, available resources and its progression in developing comparable technology, if any.

     We determined the fair value of in-process research and development for each of the above acquisitions using an income approach. This involved estimating the present value of the after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. Estimates of future cash flows related to the in-process research and development were made for each project based on our estimates of revenue, operating expenses and income taxes from the project. These estimates were consistent with historical pricing, margins and expense levels for similar products. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. Estimated operating expenses include cost of goods sold, selling, general and administrative expenses and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been introduced into the market.

     The selection of the discount rate was based on consideration of our weighted average cost of capital, as well as factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. We believe that the estimated in-process research and development amounts represent fair value and do not exceed the amount a third party would pay for the projects.

     At the date of acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the values allocated to these projects were immediately expensed upon acquisition. Where appropriate, we deducted an amount reflecting the contribution of developed technology to the anticipated cash flows of in-process research and development projects. If the projects are not successful or completed in a timely manner, our product pricing and growth rates may not be achieved and we may not realize the financial benefits expected from the projects. The acquisitions and related in-process research and development expenses are detailed in the table below (in millions):

                                                          PURCHASE   IN-PROCESS    COSTS TO
              COMPANY                 ACQUISITION DATE     PRICE     R&D EXPENSE   COMPLETE
              -------                 -----------------   --------   -----------   --------
Edify...............................  November 10, 1999    $381.7       $20.0        $8.8
FICS................................  November 18, 1999     426.1        32.0         6.7
VerticalOne.........................  November 10, 1999     179.4         7.3         4.9

     Specific details relating to the three acquisitions are discussed below.

     On November 10, 1999, we completed the purchase of Edify for $381.7 million. Edify was involved in the development of interactive voice response ("IVR") and related customer service technology. Edify also was involved in the development of technology to provide financial institutions with the means to deploy a suite of automated banking services via the Internet. The allocation of $20.0 million to in-process research and development represents its estimated fair value using the methodology described above. We allocated the $20.0 million to the following projects: Electronic Workforce ("EWF") ($6.7 million) and Electronic Banking System ("EBS"), which was renamed S1 Retail Banking after the acquisition ($13.3 million). At the time of the acquisition we forecasted that aggregate revenues attributable to the projects would reach approximately $120.0 million in 2000. We expected revenues for the projects to peak between 2001 to 2003 and decline thereafter through the end of the products' lives (2006) as we expected to introduce new product technologies. At the acquisition date, we estimated costs to complete the research and development efforts related to the initial release of the projects to be approximately $8.8 million. We utilized an average risk-adjusted discount rate of 19% to discount projected cashflows.

     Development of the in-process EWF technologies started in April 1999 and had a scheduled release date of April 2000. The most substantial features of the in-process EWF technologies were international capabilities and significant improvements to scalability. These improvements are critical to compete in the international markets. At the acquisition date, Edify had completed the investigation phase, identified the business requirements, and created an engineering task list with a preliminary development schedule, cost and a resource plan. Efforts remaining included completion of the external and internal design, quality assurance, and documentation. The EWF projects were determined to be approximately 60% complete at the acquisition date.

     Development of the in-process EBS technologies began in December 1998 and was slated for completion in late 1999. This project consisted of one-to-one marketing functionality and was designed to provide private branding and cross-selling functionality. The technologies also were expected to incorporate significant enhancements to bill payment and bill presentment functionality. At the acquisition date, Edify had completed its technical investigation of the project and determined the business requirements. Primary efforts remaining to complete the project included external and internal implementation of the branding functionality. The development of the in-process EBS technology was completed in December 1999. Edify also was in the process of developing EBS add-ons related to a small business portal. This project was expected to serve as a one-stop solution for the small business owner. Features were slated to include business banking as well as Web-based payroll, human resources, and procurement applications. These development efforts were expected to require significant work related to the integration of the architecture. At the acquisition date, Edify had completed its investigation of the project, developed a business case, and was in the process of finalizing the business requirements. Development of a significant portion of the content of the financial portal had also been completed. Efforts remaining included external and internal design, IVR integration, and implementation of the financial portal. This project was slated for introduction in the second quarter of 2000. The EBS projects were determined to be approximately 40% complete at the acquisition date.

     On November 18, 1999, we completed the purchase of FICS for $426.1 million. FICS was involved in the development of online customer interaction solutions for corporate and retail banking customers. The allocation to in-process research and development of $32.0 million represents its estimated fair value using the methodology described above. We allocated approximately $19.0 million to Corporate Internet Banking ("CIB"), which was renamed S1 Corporate Suite after the acquisition, a system that will enable secure, browser-based corporate banking over the Internet. We allocated approximately $13.0 million to Retail Internet Banking ("RIB"), which was renamed S1 Retail Banking after the acquisition, a system that will enable secure, browser-based retail banking over the Internet. At the time of the acquisition, we forecasted that aggregate revenues attributable to the projects would reach approximately $68.0 million in 2000. We expected revenues to peak in 2004 and decline thereafter through the end of the products' lives (2006) as we expected to introduce new product technologies. At the acquisition date, we estimated costs to complete the research and development efforts to be approximately $4.3 million. We utilized an average risk-adjusted discount rate of 25% to discount projected cashflows.

     The CIB and RIB products were designed with three distinct segments: the core, localization and customization layers. The primary development efforts were to make the core and localization layers standardized, so that they require minimal client-specific customization work.

     The in-process CIB technology was slated for introduction in late 1999. Additions planned for the technology included retrofitting the development of billing into the new code base, introduction of file import/ export capability, structured messaging functionality, fax-out functionality, and support of the Euro currency. The in-process CIB technology was completed in December 1999. A follow-on release requiring a major architecture upgrade was scheduled for February 2000. This release was intended to support usage in geographical markets with slow Internet connections and will also contain separate localized modules for different regions. Several new features and functions also were planned to be introduced, including trade finance functionality, multiple payments, and automated customer notification. Developmental efforts as of the acquisition date included creation of the concept plan, function analysis, and high-level architecture design. The CIB project was determined to be approximately 50% complete as of the acquisition date.

     The in-process RIB technology was intended to introduce new customer interface and filtering features. The new features are one-to-one marketing, customer alerting functionality, and smart forms. Related efforts include developmental projects utilizing an Extensible Markup Language ("XML")-based tool kit to define data and business rules for internet banking solutions. These related projects commenced in October 1998 and were intended to ease the work required for customization and localization of the CIB and RIB products. The work required addresses identification, performance benchmarking, and validating to determine which middleware application is best and to customize its performance. The feasibility of these new technologies was slated to be validated in late 1999. Overall, the RIB project was estimated to be approximately 70% complete at the acquisition date. The in-process RIB technology was completed in December 1999.

     On November 10, 1999, we completed the purchase of VerticalOne for $179.4 million. VerticalOne was involved in the development of a system that allows users to aggregate their online personal account information on a single, highly secure site. The allocation to in-process research and development of $7.3 million represents its estimated fair value using the methodology described above. At the time of the acquisition, we forecasted that revenues attributable to the in-process projects would reach approximately $6.5 million in 2000. We expected revenues to peak in 2002 and decline thereafter through the end of the product's life (2004) as we expected to introduce new product technologies. At the acquisition date, we expected costs to complete the research and development efforts related to the in-process project to be approximately $2.3 million. We utilized an average risk-adjusted discount rate of 45% to discount projected cashflows.

     VerticalOne completed a limited-functionality version of its system in September 1999, which was categorized as developed technology. In-process technology consists of a vastly expanded version that will support commercially necessary features such as access to multiple accounts from a single provider (e.g., two checking or cellular phone accounts) and wireless access to the system via devices such as the Palm VII personal digital assistant. These features were completed in December 1999. The technology under development also was slated to incorporate an extensive redesign of the system and related databases to improve performance and increase scalability. Development efforts related to creation of core engines to handle registration, data mining, account aggregation, display information and quick login functions, as well as product support systems that handle its interface with external content providers. Development of these in-process technologies began in August 1999 and were expected to finish in late 1999. These additional features were not completed in 1999 and are expected to be completed during the second quarter of 2000. Developments of additional technologies, including the wireless overlay, also began in August 1999 and were expected to be completed in the fourth quarter of 2000. Overall, the developmental efforts were estimated to be approximately 25% complete as of the acquisition date.

     Amortization of Acquisition Intangible Assets. Amortization of acquisition intangible assets increased by $35.8 million to $40.2 million in the year ended December 31, 1999 from $4.4 million in the year ended December 31, 1998, an increase of 814%. Amortization of acquisition intangibles was 43% of total revenues in the year ended December 31, 1999 compared to 18% of total revenues in the year ended December 31, 1998. The increase related to the amortization of goodwill and other identifiable intangible assets resulting from the acquisitions of Edify, FICS, and VerticalOne. We anticipate amortization of acquisition intangible assets in future periods to be approximately $306.8 million annually over the next three years.

     Loss from Continuing Operations. Loss from continuing operations increased by $96.5 million to $125.1 million in the year ended December 31, 1999 from $28.6 million in the year ended December 31, 1998. The increase in net loss was primarily the result of the increase in amortization of acquisition intangible assets, merger related costs and acquired in-process research and development resulting from the acquisitions in November 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Revenues

     Our total revenues increased by $13.4 million to $24.2 million for the year ended December 31, 1998 from $10.8 million in the year ended December 31, 1997, an increase of 124%. The components of 1998 revenue were $4.8 million in software license fees, $13.7 million in professional service fees, $3.2 million in data center fees and $2.5 million of other revenue. As a result of the size of the companies we do business with, the magnitude of our implementations and our limited amount of capacity to perform implementations, a significant portion of our revenues may be attributed to a limited number of clients in any given period.

     Software Licenses. Software license fees increased by $639,000 to $4.8 million in the year ended December 31, 1998 from $4.1 million in the year ended December 31, 1997, an increase of 15%. Software license fees represented 20% of total revenues in the year ended December 31, 1998 compared to 38% of total revenues in the year ended December 31, 1997. This increase in software license fees relates primarily to the recognition of revenue from the license fees included in the technology and licensing agreements with Royal Bank of Canada. These license fees have been recorded as deferred revenue and are recognized as revenue over a three-year maintenance period. In addition, the increase in 1998 is also attributed to a license sale of our Relationship Management product.

     Professional Services. Professional services revenues increased by $7.4 million to $13.7 million in the year ended December 31, 1998 from $6.3 million in the year ended December 31, 1997, an increase of 117%. Professional services revenues represented 57% of total revenues in the year ended December 31, 1998 compared to 58% of total revenues in the year ended December 31, 1997. The dollar increase in professional services revenue in 1998 was driven by projects at a number of large financial services institutions. Additionally, during 1998, we began performing professional services related to product enhancement projects, which include the initial development of an insurance product, incorporation of BroadVision's One-to-One marketing with our Consumer Suite and the integration of a new bill payment provider. Also, in 1997, we were limited in the amount we could bill for professional services because of fixed pricing for implementation services contained in initial contracts.

     Data Center. Data Center revenues increased by $2.8 million to $3.2 million in the year ended December 31, 1998 from $411,000 in the year ended December 31, 1997, an increase of 681%. Data Center revenues represented 13% of total revenues in the year ended December 31, 1998 compared to 4% of total revenues in the year ended December 31, 1997. This increase can be attributed to increased end user demand for our Internet financial applications, the initiation of minimum fees based on capacity requirements and increased maintenance fees. The average quarterly revenue per billable end user increased to $15.21 in the fourth quarter of 1998 from $9.55 in the fourth quarter of 1997. We anticipate that the average quarterly revenue per billable end user will decrease as financial services entities increase the number of their customers using the product.

     Revenues associated with the data center are directly influenced by the number of financial organizations that are using our products through our data center and the number of end users of these financial organizations. During the month of December 1998, the data center processed in excess of 148,000 Internet accounts, representing approximately 93,000 end users. This represents an increase of 199% in the number of accounts processed from approximately 49,500 and an increase of 184% in the number of end users from approximately 32,700 for the month of December 1997.

     Other. Other revenues were $2.5 million in the year ended December 31, 1998, representing 10% of total revenues in the year ended December 31, 1998. Other revenue is primarily related to the sale of third party hardware and software that are used in connection with our products. We began selling third party hardware and software during 1998 related to two large customer implementations.

  Direct Costs

     Direct costs increased by $4.2 million to $18.1 million in the year ended December 31, 1998 from $13.9 million in the year ended December 31, 1997, an increase of 30%. Direct costs represented 75% of total revenues in the year ended December 31, 1998 compared to 128% of total revenues in the year ended December 31, 1997.

     Software License Costs. Direct software license costs consist primarily of the cost of third-party software used in our products. Direct costs associated with software licenses decreased by $1.1 million to $503,000 in the year ended December 31, 1998 from $1.6 million in the year ended December 31, 1997, a decrease of 69%. Direct software license costs in 1998 consisted primarily of the cost of third-party software used in Relationship Management, whereas direct software license costs in 1997 consisted primarily of the amortization of purchased technology. This purchased technology included technology acquired in previous acquisitions and software development costs paid to a contractor in 1995 and 1996. These costs have been amortized using the straight line method over a period of three years. During the fourth quarter of 1997, we wrote off the remaining unamortized balance of goodwill and purchased technology associated with 1996 acquisitions after determining that there were minimal future cash flows expected to be derived from these intangible assets as discussed further below. Direct costs associated with software licenses represented 10% of software license fees in the year ended December 31, 1998 compared to 39% of software license fees in the year ended December 31, 1997.

     Professional Services Costs. Direct professional services costs consist of primarily personnel and related infrastructure costs. Direct costs associated with professional services increased by $2.8 million to $8.1 million in the year ended December 31, 1998 from $5.3 million in the year ended December 31, 1997, an increase of 53%. In addition to increases in personnel, we experienced delays in early implementations of our products, due to integration issues with clients' legacy mainframe systems, which resulted in increased implementation costs, and loss accruals for some fixed-fee contracts. In 1998, we were in the process of converting all financial services entities to version 4.0 of our product. Direct costs associated with professional services represented 59% of professional services revenues in the year ended December 31, 1998 compared to 84% of professional services revenues in the year ended December 31, 1997.

     Data Center Costs. Direct Data Center costs consist of personnel and computer equipment costs. Direct costs associated with Data Center services increased by $271,000 to $7.2 million in the year ended December 31, 1998 from $6.9 million in the year ended December 31, 1997, an increase of 4%. The increase in direct Data Center costs is primarily attributable to the establishment of the basic infrastructure of personnel and equipment needed to process accounts for the growing number of end users of our financial services clients. In an effort to contain Data Center costs, we ended our Data Center facilities management agreement with a third party. We experienced cost savings of approximately $300,000 in the fourth quarter of 1998 from both the elimination of the cost-plus arrangement and the ability to use more efficiently the existing infrastructure. Direct Data Center costs represented 225% of data center revenues in the year ended December 31, 1998 compared to 1,679% of Data Center revenues in the year ended December 31, 1997.

     Other Direct Costs. Other direct costs consist of the cost of third party hardware and software sold to customers for use with our products, which we began selling in 1998. Other direct costs were $2.3 million in the year ended December 31, 1998 and related to hardware and software purchased for two large customer implementations.

  Operating Expenses

     Operating expenses increased by $9.5 million to $35.2 million in the year ended December 31, 1998 from $25.7 million in the year ended December 31, 1997, an increase of 37%.

     Selling and Marketing. Selling and marketing expenses increased by $418,000 to $4.7 million in the year ended December 31, 1998 from $4.3 million in the year ended December 31, 1997, an increase of 10%. Selling and marketing expenses were 20% of total revenues in the year ended December 31, 1998 compared to 40% of total revenues in the year ended December 31, 1997. The dollar increase was due primarily to an increase in the provision for uncollected receivables as a result of the increased revenues in 1998. The decrease in selling and marketing expenses as a percentage of sales was due to our ability to leverage our relatively fixed selling and marketing expenses over a larger revenue base.

     Product Development. Product development expenses increased by $3.3 million to $13.8 million in the year ended December 31, 1998 from $10.5 million in the year ended December 31, 1997, an increase of 31%. Product development expenses were 57% of total revenues in the year ended December 31, 1998 compared to 97% of total revenues in the year ended December 31, 1997. The dollar increase relates primarily to an increase in personnel expenses for additional product development initiatives. During 1998, we completed the development of version 4.0 of our product and added loan functionality to the banking module. In addition, during 1998, we released our Investments product and our Relationship Management product, which integrates BroadVision's "One-to-One" marketing suite of software products our product. The increase in product development costs represents our commitment to enhancing current products by migrating the existing products to more efficient software architecture and to developing new applications. The decrease as a percentage of our total revenues in the year ended December 31, 1998 from the year ended December 31, 1997 resulted from our ability to leverage product development expenses over a larger revenue base.

     General and Administrative. General and administrative expenses increased by $1.5 million to $5.5 million in the year ended December 31, 1998 from $4.0 million in the year ended December 31, 1997, an increase of 38%. General and administrative expenses were 23% of total revenues in the year ended December 31, 1998 compared to 37% of total revenues in the year ended December 31, 1997. A portion of the dollar increase is attributable to charges related to the termination of the facilities management agreement for the data center discussed in depreciation and amortization below. In addition, general and administrative expenses for 1998 include a charge of approximately $600,000 for professional fees related to an unsuccessful transaction. The remaining increase relates to the expanded personnel infrastructure to manage our growth. The decrease as a percentage of our total revenues in the year ended December 31, 1998 from the year ended December 31, 1997 resulted from our ability to leverage general and administrative expenses over a larger revenue base.

     Depreciation and Amortization. Depreciation and amortization expenses increased by $3.6 million to $5.3 million in the year ended December 31, 1998 from $1.7 million in the year ended December 31, 1997, an increase of 212%. Depreciation and amortization expenses were 22% of total revenues for the year ended December 31, 1998 compared to 16% of total revenues in the year ended December 31, 1997. The increase was due primarily to a one-time charge of approximately $1.2 million related to the termination of an outsourcing contract for the Data Center. In addition, we wrote-off computer equipment totaling approximately $500,000 as the result of a physical inventory performed in 1998. The remaining increase in depreciation and amortization related to increased technology purchases in 1998 as a result of our growth.

     Stock Option Compensation Expense. Stock option compensation expense amounted to $1.5 million in the year ended December 31, 1998 compared to $656,000 for the year ended December 31, 1997. Stock option compensation expense represents the difference between the exercise price of stock options granted and the fair value of our common stock at the time of grant. This amount is being amortized over the vesting periods of the applicable options.

     Amortization of Acquisition Intangible Assets. Amortization of acquisition intangible assets charges decreased $141,000 to $4.4 million in the year ended December 31, 1998 from $4.5 million in the year ended December 31, 1997, a decrease of 3%. Amortization of acquisition intangible assets charges were 18% of total revenues in the year ended December 31, 1998 compared to 42% of total revenues in the year ended December 31, 1997. Included in the 1997 amortization of acquisition intangible assets charges are one-time charges of $1.4 million for the write-off of goodwill and purchased technology from previous acquisitions. Excluding this charge in 1997, amortization of acquisition intangible assets increased $1.3 million to $4.4 million in the year ended December 31, 1998 from $3.1 million in the year ended December 31, 1997, an increase of 42%. The increase related to the amortization of goodwill and other identifiable intangible assets resulting from an acquisition in November 1997.

  Results of Discontinued Operations

     On September 30, 1998, we completed the sale of our banking operations to a U.S. based subsidiary of Royal Bank of Canada. The Royal Bank subsidiary agreed to pay $3.0 million in excess of the net assets sold. Also, there is a $1.5 million holdback for indemnification which we will receive by March 31, 2000 if there are no indemnifiable claims. The banking operations included substantially all of the loans and investment securities as well as its deposit relationships and were legally separated from the technology operations through the formation of a holding company and the contribution of $10.0 million in capital in connection with the sale of the banking operations. We recorded a gain of $812,000 on the sale of our banking operations. The gain on sale includes a $1.3 million charge related to the estimated fair value of options to purchase our capital stock issued to Royal Bank in March 1998 in connection with the sale by Security First Network Bank of the banking operations.

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

CONSOLIDATED QUARTERLY OPERATING RESULTS

     The following table shows selected unaudited consolidated quarterly statement of operations data and that data as a percentage of total revenues for the years ended December 31, 1999 and 1998. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

                                                                            THREE MONTHS ENDED
                                         ----------------------------------------------------------------------------------------
                                         MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                           1998       1998       1998        1998       1999       1999       1999        1999
                                         --------   --------   ---------   --------   --------   --------   ---------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses....................  $   669    $   770     $ 1,069    $ 2,273    $ 2,308    $ 2,330     $ 2,260    $  12,152
  Professional services................    2,449      2,608       3,748      4,942      7,722     10,911      14,769       23,030
  Data center..........................      310        594         927      1,350      1,547      2,044       2,072        3,195
  Other................................       --        577         801      1,093        423        390       5,698        2,039
                                         -------    -------     -------    -------    -------    -------     -------    ---------
        Total revenues.................  $ 3,428    $ 4,549     $ 6,545    $ 9,658    $12,000    $15,675     $24,799    $  40,416
                                         -------    -------     -------    -------    -------    -------     -------    ---------
Direct costs:
  Software licenses....................       20         20          20        443        133         99          99          311
  Professional services................    1,504      1,638       2,028      2,928      4,955      6,431       8,480       16,461
  Data center..........................    1,823      1,825       1,937      1,633      1,687      2,029       2,163        3,129
  Other................................       --        514         778        993        344        333       4,425        2,010
                                         -------    -------     -------    -------    -------    -------     -------    ---------
        Total direct costs.............  $ 3,347    $ 3,997     $ 4,763    $ 5,997    $ 7,119    $ 8,892     $15,167    $  21,911
                                         -------    -------     -------    -------    -------    -------     -------    ---------
Operating expenses:
  Selling and marketing................    1,071      1,137         955      1,560      1,079      1,174       1,153        8,763
  Product development..................    2,989      3,144       3,717      3,918      4,321      4,439       5,221       10,055
  General and administrative...........      955      1,129       1,287      2,080      1,562      2,132       3,291        6,928
  Depreciation and amortization........      637        652         761      3,297      1,194      1,267       1,465        2,998
  Stock option compensation expense....      709        648          83        104        107        107         107          797
  Marketing cost from warrant issued...       --         --          --         --         --         --          --          715
  Merger related costs.................       --         --          --         --         --        250       1,851        6,643
  Acquired in-process research and
    development........................       --         --          --         --         --         --          --       59,300
  Amortization of acquisition
    intangible assets..................    2,088      2,083         110        103        103        103          --       40,000
                                         -------    -------     -------    -------    -------    -------     -------    ---------
        Total operating expenses.......  $ 8,449    $ 8,793     $ 6,913    $11,062    $ 8,366    $ 9,472     $13,088    $ 136,199
                                         -------    -------     -------    -------    -------    -------     -------    ---------
Operating loss.........................   (8,368)    (8,241)     (5,131)    (7,401)    (3,485)    (2,689)     (3,456)    (117,694)
Interest income........................      255        135          52        141        227        527         777          706
                                         -------    -------     -------    -------    -------    -------     -------    ---------
Loss from continuing operations........  $(8,113)   $(8,106)    $(5,079)   $(7,260)   $(3,258)   $(2,162)    $(2,679)   $(116,988)
                                         =======    =======     =======    =======    =======    =======     =======    =========
Basic and diluted net loss per common
  share from continuing operations.....  $ (0.39)   $ (0.38)    $ (0.23)   $ (0.31)   $ (0.13)   $ (0.08)    $ (0.10)   $   (3.05)
                                         =======    =======     =======    =======    =======    =======     =======    =========
Weighted average number of shares of
  common stock outstanding.............   21,047     21,526      22,351     23,194     24,698     26,052      27,628       38,339
                                         =======    =======     =======    =======    =======    =======     =======    =========

                                                                    AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  Software licenses....................       20%        17%         16%        24%        19%        15%          9%          30%
  Professional services................       71         57          58         51         64         70          60           57
  Data center..........................        9         13          14         14         13         13           8            8
  Other................................       --         13          12         11          4          2          23            5
                                         -------    -------     -------    -------    -------    -------     -------    ---------
        Total revenues.................      100        100         100        100        100        100         100          100
                                         -------    -------     -------    -------    -------    -------     -------    ---------
Direct costs:
  Software licenses....................        1         --          --          5          1          1          --            1
  Professional services................       44         36          31         30         41         41          34           41
  Data center..........................       53         40          30         17         14         13           9            8
  Other................................       --         11          12         10          3          2          18            5
                                         -------    -------     -------    -------    -------    -------     -------    ---------
        Total direct costs.............       98         87          73         62         59         57          61           55
                                         -------    -------     -------    -------    -------    -------     -------    ---------
Operating Expenses:
  Selling and marketing................       31         25          15         16          9          7           5           22
  Product development..................       87         69          57         41         36         28          21           25
  General and administrative...........       28         25          20         22         13         14          13           17
  Depreciation and amortization........       19         14          12         34         10          8           6            7
  Stock option compensation expense....       21         14           1          1          1          1          --            2
  Marketing cost from warrant issued...       --         --          --         --         --         --          --            2
  Merger related costs.................       --         --          --         --         --          2           7           16
  Acquired in-process research and
    development........................       --         --          --         --         --         --          --          147
  Amortization of acquisition
    intangible assets..................       61         46           2          1          1          1          --           99
                                         -------    -------     -------    -------    -------    -------     -------    ---------
        Total operating expenses.......      247        193         107        115         70         61          52          337
                                         -------    -------     -------    -------    -------    -------     -------    ---------
Operating loss.........................     (245)      (180)        (80)       (77)       (29)       (18)        (13)        (292)
Interest income........................        7          3          --          1          2          3           3            2
                                         -------    -------     -------    -------    -------    -------     -------    ---------
Loss from continuing operations........     (238)%     (177)%       (80)%      (76)%      (27)%      (15)%       (10)%       (290)%
                                         =======    =======     =======    =======    =======    =======     =======    =========

     Due to our limited operating history, we cannot forecast operating expenses based on our historical operating results. As a result, we establish expense levels based in part on future projections of revenues. Revenues currently depend heavily on our ability to sell software licenses and implementation and outsourcing services for Internet banking solutions. Future revenues will likely include more Data Center revenues, which will depend on our customers' ability to attract and retain end users. If actual revenues are less than projected revenues, we may be unable to reduce expenses proportionately, which could adversely affect our operating results, cash flows and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations from private sales of common and preferred stock. As of December 31, 1999, we had cash and cash equivalents of $67.9 million compared to $14.5 million at December 31, 1998 and investment securities available for sale, which consisted entirely of equity securities, of $62.8 million at December 31, 1999 compared to $3.9 million at December 31, 1998.

     In 1999, cash used in continuing operations was $30.0 million compared to $11.9 in 1998. The increase in cash used in operations between 1999 and 1998 is primarily the result of an increase in accounts receivable resulting from the increase in revenues in 1999 as compared to 1998.

     Cash provided by investing activities was $14.3 million in 1999 compared to $7.4 million in 1998. The increase in cash provided by investing activities was the result of the net cash acquired through acquisitions of $31.4 million, which was offset by purchases of property and equipment of $17.1 million. Capital expenditures in 1999 relate to the establishment of our new Data Center facilities and expansion of our facilities infrastructure to accommodate our growth.

     Cash provided by financing activities was $69.1 million in 1999 compared to $13.5 million in 1998. The increase relates to equity sales to Intuit, Hewlett-Packard and Andersen Consulting, which are described below. In addition, proceeds from the exercise of stock options was $11.9 million in 1999 compared to $3.6 million in 1998. These increases were offset by payments made on notes payable of $6.8 million in 1999.

     On February 19, 1999, we entered into strategic alliances with Hewlett-Packard and Andersen Consulting. As part of these alliances, Hewlett-Packard agreed to make a $10.0 million equity investment in our common stock and Andersen Consulting agreed to make a $4.0 million equity investment in our common stock. The stock sales closed as of April 30, 1999. At closing, we issued an aggregate of 254,804 shares of our common stock. On February 19, 1999, we granted to Andersen Consulting warrants to purchase up to an additional 200,000 shares of our common stock at $54.94 per share. The warrants will vest, if at all, in three installments of 40,000, 80,000 and 80,000 shares only if we enter into agreements to sell our services or license our products to a list of specified customers as a result of our relationship with Andersen Consulting. The warrants expire in February 2001. Vested warrants expire two years from the vesting date. At December 31, 1999, 200,000 warrants were outstanding and none were exercisable.

     On February 25, 1999, we granted Royal Bank a warrant to purchase 800,000 shares of our common stock at a price of $30.00 per share. The warrant will vest in four equal installments if, as of four annual measurement dates, beginning one year after the completion of the implementation of specified applications within our Consumer Suite, Royal Bank has an additional one million end users using our software. Each installment terminates if the targeted customer levels are not achieved or if an installment vests, the warrant terminates ninety days after the vesting date. At December 31, 1999, 800,000 warrants were outstanding and none were exercisable.

     As part of the sale of the banking operations to Royal Bank, we issued to Royal Bank four separate options to purchase up to an aggregate of $10.0 million in capital stock. In 1998, Royal Bank exercised the first option for 420,876 shares at an exercise price of $5.94 per share. In 1999, Royal Bank exercised options to purchase 382,614 shares at $6.53 per share and 347,831 shares at $7.19 per share. The fourth option for 316,232 with a per share exercise price of $7.91 expires in June 2000 and remains exercisable and outstanding at December 31, 1999.

     On February 25, 1999, we entered into an agreement with Royal Bank under which Royal Bank agreed to implement certain applications within our Consumer Suite. Royal Bank has agreed to pay $50.0 million to us on the following schedule: the first $5.0 million was due to be paid no later than February 2000, with the remaining amount to be paid equally over a four year period after Royal Bank has implemented our software. Royal Bank paid us $5.0 million to satisfy the first installment. If Royal Bank terminates its minimum payment obligation, it is required to pay a termination fee equal to 40% of the unpaid amount. In connection with this agreement, we issued 215,000 shares of newly designated Series C redeemable convertible preferred stock. We recorded a subscription receivable of $12.0 million, the estimated fair value of the preferred stock at issuance, and will reduce such subscription receivable, including imputed interest, as the payments under the arrangement are received. The right to convert Series C on a two-for-one (post-split) basis into our common stock will vest, if at all, in five installments. On February 25, 2000, the first installment of 21,500 shares vested and became convertible. The remaining four installments each comprised of 48,375 shares, will vest and become convertible if Royal Bank has paid minimum fees of $11,250,000 per year for the first four years following the completion date of the implementation. If the minimum fees paid by Royal Bank at any anniversary date of the completed implementation exceed the minimum fee level for the next anniversary date, Royal Bank may elect to vest in the next installment of shares. The right to convert Series C into common stock expires ninety days after the vesting date. Any shares of Series C that do not vest and become convertible into shares of common stock on or before March 31, 2004 become mandatorily redeemable by us for an amount equal to $0.01 per share. At December 31, 1999, no shares of Series C were vested and convertible.

     On May 16, 1999, we entered into a Stock Purchase and Option Agreement with Intuit pursuant to which Intuit purchased 970,813 shares of our common stock for $50.0 million. We also granted Intuit options to purchase 3,629,187 and 950,000 shares of our common stock that vested upon the closing of the Edify and FICS acquisitions, respectively. Intuit was granted 445,000 additional options to purchase our common stock that may become exercisable based on the achievement of certain earn-out targets for FICS. All of the Intuit options were granted with an exercise price of $51.50 per share and expire on November 10, 2004. At December 31, 1999, 5,024,187 of these options were outstanding and 4,579,187 were exercisable. On March 5, 2000, Intuit transferred its shares and the options to Intuit Ventures Inc., a wholly owned subsidiary of Intuit.

     On December 23, 1999, we granted a vested, immediately exercisable warrant to purchase 84,994 shares of our common stock at $80.00 per share in connection with a pilot project and distribution agreement between a third party and one of our subsidiaries. At December 31, 1999, the warrant was outstanding and exercisable. The warrant expires on December 23, 2004.

     At December 31, 1999, we had approximately $4.4 million outstanding and approximately $2.2 million available under various line of credit facilities. The amounts outstanding under the lines of credit at December 31, 1999 were subsequently paid. Approximately $2.0 million was outstanding at December 31, 1999 under notes payable to a bank and we expect to pay this amount in 2000.

     We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

     Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in our earnings. Because of our net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in our computation of diluted earnings per share if they had been dilutive was 39,993,097 in 1999 and 31,436,512 in 1998.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     Our business operations were not adversely affected by any year 2000 issues. Prior to the end of 1999, we acted to ensure that our products and critical internal business systems were year 2000 compliant, including forming a company-wide task force, with representation from all major business units to evaluate and manage the risks, solutions and cost associated with addressing this issue. The Task Force identified all business systems, products and services, including third party software we used in conjunction with our products and implemented actions for the systems, products and services which were not year 2000 compliant. Our Task Force developed and implemented a strategy to minimize the impact of year 2000 technology problems. Our strategic plan included regular reporting of progress to our management and board of directors.

     The costs incurred in addressing the year 2000 problem were expensed as incurred in compliance with generally accepted accounting principles. None of these costs were material to the results of operations in any one period. Significant portions of the costs which were incurred were not incremental but rather related to development efforts. However, we may incur significant costs if unanticipated year 2000 compliance problems arise. These unanticipated costs, or our failure to correct any unanticipated year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. We intend to adopt this statement when required. We are currently assessing the impact of this pronouncement on the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). In March 2000, the SEC released SAB101A which defers reporting on the effects of the adoption of SAB 101 until the second fiscal quarter of 2000. The Company is evaluating the implications of SAB 101 and to date nothing has been identified that would significantly change the Company's historical practices with respect to the events that trigger revenue recognition and the measurement of revenue.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

     The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues, costs and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders' equity titled accumulated other comprehensive income. Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. At this time, we do not use instruments to hedge our foreign exchange exposure because the effect of foreign exchange rate fluctuations would not be material. The net liabilities of our foreign operations at December 31, 1999 was approximately $20.4 million.

     For our operating locations in countries participating in the European Union, the euro was adopted as their common legal currency effective January 1, 1999. We have not experienced any significant problems related to the euro conversion and do not expect the euro conversion to have a material impact on our results of operations.

     We are exposed to market risk from changes in our investment securities available for sale which consists entirely of our investment in BroadVision, Inc. common stock. At December 31, 1999, our marketable securities were recorded at fair value of approximately $62.8 million. Our investment in BroadVision, Inc. common stock has exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 10% in quoted market prices. This hypothetical change would reduce the carrying value of our investment as well as our unrealized gain on investment securities available for sale which is included as a component of stockholders' equity. This hypothetical change would have an immaterial effect on the recorded value of our investment securities available for sale.

     Our only long term liabilities are capital lease obligations at a fixed rate. Therefore, we do not believe there is any material exposure to market risk changes in interest rates relating to current or long term liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
Report of Independent Accountants...........................    42
Independent Auditors' Report................................    43
Consolidated Balance Sheets -- December 31, 1998 and
  December 31, 1999.........................................    44
Consolidated Statements of Operations -- For the Years Ended
  December 31, 1997, 1998
  and 1999..................................................    45
Consolidated Statements of Cash Flows -- For the Years Ended
  December 31, 1997, 1998
  and 1999..................................................    46
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income (Loss) for the Years Ended December
  31, 1997, 1998 and 1999...................................    47
Notes to Consolidated Financial Statements..................    50
FINANCIAL STATEMENT SCHEDULE:
For each of the three years ended December 31, 1999
  II -- Valuation and Qualifying Accounts...................    67
Independent Auditors' Report................................    68

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of S1 Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries (the "Company") at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth for the year ended December 31, 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of the Company as of December 31, 1998 and for each of the two years in the period ended December 31, 1998 were audited by other independent accountants whose report dated February 4, 1999 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP

Atlanta, GA
February 21, 2000,
except for Note 14, as to which the date is March 6, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
S1 Corporation:

     We have audited the accompanying consolidated balance sheet of S1 Corporation and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S1 Corporation and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Atlanta, Georgia
February 4, 1999

                        S1 CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1998        1999
                                                              -------   ----------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current assets:
Cash and cash equivalents...................................  $14,504   $   67,850
Investment securities available for sale (cost of $1,800 at
  December 31, 1998 and 1999) (note 3)......................    3,936       62,754
Accounts receivable, net of allowance for doubtful accounts
  of $415 at December 31, 1998 and $8,584 at December 31,
  1999 (note 4).............................................   17,520       70,136
Note receivable.............................................       --        1,500
Prepaid expenses............................................      505        6,625
Other current assets........................................      805          678
                                                              -------   ----------
  Total current assets......................................   37,270      209,543
Property and equipment, net (note 4)........................    5,355       24,580
Intangible assets, net (note 1).............................    2,677      106,508
Goodwill, net (note 2)......................................      237      788,293
Note receivable.............................................    1,500           --
Other assets................................................    1,254        3,563
                                                              -------   ----------
  Total assets..............................................  $48,293   $1,132,487
                                                              =======   ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $ 3,232   $   29,493
Accrued salaries and benefits...............................      566       12,123
Accrued other expenses......................................    3,145       44,122
Deferred revenues...........................................   10,378       20,469
Notes payable (note 5)......................................       --        6,351
Current portion of capital lease obligation (note 8)........      875          759
                                                              -------   ----------
  Total current liabilities.................................   18,196      113,317
Deferred revenues...........................................   12,034        9,283
Capital lease obligation, excluding current portion (note
  8)........................................................      159        1,086
Deferred tax liability (note 7).............................      675       15,386
Other liabilities...........................................       --        2,608
                                                              -------   ----------
  Total liabilities.........................................   31,064      141,680
                                                              -------   ----------
Stockholders' equity (notes 6 and 9):
Preferred stock, $0.01 par value. Authorized 25,000,000
  shares. Issued and outstanding 1,385,528 and 1,393,014
  shares at December 31, 1998 and 1999, respectively........   11,911       23,089
Common stock, $0.01 par value. Authorized 350,000,000
  shares. Issued and outstanding 24,527,004 and 48,831,243
  shares at December 31, 1998 and 1999, respectively........      245          488
Additional paid-in capital..................................   86,811    1,126,607
Receivable from the sale of stock...........................       --      (11,735)
Accumulated deficit.........................................  (82,840)    (207,927)
Accumulated other comprehensive income:
  Net unrealized gains on investment securities available
    for sale, net of taxes..................................    1,325       60,143
  Cumulative foreign currency translation adjustment, net of
    taxes...................................................     (223)         142
                                                              -------   ----------
  Total stockholders' equity................................   17,229      990,807
                                                              -------   ----------
Commitments and contingencies (note 8)
  Total liabilities and stockholders' equity................  $48,293   $1,132,487
                                                              =======   ==========

See accompanying notes to consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------    -----------    -----------
                                                           (IN THOUSANDS, EXCEPT SHARE AND
                                                                   PER SHARE DATA)
Revenues:
Software licenses.................................    $     4,142    $     4,781    $    19,050
Professional services.............................          6,277         13,747         56,432
Data center.......................................            411          3,181          8,858
Other.............................................             --          2,471          8,550
                                                      -----------    -----------    -----------
  Total revenues..................................         10,830         24,180         92,890
                                                      -----------    -----------    -----------
Direct costs:
Software licenses.................................          1,605            503            642
Professional services, excluding stock option
  compensation expense of $144,000 and $119,000
  for 1998 and 1999...............................          5,346          8,098         36,327
Data center.......................................          6,947          7,218          9,008
Other.............................................             --          2,285          7,112
                                                      -----------    -----------    -----------
  Total direct costs..............................         13,898         18,104         53,089
                                                      -----------    -----------    -----------
Expenses:
Selling and marketing, excluding stock option
  compensation expense of $125,000 in 1999........          4,305          4,723         12,169
Product development, excluding stock option
  compensation expense of $377,000, $857,000, and
  $544,000 for 1997, 1998 and 1999................         10,507         13,768         24,036
General and administrative, excluding stock option
  compensation expense of $279,000, $543,000 and
  $330,000 for 1997, 1998 and 1999................          3,981          5,451         13,913
Depreciation and amortization.....................          1,741          5,347          6,924
Stock option compensation expense.................            656          1,544          1,118
Marketing cost from warrant issued................             --             --            715
Merger related costs..............................             --             --          8,744
Acquired in-process research and development......             --             --         59,300
Amortization of acquisition intangible assets.....          4,525          4,384         40,206
                                                      -----------    -----------    -----------
  Total operating expenses........................         25,715         35,217        167,125
                                                      -----------    -----------    -----------
Operating loss....................................        (28,783)       (29,141)      (127,324)
Interest income...................................          1,481            583          2,237
                                                      -----------    -----------    -----------
Loss from continuing operations...................        (27,302)       (28,558)      (125,087)
Discontinued operations:
Loss from operations..............................           (689)        (3,059)            --
Gain on sale......................................             --            812             --
                                                      -----------    -----------    -----------
Loss from discontinued operations.................           (689)        (2,247)            --
                                                      -----------    -----------    -----------
  Net loss........................................    $   (27,991)   $   (30,805)   $  (125,087)
                                                      ===========    ===========    ===========
Basic and diluted net loss per common share from
  continuing operations...........................    $     (1.53)   $     (1.30)   $     (4.28)
Basic and diluted net loss per common share from
  discontinued operations.........................          (0.04)         (0.10)            --
                                                      -----------    -----------    -----------
Basic and diluted net loss per common share.......    $     (1.57)   $     (1.40)   $     (4.28)
                                                      ===========    ===========    ===========
Weighted average number of shares of common stock
  outstanding.....................................     17,845,524     22,036,652     29,227,732
                                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997       1998       1999
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................  $(27,991)  ($30,805)  $(125,087)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Loss from discontinued operations...........................       689      3,059          --
Gain on sale of discontinued operations.....................        --       (812)         --
Depreciation and amortization including acquisition
  charges...................................................     4,996     10,006      47,130
Write-down of purchased technology..........................     1,400         --          --
Acquired in-process research and development................        --         --      59,300
Compensation and marketing expense for options and
  warrant...................................................       656      1,544       1,833
Provision for doubtful accounts receivable..................       257        871         785
Increase in accounts receivable.............................    (3,252)   (14,213)    (27,950)
Decrease (increase) in other assets.........................      (807)       110      (3,575)
(Decrease) increase in accounts payable.....................    (1,920)     2,746       8,782
Increase (decrease) in accrued expenses.....................        (6)     2,194       8,883
Increase (decrease) in deferred revenue.....................     7,409     13,396        (138)
                                                              --------   --------   ---------
  Net cash used in continuing operations....................   (18,569)   (11,904)    (30,037)
Net cash provided by discontinued operations................     3,213      3,310          --
                                                              --------   --------   ---------
  Net cash used in operating activities.....................   (15,356)    (8,594)    (30,037)
                                                              --------   --------   ---------
Cash flows from investing activities:
Sale of banking operations..................................        --      1,500          --
Net cash acquired through acquisitions......................        --         --      31,440
Purchases of investment securities available for sale.......    (8,736)        --          --
Sales of investment securities available for sale...........    14,979      1,983          --
Maturities of investment securities available for sale......     5,000      8,000          --
Purchases of property, equipment, and purchased
  technology................................................    (2,861)    (4,097)    (17,140)
                                                              --------   --------   ---------
  Net cash provided by investing activities.................     8,382      7,386      14,300
                                                              --------   --------   ---------
Cash flows from financing activities:
Sale of preferred stock.....................................     1,315     10,000          --
Sale of common stock, net of expenses.......................     4,676        970      63,957
Proceeds from exercise of stock options.....................       149      3,634      11,902
Payment of notes payable....................................        --         --      (6,760)
Payment on receivable from sale of stock....................        --         --         962
Payments on capital lease obligations.......................        --     (1,070)       (955)
                                                              --------   --------   ---------
  Net cash provided by financing activities.................     6,140     13,534      69,106
                                                              --------   --------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (151)      (208)        (23)
Cash held in escrow, included in other assets...............        --       (751)         --
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........      (985)    11,367      53,346
Cash and cash equivalents at beginning of period............     4,122      3,137      14,504
                                                              --------   --------   ---------
Cash and cash equivalents at end of period..................  $  3,137   $ 14,504   $  67,850
                                                              ========   ========   =========
Noncash financing and investing activities:
Issuance of common stock for purchased technology...........        --      2,000          --
Issuance of common stock in exchange for marketable equity
  securities................................................        --      1,800          --
Capital lease obligations...................................        --      2,026          --
Conversion of preferred stock to common stock...............       683        768         849
Acquisition of businesses through issuance of common
  stock.....................................................     5,701         --     960,748
Investment securities transferred to banking operations.....     3,902      5,557          --
Issuance of Series C Preferred Stock in exchange for
  subscription receivable...................................        --         --      12,027

See accompanying notes to consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      CONVERTIBLE PREFERRED STOCK
                                                      ------------------------------------------------------------
                                                           SERIES A            SERIES B             SERIES C
                                                      ------------------   -----------------   -------------------
                                                       SHARES     AMOUNT   SHARES    AMOUNT      SHARES     AMOUNT
                                                      ---------   ------   -------   -------   ----------   ------
Balance at December 31, 1996........................  1,637,832   $2,047        --   $    --           --    $ --
 Net loss...........................................         --      --         --        --           --      --
 Change in net unrealized gains on investment
   securities available for sale, net of taxes......         --      --         --        --           --      --
 Conversion of preferred stock to common stock......   (546,700)   (683)        --        --           --      --
 Proceeds from issuance of preferred and common
   stock, net of expenses...........................    159,952   1,315         --        --           --      --
 Issuance of common stock in acquisition............         --      --         --        --           --      --
 Common stock issued upon the exercise of stock
   options..........................................         --      --         --        --           --      --
 Stock option compensation..........................         --      --         --        --           --      --
 Cumulative foreign currency translation
   adjustment.......................................         --      --         --        --           --      --
 Comprehensive income (loss)........................
                                                      ---------   ------   -------   -------   ----------    ----
Balance at December 31, 1997........................  1,251,084   $2,679        --   $    --           --    $ --
 Net loss...........................................         --      --         --        --           --      --
 Change in net unrealized gains on investment
   securities available for sale, net of taxes......         --      --         --        --           --      --
 Conversion of preferred stock to common stock......   (614,620)   (768)        --        --           --      --
 Sale of common stock, net of expenses..............         --      --         --        --           --      --
 Sale of preferred stock............................         --      --    749,064    10,000           --      --
 Common stock issued upon the exercise of stock
   options..........................................         --      --         --        --           --      --
 Stock option compensation..........................         --      --         --        --           --      --
 Issuance of options to acquire common and preferred
   stock............................................         --      --         --        --           --      --
 Issuance of common stock in exchange for purchased
   technology.......................................         --      --         --        --           --      --
 Issuance of common stock in exchange for marketable
   equity securities................................         --      --         --        --           --      --
 Change in cumulative foreign currency translation
   adjustment, net of taxes.........................         --      --         --        --           --      --
 Comprehensive income (loss)........................
                                                      ---------   ------   -------   -------   ----------    ----
Balance at December 31, 1998........................    636,464   $1,911   749,064   $10,000           --    $ --
                                                      =========   ======   =======   =======   ==========    ====


                                                                                          RECEIVABLE
                                                         COMMON STOCK       ADDITIONAL     FROM THE
                                                      -------------------    PAID-IN       SALE OF       ACCUMULATED
                                                        SHARES     AMOUNT    CAPITAL        STOCK          DEFICIT
                                                      ----------   ------   ----------   ------------   -------------
Balance at December 31, 1996........................  16,520,046    $165     $62,562       $     --       $(24,044)
 Net loss...........................................          --      --          --             --        (27,991)
 Change in net unrealized gains on investment
   securities available for sale, net of taxes......          --      --          --             --             --
 Conversion of preferred stock to common stock......   1,093,400      11         672             --             --
 Proceeds from issuance of preferred and common
   stock, net of expenses...........................   1,139,956      12       4,664             --             --
 Issuance of common stock in acquisition............   2,000,000      20       5,681             --             --
 Common stock issued upon the exercise of stock
   options..........................................     221,088       2         147             --             --
 Stock option compensation..........................          --      --         656             --             --
 Cumulative foreign currency translation
   adjustment.......................................          --      --          --             --             --
 Comprehensive income (loss)........................
                                                      ----------    ----     -------       --------       --------
Balance at December 31, 1997........................  20,974,490    $210     $74,382       $     --       $(52,035)
 Net loss...........................................          --      --          --             --        (30,805)
 Change in net unrealized gains on investment
   securities available for sale, net of taxes......          --      --          --             --             --
 Conversion of preferred stock to common stock......   1,229,240      12         756             --             --
 Sale of common stock, net of expenses..............     185,186       2         968             --             --
 Sale of preferred stock............................          --      --          --             --             --
 Common stock issued upon the exercise of stock
   options..........................................   1,515,464      15       4,824             --             --
 Stock option compensation..........................          --      --         787             --             --
 Issuance of options to acquire common and preferred
   stock............................................          --      --       1,300             --             --
 Issuance of common stock in exchange for purchased
   technology.......................................     363,220       4       1,996             --             --
 Issuance of common stock in exchange for marketable
   equity securities................................     259,404       2       1,798             --             --
 Change in cumulative foreign currency translation
   adjustment, net of taxes.........................          --      --          --             --             --
 Comprehensive income (loss)........................
                                                      ----------    ----     -------       --------       --------
Balance at December 31, 1998........................  24,527,004    $245     $86,811       $     --       $(82,840)
                                                      ==========    ====     =======       ========       ========


                                                       ACCUMULATED
                                                          OTHER           TOTAL
                                                      COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                                         INCOME          EQUITY          INCOME
                                                      -------------   -------------   -------------
Balance at December 31, 1996........................    $    129        $ 40,859
 Net loss...........................................          --         (27,991)        (27,991)
 Change in net unrealized gains on investment
   securities available for sale, net of taxes......         (74)            (74)            (74)
 Conversion of preferred stock to common stock......          --              --
 Proceeds from issuance of preferred and common
   stock, net of expenses...........................          --           5,991
 Issuance of common stock in acquisition............          --           5,701
 Common stock issued upon the exercise of stock
   options..........................................          --             149
 Stock option compensation..........................          --             656
 Cumulative foreign currency translation
   adjustment.......................................        (151)           (151)           (151)
                                                                                        --------
 Comprehensive income (loss)........................                                    $(28,216)
                                                        --------        --------        ========
Balance at December 31, 1997........................    $    (96)       $ 25,140
 Net loss...........................................          --         (30,805)        (30,805)
 Change in net unrealized gains on investment
   securities available for sale, net of taxes......       1,270           1,270           1,270
 Conversion of preferred stock to common stock......          --              --
 Sale of common stock, net of expenses..............          --             970
 Sale of preferred stock............................          --          10,000
 Common stock issued upon the exercise of stock
   options..........................................          --           4,839
 Stock option compensation..........................          --             787
 Issuance of options to acquire common and preferred
   stock............................................          --           1,300
 Issuance of common stock in exchange for purchased
   technology.......................................          --           2,000
 Issuance of common stock in exchange for marketable
   equity securities................................          --           1,800
 Change in cumulative foreign currency translation
   adjustment, net of taxes.........................         (72)            (72)            (72)
                                                                                        --------
 Comprehensive income (loss)........................                                    $(29,607)
                                                        --------        --------        ========
Balance at December 31, 1998........................    $  1,102        $ 17,229
                                                        ========        ========

See accompanying notes to consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (LOSS) -- (CONTINUED)

                                                                  CONVERTIBLE PREFERRED STOCK
                                               -----------------------------------------------------------------
                                                    SERIES A            SERIES B                SERIES C           COMMON STOCK
                                               ------------------   -----------------   ------------------------   ----------
                                                SHARES     AMOUNT   SHARES    AMOUNT      SHARES       AMOUNT        SHARES
                                               ---------   ------   -------   -------   ----------   -----------   ----------
Net loss.....................................         --      --         --        --           --            --           --
Change in net unrealized gains on investment
 securities available for sale, net of
 taxes.......................................         --      --         --        --           --            --           --
Change in cumulative foreign currency
 translation adjustment, net of taxes........         --      --         --        --           --            --           --
Conversion of preferred stock to common
 stock.......................................   (207,514)   (849)        --        --           --            --      415,028
Issuance of preferred stock..................         --      --         --        --      215,000        12,027           --
Sale of common stock, net of expenses........         --      --         --        --           --            --    1,225,617
Payment on receivable from the sale of
 stock.......................................         --      --         --        --           --            --           --
Interest earned on receivable from the sale
 of stock....................................         --      --         --        --           --            --           --
Common stock issued upon the exercise of
 stock options...............................         --      --         --        --           --            --    2,854,774
Stock option compensation....................         --      --         --        --           --            --           --
Warrant issued in connection with marketing
 agreement...................................         --      --         --        --           --            --           --
Issuance of common stock in connection with
 acquisitions................................         --      --         --        --           --            --   19,808,820
Comprehensive income (loss)..................
                                               ---------   ------   -------   -------   ----------   -----------   ----------
Balance at December 31, 1999.................    428,950   $1,062   749,064   $10,000      215,000   $    12,027   48,831,243
                                               =========   ======   =======   =======   ==========   ===========   ==========


                                                                             RECEIVABLE                     ACCUMULATED
                                             COMMON STOCK                     FROM THE                         OTHER
                                                  ----------    PAID-IN       SALE OF       ACCUMULATED    COMPREHENSIVE
                                                     AMOUNT     CAPITAL        STOCK          DEFICIT         INCOME
                                                    --------   ----------   ------------   -------------   -------------
Net loss.....................................             --           --           --        (125,087)            --
Change in net unrealized gains on investment
 securities available for sale, net of
 taxes.......................................             --           --           --              --         58,818
Change in cumulative foreign currency
 translation adjustment, net of taxes........             --           --           --              --            365
Conversion of preferred stock to common
 stock.......................................              4          845           --              --             --
Issuance of preferred stock..................             --           --      (12,027)             --             --
Sale of common stock, net of expenses........             12       63,945           --              --             --
Payment on receivable from the sale of
 stock.......................................             --           --          962              --             --
Interest earned on receivable from the sale
 of stock....................................             --          750         (670)             --             --
Common stock issued upon the exercise of
 stock options...............................             29       11,873           --              --             --
Stock option compensation....................             --        1,118           --              --             --
Warrant issued in connection with marketing
 agreement...................................             --          715           --              --             --
Issuance of common stock in connection with
 acquisitions................................            198      960,550           --              --             --
Comprehensive income (loss)..................
                                                    --------   ----------     --------       ---------       --------
Balance at December 31, 1999.................       $    488   $1,126,607     $(11,735)      $(207,927)      $ 60,285
                                                    ========   ==========     ========       =========       ========


                                                   TOTAL
                                               STOCKHOLDERS'   COMPREHENSIVE
                                                  EQUITY          INCOME
                                               -------------   -------------
Net loss.....................................    (125,087)        (125,087)
Change in net unrealized gains on investment
 securities available for sale, net of
 taxes.......................................      58,818           58,818
Change in cumulative foreign currency
 translation adjustment, net of taxes........         365              365
Conversion of preferred stock to common
 stock.......................................          --
Issuance of preferred stock..................          --
Sale of common stock, net of expenses........      63,957
Payment on receivable from the sale of
 stock.......................................         962
Interest earned on receivable from the sale
 of stock....................................          80
Common stock issued upon the exercise of
 stock options...............................      11,902
Stock option compensation....................       1,118
Warrant issued in connection with marketing
 agreement...................................         715
Issuance of common stock in connection with
 acquisitions................................     960,748
                                                                ----------
Comprehensive income (loss)..................                   $  (65,904)
                                                 --------       ==========
Balance at December 31, 1999.................    $990,807
                                                 ========

See accompanying notes to consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business and Basis of Presentation

     S1 Corporation develops integrated Internet software applications that enable financial organizations to offer products, services and transactions over the Internet in a secure environment. S1 Corporation also offers product integration, training, call center technology and data center processing services. On November 10, 1999, the shareholders of Security First Technologies Corporation approved the name change of Security First Technologies Corporation to S1 Corporation ("S1" or the "Company").

     S1 operates in three business segments: Professional Services, Data Center and Product Development. The Professional Services segment provides integration, training, consulting and product enhancement services related to S1's software products. The Product Development segment creates new products to supplement the existing product suite. The Data Center segment provides processing and support services to customers using S1's software products in the S1 data center. S1 manages the business based on these operating segments. The information presented in the consolidated statements of operations reflects the revenues and costs associated with these segments that management used to make operating decisions and assess performance during 1999.

     In the fourth quarter of 1999, the Company completed the acquisitions of Edify Corporation ("Edify"), VerticalOne Corporation ("VerticalOne") and FICS Group, N.V. ("FICS"). The results of operations of these companies are included from the dates of acquisition (see further discussion in Note 2).

     The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     S1 Corporation is the successor company to Security First Network Bank ("SFNB") as a result of the reorganization completed on September 30, 1998. The reorganization was accounted for in a manner similar to a pooling of interests and, as a result, the historical financial statements of SFNB became the historical financial statements of the Company. As more fully discussed in Note 13, the Company sold its banking operations on September 30, 1998, which have been presented as discontinued operations for the years ended December 31, 1997 and 1998 in the accompanying consolidated financial statements.

     The technology market for Internet related financial services is characterized by significant risk as a result of rapid, evolving industry standards, emerging competition and frequent new product and service introductions. To a great extent, the Company's success is dependent on the evolution of the technology markets for Internet related financial services and on its successful implementation of technology for Internet related financial services for certain large customers. Negative developments related to technology for Internet related financial services or problems in implementations for large customers could have an adverse impact on the Company's financial position and results of operations.

     Stockholders' equity, share and per share amounts for all periods presented have been adjusted for a two-for-one stock split effected in the form of a stock dividend paid on May 7, 1999 to holders of record on April 26, 1999.

  Revenue Recognition and Deferred Revenues

     The Company derives substantially all of its revenues from licensing software, providing professional services, and providing data center processing services.

     For software license sales where no significant obligations remain, revenue is recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of

                        S1 CORPORATION AND SUBSIDIARIES
an arrangement, and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. When services are considered essential to the functionality of the software, the software license and the related services are recognized over the implementation period using the percentage of completion method of accounting.

     A portion of the Company's software license revenue is being recognized on a straight-line basis over either the term of the agreement or, for contracts without a term, the estimated period during which post-contract support is expected to be provided. Under these arrangements, post-contract support and maintenance were bundled as part of the license agreement and sufficient vendor specific evidence did not exist to allocate the total fee to all elements of the arrangement.

     Revenues derived from contracts to provide services on a time and materials basis are recognized as the related services are performed. Revenues from professional services, provided on a fixed fee basis, are recognized using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Professional services revenues also include reimbursable expenses and revenues from post-contract customer support and maintenance. Revenues for post-contract customer support and maintenance are recognized ratably over the contract period.

     Data center processing revenues are recognized as the services are performed, and are determined based on the number of end-users of the client institutions during the period or based upon certain agreed upon contractual minimum fees.

     Deferred revenues represent payments received from customers for software licenses or services in advance of revenue recognition.

  Financial Instruments

     Cash and cash equivalents include deposits with commercial banks with original maturities of 90 days or less.

     Investment securities consist entirely of marketable equity securities. The investment securities are classified as available for sale and are reported at fair value, with net unrealized gains or losses included as a component of accumulated other comprehensive income in stockholders' equity. Unrealized losses on all securities that are other than temporary are reported in the statement of operations upon determination that the loss is other than temporary. The specific identification method is used in determining gains and losses on the sale of securities.

     The Company uses financial instruments in the normal course of business. The carrying values of accounts receivable, accounts payable, accrued expenses, deferred revenues and notes payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair values of the Company's investment securities available for sale are included in Note 3 and are based on quoted market prices.

  Property and Equipment

     Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets ranging from 1.5 to 5 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Amortization of assets held under capital lease arrangements is included in depreciation and amortization in the consolidated statement of operations.

  Product Development

     Product development includes all research and development expenses and software development costs. All research and development expenses are expensed as incurred. The Company's policy is to expense all

                        S1 CORPORATION AND SUBSIDIARIES
software development costs associated with establishing technological feasibility, which the Company defines as completion of beta testing. Because of the insignificant amount of costs incurred by the Company between completion of beta testing and customer release, the Company has not capitalized any software development costs in the accompanying consolidated financial statements.

  Merger Related Costs

     Merger related costs include expenses related to establishing the infrastructure and consolidating the operations of acquired companies.

  Intangible Assets and Goodwill

     Intangible assets include purchased technology of $3.1 million at December 31, 1998 and $8.1 million at December 31, 1999, net of accumulated amortization of $0.4 million and $2.1 million at December 31, 1998 and 1999, respectively. Goodwill and other identifiable intangible assets, excluding purchased technology, totaled $6.0 and $934.7 million at December 31, 1998 and 1999, respectively, net of accumulated amortization of $5.8 million at December 31, 1998 and $45.9 million at December 31, 1999. Goodwill and other identifiable intangible assets relate to the Company's acquisitions and are amortized over their estimated useful lives (ranging from eight months to five years) using the straight-line method. Purchased technology represents technology incorporated in the Company's products and is amortized over the useful life of the purchased technology (ranging from two to three years).

     The Company evaluates the recoverability of intangible assets at the end of each period or whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, the Company uses fair value in determining the amount of these intangible assets that should be written off.

  Stock Option Plans

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

  Loss Per Common Share

     Basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options, warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been included in the Company's computation of diluted loss per share if they had been dilutive was 24,936,556 in 1997, 31,436,512 in 1998 and 39,993,097 in 1999.

  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

                        S1 CORPORATION AND SUBSIDIARIES
differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Foreign Currency Translation

     The financial statements of the Company's international subsidiaries are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period. Currency transaction gains or losses, which are included in the results of operations, are immaterial for all periods presented. Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in stockholders' equity.

  Reclassifications

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

2. BUSINESS ACQUISITIONS

     During 1997, the Company expensed the unamortized balance of goodwill and purchased technology resulting from the 1996 acquisitions of Five Paces, Inc. ("FPI") and SecureWare, Inc. ("SecureWare") of approximately $1.4 million, which has been included in the amortization of acquisition intangible assets for the year ended December 31, 1997. The Company made this assessment after determining that there was limited future cash flows associated with the intangible assets acquired.

     On November 24, 1997, the Company completed the acquisition of Solutions By Design, Inc. ("SBD"), a technology consulting firm. The Company exchanged 1,999,998 shares of restricted common stock with a value of approximately $5.7 million for all of the outstanding shares of SBD. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of SBD have been included in the results of operations of the Company since the effective date of the acquisition. Of the $6.2 million total purchase price, which included common stock valued at $5.7 million and transaction costs and liabilities assumed of $0.5 million, $4.2 million was assigned to identifiable intangible assets and $2.0 million was assigned to goodwill. The identifiable intangible assets include employment contracts, which were amortized over the contract life of eight months, exclusivity and non-solicitation agreements, which were amortized over the term of the contract of 18 months, and assembled workforce, which is being amortized over three years. The Company amortized goodwill over a period of two years, which was the period that it will receive benefit from the projects that were developed by the former SBD employees. Additionally, the Company has included $489,000 of nonrecurring charges associated with the SBD acquisition in amortization of acquisition intangible assets for the year ended December 31, 1997. These amounts represent the premium paid to SBD by the Company for services rendered during the fourth quarter of 1997 prior to consummation of the SBD acquisition.

     On November 10, 1999, the Company completed the acquisitions of Edify and VerticalOne. On November 18, 1999, the Company completed the acquisition of FICS. All three acquisitions have been accounted for using the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets recorded as goodwill. The consolidated financial statements include the results of operations of Edify and VerticalOne from November 1, 1999 and the results of operations of FICS from December 1, 1999. The amounts allocated to in-process research and development were based on the results of independent appraisals and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Certain related core technology was valued as existing technology and was not included in the value of the acquired in-process research and development. The value of the purchased in-process research and development was determined using an income approach. This approach involved estimating the present value of the after-tax cash flows expected to be generated by the

                        S1 CORPORATION AND SUBSIDIARIES
purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. Finally, a stage of completion factor was applied to the sum of the present values of the cash flows in the projection period. The stage of completion factor was calculated giving consideration to the costs incurred to date on the in-process research and development relative to the total anticipated costs for each project.

     The Company issued 5,966,333 shares of common stock with a value of approximately $313.5 million for all of the outstanding shares of Edify. The Company also exchanged all outstanding options to purchase Edify stock into 1,319,044 options to purchase S1 common stock with an estimated fair value of $64.7 million. Of the total purchase price of $381.7 million, which includes $3.5 million of costs incurred directly related to the acquisition, $31.0 million was allocated to net assets acquired, $34.0 million to identifiable intangible assets, $296.7 million to goodwill and $20.0 million to in-process research and development. The liabilities assumed included approximately $2.0 million of employee termination costs, of which $0.8 million were unpaid at December 31, 1999. The in-process research and development was expensed upon the closing of the acquisition. Amounts allocated to goodwill, developed technology, and customer lists are being amortized on a straight-line basis over three years. The intangible asset related to the assembled work force is being amortized on a straight-line basis over five years.

     The Company issued 3,842,487 shares of common stock with a value of approximately $144.0 million for all of the outstanding shares of VerticalOne. Approximately, 186,360 of the total shares exchanged were issued to escrow in connection with a general indemnity provision. If no claims arise that are covered by this indemnity provision, the shares will be released after the expiration of one year. These shares are included in the purchase price as they do not relate to specific contingencies and it is not expected that any claims will arise. The Company also exchanged all outstanding options to purchase VerticalOne stock into 471,440 options to purchase S1 common stock with an estimated fair value of $17.4 million. Of the total purchase price of $179.4 million, which includes $3.0 million of acquisition costs and $15.0 million of preferred stock purchased before the closing of the acquisition, $23.4 million was allocated to net assets acquired, $22.5 million to identifiable intangible assets, $126.2 million to goodwill and $7.3 million to in-process research and development. The in-process research and development was expensed upon the closing of the acquisition. Amounts allocated to goodwill and developed technology are being amortized on a straight-line basis over three years. The intangible asset related to the assembled work force is being amortized on a straight-line basis over five years.

     The Company issued 10,000,000 shares of common stock with a value of approximately $378.9 million to acquire all of the outstanding stock of FICS. The Company also exchanged all outstanding options to purchase FICS stock into 1,149,638 options to purchase S1 common stock with an estimated fair value of $42.4 million. Of the total purchase price of $426.1 million, which includes $4.8 million of costs incurred directly related to the acquisition, $55.2 million was allocated to net liabilities acquired, $48.0 million to identifiable intangible assets, $401.3 million to goodwill and $32.0 million to in-process research and development. The liabilities assumed included approximately $0.5 million of lease termination costs related to the elimination of duplicate facilities, which remained unpaid at December 31, 1999. Approximately $0.8 million of fixed assets with no future value as the result of the relocation of certain facilities were written off in the purchase price allocation. A deferred tax liability of $15.2 million was recognized for the difference between the assigned values for book purposes and the tax bases of assets in accordance with SFAS 109. The in-process research and development was expensed upon the closing of the acquisition. Amounts allocated to goodwill, developed technology, and customer list are being amortized on a straight-line basis over three years. The intangible asset related to the assembled work force is being amortized on a straight-line basis over five years.

     FICS stockholders will also have the opportunity to earn up to an additional 4,500,000 shares of S1 common stock through 2001 if certain operating units meet revenue targets of $89 million and $123 million for the years ended December 31, 2000 and 2001, respectively. FICS stockholders can earn up to one half of the 4,500,000 shares by closing sales with specifically identified large customers. These shares have not been

                        S1 CORPORATION AND SUBSIDIARIES
included in the purchase price as they were not issuable at the time of the acquisition. The purchase price will be adjusted when and if these shares become issuable.

     The Company plans to sell the Financial Reporting Systems ("FRS") segment of the FICS business. The expected proceeds from the sale of the FRS segment and the projected net cash used by the FRS business during the holding period, which is expected to be one year, were taken into consideration in the purchase price allocation. Approximately $10.6 million of the total purchase price was allocated to identifiable intangible assets and approximately $1.0 million was allocated to goodwill. These amounts are included in the total purchase price of FICS. The operating loss of the FRS business excluded from the consolidated operating results of the Company for the year ended December 31, 1999 was $0.3 million.

     The following unaudited pro forma summary presents information as if the Edify, VerticalOne and FICS acquisitions occurred at the beginning of fiscal year 1998. The proforma consolidated results are based on historical information and include the impact of certain adjustments, including amortization of intangibles. The proforma information is not necessarily indicative of what actually would have occurred if the acquisitions had been in effect at the beginning of fiscal year 1998 and it is not necessarily indicative of future results from operations of the combined company.

                                                                   (UNAUDITED)
                                                            -------------------------
                                                                   YEAR ENDING
                                                                  DECEMBER 31,
                                                            -------------------------
                                                               1998          1999
                                                            -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER
                                                                   SHARE DATA)
Net revenues..............................................   $ 117,055     $ 177,728
Net loss..................................................    (370,197)     (393,170)
Loss per share............................................       (8.85)        (8.47)

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

     At December 31, 1998 and 1999, investment securities available for sale consisted entirely of marketable equity securities (369,003 shares of BroadVision, Inc.) with a cost of $1.8 million, and a fair value of $3.9 million and $62.8 million, and a gross unrealized gain of $2.1 million and $61.0 million, at December 31, 1998 and 1999, respectively.

     Proceeds from the sales of investment securities were $15.0 million and $2.0 million in 1997 and 1998, respectively. Gross gains of approximately $5,000 in 1997 and $4,000 in 1998 and gross losses of approximately $4,000 in 1997 were realized on sales of investment securities.

                        S1 CORPORATION AND SUBSIDIARIES

4. OTHER FINANCIAL DATA

  Property and Equipment

     A summary of property and equipment at December 31, 1998 and 1999 is as follows:

                                                               1998       1999
                                                              -------   --------
                                                                (IN THOUSANDS)
Leasehold improvements......................................  $ 2,215   $  7,058
Furniture and fixtures......................................    1,720      4,879
Computer equipment..........................................    5,739     19,571
Software....................................................    1,663      4,286
                                                              -------   --------
                                                               11,337     35,794
Accumulated depreciation and amortization...................   (5,982)   (11,214)
                                                              -------   --------
                                                              $ 5,355   $ 24,580
                                                              =======   ========

     During 1998, the Company terminated a data center facilities management agreement and, as a result, purchased approximately $1.8 million of computer equipment. Immediately thereafter, the Company entered into a sale-leaseback arrangement for this computer equipment with a third party which is accounted for as a capital lease. The Company recorded a charge which has been included in depreciation and amortization of approximately $1.2 million to adjust the carrying value of the leased computer equipment to its fair market value. Additionally, the Company recorded a write-down of computer equipment of $0.5 million in 1998 to reflect the results of a physical inventory of computer equipment. At December 31, 1999, approximately $3.6 million of total property and equipment is located outside of the United States.

  Accounts Receivable

     Included in accounts receivable are unbilled receivables of approximately $0.7 million and $16.6 million at December 31, 1998 and 1999, respectively. The unbilled receivables are comprised primarily of revenue recognized on contracts for which billings have not been presented under the terms of the contracts at the balance sheet dates. It is anticipated that such unbilled amounts at December 31, 1999 will be received upon presentment of billings or completion of contracts. Substantially all unbilled amounts are expected to be collected within six months.

     At December 31, 1999, one customer represented 26% of total receivables.

5. NOTES PAYABLE

     The Company had two bank notes outstanding secured by equipment at December 31, 1999. They consisted of a note with a balance of $0.4 million due on January 1, 2002 bearing interest at the prime interest rate plus 2% and a note with a balance of $1.6 million due on July 10, 2002 bearing interest at the prime interest rate plus 1.5%. The Company is required to maintain certain financial covenants. As a result of non-compliance with the covenants at December 31, 1999, the notes are classified as short-term.

     The remaining notes payable of approximately $4.4 million consist of lines of credit with various banks with interest rates ranging from 3.86% to 7%. The weighted average interest rate at December 31, 1999 was 4.15%. The lines of credit are due upon demand and are classified as short-term. At December 31, 1999, the Company had unused bank lines of credit of approximately $2.2 million with interest rates ranging from 4.04% to 10.5%.

                        S1 CORPORATION AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company has authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as Series A Convertible Preferred Stock ("Series A"), 749,064 shares have been designated as Series B Redeemable Convertible Preferred Stock ("Series B") and 215,000 shares have been designated as Series C Redeemable Convertible Preferred Stock ("Series C"). The terms of the Series A, Series B and Series C (collectively the "Preferred Stock") provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of the Company. Series C is non-voting and except as described below, Series A and Series B are nonvoting. Each series is entitled to vote as a single class on the following matters: (i) any amendment to any charter provision that would change the specific terms of that series which would adversely affect the rights of the holders of that series and (ii) the merger or consolidation of the Company with another corporation or the sale, lease, or conveyance (other than by mortgage or pledge) of the properties or business of the Company in exchange for securities of another corporation if Series A or Series B is to be exchanged for securities of such other corporation and if the terms of such securities are less favorable in any respect. Action requiring the separate approval of the Series A and Series B stockholders requires the approval of two-thirds of the shares of Series A and Series B then outstanding voting as a separate class. In addition, holders of the Series A and Series B are entitled to vote with the holders of common stock as if a single class, on any voluntary dissolution or liquidation of the Company. Holders of Series B also are entitled to vote with the holders of the common stock on any merger, acquisition, consolidation or other business combination involving the Company and the sale, lease or conveyance other than by mortgage or pledge of all or substantially all of the Company's assets or properties. When the Series A votes with the common stock on a dissolution or liquidation, each share of Series A is entitled to one vote. When the Series B is entitled to vote with the common stock, the holders of Series B are entitled to the number of votes equal to the number of shares of common stock into which the Series B could be converted. Subject to certain limitations related to ownership, each share of Series A is convertible into two shares of common stock at the option of the holder. The 749,064 shares of Series B preferred are convertible at the option of the holder after October 1, 2000 into 1,070,090 shares of common stock based on a conversion price of $9.345. The number of shares of common stock into which the Series A preferred and Series B preferred are convertible is subject to adjustment. The Series B preferred is redeemable at the option of the Company through September 2000 by paying the holder $10,000,000 plus interest.

  Equity Transactions

     During 1997, the Company sold 1,139,956 shares of common stock and 159,952 shares of Class A convertible preferred stock for approximately $6 million.

     During 1998, the Company sold 185,186 shares of common stock for approximately $1 million and 749,064 shares of Series B convertible redeemable preferred stock for approximately $10 million.

     In 1998, the Company entered into a relationship with BroadVision, Inc. ("BroadVision") whereby the Company exchanged 363,220 shares of the Company's common stock worth $2.0 million for a software license and prepaid royalty agreement which gives the Company the right to resell the software by integrating the software with S1's software products. In addition, the Company exchanged 259,404 shares of common stock valued at $1.8 million for 369,003 shares of BroadVision.

     As part of the sale of the banking operations to Royal Bank of Canada ("Royal Bank"), the Company issued to Royal Bank four separate options to purchase up to an aggregate $10.0 million in capital stock of the Company. In 1998, Royal Bank exercised the first option for 420,876 shares at an exercise price of $5.94 per share. In 1999, Royal Bank exercised options to purchase 382,614 shares at $6.53 per share and 347,831 shares at $7.19 per share. The fourth option for 316,232 with a per share exercise price of $7.91 expires in June 2000 and remains outstanding at December 31, 1999.

                        S1 CORPORATION AND SUBSIDIARIES

     On February 19, 1999, S1 entered into strategic alliances with Hewlett-Packard and Andersen Consulting. As part of these alliances, Hewlett-Packard agreed to make a $10.0 million equity investment in the Company's common stock and Andersen Consulting agreed to make a $4.0 million equity investment in the Company's common stock. The stock sales closed as of April 30, 1999, with the Company issuing 254,804 shares of common stock. On February 19, 1999, Andersen Consulting received warrants to purchase up to an additional 200,000 shares of S1 common stock at $54.94 per share. The warrants will vest, if at all, in three installments of 40,000, 80,000 and 80,000 shares only if the Company enters into agreements to sell its services or license its products to specified customers as a result of its relationship with Andersen Consulting. The warrants expire in February 2001. Vested warrants expire two years from the vesting date. At December 31, 1999, 200,000 warrants were outstanding and none were exercisable. The Company expects to record a non-cash charge for the fair value of each warrant installment earned. This charge will be measured at the reporting date in which the target to earn a warrant installment is achieved. As of December 31, 1999, the Company has not recorded any charge under the terms of the warrants.

     On February 25, 1999, the Company entered into an agreement with Royal Bank under which Royal Bank purchased additional software modules and agreed to implement certain applications within S1's Consumer Suite. Royal Bank has agreed to pay $50.0 million to the Company over the next five years on the following schedule: the first $5.0 million was due to be paid no later than February 2000 with the remaining amount to be paid equally over a four year period after Royal Bank has implemented S1's software. Royal Bank paid S1 $5.0 million to satisfy the first installment. If Royal Bank terminates its minimum payment obligation, it is required to pay a termination fee equal to 40% of the unpaid amount. In connection with this agreement, the Company issued 215,000 shares of newly designated Series C redeemable convertible preferred stock. The Company recorded a subscription receivable of $12.0 million, the estimated fair value of the preferred stock at issuance, and will reduce such subscription receivable, including imputed interest, as the payments under the arrangement are received. The right to convert Series C on a two-for-one basis (post-split) into the Company's common stock will vest, if at all, in five installments based upon the payment schedule in the agreement. On February 25, 2000, the first installment of 21,500 shares vested and became convertible. The remaining four installments each comprised of 48,375 shares, will vest and become convertible if Royal Bank has paid minimum fees of $11,250,000 per year for the first four years following the completion date of the implementation. If the minimum fees paid by Royal Bank at any anniversary date of the completed implementation exceed the minimum fee level for the next anniversary date, Royal Bank may elect to vest in the next installment of shares. The right to convert Series C into common stock expires ninety days after the vesting date. Any shares of Series C that do not vest and become convertible into shares of common stock on or before March 31, 2004 become mandatorily redeemable by the Company for an amount equal to $0.01 per share. At December 31, 1999, no shares of Series C were vested and convertible.

     On February 25, 1999, Royal Bank was granted a warrant to purchase 800,000 shares of common stock at a price of $30.00 per share. The warrant will vest in four equal installments if, as of four annual measurement dates, beginning one year after the completion of the implementation of certain applications within S1's Consumer Suite, Royal Bank has an additional one million end-users using the S1 software. Each installment terminates if the targeted customer levels are not achieved or if an installment vests, the warrant terminates ninety days after the vesting date. At December 31, 1999, 800,000 warrants were outstanding and none were exercisable. The Company expects to record a non-cash charge for the fair value of the warrants on the date when the warrants become exercisable.

     On May 16, 1999, S1 and Intuit entered into a Stock Purchase and Option Agreement pursuant to which Intuit purchased 970,813 shares of S1 common stock for $50.0 million. S1 also granted Intuit options to purchase 3,629,187 and 950,000 shares of S1 common stock that vested upon the closing of the Edify and FICS acquisitions, respectively. Intuit was granted 445,000 additional options to purchase S1 common stock that may become exercisable based on the achievement of certain earn-out targets for FICS. All of the Intuit options were granted with an exercise price of $51.50 per share and expire on November 10, 2004. At December 31, 1999, 5,024,187 of these options were outstanding and 4,579,187 were exercisable. Concurrent

                        S1 CORPORATION AND SUBSIDIARIES
with the Stock Purchase and Option Agreement, the Company and Intuit entered into a five-year cross-license and distribution agreement. Under the terms of the cross-license agreement, Intuit and the Company agreed to exchange technologies to enable delivery of interactive financial management software and Internet based financial tools. This agreement is considered a non-monetary exchange in accordance with APB 29 and accordingly, has not been given any recognition in the consolidated financial statements. Under the distribution agreement, the Company has a license to distribute Intuit products and services and will receive a royalty fee on such sales. There was no significant activity under the distribution agreement during 1999.

     On December 23, 1999, S1 granted a vested, immediately exercisable warrant to purchase 84,994 shares of S1 common stock at $80.00 per share in connection with a pilot project and distribution agreement between a third party and a subsidiary of S1. At December 31, 1999, the warrant was outstanding and exercisable. The warrant expires on December 23, 2004. The fair value of the warrant of $5.4 million is being expensed over the term of the agreement which is approximately 60 days. The Company recorded $715,000 of expense in the year ended December 31, 1999.

7. INCOME TAXES

     The Company has not recorded an income tax benefit for 1997, 1998 or 1999 because operating losses were incurred and a valuation allowance has been recorded against substantially all of its net deferred income tax assets, primarily comprised of net operating loss carryforwards.

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to loss from continuing operations is as follows:

                                                       1997      1998       1999
                                                      -------   -------   --------
                                                             (IN THOUSANDS)
Expected income tax benefit at 35%..................  $(9,556)  $(9,995)  $(43,780)
State income tax benefit, net of federal benefit....     (819)     (857)    (5,003)
Increase in valuation allowance related to current
  year loss.........................................    9,614    10,089      7,015
In-process R&D, goodwill amortization and other
  permanent items...................................      761       763     41,768
                                                      -------   -------   --------
Income tax expense (benefit)........................  $    --   $    --   $     --
                                                      -------   -------   --------

                        S1 CORPORATION AND SUBSIDIARIES

     The income tax effects of the temporary differences that give rise to the Company's deferred income tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred income tax assets:
  Net operating loss carryforwards..........................  $ 17,403   $ 78,702
  Accrued expenses..........................................     1,063      9,659
  Deferred revenue..........................................     8,516      8,868
  Tax credit carryforwards..................................       376      3,660
  Property and equipment depreciation.......................       795      2,172
  Other.....................................................        78         --
                                                              --------   --------
          Total gross deferred income tax assets............    28,231    103,061
                                                              --------   --------
  Valuation allowance for deferred income tax assets........   (27,808)   (55,497)
                                                              --------   --------
          Total deferred income tax assets..................       423     47,564
                                                              --------   --------
Deferred income tax liabilities:
  Identifiable intangibles..................................        --     39,146
  Unrealized gain on investment securities available for
     sale...................................................       812     23,456
  Other.....................................................       286        348
                                                              --------   --------
          Total gross deferred income tax liabilities.......     1,098     62,950
                                                              --------   --------
Net deferred income tax liability...........................  $    675   $ 15,386
                                                              ========   ========

     The valuation allowance increased $9.9 million, $10.9 million and $27.7 million during the years ended December 31, 1997, 1998 and 1999, respectively. Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) future taxable income generated by future operations. Because of the uncertainties with respect to the Company's ability to achieve and sustain profitable operations in the future, the Company has recorded a valuation allowance to offset substantially all of its net deferred income tax assets.

     During 1999, the Company acquired VerticalOne, Edify and FICS which resulted in establishing identifiable intangibles of $22.5 million, $34.0 million and $48.0 million, respectively. The identifiable intangibles created the $39.1 million deferred tax liability included in the table of deferred taxes above. The Company acquired net operating loss carryforwards in the Edify and FICS transactions of approximately $18.3 million and $45.3 million, respectively. The Company established a valuation allowance relating to the FICS carryforwards of $15.2 million. If the benefit from these net operating loss carryforwards is realized, the Company will reduce goodwill recorded in connection with the FICS transaction. The net operating loss carryforwards for which a valuation allowance was not established were utilized to offset the deferred tax liabilities created by the identifiable intangibles.

                        S1 CORPORATION AND SUBSIDIARIES

     As shown in the table of deferred taxes above, the deferred income tax liability related to the unrealized gain on investment securities available for sale is offset against the Company's deferred tax assets. The resulting credit from the reversal of the valuation allowance is recorded in the consolidated statement of stockholders' equity and comprehensive income (loss).

     At December 31, 1999, the Company has domestic and foreign net operating loss carryforwards and tax credit carryforwards of approximately $163.5 million, $43.8 million and $3.7 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2019 unless utilized, the foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2019. The Company's domestic net operating loss carryforwards at December 31, 1999 include $87.1 million in income tax deductions related to stock options which will be reflected as a credit to additional paid-in capital when realized. The acquisitions of VerticalOne, Edify and FICS created ownership changes for federal tax purposes. The result of an ownership change is to limit a company's ability to utilize its net operating loss and credit carryforwards based on the valuation of the company. Due to the value of the companies at the time of their respective ownership change, the limitation of net operating loss and credit carryforwards is not expected to be meaningful.

8. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company and its subsidiaries lease office facilities and computer equipment under non-cancelable operating lease agreements, which expire at various dates through 2013. Total rental expense under these leases was $1,004,000, $1,638,000 and $5,817,000 in 1997, 1998 and 1999, respectively.
Future minimum annual payments under non-cancelable operating lease agreements are as follows:

                             YEAR ENDING
                            DECEMBER 31,
                            ------------
2000........................................................   17,104
2001........................................................   13,304
2002........................................................    9,985
2003........................................................    8,370
2004........................................................    6,139
Thereafter..................................................   11,543
                                                              -------
                                                              $66,445
                                                              =======

                        S1 CORPORATION AND SUBSIDIARIES

     Property and equipment as of December 31, 1999 includes computer equipment under a capital lease with original cost and accumulated depreciation of approximately $6.3 million and $5.1 million, respectively. Future minimum annual lease payments for the capital lease as of December 31, 1999 are as follows:

2000........................................................    $  759
2001........................................................     1,100
                                                                ------
                                                                $1,859
Less amount representing interest...........................        14
                                                                ------
                                                                 1,845
  Less current portion......................................       759
                                                                ------
Long-term capital lease obligations.........................    $1,086
                                                                ======

  Cash Held in Escrow

     At December 31, 1999, the Company had $501,000 in cash in an escrow account that was established as a result of the termination of a data center facilities management agreement. This amount is included in cash and cash equivalents. The amount required to be held in escrow will be reduced by $250,000 each year following the termination, provided there have been no indemnification claims.

     At December 31, 1999, the Company had approximately $98,000 cash on deposit with a bank to guarantee certain rent payments.

  Intellectual Property Settlement

     In November 1998, Edify entered into an agreement with Lucent Technologies Inc. ("Lucent") under which each company released the other from claims of past infringement and settled patent disputes that had been ongoing since 1996. Under the agreement, Edify agreed to pay Lucent a minimum annual royalty fee of approximately $500,000 up to a maximum of approximately $700,000 in each of the fiscal years from 1999 to 2004. In addition, in fiscal years 2005 and 2006, if Edify exceeds certain targets that are specified in the Lucent agreement, the Company will be required to pay additional amounts.

  Contractual Commitments

     In the normal course of business, the Company enters into contracts with customers. These contracts contain commitments including, but not limited to, minimum standards and time frames against which the Company's performance is measured. In the event the Company does not meet its contractual commitments with its customers, the Company may incur penalties and/or certain customers may have the right to terminate their contracts with the Company. The Company does not believe that it will fail to meet its contractual commitments to an extent that will result in a material adverse effect on its financial position or results of operations.

  Litigation

     The Company is involved in litigation incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                        S1 CORPORATION AND SUBSIDIARIES

9. STOCK OPTION PLANS

     The Company maintains certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 21,117,000 shares of the Company's common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year terms and generally vest and become exercisable ratably over four years from the date of grant. At December 31, 1999, there were 4,660,000 shares available for future grants under the plans.

     In connection with the acquisitions of Edify, VerticalOne and FICS, the Company exchanged 1,319,044, 471,440 and 1,149,638 options to purchase shares of S1 common stock, respectively, for all the outstanding options of Edify, VerticalOne and FICS. The fair value of these options was included in the purchase price. In conjunction with the merger agreements, approximately 3,160,000 new options were granted to employees of Edify, FICS and VerticalOne.

     During 1999, the Company granted approximately 1,450,000 stock options which will fully vest at the end of five years with accelerated vesting based on the achievement of certain performance targets during fiscal years 1999 through 2002. Two performance goals are in place for each of these years. For each performance target achieved, 12.5% of the options will vest in the year following the achievement of the target. Vesting related to performance targets not met may be earned in subsequent years.

     Upon the acquisition of SBD, the Company granted 550,000 stock options to the former SBD employees which became exercisable upon the achievement of certain performance and software development goals during 1998 and 1999.

     For stock options granted where the exercise price was less than the market price of the stock on the date of grant, the per share weighted-average exercise price was $0.52 and $38.38 and the per share weighted average fair value was $3.30 and $43.76 for stock options granted during 1998 and 1999, respectively. For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $3.28, $4.21, and $35.05 and the per share weighted-average fair value was $2.17, $4.04, and $32.73 for stock options granted during 1997, 1998, and 1999, respectively. The fair values were determined using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of -0-%, risk-free interest rate of 5.2% in 1997 and 1998 and 5.8% in 1999, expected volatility of 79.2% in 1997, 94.2% in 1998 and 102.0% in
1999, and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, compensation cost in the amount of approximately $0.7 million, $2.0 (including approximately $0.5 million included in discontinued operations) and $1.1 million has been recognized in 1997, 1998, and 1999, respectively, relating to stock options granted with exercise prices less than the market price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under

                        S1 CORPORATION AND SUBSIDIARIES

SFAS No. 123, the Company's net loss would have been increased to the unaudited pro forma amounts indicated below:

                                                     1997       1998       1999
                                                   --------   --------   ---------
Net loss:
  As reported....................................  $(27,991)  $(30,805)  $(125,087)
  Pro forma (unaudited)..........................   (29,749)   (33,118)   (141,199)
Basic and diluted net loss per common share:
  As reported....................................  $  (1.57)  $  (1.40)  $   (4.28)
  Pro forma (unaudited)..........................     (1.67)     (1.51)      (4.83)

     A summary of the Company's stock options as of December 31, 1997, 1998 and 1999, and changes during the years ended on those dates is presented below:

                                               1997                 1998                 1999
                                        ------------------   ------------------   ------------------
                                                 WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                  AVERAGE              AVERAGE              AVERAGE
                                        SHARES   EXERCISE    SHARES   EXERCISE    SHARES   EXERCISE
                                        (000)      PRICE     (000)      PRICE     (000)      PRICE
                                        ------   ---------   ------   ---------   ------   ---------
      Outstanding at Beginning of
        Year..........................   6,668     $1.80      7,754     $1.38      7,752    $ 2.08
      Granted.........................   2,794      2.82      2,008      4.21      8,108     35.80
      Options exchanged in
        acquisitions..................      --        --         --        --      2,940     12.20
      Exercised.......................    (222)     0.64     (1,094)     1.09     (2,121)     3.02
      Forfeited/Canceled..............  (1,486)     6.13       (916)     2.14       (222)    10.21
                                        ------     -----     ------     -----     ------    ------
      Outstanding at End of Year......   7,754     $1.38      7,752     $2.08     16,457    $20.27
                                        ------     -----     ------     -----     ------    ------
      Exercisable at End of Year......   2,888     $1.09      3,998     $1.23      5,309    $ 3.20
                                        ======     =====     ======     =====     ======    ======

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                       -------------------------------------   -----------------------
                                                      WEIGHTED-
                                                       AVERAGE     WEIGHTED-                 WEIGHTED-
                                        NUMBER OF     REMAINING     AVERAGE      NUMBER       AVERAGE
                                       OUTSTANDING   CONTRACTUAL   EXERCISE    EXERCISABLE   EXERCISE
      RANGE OF EXERCISE PRICE             (000)         LIFE         PRICE        (000)        PRICE
      -----------------------          -----------   -----------   ---------   -----------   ---------
      $ 0.32 -  0.63.................     3,419         5.84        $ 0.38        3,331        $0.38
        0.95 -  5.44.................     3,516         6.98          3.12        1,432         2.70
        5.50 - 33.32.................     4,041         8.34         18.75          491        19.63
       34.06 - 48.25.................     5,223         9.86         44.19           43        37.96
       52.50 - 74.88.................       258         9.76         56.87           12        49.30
                                         ------                                   -----
        0.32 - 74.88.................    16,457         8.04        $20.27        5,309        $3.20
                                         ======                                   =====

                        S1 CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS

  401(k) Plan

     The Company provides a 401(k) Retirement Savings Plan (the "Plan") for substantially all of its full-time employees in the United States. Benefit plans of acquired companies will be merged with the Company's plan and all full-time employees will be included in the Company's plan. Each participant in the Plan may elect to contribute from 1% to 15% of his or her annual compensation to the Plan. The Company, at its discretion, may make matching contributions to the Plan. The Company is currently matching up to 4% of the employees compensation, first to the Company's stock fund $1 for each dollar contributed by the employee and second to the remaining investment funds $.25 for each dollar contributed by the employee. Beginning January 1, 2000, the Company's discretionary match will change to 100% of the Company's stock fund, up to 4% of the employees' compensation. The Company's contributions to the Plan charged to expense for 1997, 1998 and 1999 were approximately $171,000, $286,000 and $526,000, respectively.

  Employee Stock Purchase Plan

     Under the Company's Employee Stock Purchase Plan (ESPP), each employee of the Company who is customarily employed at least twenty hours per week over a five month period, is eligible to purchase the Company's common stock at a 15% discount. The ESPP was adopted during 1999 and there were no shares issued under the plan as of December 31, 1999.

11. MAJOR CUSTOMERS AND INTERNATIONAL REVENUES

  Major Customers

     For the year ended December 31, 1997, two customers represented 18% and 10% of total revenues, respectively. For the year ended December 31, 1998, two customers represented 39% and 12% of total revenues, respectively. For the year ended December 31, 1999, two customers represented 40% and 12% of total revenues, respectively. Revenue from one customer was greater than 10% of total revenues in all three years.

  International Revenues

     Revenues from international customers represented 19%, 7% and 12% of total revenues for the years ended December 31, 1997, 1998 and 1999, respectively.

12. RELATED PARTY TRANSACTIONS

     During the latter part of 1996, among its ordinary course of research and development activities, the Company started a project known as "WebTone". After the assessment phase of the WebTone project was completed, the board of directors determined not to proceed with the WebTone project. With the board's full knowledge and agreement, the former Chairman of the board of SFNB, Michael
C. McChesney, created and funded his own company to develop WebTone. In undertaking these activities, Mr. McChesney and the board agreed to enter into some form of arrangement for a future business relationship.

     In June 1999, the Company and WebTone reached an agreement whereby WebTone issued common stock to the Company in return for the cancellation of the outstanding receivable and other expenses incurred by the Company during the period the project was sponsored by S1, resulting in a 3% investment in WebTone. The agreement allows for settlement of future receivables in cash or WebTone stock based on fair market value as determined by WebTone Board of Directors, at the discretion of the Company.

                        S1 CORPORATION AND SUBSIDIARIES

     In November 1999, the Company entered into a three-year license and reseller agreement with WebTone whereby the Company received a license to use the WebTone software for internal purposes and to resell to its customers. In exchange, WebTone received a license to market and demonstrate the S1 software to its customers. This agreement is considered a non-monetary exchange in accordance with APB 29 and accordingly, has not been given any accounting recognition in the consolidated financial statements. There was no significant activity under this agreement during 1999.

     The Company performed certain administrative and technical services for WebTone amounting to approximately $80,000 in 1997, $192,000 in 1998 and $47,000 in 1999. The Company's current President and Chief Executive Officer is on the Board of Directors of WebTone. As of December 31, 1998 and 1999, respectively, the Company had a receivable from WebTone related to these services of $173,000 and $90,000.

     During 1998 and 1999, the Company paid a technology consulting company, McCall Consulting Group, approximately $1.1 million and $3.0 million, respectively for consulting services. As of December 31, 1998 and 1999, S1 has a payable to McCall Consulting Group of $282,000 and $91,000, respectively. The president of McCall Consulting Group is a director of the Company.

     In February 1999, S1 and Andersen Consulting LLP entered into a strategic partnership. S1 issued a warrant to purchase 200,000 shares of S1 common stock to Andersen Consulting in February. The number of shares represented by the warrant is adjusted to reflect the May 1999 two-for-one split of S1's common stock. In April 1999, S1 issued 72,800 shares of S1 common stock to an affiliate of Andersen Consulting. In 1999, S1 and Andersen Consulting paid each other for work done on contracts where the other entity was the primary contractor. S1 paid Andersen Consulting a total of $10.0 million for such work and Andersen Consulting paid S1 a total of $627,000. Jackson L. Wilson, Jr., a director of S1, is a member of the Executive Committee of Andersen Consulting. At December 31, 1999, the accounts receivable due from Andersen was $270,000.

13. DISCONTINUED OPERATIONS

     On September 30, 1998, the Company completed the sale of its banking operations to the Royal Bank, through one of its U.S. based subsidiaries. Royal Bank paid $3 million in excess of the net assets sold less a $1.5 million holdback for indemnification which will be received eighteen months from the closing date and is shown as a note receivable in the 1998 and 1999 consolidated balance sheets. The banking operations included substantially all of the loans and investment securities and deposit relationships of SFNB and were legally separated from the technology operations through the formation of a holding company. The Company recorded a gain of $812,000 on the sale of the banking operations which included a $1.3 million charge related to the estimated fair value of options to purchase the Company's capital stock issued to Royal Bank in connection with the sale of the banking operations.

     The losses from the banking operations are reflected in the accompanying consolidated statements of operations as discontinued operations. Net interest income for the nine month period ended September 30, 1998 was $1.3 million and the net loss, excluding the gain on disposal, was $3.1 million.

     In addition to the sale of the banking operations, the Company entered into technology licensing and consulting arrangements with Royal Bank for $6 million, which were effective September 30, 1998.

14. SUBSEQUENT EVENTS

     On January 18, 2000, the Company entered into a merger agreement with Davidge Data Systems, Inc., a provider of order routing services to brokerage firms. The acquisition is expected to be completed in the second quarter of 2000 and will be accounted for as a purchase.

     On March 1, 2000, the Company entered into a 10-year lease in a new building complex located in Atlanta, Georgia. The building is expected to be completed in late 2001.

                        S1 CORPORATION AND SUBSIDIARIES

     On March 6, 2000, the Company entered into a merger agreement with Q-Up Systems, Inc., a premier provider of Internet banking and e-commerce portal solutions for financial institutions, primarily community banks. The acquisition is expected to be completed in the second quarter of 2000 and will be accounted for as a purchase.

                                    *  *  *

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                      ADDITIONS
                                    BALANCE    -----------------------
                                      AT       CHARGED TO   CHARGED TO                   BALANCE AT
                                   BEGINNING   COSTS AND      OTHER                        END OF
DESCRIPTION                        OF PERIOD    EXPENSES     ACCOUNTS     DEDUCTIONS       PERIOD
-----------                        ---------   ----------   ----------    ----------     ----------
                                                            (IN THOUSANDS)
Year ended December 31, 1997:
  Allowance for Doubtful
     Accounts....................   $    --         257            --             --      $   257
  Valuation allowance for
     deferred taxes..............   $ 7,077       9,855            --             --      $16,932
Year ended December 31, 1998:
  Allowance for Doubtful
     Accounts....................   $   257         871            --            713(1)   $   415
  Valuation allowance for
     deferred taxes..............   $16,932      10,876            --             --      $27,808
Year ended December 31, 1999:
  Allowance for Doubtful
     Accounts....................   $   415         785       7,929(2)           545(1)   $ 8,584
  Valuation allowance for
     deferred taxes..............   $27,808       7,015      44,130(3)        23,456(4)   $55,497

---------------
(1) Accounts deemed to be uncollectible and written off during the year.

(2) Allowances related to companies acquired.

(3) Allowances related to companies acquired and stock option expense.

(4) Allowance related to investment securities available for sale.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
S1 Corporation:

     Under date of February 4, 1999, we reported on the consolidated balance sheet of S1 Corporation and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 1998, which are included in the December 31, 1999 annual report on Form 10-K of S1 Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed under Item 8 in the December 31, 1999 annual report on Form 10-K of S1 Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                          KPMG LLP

Atlanta, Georgia
February 4, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION AS TO DIRECTORS AND EXECUTIVE OFFICERS

     The following table presents information about our current directors and executive officers, including their ages as of December 31, 1999, the periods during which they have served as a director of S1 and its predecessor, Security First Network Bank, and positions currently held with S1.

                                      AGE AT
                                   DECEMBER 31,   DIRECTOR   EXPIRATION
              NAME                     1999        SINCE      OF TERM           POSITIONS HELD WITH S1
              ----                 ------------   --------   ----------         ----------------------
James S. Mahan, III..............       48          1995        2000      Chief Executive Officer, President
                                                                          and a Director
Michel Akkermans.................       39          1999        2002      Chairman of the Board
Robert W. Copelan, D.V.M. .......       73          1995        2002      Director
Gregg S. Freishtat...............       32          1999        2002      Director
Dorsey R. Gardner................       57          1998        2001      Director
David C. Hodgson.................       43          1999        2002      Director
Joseph S. McCall.................       50          1998        2001      Director
Howard J. Runnion, Jr. ..........       69          1995        2000      Director
Jackson L. Wilson, Jr. ..........       52          1999        2002      Director
Robert F. Stockwell..............       45            --          --      Chief Financial Officer
Daniel H. Drechsel...............       39            --          --      Chief Operating Officer

     The service of directors and officers prior to May 1998 was as a director or officer of Security First Network Bank, the former parent of S1. Security First Network Bank was a wholly owned subsidiary of Cardinal Bancshares, Inc. until May 1996. In connection with S1's acquisition of FICS Group N.V. in November 1999, S1 agreed to appoint Mr. Akkermans and Mr. Hodgson to three-year terms on the S1 Board of Directors. As part of S1's November 1999 acquisition of VerticalOne Corporation, S1 agreed to appoint Mr. Freishtat to a three-year term on the S1 Board.

     Provided below is a brief description of the principal occupation of each of our directors and executive officers for the past five years. The executive officers are elected by the board to serve a one-year term.

     James S. Mahan, III has served as a director and as Chief Executive Officer since 1995 and as President since June 1998. He served as Chairman of the Board of S1 from February 1999 until Mr. Akkermans assumed that position upon joining S1 in November 1999. Mr. Mahan was the Chairman of the Board and Chief Executive Officer of Cardinal Bancshares, Inc., as well as some of its subsidiaries, from November 1987 until September 1996. Mr. Mahan has served as a director of WebTone Technologies, Inc. since February 1999 and NetAssets, Inc. since January 2000. Mr. Mahan is the stepson of director Robert W. Copelan.

     Michel Akkermans has served as Chairman of the Board of S1 and as Chief Executive Officer of FICS Group N.V., a subsidiary of S1, since S1 acquired FICS in November 1999. Mr. Akkermans served as the Chief Executive Officer and Chairman of the Board of Directors of FICS from its inception in 1989. From 1986 to 1988, he was Manager at Econocom Expert N.V., an international financial software consulting company. From 1985 to 1986, Mr. Akkermans was a Project Manager of Continental Bank. From 1984 to 1985, he was a Systems Analyst and Project Leader at Morgan Guaranty Trust Company of New York.

     Robert W. Copelan, D.V.M. has served as a director since 1995. He has been President of Copelan & Thornbury, Inc. in Paris, Kentucky since 1959 and President of R.W. Copelan, PSC in Paris, Kentucky since 1979. Dr. Copelan is a veterinarian in private practice. From 1987 through September 1996, he served on the Board of Directors of Cardinal Bancshares, Inc. and some of its subsidiaries. Dr. Copelan is the stepfather of James S. Mahan, III, who serves as Chief Executive Officer, President and a director of S1.

     Gregg S. Freishtat has served as a director of S1 and as Chief Executive Officer of VerticalOne Corporation, a subsidiary of S1, since S1 acquired VerticalOne in November 1999. Mr. Freishtat served as Chairman and Chief Executive Officer of VerticalOne since its founding in October 1998. He served as Senior Vice President of Premiere Technologies, Inc. from September 1996 until he founded VerticalOne. In 1995, Mr. Freishtat founded and served as CEO of Telet Communications LLC, which was sold to Premiere Technologies in September 1996. He worked with the law firm of Freishtat and Sandler in Baltimore, MD from 1993 until he founded Telet Communications.

     Dorsey R. Gardner has served as a director of S1 since his appointment in June 1998. Mr. Gardner is a general partner of Hollybank Investment, LP. Mr. Gardner has served as a managing member of Thistle Investments, LLC from 1999 to the present. Since 1980, he has served as President of Kelso Management Co., Inc., advisor to Fidelity International Limited, Integrity Fund-FM&R private capital, American Values I-IV, Fidelity American Situations Trust, Fidelity Discovery Fund, Johnson family accounts, Johnson Foundation, and Fidelity Foundation from 1980 to 1993. Mr. Gardner is also an adviser to Hollybank Investments, LP. Mr. Gardner has served on the board of directors of several corporations, and is currently a member of the boards of Crane Company and Huttig Building Products, Inc.

     David C. Hodgson has served as a director of S1 since his appointment in November 1999. Mr. Hodgson is a managing member of General Atlantic Partners, LLC. a private equity investment firm that invests in Internet and information technology investments on a global basis. Mr. Hodgson has been with General Atlantic Partners, LLC or its predecessor since 1982. Mr. Hodgson is also a director of Atlantic Data Services, Inc., a provider of professional computer services for the banking industry, Baan Company, N.V., a business management software company, ProBusiness Services, Inc., an employee administrative services company, Proxicom, Inc., an Internet professional services provider, and several private information technology companies.

     Joseph S. McCall has served as a director of S1 since his appointment in October 1998. In 1986, Mr. McCall founded and remains the President of McCall Technology LLC, a company that provides consulting primarily to software companies that are building software products with new technology or transitioning old products to new technology. McCall Technology also provides direct sales and training support to enabling technology software companies that are launching products with leading edge technologies. Since 1991, Mr. McCall also has served as a director of Clarus Corp. (formerly known as SQL Financials International, Inc.), a publicly traded software company that sells web-enabled financial and human resource application software. Mr. McCall founded SQL in 1991 and served as Chief Executive Officer until early 1998. In 1994, Mr. McCall founded Technology Ventures, LLC, which is an investment company that owns all of McCall Technology and is the largest single shareholder of Clarus Corp. Technology Ventures serves as Mr. McCall's vehicle for investing in new companies and providing equity incentives to employees of the companies in which Technology Ventures has invested. Mr. McCall currently is a member of the boards of directors of McCall Consulting, Technology Ventures and LastMinuteTravel.com.

     Howard J. Runnion, Jr. has served as a director since 1995. Since 1992, Mr. Runnion has served as an investor and an insurance broker. He was a director of Cardinal Bancshares, Inc. and some of its subsidiaries until September 1996. Mr. Runnion was Vice Chairman of the Board and Chief Financial Officer of Wachovia Corporation in Winston-Salem, North Carolina from December 1985 to June 1990.

     Jackson L. Wilson, Jr. has served as a director of S1 since his appointment in August 1999. Mr. Wilson is Managing General Partner -- AC Ventures, a unit of Andersen Consulting LLP that invests in new and innovative businesses, a position he has held since December 1999. He previously served in several positions at Andersen Consulting, most recently as Managing Partner -- Global Markets. Mr. Wilson currently serves as a member of Andersen Consulting's Executive Committee. He joined Andersen Consulting in 1975 and became a partner in 1983. Mr. Wilson also is a member of the World Economic Forum. In addition to serving as a director of S1, he currently is a member of the boards of directors of two other Andersen Consulting portfolio companies: Qpass Inc. and Software Technologies Corporation.

     Robert F. Stockwell has served as Chief Financial Officer since May 1996. From May 1996 to January 2000, Mr. Stockwell also served as Treasurer and from June 1998 to November 1998, as Secretary. From October 1996 through September 1998, he served as Acting President of Security First Network Bank. Mr. Stockwell served as Treasurer of Cardinal Bancshares, Inc. from January 1994 to September 1996 and as a director of Jefferson Banking Company during 1994. From 1987 to 1993, Mr. Stockwell was Executive Vice President and Chief Financial Officer of Security Financial Holding Company, a thrift holding company located in Durham, North Carolina.

     Daniel H. Drechsel has served as Chief Operating Officer of S1 since November 1999 and as President and Chief Operating Officer of S1, Inc., a subsidiary of S1, since June 1998. In his position as Chief Operating Officer, Mr. Drechsel oversees the day-to-day operations of S1 and S1, Inc. He served as Vice President of Marketing with Meta4 Software, S.A., a Madrid-based enterprise software company from September 1997 to June 1998. Mr. Drechsel served as General Manager of ECPartners, a joint venture between Checkfree Corporation and Automatic Data Processing, Inc.'s Electronic Services Division from 1995 to 1997. He served on the Board of Directors of InfoWare Technologies, Inc. from 1997 to 1999. Mr. Drechsel's previous experience included a variety of management positions in sales, marketing and software development at both Automatic Data Processing and Dun & Bradstreet Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership of our equity securities and to file subsequent reports when there are changes in their ownership. Based on a review of reports submitted to us, we believe that during the fiscal years ended December 31, 1999 and 1998, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% owners were complied with on a timely basis, other than as described below:

                     NAME                       LATE REPORTS  REPORTS NOT FILED  TRANSACTIONS
                     ----                       ------------  -----------------  ------------
Daniel H. Drechsel............................       1               --              N/A
Michel Akkermans..............................       1               --              N/A
Gregg S. Freishtat............................       1               --              N/A
Dorsey R. Gardner.............................       1               --              N/A
Joseph S. McCall..............................       1               --              N/A
Michael C. McChesney..........................       1               --               2
Robert W. Copelan, D.V.M. ....................       --               1               1

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE AND DIRECTOR COMPENSATION

     The following table shows the cash compensation paid by S1 for the last three fiscal years, as well as compensation paid or accrued for those years, to the Chief Executive Officer and the three other highest paid executive officers serving at December 31, 1999, whose total annual salary and bonus for the fiscal year ended December 31, 1999 exceeded $100,000. We refer to these four officers as our named executive officers. No stock appreciation rights have been granted by S1 or its public company predecessor, Security First Network Bank.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                                    ------------
                                                                                       AWARDS
                                                      ANNUAL COMPENSATION           ------------
                                              -----------------------------------    SECURITIES
              NAME AND                                             OTHER ANNUAL      UNDERLYING       ALL OTHER
         PRINCIPAL POSITION            YEAR   SALARY       BONUS   COMPENSATION      OPTIONS(a)    COMPENSATION(b)
         ------------------            ----   -------      -----  ---------------   ------------   ---------------
                                                ($)         ($)      ($)               (#)            ($)
James S. Mahan, III..................  1999   200,000         --          --         1,400,000          9,249
  Chief Executive Officer,             1998   200,000         --          --                --          7,872
  President and a Director             1997   200,000         --      $9,861                --          9,756
Michel Akkermans(c)..................  1999   360,150         --          --                --          2,850
  Chairman of the Board
Daniel H. Drechsel...................  1999   182,500         --          --           200,000         11,678
  Chief Operating Officer              1998    83,061(d)      --          --           150,000          3,725
                                       1997        --         --          --                --             --
Robert F. Stockwell..................  1999   150,000         --          --           120,000         10,266
  Chief Financial Officer              1998   150,000         --          --           100,000          5,950
                                       1997   119,141         --          --            40,000          6,392

---------------
(a)  Reflects the May 1999 two-for-one split of our common stock.

(b) All other compensation includes contributions to S1's 401(k) plan and insurance premiums. 401(k) contributions for 1999, 1998 and 1997 were $2,667, $2,666 and $2,667 for Mr. Mahan; and $4,500, $2,750 and $3,292 for
    Mr. Stockwell. 401(k) contributions for 1999 and 1998 were $5,143 and $1,217 for Mr. Drechsel. Insurance premiums for 1999, 1998 and 1997 were $6,582, $5,206 and $7,089 for Mr. Mahan; and $5,766, $3,200 and $3,100 for Mr.
    Stockwell. Insurance premiums for 1999 and 1998 for Mr. Drechsel were $6,535 and $2,508. Insurance premiums for 1999 for Mr. Akkermans were $2,850.

(c) Mr. Akkermans joined S1 on November 18, 1999 upon the acquisition of FICS Group N.V. by S1. All information reported prior to November 18, 1999 is compensation received from FICS. This includes compensation paid directly to Mr. Akkermans and amounts paid to Pamica N.V. pursuant to a Management Agreement entered into by and among FICS, Pamica and Mr. Akkermans. Pamica is an entity controlled by Mr. Akkermans.

(d)  Mr. Drechsel joined S1, Inc. in June 1998.

     Our directors do not receive any fees or other compensation for their service as directors. Directors, however, are reimbursed for travel and other expenses incurred in connection with attending meetings of our Board of Directors. Dr. Copelan was awarded options to purchase 30,000 shares of S1 common stock upon his reelection as a director in June 1999 under our 1998 Directors' Stock Option Plan. Upon joining our Board of Directors in 1999, Messrs. Wilson and Hodgson each were granted options to purchase 30,000 shares of S1 common stock under our 1998 Directors' Stock Option Plan.

EMPLOYMENT CONTRACTS

     We currently do not have any employment contracts or other compensatory plans or arrangements relating to resignation, retirement or any other termination of a named executive officers' employment with S1 or our subsidiaries or from a change in control of S1 or a change of the named executive officer's responsibilities following a change in control of S1, except as described below. Many unvested stock options, however, vest upon a change in control, as defined.

     In connection with S1's acquisition of VerticalOne, S1 granted Gregg Freishtat stock options to purchase 300,000 shares of S1 common stock. Pursuant to a Letter Agreement, dated as of September 23, 1999, by and between S1 and Mr. Freishtat, the options will vest 25% annually, with the first vesting date being September 23, 2000. The Letter Agreement also provides that 50% of any unvested options will accelerate and become exercisable as of the effective date of any change of control of S1. FICS Group N.V. entered into a

Management Agreement with Michel Akkermans and Pamica N.V. on December 4, 1998. FICS was acquired by S1 in November 1999. Mr. Akkermans is a director of S1 and Pamica is an entity controlled by him. In this section, we refer to Mr. Akkermans and Pamica as the managers. Under the agreement, the managers are responsible for the daily management of FICS. For 1999, FICS paid approximately $360,150 to the managers, as established by the FICS Board of Directors. The agreement provides for normal fringe benefits, home office support and reimbursement of company expenses incurred by the managers. It contains provisions that restrict that ability of the managers to compete with FICS during the term of the agreement and for two years after termination. The agreement is for an unlimited duration and may be terminated by a party with six months advance notice. Immediate termination is permitted only in the case of a serious breach, which is defined to include dishonesty, fraud, indictable offenses and acts which bring FICS into disrepute. In the event of a termination by FICS other than in the case of a serious breach, the agreement provides for the payment of a one time indemnity in an amount equal to the total of the amount paid to the managers in the preceding twelve months.

OPTION GRANTS

     The following table contains information concerning the grant of stock options to the named executive officers during fiscal year 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                             -------------------------------------------------------
                                              % OF TOTAL                               POTENTIAL REALIZABLE VALUE
                                NUMBER          OPTIONS                                  AT ASSUMED ANNUAL RATES
                             OF SECURITIES    GRANTED TO                               OF STOCK PRICE APPRECIATION
                              UNDERLYING       EMPLOYEES     EXERCISE                        FOR OPTION TERM
                                OPTIONS        IN FISCAL      OR BASE    EXPIRATION    ---------------------------
           NAME                 GRANTED          YEAR          PRICE        DATE            5%            10%
           ----              -------------   -------------   ---------   -----------   ------------   ------------
                                 (#)           (%)           ($/SHARE)
James S. Mahan, III........      400,000(a)       4.9          15.25(a)   1/21/09(b)   $ 3,868,257    $ 9,721,829
                               1,000,000         12.3          48.25      12/1/09(c)    30,344,166     76,898,074
Michel Akkermans...........           --           --             --              --            --             --
Daniel H. Drechsel.........      100,000(a)       1.2          15.25(a)   1/21/09(b)   $   959,064    $ 2,430,457
                                 100,000          1.2          48.25      12/1/09(c)     3,034,417      7,689,807
Robert F. Stockwell........       70,000(a)       0.9          15.25(a)   1/21/09(b)   $   671,345    $ 1,701,320
                                  50,000          0.6          48.25      12/1/09(c)     1,517,208      3,844,904

---------------
(a)  Adjusted to reflect the May 1999 two-for-one split of S1's common stock.

(b) Vests upon the earlier of the satisfaction of certain performance criteria each year or 5 years. One of the performance criteria for 1999 was met, resulting in vesting of the option in fiscal 2000 as to 50,000 shares for Mr. Mahan, 8,750 shares for Mr. Stockwell and 12,500 shares for Mr. Drechsel. Vests in full upon a change in control, as defined.

(c)  Vests in four equal installments beginning on December 1, 2000.

1999 OPTION EXERCISES AND VALUES

     The following table provides information on exercises of stock options during fiscal year 1999 by the named executive officers and the value of unexercised options at the end of the year. The information in this table reflects the May 1999 two-for-one split of our common stock.

     AGGREGATED OPTION EXERCISES IN 1999 AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE
                                  SHARES                        OPTIONS AT FY-END       MONEY OPTIONS AT FY-END(b)
                                ACQUIRED ON      VALUE      -------------------------   ---------------------------
             NAME                EXERCISE     REALIZED(a)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
             ----               -----------   -----------   -------------------------   ---------------------------
                                  (#)            ($)                 (#)                          ($)
James S. Mahan, III...........        --             --        1,858,400/1,400,000        144,606,750/55,025,000
Michel Akkermans..............        --             --                      --/--                         --/--
Daniel H. Drechsel............    20,000        894,550             55,000/425,000          3,997,813/25,629,688
Robert F. Stockwell...........        --             --            150,840/215,000         11,607,858/13,007,808

---------------
(a) Based on the market value of our common stock at date of exercise, less the exercise price.

(b) Based on the closing price per share of our common stock on December 31, 1999 of $78.125 on the Nasdaq National Market, less the exercise price, of all unexercised stock options having an adjusted exercise price less than that market value.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Since 1996 through the corporate reorganization of Security First Network Bank in September 1998, the full Board of Directors of Security First Network Bank served as a compensation committee. In the fourth quarter of 1998, a separate compensation committee of the S1 Board was established. The current Chairman of the compensation committee is Mr. Wilson and the other members are Mr. Gardner, Mr. Hodgson, and Mr. Runnion. The compensation committee recommends to the full board of directors, which has ultimate responsibility over compensation matters. Set forth below is a report of the compensation committee addressing S1's compensation policies for fiscal year 1999 as they affected our executive officers.

     Compensation Policies for Executive Officers. S1's executive compensation policies are designed to provide competitive levels of compensation, to assist S1 in attracting and retaining qualified executives and to encourage superior performance. In determining levels of executive officers' overall compensation, the qualifications and experience of the persons concerned, the size of the company and the complexity of its operation, the financial condition, including revenues, the compensation paid to other persons employed by the company and the compensation paid to persons having similar duties and responsibilities in the technology industry were considered. Compensation paid to our executive officers in 1999 consisted of the following components: base salary, long-term incentives (awards of stock options) and participation in S1's other employee benefit plans. No bonuses were paid to executive officers for 1999. While each of these components has a separate purpose and may have a different relative value to the total, a significant portion of the total compensation package for 1999 for the executive officers is highly dependent on the public market value of S1 and total return to shareholders. Our executive officers have significant equity interests in S1's success by virtue of stock-based compensation.

     Base Salary. Base salary is intended to signal the internal value of the position. In establishing the 1999 salary for each executive officer, the officer's responsibilities, qualifications and experience were considered. None of our executive officers received an increase in base salary for 1999. Base salaries for 2000 have increased to provide a competitive level of compensation. The 2000 base salaries for our named executive officers are as follows: Mr. Mahan, $350,000; Mr. Akkermans, $360,150; Mr. Drechsel, $265,000; and Mr.
Stockwell, $185,000.

     Long-Term Incentive Compensation. S1 uses stock options to provide long-term incentive compensation. The compensation committee endorses the position that stock ownership by management is beneficial in aligning management's and shareholders' interests in the enhancement of shareholder value. The purpose of stock option awards is to provide an opportunity for the recipients to acquire or increase a proprietary interest in S1, thereby creating a stronger incentive to expend maximum effort for the long-term growth and success of S1 and encouraging recipients to remain in the employ of S1. Officers and other full-time employees of S1 and its subsidiaries are eligible for grants under our 1995 and 1997 stock option plans. Stock options are normally granted each year with the size of the grants generally tied to and weighted approximately equally based on an officer's responsibility level and performance. During 1999, 1,720,000 stock options were granted to our executive officers, as adjusted to reflect the May 1999 two-for-one split of our common stock.

     Other. In addition to the compensation paid to executive officers described above, executive officers received, along with and on the same terms as other employees, certain benefits such as health insurance and participation in S1's 401(k) Plan participation in S1's Employee Stock Purchase Plan. Mr. Akkermans only received health insurance benefits in 1999.

     CEO Compensation. Since the company began its current Internet business in 1995, the compensation for the Chief Executive Officer has been primarily cash compensation in the form of a base salary and stock-based in the form of options. In 1999, the Chief Executive Officer's 1999 base salary was $200,000, which was the same as his 1998 and 1997 base salary. The Chief Executive Officer did not receive a bonus in 1997, 1998 or 1999 or an award of stock options in 1997 or 1998. In January 1999, the Chief Executive Officer was awarded options to purchase 400,000 shares of S1 common stock that vest upon the earlier of the satisfaction of certain performance criteria for S1 or five years. Also, in December 1999, the Chief Executive Officer was granted options to purchase 1,000,000 shares of common stock in recognition of the successful strategic alliances entered into during 1999 between S1 and Andersen Consulting LLP, Hewlett-Packard Company and Intuit Inc. and the completion of S1's acquisitions of Edify Corporation, VerticalOne Corporation and FICS Group N.V. As noted above, a significant portion of S1's total compensation package is highly dependent on the public market value of S1 and total return to shareholders. This has been the case since the company began its operations as an Internet business in 1995. The public market value of S1 common stock increased significantly during 1999, thereby considerably enhancing the value of long-term stock awards granted to the Chief Executive Officer in fiscal 1999 and in previous years. At the beginning of 1999, the reported per share closing price of our common stock was $15.313, as adjusted for the May 1999 two-for-one split of our common stock. At year-end 1999, it was $78.125.

     Internal Revenue Code Section 162(m). In 1993, the Internal Revenue Code of 1986, as amended, was amended to disallow publicly traded companies from receiving a tax deduction on compensation paid to executive officers in excess of $1 million (section 162(m) of the Code), unless, among other things, the compensation meets the requirements for performance-based compensation. S1 did not take this limitation into account prior to fiscal 1999 in structuring most of its equity compensation programs and in determining executive compensation. The compensation committee considered the deductibility limit for compensation when awarding equity-based compensation beginning in fiscal 1999. Our Amended and Restated 1995 Stock Option Plan contains provisions to allow option grants to qualify for an exemption from that limit.

                             COMPENSATION COMMITTEE

                               Dorsey R. Gardner
                                David C. Hodgson
                             Howard J. Runnion, Jr.
                       Jackson L. Wilson, Jr. (Chairman)

PERFORMANCE OF OUR COMMON STOCK

     The following table sets forth comparative information regarding the cumulative shareholder return on our common stock since May 26, 1996. Share information from May 26, 1996 to September 30, 1998 is based on the common stock of Security First Network Bank, the former parent of Security First Technologies Corporation. From September 30, 1998 to November 10, 1999, our company name was Security First Technologies Corporation. Since November 10, 1999, our name has been S1 Corporation. Total shareholder return is measured by dividing cumulative dividends for the measurement period (assuming dividend reinvestment) plus share price change for the period by the share price at the beginning of the measurement period. Neither S1 nor Security First Network Bank has paid dividends on its common stock from May 26, 1996 to December 31, 1999. Our cumulative shareholder return over this period is based on an investment of

$100 on May 26, 1996 and is compared to the cumulative total return of the Interactive Week Internet Index and the Nasdaq Composite Index.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
         S1, INTERACTIVE WEEK INTERNET INDEX AND NASDAQ COMPOSITE INDEX
                     FROM MAY 26, 1996 TO DECEMBER 31, 1999

                                    [CHART]

                                                         NASDAQ                        SI                INTERACTIVE WEEK INDEX
                                                         ------                        --                ----------------------
5/23/96                                                 100.0000                    100.0000                    100.0000
12/31/96                                                103.3940                     25.0000                     88.7628
12/31/97                                                125.7640                     17.6829                     94.6432
12/31/98                                                175.6040                     74.3902                    233.1580
12/31/99                                                325.8970                    381.0980                    625.5400

                                                             PERIOD ENDING
                                          ---------------------------------------------------
                 INDEX                    5/26/96   12/31/96   12/31/97   12/31/98   12/31/99
                 -----                    -------   --------   --------   --------   --------
S1 Corporation..........................  100.00      25.00      17.68      74.39     381.10
Interactive Week Internet Index.........  100.00      88.76      94.60     233.16     625.54
NASDAQ Composite Index..................  100.00     103.39     125.76     175.60     325.90

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Chairman of our compensation committee is Mr. Wilson and the other members of the committee currently are Mr. Gardner, Mr. Hodgson and Mr. Runnion. None of the members of this committee have served as an officer or employee of S1 or any of S1's subsidiaries. During 1999, S1 used software development consulting services from McCall Consulting Group. Mr. McCall is the President of McCall Consulting. During 1999, the total amount paid to McCall Consulting was approximately $3.0 million. At December 31, 1999, S1 had outstanding payables to McCall Consulting Group of $91,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNED BY MANAGEMENT

     The following table presents information known to us regarding the beneficial ownership of our common stock as of March 8, 2000 by each of our directors and named executive officers and by all of our directors and executive officers as a group. At March 8, 2000, there were 51,025,207 shares of our common stock issued and outstanding. All information as to beneficial ownership has been provided to us by the directors and executive officers, and unless otherwise indicated, each of the directors and executive officers has sole voting and investment power over all of the shares that they beneficially own.

                                                                NUMBER OF SHARES        PERCENT OF
                                                                  AND NATURE OF        COMMON STOCK
               NAME AND POSITION(S) WITH S1                  BENEFICIAL OWNERSHIP(a)   OUTSTANDING
               ----------------------------                  -----------------------   ------------
James S. Mahan, III........................................         2,055,615(b)           3.88%
  Chief Executive Officer, President and a Director
Robert F. Stockwell........................................           210,702(c)              *
  Chief Financial Officer
Daniel H. Drechsel.........................................            68,225(d)              *
  Chief Operating Officer
Michel Akkermans...........................................         4,870,000(e)           9.54%
  Chairman of the Board
Robert W. Copelan, D.V.M. .................................           287,064(f)              *
  Director
Gregg S. Freishtat.........................................         1,018,085(g)           2.00%
  Director
Dorsey R. Gardner..........................................         1,268,368(h)           2.48%
  Director
David C. Hodgson...........................................         2,793,000(i)           5.47%
  Director
Joseph S. McCall...........................................            47,000(j)              *
  Director
Howard J. Runnion, Jr. ....................................           220,848(k)              *
  Director
Jackson L. Wilson, Jr. ....................................               800                 *
  Director
All directors and executive officers as a group (11
  persons).................................................        12,839,707             25.16%

---------------
*   Less than one percent.

(a) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if that person has or shares voting power or investment power over the security, or has the right to acquire beneficial ownership at any time within 60 days from March 8, 2000. For this table, voting power includes the power to vote or direct the voting of shares and investment power includes the power to dispose or direct the disposition of shares.

(b) The share ownership of Mr. Mahan includes 1,908,400 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 8, 2000, 1,224 shares that are held directly by Mr. Mahan, 10,117 shares held in S1's 401(k) plan, 326 shares held in S1's Employee Stock Purchase Plan and 135,548 shares held by his wife.

(c) The share ownership of Mr. Stockwell includes 114,590 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 8, 2000, 83,576 shares held jointly with his wife, 6,974 shares held in S1's 401(k) plan, 3,728 shares held in an IRA and 1,834 shares held by his mother in an IRA.

(d) The share ownership of Mr. Drechsel includes 67,500 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 8, 2000, 562 shares held in S1's 401(k) plan and 163 shares held in S1's Employee Stock Purchase Plan.

(e) The share ownership of Mr. Akkermans includes 3,165,000 shares held directly by Mr. Akkermans and 1,705,000 shares owned by Pamica N.V., a company controlled by Mr. Akkermans.

(f) The share ownership of Dr. Copelan includes 185,840 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 8, 2000, 83,872 shares that are held directly by Dr. Copelan, 14,904 shares that are held by the Robert W. Copelan D.V.M. Retirement Plan and 2,448 shares that are held by his wife.

(g) The share ownership of Mr. Freishtat includes 518,085 shares held directly by Mr. Freishtat, 29,977 of which are held in escrow until November 2000 in connection with the November 1999 acquisition of VerticalOne Corporation by S1, 100,000 shares owned by the Freishtat 2000 Charitable Remainder Unitrust dated 1/28/2000, and 400,000 shares owned by GSF, LLP, a limited liability partnership of which Mr. Freishtat is a managing partner, 19,400 of which are held in escrow. Gregg and Ruth Freishtat share voting power over all shares held by GSF, LLP, including the escrowed shares.

(h) The share ownership of Mr. Gardner includes 20,000 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 8, 2000, 130,000 shares held directly by Mr. Gardner, 1,100,000 shares held by Hollybank Investment, LP, a limited partnership of which Mr. Gardner is a general partner, and 18,368 shares held by Thistle Investment LLC, of which Mr. Gardner is a managing member.

(i) The share ownership for Mr. Hodgson includes 2,399,000 shares held by General Atlantic Partners 20, L.P., 53,000 shares held by General Atlantic Partners 52, L.P. and 341,000 shares held by GAP Coinvestment Partners, L.P. Mr. Hodgson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the shares. For information about these entities, see note (d) to the table presented under the caption "Principal Shareholders."

(j) The share ownership of Mr. McCall includes 45,000 shares held directly by Mr. McCall and 2,000 shares held by Mr. McCall in an IRA.

(k) The share ownership of Mr. Runnion includes 20,848 shares of common stock that would be issued upon the exercise of options exercisable within 60 days of March 8, 2000 and 200,000 shares owned directly by Mr. Runnion.

PRINCIPAL SHAREHOLDERS

     The following table presents information known to us regarding the beneficial ownership of our common stock as of March 8, 2000 by each person believed by management to be the beneficial owner of more than 5% of our outstanding common stock.

                                                        NUMBER OF SHARES        PERCENT OF
                                                          AND NATURE OF        COMMON STOCK
       NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP(a)   OUTSTANDING
       ------------------------------------          -----------------------   ------------
Intuit Inc./Intuit Ventures Inc. ..................       5,550,000(b)            9.98%
  2535 Garcia Avenue
  Mountain View, CA 94043
Michel Akkermans...................................       4,870,000(c)            9.54%
  Excelsiorlaan 87
  B-1930 Zaventem, Belgium
David C. Hodgson/General Atlantic Partners, LLC....       2,793,000(d)            5.47%
  3 Pickwick Plaza
  Greenwich, CT 06830

---------------

(a) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if that person has or shares voting power or investment power over the security, or has the right to acquire beneficial ownership at any time within 60 days from March 8, 2000. For this table, voting power includes the power to vote or direct the voting of shares and investment power includes the power to dispose or direct the disposition of shares.

(b) Intuit Inc. filed an amended Schedule 13G dated March 13, 2000 with the Securities and Exchange Commission reporting shared voting and shared dispositive power over the shares listed above. The Schedule 13G reports that the number of shares listed above includes 4,579,187 shares issuable upon the exercise of an option exercisable within 60 days of March 8, 2000. The number of shares subject to the option may increase by up to 445,000 if certain earn-out shares are purchased from S1 by former holders of FICS Group N.V. capital stock by April 2001 and April 2002, provided that Intuit may not exercise the option for a number of shares that would result in Intuit beneficially owning more than 5,995,000 shares of S1 common stock. The amended Schedule 13G reports that these shares are owned by Intuit Ventures Inc., a wholly owned subsidiary of Intuit, and that Intuit disclaims beneficial ownership of the shares. The address of Intuit Ventures Inc. is 1285 Financial Boulevard, Reno, NV 89502.

(c) The share ownership of Mr. Akkermans includes 3,165,000 shares held directly by Mr. Akkermans and 1,705,000 shares owned by Pamica N.V., a company controlled by Mr. Akkermans.

(d) A Schedule 13D dated November 24, 1999 was filed with the Securities and Exchange Commission on behalf of General Atlantic Partners, LLC, General Atlantic Partners 20, L.P., General Atlantic Partners 52, L.P. and GAP Coinvestment Partners, L.P. reporting shared voting and shared dispositive power of all of the shares listed above by each of these entities. In connection with the November 1999 acquisition of FICS Group N.V. by S1, the
    Schedule 13D reports that three of these entities purchased shares of S1 common stock as follows: General Atlantic Partners 20, L.P., 2,399,000 shares; General Atlantic Partners 52, L.P., 53,000 shares; and GAP Coinvestment Partners, L.P., 341,000 shares. The Schedule 13D also reports that David C. Hodgson, one of the directors of S1, is one of the managing members of General Atlantic Partners, LLC and one of the general partners of GAP Coinvestment Partners, L.P., and that General Atlantic Partners, LLC is the general partner of General Atlantic Partners 20, L.P. and General Atlantic Partners 52, L.P. Accordingly, Mr. Hodgson is deemed to beneficially own these shares. Mr. Hodgson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1999, S1 used software development consulting services from McCall Consulting Group. The President of McCall Consulting, Mr. Joseph S. McCall, is one of our directors. During 1999, the total amount paid to McCall Consulting was approximately $3.0 million. At December 31, 1999, S1 had outstanding payables to McCall Consulting of $91,000.

     During the latter part of 1996, among its ordinary course of research and development activities, S1 started a project known as "WebTone." The WebTone project was established to assess the customer care issues raised as a result of interacting with retail customers over new delivery channels and subsequently to develop software solutions to resolve such issues more efficiently. In November 1997, after the assessment phase of the project was completed at a cost of approximately $300,000, the board of directors of Security First Network Bank, the predecessor public company of S1, determined not to proceed with WebTone, primarily because of the SFNB board's uncertainty regarding the potential of such a project and because of limited resources, both capital and personnel. With the SFNB board's full knowledge and agreement, the former Chairman of the Board of SFNB, Michael C. McChesney, created and funded his own company to develop WebTone. In undertaking these activities, Mr. McChesney and the board of directors agreed that WebTone and Mr. McChesney should enter into some form of arrangement for a future business relationship.

     In 1999, S1 engaged in transactions with WebTone and Mr. McChesney resigned as Chairman of the Board of S1 in February 1999. James S. Mahan, III, a Director, President and Chief Executive of S1 is on the Board of Directors of WebTone. In June 1999, S1 and WebTone entered into a Letter of Understanding pursuant to which S1 received approximately 3% of WebTone's fully diluted outstanding shares in exchange for cancelling $173,000 of outstanding receivables and in recognition of S1's interest in the development of WebTone. As contemplated by the Letter of Understanding, in November 1999 WebTone entered into a License and Reseller Agreement with S1. Under that Reseller Agreement, WebTone licensed to S1 certain WebTone software for internal development purposes, data processing purposes and to resell to financial institution customers. Under the Reseller Agreement, S1 can elect to receive payments of fees due in cash or in WebTone stock valued at $2.00 per share in 1999 and at fair market value, as determined by WebTone's Board, thereafter. There has been no activity to date under the Reseller Agreement. WebTone paid S1 $47,000 in 1999 for certain administrative and technical services.

     In February 1999, S1 and Andersen Consulting LLP entered into a strategic partnership. S1 issued a warrant to purchase 200,000 shares of S1 common stock to Andersen Consulting in February. The number of shares represented by the warrant is adjusted to reflect the May 1999 two-for-one split of S1's common stock. In April 1999, S1 issued 72,800 shares of S1 common stock to an affiliate of Andersen Consulting. In 1999, S1 and Andersen Consulting paid each other for work done on contracts where the other entity was the primary contractor. S1 paid Andersen Consulting a total of $10.0 million for such work and Andersen Consulting paid S1 a total of $627,000. Jackson L. Wilson, Jr., a director of S1, is a general partner of Andersen Consulting. At December 31, 1999, the accounts receivable due from Andersen was $270,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) The consolidated financial statements filed as a part of this report and incorporated herein by reference are listed and indexed under Item 8 Financial Statements and Supplementary Data.

     (2) The financial statement schedules filed as part of this report and incorporated herein by reference are listed and indexed under Item 8 Financial Statements and Supplementary Data.

     (3) The exhibits listed are filed as part of this report and incorporated herein by reference:

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of S1
          Corporation ("S1") (filed as Exhibit 1 to S1's Registration
          Statement on Form 8-A filed with the Securities and Exchange
          Commission ("SEC") on September 30, 1998 and incorporated
          herein by reference).
  3.2     Certificate of Amendment of Amended and Restated Certificate
          of Incorporation of S1 dated June 3, 1999 (filed as Exhibit
          4.2 to S1's Registration Statement on Form S-8 (File No.
          333-82369) filed with the SEC on July 7, 1999 and
          incorporated herein by reference).
  3.3     Certificate of Amendment of Amended and Restated Certificate
          of Incorporation of S1 dated November 10, 1999.
  3.4     Certificate of Designation for S1's Series B Redeemable
          Convertible Preferred Stock (filed as Exhibit 2 to S1's
          Registration Statement on Form 8-A filed with the SEC on
          September 30, 1998 and incorporated herein by reference).
  3.5     Certificate of Designation for S1's Series C Redeemable
          Convertible Preferred Stock (filed as Exhibit 3 to S1's
          Quarterly Report on Form 10-Q for the quarterly period
          ending March 31, 1999 and incorporated herein by reference).
  3.6     Amended and Restated Bylaws of S1, as amended.
  4.1     Specimen certificate for S1's common stock (filed as Exhibit
          4 to S1's Registration Statement on Form 8-A filed with the
          SEC on September 30, 1998 and incorporated herein by
          reference).
  4.2     Specimen certificate for S1's Series A Convertible Preferred
          Stock (filed as Exhibit 4.2 to S1's Annual Report on Form
          10-K for the fiscal year ended December 31, 1998 and
          incorporated herein by reference).
  4.3     Specimen certificate for S1's Series B Convertible
          Redeemable Preferred Stock (filed as Exhibit 4.3 to S1's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998 and incorporated herein by reference).
  4.4     Specimen certificate for S1's Series C Redeemable
          Convertible Preferred Stock (filed as Exhibit 4 to S1's
          Quarterly Report on Form 10-Q for the quarterly period
          ending March 31, 1999 and incorporated herein by reference).
 10.1     Second Amended and Restated Plan of Reorganization, dated as of March 9, 1998, by and among Security First Network Bank
          ("SFNB"), S1 and New Security First Network Bank, as amended on June 4, 1998 and September 25, 1998 (filed as Exhibit
          10.2 to S1's Current Report on Form 8-K filed with the SEC on October 14, 1998 and incorporated herein by reference).
 10.2     Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc.,
          SFNB and S1, as amended on June 5, 1998 (attached as
          Appendix C to the Proxy Statement/Prospectus that formed a part of S1's Registration Statement on Form S-4 (File No.
          333-56181) filed with the SEC on June 5, 1998 and
          incorporated herein by reference).

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
 10.3     Common Stock Purchase and Option Agreement, dated as of
          March 9, 1998, by and among SFNB, RBC Holdings (Delaware)
          Inc. and S1, as amended on June 5, 1998 (filed as Exhibit
          2.3 to S1's Registration Statement on Form S-4 (File No.
          333-56181) filed with the SEC on June 5, 1998 and
          incorporated herein by reference).
 10.4     Registration Rights Agreement, dated as of February 25,
          1999, by and among S1, Royal Bank of Canada and RBC Holdings
          (Delaware) Inc. (filed as Exhibit 10.1 to S1's Quarterly
          Report on Form 10-Q for the quarterly period ended March 31,
          1999 and incorporated herein by reference).
 10.5     Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance
          Company (filed as Exhibit 10.4 to Pre-Effective Amendment
          No. 2 to the S1's Registration Statement on Form S-4 (File
          No. 333-56181) filed with the SEC on August 21, 1998 and
          incorporated herein by reference).
 10.6     Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on
          April 30, 1999 (filed as Exhibit 10.2 to S1's Quarterly
          Report on Form 10-Q for the quarterly period ending March
          31, 1999 and incorporated herein by reference).
 10.7     Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as
          amended on April 30, 1999 (filed as Exhibit 10.3 to S1's
          Quarterly Report on Form 10-Q for the quarterly period
          ending March 31, 1999 and incorporated herein by reference).
 10.8     Warrant, dated February 19, 1999, issued by S1 to Andersen
          Consulting LLP (filed as Exhibit 10.4 to S1's Quarterly
          Report on Form 10-Q for the quarterly period ending March
          31, 1999 and incorporated herein by reference).
 10.9     Warrant, dated February 25, 1999, issued by S1 to Royal Bank of Canada (filed as Exhibit 10.5 to S1's Quarterly Report on
          Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).
 10.10    Stock Purchase and Option Agreement, dated as of May 16,
          1999, by and between S1 and Intuit Inc. (filed as Exhibit
          10.1 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).
 10.11    Amendment No. 1 to Stock Purchase and Option Agreement,
          dated as of November 2, 1999, by and between S1 and Intuit
          Inc. (filed as Exhibit 10.1 to S1's Current Report on Form
          8-K filed with the SEC on November 9, 1999 and incorporated herein by reference).
 10.12    Agreement and Plan of Merger, dated as of May 16, 1999, by and among S1, Sahara Strategy Corporation and Edify
          Corporation (filed as Exhibit 2.2 to S1's Current Report on
          Form 8-K filed with the SEC on May 21, 1999).
 10.13    Stock Purchase Agreement II, dated as of September 21, 1999, by and among S1 and the individuals and entities who are
          signatories thereto and for the limited purposes set forth therein FICS Group N.V., as amended by Amendment to Stock
          Purchase Agreement II, dated as of October 7, 1999 (filed as
          Annex B to Prospectus/Proxy Statement that formed a part of
          Amendment No. 1 to S1's Form S-4 Registration Statement
          (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).
 10.14    Share Purchase Agreement II, dated as of September 21, 1999, by and among S1 Europe Holdings N.V. and the stockholders of
          FICS Group N.V. who are signatories thereto, and for the
          limited purposes stated therein, S1 and FICS Group N.V., as amended by Amendment to Share Purchase Agreement II, dated as of October 7, 1999 (filed as Annex A to Prospectus/Proxy
          Statement that formed a part of Amendment No. 1 to S1's Form
          S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by
          reference).

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
 10.15    Agreement and Plan of Merger, dated as of September 23,
          1999, by and among S1, VerticalOne Acquisition Corporation and VerticalOne Corporation (filed as Exhibit 2.1 to S1's
          Current Report on Form 8-K filed with the SEC on October 1,
          1999 and incorporated herein by reference).
 10.16    Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc.
 10.17    Security First Technologies Corporation Amended and Restated
          1995 Stock Option Plan (filed as Appendix B to S1's
          definitive proxy statement for S1's 1999 annual meeting of shareholders and incorporated herein by reference).*
 10.18    Security First Network Bank Amended and Restated Directors'
          Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective
          Amendment No. 2 to S1's Registration Statement on Form S-4
          (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*
 10.19    Security First Technologies Corporation 1998 Directors'
          Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective
          Amendment No. 1 to S1's Registration Statement on Form S-4
          (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*
 10.20    Letter Agreement, dated as of September 23, 1999, by and
          between S1 and Gregg Freishtat.*
 10.21    Management Agreement, dated as of December 4, 1998, by and among FICS, Michel Akkermans and Pamica N.V.*
 21       Subsidiaries of S1.
 23.1     Consent of PricewaterhouseCoopers LLP
 23.2     Consent of KPMG LLP
 27       Financial Data Schedule.

------------------

      *   Management contract or compensatory plan.

     (b) Reports on Form 8-K

     S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended December 31, 1999:

          Current Report on Form 8-K filed with the SEC on October 1, 1999 (date of report September 23, 1999) (announcing S1's proposed acquisition of VerticalOne Corporation and S1's purchase of VerticalOne Series C preferred stock).

          Current Report on Form 8-K filed with the SEC on November 1, 1999 (date of report October 25, 1999) (announcing the appointment of PricewaterhouseCoopers LLP as S1's independent accountants and the dismissal of S1's former independent accountants, KPMG LLP).

          Current Report on Form 8-K filed with the SEC on November 9, 1999 (date of report November 2, 1999) (attaching a press release describing S1's results of operations for the third quarter 1999, attaching materials related to an analyst conference call and announcing the amendment of the Stock Purchase and Option Agreement between S1 and Intuit Inc.).

          Current Report on Form 8-K filed with the SEC on November 18, 1999 (date of report November 10, 1999) (announcing the completion of S1's acquisition of Edify Corporation and VerticalOne Corporation, the appointment of Gregg Freishtat to serve as a member of S1's Board of Directors and the amendment of S1's Amended and Restated Certificate of Incorporation to change the name of S1 to "S1 Corporation").

          Current Report on Form 8-K filed with the SEC on December 3, 1999 (date of report November 18, 1999) (announcing the completion of the acquisition of FICS Group, N.V. by S1's Belgian subsidiary and the appointment of Michel Akkermans and David Hodgson to serve on S1's Board of Directors).

          Current Report on Form 8-K filed with the SEC on December 15, 1999 (date of report December 15, 1999) (announcing an S1 analyst conference to be held on December 15, 1999).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 17, 2000.

                                          S1 CORPORATION

                                          By:    /s/ JAMES S. MAHAN, III
                                            ------------------------------------
                                            James S. Mahan, III
                                            Chief Executive Officer and
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 17, 2000.

                    NAME                                           TITLE
                    ----                                           -----

           /s/ JAMES S. MAHAN, III             Chief Executive Officer, President and
---------------------------------------------  Director (Principal Executive Officer)
             James S. Mahan, III

           /s/ ROBERT F. STOCKWELL             Chief Financial Officer (Principal Financial
---------------------------------------------  Officer and Principal Accounting Officer)
             Robert F. Stockwell

            /s/ MICHEL AKKERMANS               Chairman of the Board
---------------------------------------------
              Michel Akkermans

            /s/ ROBERT W. COPELAN              Director
---------------------------------------------
          Robert W. Copelan, D.V.M

           /s/ GREGG S. FREISHTAT              Director
---------------------------------------------
             Gregg S. Freishtat

            /s/ DORSEY R. GARDNER              Director
---------------------------------------------
              Dorsey R. Gardner

            /s/ DAVID C. HODGSON               Director
---------------------------------------------
              David C. Hodgson

            /s/ JOSEPH S. MCCALL               Director
---------------------------------------------
              Joseph S. McCall

         /s/ HOWARD J. RUNNION, JR.            Director
---------------------------------------------
           Howard J. Runnion, Jr.

         /s/ JACKSON L. WILSON, JR.            Director
---------------------------------------------
           Jackson L. Wilson, Jr.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of S1
          Corporation ("S1") (filed as Exhibit 1 to S1's Registration
          Statement on Form 8-A filed with the Securities and Exchange
          Commission ("SEC") on September 30, 1998 and incorporated
          herein by reference).
  3.2     Certificate of Amendment of Amended and Restated Certificate
          of Incorporation of S1 dated June 3, 1999 (filed as Exhibit
          4.2 to S1's Registration Statement on Form S-8 (File No.
          333-82369) filed with the SEC on July 7, 1999 and
          incorporated herein by reference).
  3.3     Certificate of Amendment of Amended and Restated Certificate
          of Incorporation of S1 dated November 10, 1999.
  3.4     Certificate of Designation for S1's Series B Redeemable
          Convertible Preferred Stock (filed as Exhibit 2 to S1's
          Registration Statement on Form 8-A filed with the SEC on
          September 30, 1998 and incorporated herein by reference).
  3.5     Certificate of Designation for S1's Series C Redeemable
          Convertible Preferred Stock (filed as Exhibit 3 to S1's
          Quarterly Report on Form 10-Q for the quarterly period
          ending March 31, 1999 and incorporated herein by reference).
  3.6     Amended and Restated Bylaws of S1, as amended.
  4.1     Specimen certificate for S1's common stock (filed as Exhibit
          4 to S1's Registration Statement on Form 8-A filed with the
          SEC on September 30, 1998 and incorporated herein by
          reference).
  4.2     Specimen certificate for S1's Series A Convertible Preferred
          Stock (filed as Exhibit 4.2 to S1's Annual Report on Form
          10-K for the fiscal year ended December 31, 1998 and
          incorporated herein by reference).
  4.3     Specimen certificate for S1's Series B Convertible
          Redeemable Preferred Stock (filed as Exhibit 4.3 to S1's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998 and incorporated herein by reference).
  4.4     Specimen certificate for S1's Series C Redeemable
          Convertible Preferred Stock (filed as Exhibit 4 to S1's
          Quarterly Report on Form 10-Q for the quarterly period
          ending March 31, 1999 and incorporated herein by reference).
 10.1     Second Amended and Restated Plan of Reorganization, dated as of March 9, 1998, by and among Security First Network Bank
          ("SFNB"), S1 and New Security First Network Bank, as amended on June 4, 1998 and September 25, 1998 (filed as Exhibit
          10.2 to S1's Current Report on Form 8-K filed with the SEC on October 14, 1998 and incorporated herein by reference).
 10.2     Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc.,
          SFNB and S1, as amended on June 5, 1998 (attached as
          Appendix C to the Proxy Statement/Prospectus that formed a part of S1's Registration Statement on Form S-4 (File No.
          333-56181) filed with the SEC on June 5, 1998 and
          incorporated herein by reference).
 10.3     Common Stock Purchase and Option Agreement, dated as of
          March 9, 1998, by and among SFNB, RBC Holdings (Delaware)
          Inc. and S1, as amended on June 5, 1998 (filed as Exhibit
          2.3 to S1's Registration Statement on Form S-4 (File No.
          333-56181) filed with the SEC on June 5, 1998 and
          incorporated herein by reference).
 10.4     Registration Rights Agreement, dated as of February 25,
          1999, by and among S1, Royal Bank of Canada and RBC Holdings
          (Delaware) Inc. (filed as Exhibit 10.1 to S1's Quarterly
          Report on Form 10-Q for the quarterly period ended March 31,
          1999 and incorporated herein by reference).

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
 10.5     Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance
          Company (filed as Exhibit 10.4 to Pre-Effective Amendment
          No. 2 to the S1's Registration Statement on Form S-4 (File
          No. 333-56181) filed with the SEC on August 21, 1998 and
          incorporated herein by reference).
 10.6     Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on
          April 30, 1999 (filed as Exhibit 10.2 to S1's Quarterly
          Report on Form 10-Q for the quarterly period ending March
          31, 1999 and incorporated herein by reference).
 10.7     Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as
          amended on April 30, 1999 (filed as Exhibit 10.3 to S1's
          Quarterly Report on Form 10-Q for the quarterly period
          ending March 31, 1999 and incorporated herein by reference).
 10.8     Warrant, dated February 19, 1999, issued by S1 to Andersen
          Consulting LLP (filed as Exhibit 10.4 to S1's Quarterly
          Report on Form 10-Q for the quarterly period ending March
          31, 1999 and incorporated herein by reference).
 10.9     Warrant, dated February 25, 1999, issued by S1 to Royal Bank of Canada (filed as Exhibit 10.5 to S1's Quarterly Report on
          Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).
 10.10    Stock Purchase and Option Agreement, dated as of May 16,
          1999, by and between S1 and Intuit Inc. (filed as Exhibit
          10.1 to S1's Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).
 10.11    Amendment No. 1 to Stock Purchase and Option Agreement,
          dated as of November 2, 1999, by and between S1 and Intuit
          Inc. (filed as Exhibit 10.1 to S1's Current Report on Form
          8-K filed with the SEC on November 9, 1999 and incorporated herein by reference).
 10.12    Agreement and Plan of Merger, dated as of May 16, 1999, by and among S1, Sahara Strategy Corporation and Edify
          Corporation (filed as Exhibit 2.2 to S1's Current Report on
          Form 8-K filed with the SEC on May 21, 1999).
 10.13    Stock Purchase Agreement II, dated as of September 21, 1999, by and among S1 and the individuals and entities who are
          signatories thereto and for the limited purposes set forth therein FICS Group N.V., as amended by Amendment to Stock
          Purchase Agreement II, dated as of October 7, 1999 (filed as
          Annex B to Prospectus/Proxy Statement that formed a part of
          Amendment No. 1 to S1's Form S-4 Registration Statement
          (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).
 10.14    Share Purchase Agreement II, dated as of September 21, 1999, by and among S1 Europe Holdings N.V. and the stockholders of
          FICS Group N.V. who are signatories thereto, and for the
          limited purposes stated therein, S1 and FICS Group N.V., as amended by Amendment to Share Purchase Agreement II, dated as of October 7, 1999 (filed as Annex A to Prospectus/Proxy
          Statement that formed a part of Amendment No. 1 to S1's Form
          S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by
          reference).
 10.15    Agreement and Plan of Merger, dated as of September 23,
          1999, by and among S1, VerticalOne Acquisition Corporation and VerticalOne Corporation (filed as Exhibit 2.1 to S1's
          Current Report on Form 8-K filed with the SEC on October 1,
          1999 and incorporated herein by reference).
 10.16    Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc.
 10.17    Security First Technologies Corporation Amended and Restated
          1995 Stock Option Plan (filed as Appendix B to S1's
          definitive proxy statement for S1's 1999 annual meeting of shareholders and incorporated herein by reference).*

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
 10.18    Security First Network Bank Amended and Restated Directors'
          Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective
          Amendment No. 2 to S1's Registration Statement on Form S-4
          (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*
 10.19    Security First Technologies Corporation 1998 Directors'
          Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective
          Amendment No. 1 to S1's Registration Statement on Form S-4
          (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*
 10.20    Letter Agreement, dated as of September 23, 1999, by and
          between S1 and Gregg Freishtat.*
 10.21    Management Agreement, dated as of December 4, 1998, by and among FICS, Michel Akkermans and Pamica N.V.*
 21       Subsidiaries of S1.
 23.1     Consent of PricewaterhouseCoopers LLP.
 23.2     Consent of KPMG LLP.
 27       Financial Data Schedule.

------------------

      *   Management contract or compensatory plan.