Form 10-Q
period 2000-03-31
S1 CORP /DE/
filed 2000-05-15
CIK 1063254

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER: 000-24931

                                 S1 CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       58-2395199
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

    3390 PEACHTREE ROAD, NE, SUITE 1700                            30326
              ATLANTA, GEORGIA                                   (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 812-6200

                                 NOT APPLICABLE
                  (FORMER NAME IF CHANGED SINCE LAST REPORT.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Shares of common stock outstanding as of May 12, 2000: 54,190,407

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        S1 CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    -------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   75,109      $   67,850
  Investment securities available for sale (cost of $1,343
    at March 31, 2000 and $1,800 at December 31, 1999)......      38,549          62,754
  Accounts receivable, net of allowance for doubtful
    accounts and billing adjustments of $8,036 at March 31,
    2000 and $8,584 at December 31, 1999....................      63,662          70,136
  Notes receivable..........................................       1,500           1,500
  Prepaid expenses..........................................       7,908           6,625
  Other current assets......................................         624             678
                                                              ----------      ----------
         Total current assets...............................     187,352         209,543
  Property and equipment, net...............................      33,553          24,580
  Intangible assets, net....................................      94,621         106,508
  Notes receivable..........................................       2,004              --
  Goodwill, net.............................................     719,615         788,293
  Other assets..............................................       6,372           3,563
                                                              ----------      ----------
         Total assets.......................................  $1,043,517      $1,132,487
                                                              ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   18,443      $   29,493
  Accrued salaries and benefits.............................      11,242          12,123
  Accrued other expenses....................................      56,225          44,122
  Deferred revenues.........................................      22,218          20,469
  Notes payable.............................................       3,744           6,351
  Current portion of capital lease obligation...............         615             759
                                                              ----------      ----------
         Total current liabilities..........................     112,487         113,317
  Deferred revenues.........................................       5,426           9,283
  Capital lease obligation, excluding current portion.......         916           1,086
  Deferred tax liability....................................      15,386          15,386
  Other liabilities.........................................       2,125           2,608
                                                              ----------      ----------
         Total liabilities..................................     136,340         141,680
                                                              ----------      ----------
  Stockholders' equity:
    Preferred stock, $0.01 par value. Authorized 25,000,000
     shares. Issued and outstanding 1,061,514 and 1,393,014
     shares at March 31, 2000 and December 31, 1999,
     respectively...........................................      22,675          23,089
    Common stock, $0.01 par value. Authorized 350,000,000
     shares. Issued and outstanding 51,163,353 and
     48,831,243 shares at March 31, 2000 and December 31,
     1999, respectively.....................................         512             488
    Additional paid-in capital..............................   1,142,127       1,126,607
    Receivable from the sale of stock.......................     (11,730)        (11,735)
    Accumulated deficit.....................................    (283,135)       (207,927)
    Accumulated other comprehensive income:
      Net unrealized gains on investment securities
       available for sale, net of taxes.....................      36,394          60,143
      Cumulative foreign currency translation adjustment,
       net of taxes.........................................         334             142
                                                              ----------      ----------
         Total stockholders' equity.........................     907,177         990,807
                                                              ----------      ----------
         Total liabilities and stockholders' equity.........  $1,043,517      $1,132,487
                                                              ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                SHARE AND PER SHARE
                                                                       DATA)
Revenues:
  Software licenses.........................................  $   10,719    $    2,308
  Professional services.....................................      34,382         7,722
  Data center...............................................       3,507         1,547
  Other.....................................................       1,761           423
                                                              ----------    ----------
          Total revenues....................................      50,369        12,000
                                                              ----------    ----------
Direct costs:
  Software licenses.........................................       1,521           133
  Professional services, excluding stock compensation
     expense of $24 in 2000 and 1999, respectively..........      25,884         4,955
  Data center...............................................       3,352         1,687
  Other.....................................................       1,594           344
                                                              ----------    ----------
          Total direct costs................................      32,351         7,119
                                                              ----------    ----------
          Gross margin......................................      18,018         4,881
Operating expenses:
  Selling and marketing, excluding stock compensation
     expense of $188 in 2000................................      11,406         1,079
  Product development, excluding stock compensation expense
     of $440 and $54 in 2000 and 1999, respectively.........      14,992         4,321
  General and administrative, excluding stock compensation
     expense of $473 and $29 in 2000 and 1999,
     respectively...........................................       9,351         1,562
  Depreciation and amortization.............................       3,404         1,194
  Stock option compensation expense.........................       1,125           107
  Marketing cost from warrant issued........................       4,600            --
  Merger related costs......................................       6,814            --
  Amortization of acquisition intangibles...................      77,127           103
                                                              ----------    ----------
          Total operating expenses..........................     128,819         8,366
                                                              ----------    ----------
          Operating loss....................................    (110,801)       (3,485)
Interest and investment income..............................      35,593           227
                                                              ----------    ----------
Net loss....................................................  $  (75,208)   $   (3,258)
                                                              ==========    ==========
Basic and diluted net loss per common share.................  $    (1.49)   $    (0.13)
                                                              ==========    ==========
Weighted average number of shares of common stock
  outstanding...............................................  50,456,210    24,698,334
                                                              ==========    ==========

     See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                                    CONVERTIBLE PREFERRED STOCK
                                     ----------------------------------------------------------
                                         SERIES A            SERIES B             SERIES C           COMMON STOCK       ADDITIONAL
                                     -----------------   -----------------   ------------------   -------------------    PAID-IN
                                      SHARES    AMOUNT   SHARES    AMOUNT     SHARES    AMOUNT      SHARES     AMOUNT    CAPITAL
                                     --------   ------   -------   -------   --------   -------   ----------   ------   ----------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Balance December 31, 1999..........   428,950   $1,062   749,064   $10,000    215,000   $12,027   48,831,243    $488    $1,126,607
Net loss...........................        --      --         --       --          --       --            --      --            --
Change in net unrealized gains on
 investment securities available
 for sale, net of taxes............        --      --         --       --          --       --            --      --            --
Change in cumulative foreign
 currency translation adjustment,
 net of taxes......................        --      --         --       --          --       --            --      --            --
Realized gain on sale of investment
 securities available for sale.....        --      --         --       --          --       --            --      --            --
Conversion of preferred stock to
 common stock......................  (331,500)   (414)        --       --          --       --       663,000       7           407
Payment on receivable from the sale
 of stock..........................        --      --         --       --          --       --            --      --            --
Interest earned on receivable from
 the sale of stock.................        --      --         --       --          --       --            --      --           235
Common stock sold under employee
 stock purchase and option plans...        --      --         --       --          --       --     1,669,110      17         9,153
Deferred stock option compensation
 expense...........................        --      --         --       --          --       --            --      --         1,125
Warrant issued in connection with
 marketing agreement...............        --      --         --       --          --       --            --      --         4,600
Comprehensive loss.................
                                     --------   ------   -------   -------   --------   -------   ----------    ----    ----------
Balance March 31, 2000.............    97,450   $ 648    749,064   $10,000    215,000   $12,027   51,163,353    $512    $1,142,127
                                     ========   ======   =======   =======   ========   =======   ==========    ====    ==========


                                     RECEIVABLE                  ACCUMULATED
                                      FROM THE                      OTHER           TOTAL
                                      SALE OF     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                       STOCK        DEFICIT        INCOME          EQUITY       INCOME (LOSS)
                                     ----------   -----------   -------------   -------------   -------------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Balance December 31, 1999..........   $(11,735)    $(207,927)     $ 60,285        $990,807
Net loss...........................         --       (75,208)           --         (75,208)       $(75,208)
Change in net unrealized gains on
 investment securities available
 for sale, net of taxes............         --            --          (243)           (243)           (243)
Change in cumulative foreign
 currency translation adjustment,
 net of taxes......................         --            --           192             192             192
Realized gain on sale of investment
 securities available for sale.....         --            --       (23,506)        (23,506)             --
Conversion of preferred stock to
 common stock......................         --            --            --              --              --
Payment on receivable from the sale
 of stock..........................        240            --            --             240              --
Interest earned on receivable from
 the sale of stock.................       (235)           --            --              --              --
Common stock sold under employee
 stock purchase and option plans...         --            --            --           9,170              --
Deferred stock option compensation
 expense...........................         --            --            --           1,125              --
Warrant issued in connection with
 marketing agreement...............         --            --            --           4,600              --
Comprehensive loss.................                                                               $(75,259)
                                      --------     ---------      --------        --------        ========
Balance March 31, 2000.............   $(11,730)    $(283,135)     $ 36,728        $907,177
                                      ========     =========      ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(75,208)   $(3,258)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization........................    80,531      1,297
       Compensation and marketing expense for stock options
        and warrant.........................................     5,725        107
       Provision for doubtful accounts receivable and
        billing adjustments.................................       923        490
       Gain on the sale of investment securities available
        for sale............................................   (34,818)        --
       Decrease in accounts receivable......................     5,551      9,437
       Increase in prepaid expenses and other assets........    (1,496)      (704)
       Decrease in accounts payable.........................   (11,050)    (2,335)
       Increase in accrued expenses and other liabilities...    10,560         59
       (Decrease) increase in deferred revenue..............    (2,108)     2,492
                                                              --------    -------
          Net cash (used in) provided by operating
           activities.......................................   (21,390)     7,585
                                                              --------    -------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for
     sale...................................................    36,546         --
  Investments in and advances to unconsolidated companies...    (5,538)        --
  Purchases of property and equipment and purchased
     technology.............................................    (8,933)      (741)
                                                              --------    -------
          Net cash provided by (used in) investing
           activities.......................................    22,075       (741)
                                                              --------    -------
Cash flows from financing activities:
  Payment on subscription receivable........................       240        962
  Proceeds from sale of common stock under employee stock
     purchase and option plans..............................     9,170        922
  Payments on capital lease obligations.....................      (315)      (514)
  Payments on borrowings....................................    (2,432)        --
  Proceeds from interest income on receivable from sale of
     stock..................................................        --         80
                                                              --------    -------
          Net cash provided by financing activities.........     6,663      1,450
                                                              --------    -------
Effect of exchange rate changes on cash.....................       (89)         5
                                                              --------    -------
Net increase in cash........................................     7,259      8,299
Cash and cash equivalents at beginning of period............    67,850     14,504
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 75,109    $22,803
                                                              ========    =======
Noncash financing activities:
  Conversion of preferred stock to common stock.............       414        798
  Issuance of Series C Preferred Stock in exchange for
     subscription receivable................................        --     12,027

     See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     S1 Corporation (the "Company" or "S1") develops integrated Internet software applications that enable financial organizations to offer products, services and transactions over the Internet in a secure environment. S1 Corporation also offers product integration, training, call center technology and data center processing services.

     The consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three month periods ended March 31, 2000 and 1999 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

2. PENDING BUSINESS COMBINATIONS

     On April 7, 2000, the Company completed its acquisition of Q Up Systems, Inc. ("Q Up"), a leading provider of Internet banking and e-commerce portal solutions for financial institutions, primarily community banks. Under the agreement, the Company issued approximately 2.4 million shares of common stock to the shareholders of Q UP in exchange for the shares of the company, including preferred shares. In addition, the Company issued approximately 1.4 million options in exchange for options held by existing Q Up employees. The transaction will be accounted for using the purchase method of accounting.

     On April 13, 2000, the Company completed its acquisition of Davidge Data Systems ("Davidge"), a software company that specializes in middleware and order routing software and systems for the brokerage industry. Under the agreement, the Company acquired Davidge for approximately 250,000 shares of common stock. In addition, the Company will issue approximately 496,000 options both in exchange for options held by existing Davidge employees and as additional options to Davidge employees. The transaction will be accounted for using the purchase method of accounting.

3. COMMITMENTS AND CONTINGENCIES

     On March 1, 2000, the Company entered into a ten year operating lease for a total of 185,000 square feet of office space, commencing September 2001. The minimum annual payments under the lease are $1.4 million in 2001, $4.2 million in 2002, $4.3 million in 2003, $4.4 million in 2004, and $32.2 million in years thereafter.

     In May 2000, the Company and three of its executive officers were named in three shareholder lawsuits (see Part II, Item 1 of this Form 10-Q). While the ultimate results and outcomes of these actions and claims cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.

4. NET LOSS PER SHARE

     Basic net loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares

                        S1 CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

that would have been used in the Company's computation of diluted earnings per share for the three month period ended March 31, 2000 and 1999 was 66,757,024 and 36,407,070 respectively.

5. SEGMENT REPORTING

     S1 operates in three business segments, Internet Financial Services, Call Center Technology and Internet Aggregation Services. The Internet Financial Services segment builds, delivers and operates integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to the S1 Data Center. Through the Call Center Technology segment, S1 offers interactive voice response and voice e-Commerce technology. The Internet Aggregation Services segment provides technology that enables consumers to aggregate personal account information from multiple sources. S1 manages the business based on these operating segments.

     S1 evaluates the performance of its operating segments based on revenues, direct costs and operating income, excluding depreciation and amortization, stock option compensation expense, marketing cost from a warrant issued, merger related costs and amortization of acquisition intangibles. In addition, the Company provides general and administrative services to the operating segments on a shared services basis and does not allocate these costs to the individual segments, therefore the general and administrative costs are included in the other category. The Company does not produce reports that measure the performance according to any asset-based metrics.

     For the three months ended March 31, 2000, one major customer accounted for approximately 36% of total revenue. For the three months ended March 31, 1999, three major customers accounted for approximately 44%, 17% and 12% of total revenue, respectively.

                                                       QUARTER ENDED MARCH 31, 2000
                                      --------------------------------------------------------------
                                      INTERNET      INTERNET         CALL
                                      FINANCIAL    AGGREGATION      CENTER
                                      SERVICES      SERVICES      TECHNOLOGY     OTHER       TOTAL
                                      ---------    -----------    ----------    -------    ---------
                                                          (DOLLARS IN THOUSANDS)
                                                               (UNAUDITED)
Revenues:
  Software licenses.................   $ 3,666       $    --       $ 7,053      $    --    $  10,719
  Professional services.............    30,969            --         3,413           --       34,382
  Data center.......................     3,193           314            --           --        3,507
  Other.............................     1,761            --            --           --        1,761
                                       -------       -------       -------      -------    ---------
          Total revenues............    39,589           314        10,466           --       50,369
                                       -------       -------       -------      -------    ---------
Direct costs:
  Software licenses.................        24            --         1,497           --        1,521
  Professional services.............    23,351            --         2,533           --       25,884
  Data center.......................     3,154           198            --           --        3,352
  Other.............................     1,594            --            --           --        1,594
                                       -------       -------       -------      -------    ---------
          Total direct costs........    28,123           198         4,030           --       32,351
                                       -------       -------       -------      -------    ---------
          Gross margin..............    11,466           116         6,436           --       18,018
Operating expenses..................    18,134         4,498         7,699        5,418       35,749
                                       -------       -------       -------      -------    ---------
          Operating loss*...........   $(6,668)      $(4,382)      $(1,263)     $(5,418)     (17,731)
                                       =======       =======       =======      =======

                        S1 CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                       QUARTER ENDED MARCH 31, 2000
                                      --------------------------------------------------------------
                                      INTERNET      INTERNET         CALL
                                      FINANCIAL    AGGREGATION      CENTER
                                      SERVICES      SERVICES      TECHNOLOGY     OTHER       TOTAL
                                      ---------    -----------    ----------    -------    ---------
                                                          (DOLLARS IN THOUSANDS)
                                                               (UNAUDITED)
  Depreciation and amortization.....                                                           3,404
  Stock option compensation
     expense........................                                                           1,125
  Marketing cost from warrant
     issued.........................                                                           4,600
  Merger related costs..............                                                           6,814
  Amortization of acquisition
     intangibles....................                                                          77,127
                                                                                           ---------
Operating loss in the income
  statement.........................                                                       $(110,801)
                                                                                           =========

---------------
* Excluding depreciation and amortization, stock option compensation expense, marketing cost from warrant issued, merger related costs and amortization of acquisition intangibles.

                                                          QUARTER ENDED MARCH 31, 1999
                                           ----------------------------------------------------------
                                           INTERNET      INTERNET         CALL
                                           FINANCIAL    AGGREGATION      CENTER
                                           SERVICES      SERVICES      TECHNOLOGY    OTHER     TOTAL
                                           ---------    -----------    ----------    -----    -------
Revenues:
  Software licenses......................   $ 2,308         $--            $--        $--     $ 2,308
  Professional services..................     7,722         --             --         --        7,722
  Data center............................     1,547         --             --         --        1,547
  Other..................................       423         --             --         --          423
                                            -------         --             --         --      -------
          Total revenues.................    12,000         --             --         --       12,000
                                            -------         --             --         --      -------
Direct costs:
  Software licenses......................       133         --             --         --          133
  Professional services..................     4,955         --             --         --        4,955
  Data center............................     1,687         --             --         --        1,687
  Other..................................       344         --             --         --          344
                                            -------         --             --         --      -------
          Total direct costs.............     7,119         --             --         --        7,119
                                            -------         --             --         --      -------
          Gross margin...................     4,881         --             --         --        4,881
Operating expenses.......................     6,962         --             --         --        6,962
                                            -------         --             --         --      -------
          Operating loss*................   $(2,081)        $--            $--        $--      (2,081)
                                            =======         ==             ==         ==
  Depreciation and amortization..........                                                       1,194
  Stock option compensation expense......                                                         107
  Amortization of acquisition
     intangibles.........................                                                         103
                                                                                              -------
Operating loss in the income statement...                                                     $(3,485)
                                                                                              =======

---------------
* Excluding depreciation and amortization, stock option compensation expenses and amortization of acquisition intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements contained in this quarterly report that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include, but are in no way limited to:

     - the possibility that the anticipated benefits from our recent acquisition transactions will not be fully realized;

     - the possibility that costs or difficulties related to our integration of recent acquisitions will be greater than expected;

     - our dependence on the timely development, introduction and customs acceptance of new internet services;

     - rapidly changing technology and shifting demand requirements and internet usage patterns;

     - other risks and uncertainties, including the impact of competitive services, products and prices, the unsettled conditions in the internet and other high-technology industries and the ability to attract and retain key personnel; and

     - other risk factors as may be detailed from time to time in our public announcements and filings with the SEC, including the Company's annual report on Form 10-K for the year ended December 31, 1999.

     In addition, nothing in this quarterly report should be viewed as an update or comment on earlier forward looking statements provided by S1 Corporation. As noted above, because actual results, performance or developments may differ materially from forward-looking statements, S1 will not update such statements over the course of future periods.

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes appearing elsewhere herein and in our Form 10-K for the year ended December 31, 1999.

GENERAL

     We are a leading global infrastructure provider of Internet-based solutions for financial organizations. Through our "engage, enable, everywhere" strategy, we provide the solutions that empower our client banks, brokerage firms and insurance companies to engage and enable their customers to access their financial information and conduct transactions everywhere the Internet is available. We believe our solutions empower our clients to increase revenue, strengthen customer relationships and gain competitive advantage by meeting the evolving needs of their customers across various lines of business, market segments and delivery channels.

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

     On November 10, 1999, we completed the acquisitions of Edify and VerticalOne. On November 18, 1999, we completed the acquisition of FICS. All three acquisitions have been accounted for as purchase business combinations. Accordingly, the results of operations for the three months ended March 31, 1999 do not include the results of operations for these acquired companies.

  Revenues

     We derive our revenues primarily from three sources:

     Software licenses. We receive license fees from direct licensees and third-party data processors. Direct licensees install and operate our products in their own environments. We generally receive an initial license fee plus ongoing fees which are based on either the number of end-users or a percentage of the initial license fee. For software license sales where no significant obligations remain, revenue is recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. When services are considered essential to the functionality of the software, the software license and the related services are recognized over the implementation period using the percentage of completion method of accounting.

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

     Data Center. We receive recurring monthly fees from financial institutions that have chosen to use our software and outsource the processing of their financial transactions to our data center. These fees are generally based on the number of end users of the client institution. In addition, we receive monthly fees for technical support. We recognize these revenues as the services are performed.

                             RESULTS OF OPERATIONS

                                                     FOR THE THREE MONTHS ENDED
                                       -------------------------------------------------------
                                       3/31/99    6/30/99    9/30/99    12/31/99      3/31/00
                                       -------    -------    -------    ---------    ---------
                                                           (IN THOUSANDS)
REVENUES:
  Software licenses..................  $ 2,308    $ 2,330    $ 2,260    $  12,152    $  10,719
  Professional services..............    7,722     10,911     14,769       23,030       34,382
  Data center........................    1,547      2,044      2,072        3,195        3,507
  Other..............................      423        390      5,698        2,039        1,761
                                       -------    -------    -------    ---------    ---------
          Total revenues.............   12,000     15,675     24,799       40,416       50,369
                                       -------    -------    -------    ---------    ---------
DIRECT COSTS:
  Software licenses..................      133         99         99          311        1,521
  Professional services..............    4,955      6,431      8,480       16,461       25,884
  Data center........................    1,687      2,029      2,163        3,129        3,352
  Other..............................      344        333      4,425        2,010        1,594
                                       -------    -------    -------    ---------    ---------
          Total direct costs.........    7,119      8,892     15,167       21,911       32,351
                                       -------    -------    -------    ---------    ---------
          Gross margin...............    4,881      6,783      9,632       18,505       18,018
                                       -------    -------    -------    ---------    ---------
OPERATING EXPENSES:
  Selling and marketing..............    1,079      1,174      1,153        8,763       11,406
  Product development................    4,321      4,439      5,221       10,055       14,992
  General and administrative.........    1,562      2,132      3,291        6,928        9,351
  Depreciation and amortization......    1,194      1,267      1,465        2,998        3,404
  Stock option compensation
     expense.........................      107        107        107          797        1,125
  Marketing cost from warrant
     issued..........................       --         --         --          715        4,600
  Merger related costs...............       --        250      1,851        6,643        6,814
  Acquired in-process research and
     development.....................       --         --         --       59,300           --
  Amortization of acquisition
     intangibles.....................      103        103         --       40,000       77,127
                                       -------    -------    -------    ---------    ---------
          Total operating expenses...    8,366      9,472     13,088      136,199      128,819
                                       -------    -------    -------    ---------    ---------
Operating loss.......................  $(3,485)   $(2,689)   $(3,456)   $(117,694)   $(110,801)
                                       =======    =======    =======    =========    =========

                       SUMMARY INCOME STATEMENT ANALYSIS
                      (AS A PERCENTAGE OF TOTAL REVENUES)

                                                            FOR THE THREE MONTHS ENDED
                                               ----------------------------------------------------
                                               3/31/99    6/30/99    9/30/99    12/31/99    3/31/00
                                               -------    -------    -------    --------    -------
REVENUES:
  Software licenses..........................     19%        15%         9%         30%        21%
  Professional services......................     64         70         60          57         68
  Data center................................     13         13          8           8          7
  Other......................................      4          2         23           5          4
                                                 ---        ---        ---        ----       ----
          Total revenues.....................    100        100        100         100        100
                                                 ---        ---        ---        ----       ----
DIRECT COSTS:
  Software licenses..........................      1          1         --           1          3
  Professional services......................     41         41         34          41         51
  Data center................................     14         13          9           8          7
  Other......................................      3          2         18           5          3
                                                 ---        ---        ---        ----       ----
          Total direct costs.................     59         57         61          55         64
                                                 ---        ---        ---        ----       ----
          Gross margin.......................     41         43         39          45         36
                                                 ---        ---        ---        ----       ----
OPERATING EXPENSES:
  Selling and marketing......................      9          7          5          22         22
  Product development........................     36         28         21          25         30
  General and administrative.................     13         14         13          17         19
  Depreciation and amortization..............     10          8          6           7          7
  Stock option compensation expense..........      1          1         --           2          2
  Marketing cost from warrant issued.........     --         --         --           2          9
  Merger related costs.......................     --          2          7          16         14
  Acquired in-process research and
     development.............................     --         --         --         147         --
  Amortization of acquisition intangibles....      1          1         --          99        153
                                                 ---        ---        ---        ----       ----
          Total operating expenses...........     70         61         52         337        256
                                                 ---        ---        ---        ----       ----
Operating loss...............................    (29)%      (18)%      (13)%      (292)%     (220)%
                                                 ===        ===        ===        ====       ====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

  Revenues

     S1's total revenues increased by $38.4 million to $50.4 million for the three months ended March 31, 2000 from $12.0 million in the three months ended March 31, 1999, an increase of 320%. The primary components of first quarter 2000 revenue were $10.7 million in software license fees, $34.4 million in professional service fees, $3.5 million in data center fees and $1.8 million of other revenue primarily related to third party hardware and software sales.

     Total revenue for the Internet Financial Services segment increased by $27.6 million to $39.6 million in the first quarter 2000 compared to $12.0 million in the comparable quarter in 1999, an increase of 230%. The increase in the first quarter of 2000 includes $12.4 million related to the companies acquired in the fourth quarter 1999. The remaining increase of $15.2 million relates to increases in professional services revenue, data center revenue and other revenue discussed further below. Total revenue for the Internet Aggregation Services segment was $314,000 in the first quarter of 2000. Total revenue for the Call Center Technology segment for the first quarter 2000 was $10.5 million. Both the Internet Aggregation Services and Call Center Technology segment were established following the acquisitions of Edify and VerticalOne in the fourth quarter 1999, therefore the entire increase relates to these acquisitions.

     As a result of the size of the companies we do business with, the magnitude of the implementations for companies of this size and our limited amount of capacity to perform implementations, in any given period a significant portion of our revenues may be attributed to a limited number of clients. For the three months ended March 31, 2000, one major customer accounted for approximately 36% of total revenues. For the three months ended March 31, 1999, three major customers accounted for 44%, 17% and 12% of total revenue, respectively.

     Software Licenses. Software license fees increased by $8.4 million to $10.7 million in the three months ended March 31, 2000 from $2.3 million in the three months ended March 31, 1999, an increase of 364%. The majority of the increase relates to the sale of Call Center Technology products which resulted from the acquisition of Edify which occurred in the fourth quarter of 1999. Software license fees represented 21% of total revenues in the three months ended March 31, 2000 compared to 19% of total revenues in the three months ended March 31, 1999. This increase in software license fees as a percentage of revenue is attributable to the larger concentration of license revenue in the companies acquired during late 1999.

     Professional Services. Professional services revenues increased by $26.7 million to $34.4 million in the three months ended March 31, 2000 from $7.7 million in the three months ended March 31, 1999, an increase of 345%. The increase consists of $14.4 million related to the Edify and FICS acquisitions in the fourth quarter of 1999. The approximately $12.3 million remaining increase was driven by several large implementation projects and a large product enhancement project. Professional services revenues represented 68% of total revenues in the three months ended March 31, 2000 compared to 64% of total revenues in the three months ended March 31, 1999.

     Data Center. Data Center revenues increased by $2.0 million to $3.5 million in the three months ended March 31, 2000 from $1.5 million in the three months ended March 31, 1999, an increase of 127%. Approximately $314,000 of the increase is related to the acquisition of VerticalOne in the fourth quarter of 1999. The remaining $1.7 million increase is attributable to increased end-users using S1's Internet financial applications as Data Center customers ramp up their Internet programs. Data Center revenues represented 7% of total revenues in the three months ended March 31, 2000 compared to 13% of total revenues in the three months ended March 31, 1999. The decrease in Data Center revenue as a percentage of total revenue is due to the increase in total revenue as a result of the acquisitions during 1999. The average quarterly revenue per billable end-user decreased to $12.43 in the first quarter 2000 from $15.99 in the first quarter 1999. As expected, the average quarterly revenue per billable end-user has decreased as financial services entities have increased the number of customers using the products. Management anticipates that this trend will continue. In addition, Data Center revenues could remain relatively flat in the second quarter of 2000 compared to the first quarter of 2000 as a result of the minimum fee arrangements in place with certain customers.

     Revenues associated with the data center are directly influenced by the number of financial services entities that are using the Company's products through the S1 Data Center and the number of end-users of these financial services entities. During the month of March 2000, the Data Center processed in excess of 570,000 Internet accounts, representing approximately 412,000 end-users. This represents an increase of 254% in the number of accounts processed from approximately 161,000 and an increase of 311% in the number of end-users from approximately 100,200 for the month of March 1999. A significant component of the increase related to one customer who enabled approximately 100,000 of their customers on our software near the end of March. The enablement was part of an arrangement with the customer which includes a combined fee for professional services and Data Center services. This arrangement is part of a strategic deployment and as a result, the fee arrangement is not based on a per end-user per month charge. Accordingly, this arrangement did not impact revenue in the first quarter 2000 and the effect on future quarters is currently being evaluated.

     Other. Other revenues, primarily related to the sale of third party hardware and software that are used in connection with our products, increased by $1.3 million to $1.8 million in the three months ended March 31, 2000 from $423,000 in the three months ended March 31, 1999, an increase of 316%. Other revenues represented 4% of total revenues in the three months ended March 31, 2000 and March 31, 1999. The dollar increase in the three months ended March 31, 2000 is due to the sale of third party hardware and software primarily to two customers. We do not expect to experience this level of other revenues in future periods.

  Direct Costs

     Direct costs increased by $25.2 million to $32.4 million in the three months ended March 31, 2000 from $7.1 million in the three months ended March 31, 1999, an increase of 354%. Direct costs represented 64% of total revenues in the quarter ended March 31, 2000 compared to 59% of total revenues in the quarter ended March 31, 1999.

     Software License Costs. Direct software license costs consist primarily of the cost of third-party software used in the call center technology and in the S1 Consumer Suite. Direct costs associated with software licenses increased by $1.4 million to $1.5 million in the three months ended March 31, 2000 from $133,000 in the three months ended March 31, 1999, an increase of 1044%. The $1.4 million increase in direct software license costs was attributable to the sale of the call center technology products which resulted from the acquisition of Edify in the fourth quarter of 1999. Direct costs associated with software licenses represented 14% of software license fees in the three months ended March 31, 2000 compared to 6% of software license fees in the three months ended March 31, 1999. We anticipate that direct costs associated with software licenses as a percentage of revenue could continue to increase in future periods as additional products are sold that include third-party software.

     Professional Services Costs. Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $20.9 million to $25.9 million in the three months ended March 31, 2000 from $5.0 million in the three months ended March 31, 1999, an increase of 422%. Approximately $13.0 million of the increase in professional services costs is attributable to the 1999 acquisitions. The remaining increase of $7.9 million relates to additional resources needed to perform work on the large implementations and product enhancement projects. Direct costs associated with professional services represented 75% of professional services revenues in the three months ended March 31, 2000, compared to 64% of professional services revenues in the three months ended March 31, 1999. This decrease is primarily due to lower margin contracts inherited as part of the acquisitions made in 1999. We anticipate that professional services margins could decrease for the next several quarters as the acquired companies historically experienced lower professional services margins than we experienced on a stand-alone basis.

     Data Center Costs. Direct data center costs consist of personnel and computer equipment costs. Direct costs associated with data center services increased by $1.7 to $3.4 million in the three months ended March 31, 2000 from $1.7 million in the three months ended March 31, 1999, an increase of 99%. Approximately $200,000 of the increase relates to the operation of the Vertical One data center. The increase in direct costs relates to the opening of the new data center in the third quarter of 1999. The remaining increase is also attributed to equipment costs to support new financial institutions and upgraded and new applications. Direct data center costs represented 96% of data center revenues in the three months ended March 31, 2000, compared to 109% of data center revenues in the three months ended March 31, 1999. We expect the direct data center costs to increase in future quarters as our data centers in Asia and Europe are brought into production.

     Other Direct Costs. Other direct costs consist primarily of the cost of third party software and hardware sold for use with our products. Other direct costs increased by $1.3 million to $1.6 million in the three months ended March 31, 2000 from $344,000 in the three months ended March 31, 1999, an increase of 363%. Other direct costs represented 91% of other revenues in the three months ended March 31, 2000, compared to 81% of other revenue in the three months ended March 31, 1999.

  Operating Expenses

     Operating expenses increased by $120.5 million to $128.8 million in the three months ended March 31, 2000 from $8.4 million in the three months ended March 31, 1999.

     Selling and Marketing. Selling and marketing expenses increased by $10.3 million to $11.4 million in three months ended March 31, 2000 from $1.1 million in the three months ended March 31, 1999, an increase of 957%. The acquisitions in late 1999 accounted for approximately $9.1 million of the increase in selling and marketing expense. The remaining increase in selling and marketing expense for the three months ended March 31, 2000 is primarily due to an increase in personnel to manage the larger customer relationships. Selling and marketing expenses were 23% of total revenues in the three months ended March 31, 2000, compared to 9% of total revenues in the three months ended March 31, 1999. The percentage increase was due primarily to the acquisition of Edify during the fourth quarter of 1999. Edify's sales model was targeted at a larger number of smaller financial institutions, resulting in higher sales expense as a result of having a larger sales force.

     Product Development. Product development expenses increased by $10.7 million to $15.0 million in the three months ended March 31, 2000 from $4.3 million in the three months ended March 31, 1999, an increase of 247%. Product development expenses were 30% of total revenues in the three months ended March 31, 2000, compared to 36% of total revenues in the three months ended March 31, 1999. Approximately $9.1 million of the dollar increase relates to the acquisitions in the fourth quarter of 1999. The remainder of the dollar increase in product development costs represents our efforts to enhance the current products by migrating the existing products to a more efficient software architecture and to developing new applications. The decrease as a percentage of our total revenues resulted from our ability to leverage product development expenses over a larger revenue base.

     General and Administrative. General and administrative expenses increased by $7.8 million to $9.4 million in the three months ended March 31, 2000 from $1.6 million in the three months ended March 31, 1999, an increase of 499%. General and administrative expenses were 19% of total revenues in the three months ended March 31, 2000 compared to 13% of total revenues in the three months ended March 31, 1999. Approximately $4.8 million of the increase relates to the acquired companies. The remaining increase relates to the expanded personnel infrastructure to manage our growth and global operations.

     Depreciation and Amortization. Depreciation and amortization expenses increased by $2.2 million to $3.4 million in the three months ended March 31, 2000 from $1.2 million in the three months ended March 31, 1999, an increase of 185%. Depreciation and amortization expenses were 7% of total revenues for the three months ended March 31, 2000, compared to 10% of total revenues in the three months ended March 31, 1999. Approximately $1.7 million of the increase related to the 1999 acquisitions. The remainder of the increase is due to the completion of the Data Center in third quarter 1999.

     Stock Option Compensation Expense. Stock option compensation expense increased by $1.0 million to $1.1 million for the three months ended March 31, 2000 compared to $107,000 for the three months ended March 31, 1999, an increase of 935%. The increase is the result of the acquisition of VerticalOne in the fourth quarter of 1999. Stock option compensation expense represents the difference between the exercise price of stock options granted and the fair value of our common stock at the time of grant. This amount is being amortized over the vesting periods of the applicable options.

     Marketing Cost for Warrant Issued. The Company recorded $4.6 million of marketing costs in the three months ended March 31, 2000 related to the issuance to a third-party of a stock warrant to purchase 84,994 shares of our common stock at an exercise price of $80.00 per share. The warrant was issued in connection with a pilot project and distribution agreement between the third-party and one of our subsidiaries. The fair value of the warrant was determined based on the Black-Scholes option-pricing model. This amount was amortized over the period of the pilot project and distribution agreement, which was approximately 60 days.

     Merger Related Costs. Merger related costs for the three months ended March 31, 2000 were comprised of $6.8 million related to the acquisitions of Edify, FICS, and VerticalOne. Approximately $1.8 million of merger related costs incurred in the first quarter of 2000 consist of the cost of product development personnel working on the integration of all the products and platforms of the acquired companies. Also included in merger related costs incurred in the three months ended March 31, 2000 are approximately $1.4 million of personnel costs related to professional service employees who are being cross trained on the products and services of the acquired companies. After the integration efforts are complete, these costs will be captured in the product development and professional services expense categories in the income statement. The remaining merger related costs incurred in the first quarter of 2000 consist primarily of expenditures related to building and consolidating infrastructure and other operations of the companies we acquired in the fourth quarter of 1999.

     Amortization of Goodwill and Acquisition Charges. Amortization of goodwill and acquisition charges increased $77.0 million to $77.1 million in the three months ended March 31, 2000 from $103,000 in the three months ended March 31, 1999, an increase of 74781%. Amortization of goodwill and acquisition charges were 153% of total revenues in the three months ended March 31, 2000 compared to 1% of total revenues in the three months ended March 31, 1999. The increase related to the amortization of goodwill and other identifiable intangible assets resulting from the acquisitions of Edify, FICS, and VerticalOne in the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Total stockholders' equity decreased to $907.2 million as of March 31, 2000 from $990.8 million at December 31, 1999. The decrease in stockholders' equity is attributable to the net loss of $75.2 million for the three months ended March 31, 2000 and the realized gain on the sale of investment securities available for sale, offset by the proceeds from the sale of common stock under the Employee Stock Purchase and Option Plans, stock compensation expense, and an increase in additional paid-in capital resulting for the warrant issued for marketing.

     As of March 31, 2000, we had cash and cash equivalents of $75.1 million compared to $67.9 million at December 31, 1999 and investment securities available for sale, which consisted entirely of equity securities, of $38.5 million at March 31, 2000 compared to $62.8 million at December 31, 1999.

     In the first quarter of 2000, cash used in operations was $21.4 million compared to cash provided by operations of $7.6 million in the comparable quarter of 1999. The increase in cash used in operations between 2000 and 1999 is primarily the result of an increase in the net loss.

     Cash provided by investing activities was $22.1 million in the first quarter of 2000 compared to net cash used in investing activities of $0.7 million in the comparable quarter of 1999. The increase in cash provided by investing activities in the first quarter of 2000 was the result of the proceeds from the sale of investment securities available for sale of $36.5 million, which was offset by purchases of property and equipment of $8.9 million. Capital expenditures in the first quarter of 2000 relate to the expansion of our facilities infrastructure to accommodate our growth and the establishment of our new Data Center facilities in Asia and Europe. During the quarter, investments and advances of approximately $5.5 million were made in companies that are considered to have technology or products that compliment our product and services offerings. We expect to continue to make strategic investments in companies that have applications or platforms that are synergistic to our product offerings.

     Cash provided by financing activities was $6.7 million in the first quarter of 2000 compared to $1.5 million in comparable quarter of 1999. The increase relates to proceeds of $9.2 million from the sale of common stock under the Employee Stock Purchase and Option Plans in the first quarter of 2000 compared to $1.0 million in the comparable quarter of 1999. These increases were offset by payments made on notes payable of $2.4 million in the first quarter of 2000.

     Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended March 31, 2000 and 1999 was 66,757,024 and 36,407,070 respectively. As discussed in Note 2,

S1 closed the transactions with Q Up and Davidge on April 7 and 13, 2000, respectively. These acquisitions could have a dilutive effect on earnings per share in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk were included in
Item 7A of the Company's 1999 Annual Report on Form 10-K. There have been no significant changes in the Company's market risk from December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On May 8, 2000, three identical complaints were filed in the United States District Court in Atlanta, Georgia by Amy Zimmerman, Shoshana Hirsch and Bruce McCall, respectively, against S1, Michel Akkermans, James Mahan and Robert Stockwell alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Each of the plaintiffs claims to have purchased 100 shares of S1 stock between February and April 2000, and each seeks to represent a class of all persons who purchased S1 shares between November 2, 1999 and May 2, 2000. Their complaints assert generally that S1 and the individual defendants made or authorized the issuance of false and misleading statements concerning the anticipated performance of S1, which they claim led to artificial inflation of the price at which S1's shares were traded. S1 believes that the allegations in these complaints are wholly devoid of merit, and it and the individual defendants intend to defend themselves vigorously against these claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Not applicable.

     (b) Not applicable.

     (c) On March 28, 2000, S1 issued to The Credo Group 1,903 shares of S1's common stock pursuant to a letter agreement dated August 29, 1999 between VerticalOne Corporation and The Credo Group as partial payment for certain services provided to VerticalOne by The Credo Group. S1 also issued 97 shares of S1 common stock in regard to this issuance that will be held in escrow until November 2000 in connection with November 1999 acquisition of VerticalOne Corporation by S1. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act of 1933, as amended (transactions by an issuer not involving any public offering).

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  4       Specimen certificate for S1 Corporation common stock.
 10.1     Agreement and Plan of Merger, dated as of March 6, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems,
          Inc., and for the limited purposes set forth therein certain of the Q-Up shareholders who are signatories thereto.
 10.2     Amendment No. 1 to Agreement and Plan of Merger, dated as of
          March 15, 2000, by and among S1, Austin Acquisition
          Corporation, Q-Up Systems, Inc., and the shareholders of
          Q-Up who are signatories thereto.
 10.3     Amendment to Security First Technologies Corporation Amended
          and Restated 1995 Stock Option Plan.
 27       Financial Data Schedule.

     (b) Reports on Form 8-K.

     S1 filed the following Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended March 31, 2000:

          Current Report on Form 8-K filed with the SEC on March 8, 2000 (date of report March 6, 2000) (announcing the proposed acquisition of Q Up Systems, Inc. by S1).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 15, 2000.

                                          S1 CORPORATION

                                          By: /s/ ROBERT F. STOCKWELL
                                            ------------------------------------
                                            Robert F. Stockwell
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  4      Specimen certificate for S1 Corporation common stock.
 10.1    Agreement and Plan of Merger, dated as of March 6, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems,
         Inc., and for the limited purposes set forth therein certain of the Q-Up shareholders who are signatories thereto.
 10.2    Amendment No. 1 to Agreement and Plan of Merger, dated as of
         March 15, 2000, by and among S1, Austin Acquisition
         Corporation, Q-Up Systems, Inc., and the shareholders of
         Q-Up who are signatories thereto.
 10.3    Amendment to Security First Technologies Corporation Amended
         and Restated 1995 Stock Option Plan.
 27      Financial Data Schedule.