Form 10-Q
period 2000-06-30
S1 CORP /DE/
filed 2000-08-14
CIK 1063254

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Shares of common stock outstanding as of August 11, 2000: 55,202,145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        S1 CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    -------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  245,498      $   67,850
  Investment securities available for sale (cost of $1,343
    at June 30, 2000 and $1,800 at December 31, 1999).......      43,224          62,754
  Accounts receivable, net of allowance for doubtful
    accounts and billing adjustments of $7,321 at June 30,
    2000 and $8,584 at December 31, 1999....................      83,046          70,136
  Notes receivable..........................................       1,000           1,500
  Prepaid Expenses..........................................       8,009           6,625
  Other current assets......................................         428             678
                                                              ----------      ----------
         Total current assets...............................     381,205         209,543
  Property and equipment, net...............................      53,949          24,580
  Intangible assets, net....................................      98,264         106,508
  Notes receivable..........................................       2,004              --
  Goodwill, net.............................................   1,028,163         788,293
  Other assets..............................................       7,916           3,563
                                                              ----------      ----------
         Total assets.......................................  $1,571,501      $1,132,487
                                                              ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   11,698      $   29,493
  Accrued salaries and benefits.............................      12,257          12,123
  Accrued other expenses....................................      35,356          44,122
  Deferred revenues.........................................      29,087          20,469
  Notes payable.............................................       4,759           6,351
  Current portion of capital lease obligation...............       6,287             759
                                                              ----------      ----------
         Total current liabilities..........................      99,444         113,317
  Deferred revenues.........................................       5,677           9,283
  Capital lease obligation, excluding current portion.......      10,105           1,086
  Deferred tax liability....................................      15,386          15,386
  Other liabilities.........................................       2,584           2,608
                                                              ----------      ----------
         Total liabilities..................................     133,196         141,680
                                                              ----------      ----------
  Stockholders' equity:
    Preferred stock, $0.01 par value. Authorized 25,000,000
     shares Issued and outstanding 1,208,064 and 1,393,014
     shares at June 30, 2000 and December 31, 1999,
     respectively...........................................     253,984          23,089
    Common stock, $0.01 par value. Authorized 350,000,000
     shares. Issued and outstanding 54,988,454 and
     48,831,243 shares at June 30, 2000 and December 31,
     1999, respectively.....................................         550             488
    Additional paid-in capital..............................   1,590,011       1,126,607
    Receivable from the sale of stock.......................     (11,783)        (11,735)
    Accumulated deficit.....................................    (436,131)       (207,927)
    Accumulated other comprehensive income:
      Net unrealized gains on investment securities
       available for sale, net of taxes.....................      41,056          60,143
      Cumulative foreign currency translation adjustment....         618             142
                                                              ----------      ----------
         Total stockholders' equity.........................   1,438,305         990,807
                                                              ----------      ----------
         Total liabilities and stockholders' equity.........  $1,571,501      $1,132,487
                                                              ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                -----------------------    -----------------------
                                                   2000         1999          2000         1999
                                                ----------   ----------    ----------   ----------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Software licenses...........................  $   15,330   $    2,330    $   26,049   $    4,638
  Professional services.......................      37,230       10,911        71,612       18,633
  Data center.................................       5,317        2,044         8,824        3,591
  Other.......................................       1,207          390         2,968          813
                                                ----------   ----------    ----------   ----------
          Total revenues......................      59,084       15,675       109,453       27,675
                                                ----------   ----------    ----------   ----------
Direct costs:
  Software licenses...........................       1,226           99         2,747          232
  Professional services, excluding stock
     compensation expense of $24 and $55 in
     2000 and 1999, respectively..............      25,865        6,431        51,749       11,386
  Data center.................................       4,806        2,029         8,158        3,716
  Other.......................................       1,084          333         2,678          677
                                                ----------   ----------    ----------   ----------
          Total direct costs..................      32,981        8,892        65,332       16,011
                                                ----------   ----------    ----------   ----------
          Gross margin........................      26,103        6,783        44,121       11,664
Operating expenses:
  Selling and marketing, excluding stock
     compensation expense of $374 in 2000.....      13,396        1,174        24,802        2,253
  Product development, excluding stock
     compensation expense of $856 and $130 in
     2000 and 1999, respectively..............      15,830        4,439        30,822        8,760
  General and administrative, excluding stock
     compensation expense of $1,470 and $29 in
     2000 and 1999, respectively..............      11,451        2,132        20,802        3,694
  Depreciation and amortization...............       6,129        1,267         9,533        2,461
  Stock option compensation expense...........       1,599          107         2,724          214
  Marketing cost from warrants issued.........         362           --         4,962           --
  Merger related costs........................       6,344          250        13,158          250
  Acquired in-process research and
     development..............................      14,100           --        14,100           --
  Amortization of acquisition intangibles.....     112,386          103       189,513          206
                                                ----------   ----------    ----------   ----------
          Total operating expenses............     181,597        9,472       310,416       17,838
                                                ----------   ----------    ----------   ----------
          Operating loss......................    (155,494)      (2,689)     (266,295)      (6,174)
Interest and investment income................       2,498          527        38,091          754
                                                ----------   ----------    ----------   ----------
Net loss......................................  $ (152,996)  $   (2,162)   $ (228,204)  $   (5,420)
                                                ==========   ==========    ==========   ==========
Basic and diluted net loss per common share...  $    (2.82)  $    (0.08)   $    (4.36)  $    (0.21)
                                                ==========   ==========    ==========   ==========
Weighted average common shares outstanding....  54,167,563   26,051,942    52,332,810   25,378,877
                                                ==========   ==========    ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                        CONVERTIBLE PREFERRED STOCK
                              -------------------------------------------------------------------------------
                                   SERIES A            SERIES B            SERIES C             SERIES D           COMMON STOCK
                              ------------------   -----------------   -----------------   ------------------   -------------------
                               SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES     AMOUNT      SHARES     AMOUNT
                              --------   -------   -------   -------   -------   -------   -------   --------   ----------   ------
Balance December 31, 1999...   428,950   $ 1,062   749,064   $10,000   215,000   $12,027        --         --   48,831,243    $488
Net loss....................        --        --        --        --        --        --        --         --           --      --
Change in net unrealized
 gains on investment
 securities available for
 sale, net of taxes.........        --        --        --        --        --        --        --         --           --      --
Change in cumulative foreign
 currency translation
 adjustment, net of taxes...        --        --        --        --        --        --        --         --           --      --
Realized gain on sale of
 investment securities......        --        --        --        --        --        --        --         --           --      --
Proceeds from issuance of
 preferred stock, net of
 expenses...................        --        --        --        --        --        --   244,000   $231,957           --      --
Conversion of preferred
 stock to common stock......  (428,950)   (1,062)       --        --        --        --        --         --      857,900       9
Payment on receivable from
 the sale of stock..........        --        --        --        --        --        --        --         --           --      --
Interest earned on
 receivable from the sale of
 stock......................        --        --        --        --        --        --        --         --           --      --
Common stock sold under
 employee stock purchase and
 option plans...............        --        --        --        --        --        --        --         --    2,595,816      26
Deferred stock option
 compensation expense.......        --        --        --        --        --        --        --         --           --      --
Warrants issued in
 connection with marketing
 agreements.................        --        --        --        --        --        --        --         --           --      --
Issuance of common stock in
 connection with
 acquisitions...............        --        --        --        --        --        --        --         --    2,703,495      27
Comprehensive loss..........
                              --------   -------   -------   -------   -------   -------   -------   --------   ----------    ----
Balance June 30, 2000.......        --   $    --   749,064   $10,000   215,000   $12,027   244,000   $231,957   54,988,454    $550
                              ========   =======   =======   =======   =======   =======   =======   ========   ==========    ====


                                           RECEIVABLE                  ACCUMULATED
                              ADDITIONAL    FROM THE                      OTHER           TOTAL
                               PAID-IN      SALE OF     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                               CAPITAL       STOCK        DEFICIT        INCOME          EQUITY       INCOME (LOSS)
                              ----------   ----------   -----------   -------------   -------------   -------------
Balance December 31, 1999...  $1,126,607    $(11,735)    $(207,927)     $ 60,285       $  990,807
Net loss....................          --          --      (228,204)           --         (228,204)      $(228,204)
Change in net unrealized
 gains on investment
 securities available for
 sale, net of taxes.........          --          --            --         4,419            4,419           4,419
Change in cumulative foreign
 currency translation
 adjustment, net of taxes...          --          --            --           476              476             476
Realized gain on sale of
 investment securities......          --          --            --       (23,506)         (23,506)             --
Proceeds from issuance of
 preferred stock, net of
 expenses...................          --          --            --            --          231,957              --
Conversion of preferred
 stock to common stock......       1,053          --            --            --               --              --
Payment on receivable from
 the sale of stock..........          --         451            --            --              451              --
Interest earned on
 receivable from the sale of
 stock......................         499        (499)           --            --               --              --
Common stock sold under
 employee stock purchase and
 option plans...............      13,938          --            --            --           13,964              --
Deferred stock option
 compensation expense.......       2,353          --            --            --            2,353              --
Warrants issued in
 connection with marketing
 agreements.................       4,962          --            --            --            4,962              --
Issuance of common stock in
 connection with
 acquisitions...............     440,599          --            --            --          440,626              --
Comprehensive loss..........                                                                            $(223,309)
                              ----------    --------     ---------      --------       ----------       =========
Balance June 30, 2000.......  $1,590,011    $(11,783)    $(436,131)     $ 41,674       $1,438,305
                              ==========    ========     =========      ========       ==========

     See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(228,204)   $ (5,420)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization including acquisition
       charges..............................................    199,046       2,665
       Acquired in-process research and development.........     14,100          --
       Compensation and marketing expense for stock options
       and warrants.........................................      7,315         214
       Provision for doubtful accounts receivable and
       billing adjustments..................................      1,636         320
       Gain on the sale of investment securities available
       for sale.............................................    (35,057)         --
       (Increase) decrease in accounts receivable...........    (12,482)        172
       Increase in prepaid expenses and other assets........       (953)     (3,091)
       Decrease in accounts payable.........................    (18,020)       (105)
       (Decrease) increase in accrued expenses and other
       liabilities..........................................    (12,078)        986
       Increase in deferred revenue.........................      1,277       1,700
                                                              ---------    --------
         Net cash used in operating activities..............    (83,420)     (2,559)
                                                              ---------    --------
Cash flows from investing activities:
  Net cash acquired through acquisitions....................      6,040          --
  Proceeds from sales of investment securities available for
    sale....................................................     36,546          --
  Investments in and advances to unconsolidated companies...     (6,883)         --
  Payment (advance) of notes receivable.....................        500      (6,000)
  Purchases of property and equipment and purchased
    technology..............................................    (18,402)     (4,035)
                                                              ---------    --------
         Net cash provided by (used in) investing
           activities.......................................     17,801     (10,035)
                                                              ---------    --------
Cash flows from financing activities:
  Sale of preferred stock, net of expenses..................    231,957          --
  Sale of common stock, net of expenses.....................         --      63,959
  Payment on subscription receivables.......................        451         962
  Proceeds from sale of common stock under employee stock
    purchase and option plans...............................     13,964       4,533
  Payments on capital lease obligations.....................     (1,480)       (514)
  Payments on borrowings....................................     (1,601)         --
                                                              ---------    --------
         Net cash provided by financing activities..........    243,291      68,940
                                                              ---------    --------
Effect of exchange rate changes on cash.....................        (24)         12
                                                              ---------    --------
Net increase in cash........................................    177,648      56,358
Cash and cash equivalents at beginning of period............     67,850      14,504
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 245,498    $ 70,862
                                                              =========    ========
Noncash financing activities:
  Conversion of Series A preferred stock to common stock....      1,062         798
  Issuance of Series C Preferred Stock in exchange for
    subscription receivable.................................         --      12,027
  Acquisition of businesses through issuance of common
    stock...................................................    440,626          --
  Capital lease obligations.................................     16,039          --

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

     The consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and six month periods ended June 30, 2000 and 1999 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial statements. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

2. BUSINESS COMBINATIONS

     On April 7, 2000, the Company completed the acquisition of Q Up Systems, Inc. ("Q Up"), a leading provider of Internet banking and e-commerce portal solutions for financial institutions, primarily community banks. On April 12, 2000, the Company completed the acquisition of Davidge Data Systems Corp. ("Davidge"), a software company that specializes in middleware and order routing software and systems for the brokerage industry. Both acquisitions have been accounted for using the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets recorded as goodwill. The consolidated financial statements include the results of operations of Q Up and Davidge from April 7, 2000 and April 1, 2000, respectively. The amount of $14.1 million allocated to in-process research and development for the Q Up acquisition was based on the results of an independent appraisal and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Certain related core technology was valued as existing technology and was not included in the value of the acquired in-process research and development. The value of the purchased in-process research and development was determined using an income approach. This approach involved estimating the present value of the after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. Finally, a stage of completion factor was applied to the sum of the present values of the cash flows in the projection period. The stage of completion factor was calculated giving consideration to the costs incurred to date on the in-process research and development relative to the total anticipated costs for each project.

     The Company issued 2,453,345 shares of common stock with a value of approximately $271.3 million for all of the outstanding shares of Q Up. Approximately 237,000 of the total shares exchanged were issued to escrow in connection with a general indemnity provision. The Company also exchanged all outstanding options to purchase Q Up stock into 1,381,824 options to purchase S1 common stock with an estimated fair value of $143.0 million. Of the total purchase price of $414.9 million, which includes $0.6 million of costs incurred directly related to the acquisition, $3.4 million was allocated to net assets acquired, $12.6 million to identifiable intangible assets, $384.8 million to goodwill and $14.1 million to in-process research and development. The in-process research and development was expensed upon the closing of the acquisition. Amounts allocated to goodwill, developed technology, and customer lists are being amortized on a straight-line basis over three years. The intangible asset related to the assembled work force is being amortized on a straight-line basis over five years.

     The Company issued 250,150 shares of common stock with a value of approximately $25.1 million for all of the outstanding shares of Davidge. The Company also exchanged all outstanding options to purchase

                        S1 CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

Davidge stock into 17,615 options to purchase S1 common stock with an estimated fair value of $1.2 million. Of the total purchase price of $27.0 million, which includes $0.7 million of acquisition costs, $0.5 million was allocated to net assets acquired and $26.5 million to goodwill. The amount allocated to goodwill is being amortized on a straight-line basis over three years.

     Unaudited pro forma results of operations of the Company for the six months ended June 30, 2000 and 1999 would not be materially different as a result of the acquisitions of Q UP and Davidge and are, therefore, not presented.

3. COMMITMENTS AND CONTINGENCIES

     Commencing on May 8, 2000, the Company and certain individuals were named in several putative shareholder class actions, which the Company expects to be consolidated into one proceeding. (see Part II, Item 1 of this Form 10-Q). The Company and the individual Defendants believe that the actions are without merit and intend to defend them vigorously, but given, the uncertainties of the litigation process, an outcome cannot be predicted. An adverse verdict could have a material impact on the Company.

4. STOCKHOLDERS' EQUITY

     Basic net loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended June 30, 2000 and 1999 was 68,775,964 and 36,965,151, respectively. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the six month period ended June 30, 2000 and 1999 was 71,863,973 and 36,292,086, respectively.

     On May 26, 2000, the Company issued a total of 244,000 shares of newly authorized convertible preferred stock ("Series D") to five purchasers for a total of $244 million in cash. The preferred stock is convertible into common stock at a rate of 29.283 per share. The terms of the Series D Preferred Stock provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidations, dissolution, or winding up of the Company. The holders of the Series D Preferred Stock are entitled to voting rights equal to those of the common stockholders.

5. SEGMENT REPORTING

     S1 operates in three business segments, Internet Financial Services, Call Center Technology and Internet Aggregation Services. The Internet Financial Services segment builds, delivers and operates integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to the S1 Data Center. Through the Call Center Technology, S1 offers interactive voice response and voice e-Commerce technology. The Internet Aggregation Services segment provides technology that enables consumers to aggregate personal account information from multiple sources. S1 manages the business based on these operating segments.

     S1 evaluates the performance of its operating segments based on revenues, direct costs and operating income, excluding depreciation and amortization, stock option compensation expense, marketing cost from warrants issued, merger related costs and amortization of acquisition intangibles. In addition, the Company provides general and administrative services to the operating segments on a shared service basis and does not allocate these costs to the individual segments, therefore the general and administrative costs are included in

                        S1 CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

the other category. The Company does not produce reports that measure the performance according to any asset-based metrics.

     For the three and six months ended June 30, 2000, one major customer accounted for approximately 24% and 28% of total revenues, respectively. For the three months ended June 30, 1999, three major customers accounted for approximately 46%, 17% and 13% of total revenues. For the six months ended June 30, 1999, three major customers accounted for approximately 45%, 15% and 14% of total revenues, respectively.

                      DIVISIONAL STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      QUARTER ENDED JUNE 30, 2000
                       ----------------------------------------------------------
                       INTERNET     INTERNET        CALL
                       FINANCIAL   AGGREGATION     CENTER
                       SERVICES     SERVICES     TECHNOLOGY    OTHER      TOTAL
                       ---------   -----------   ----------   --------   --------
                                         (DOLLARS IN THOUSANDS)
Revenues:
 Software licenses...   $ 7,652      $    --      $ 7,678     $     --   $ 15,330
 Professional
   services..........    33,224           --        4,006           --     37,230
 Data center.........     4,733          584           --           --      5,317
 Other...............     1,207           --           --           --      1,207
                        -------      -------      -------     --------   --------
   Total revenues....    46,816          584       11,684           --     59,084
                        -------      -------      -------     --------   --------
Direct costs:
 Software licenses...       260           --          966           --      1,226
 Professional
   services..........    22,994           --        2,871           --     25,865
 Data center.........     4,339          467           --           --      4,806
 Other...............     1,084           --           --           --      1,084
                        -------      -------      -------     --------   --------
   Total direct
     costs...........    28,677          467        3,837           --     32,981
                        -------      -------      -------     --------   --------
   Gross margin......    18,139          117        7,847           --     26,103
                        -------      -------      -------     --------   --------
Operating expenses:
 Selling and
   marketing.........     6,327        1,187        3,983        1,899     13,396
 Product
   development.......    12,323        1,549        1,958           --     15,830
 General and
   administrative....        --           --           --       11,451     11,451
                        -------      -------      -------     --------   --------
   Total operating
     expenses........    18,650        2,736        5,941       13,350     40,677
                        -------      -------      -------     --------   --------
Operating loss*......   $  (511)     $(2,619)     $ 1,906     $(13,350)  $(14,574)
                        =======      =======      =======     ========   ========
As a percentage of
 total revenues:
 Software licenses...        16%           0%          66%          --         26%
 Professional
   services..........        71%           0%          34%          --         63%
 Data center.........        10%         100%           0%          --          9%
 Other...............         3%           0%           0%          --          2%
                        -------      -------      -------     --------   --------
   Total revenues....       100%         100%         100%          --        100%
                        -------      -------      -------     --------   --------

                                     QUARTER ENDED JUNE 30, 1999
                       --------------------------------------------------------
                       INTERNET     INTERNET        CALL
                       FINANCIAL   AGGREGATION     CENTER
                       SERVICES     SERVICES     TECHNOLOGY    OTHER     TOTAL
                       ---------   -----------   ----------   -------   -------
                                        (DOLLARS IN THOUSANDS)
Revenues:
 Software licenses...   $ 2,330        $--           $--      $    --   $ 2,330
 Professional
   services..........    10,911        --            --            --    10,911
 Data center.........     2,044        --            --            --     2,044
 Other...............       390        --            --            --       390
                        -------        --            --       -------   -------
   Total revenues....    15,675        --            --            --    15,675
                        -------        --            --       -------   -------
Direct costs:
 Software licenses...        99        --            --            --        99
 Professional
   services..........     6,431        --            --            --     6,431
 Data center.........     2,029        --            --            --     2,029
 Other...............       333        --            --            --       333
                        -------        --            --       -------   -------
   Total direct
     costs...........     8,892        --            --            --     8,892
                        -------        --            --       -------   -------
   Gross margin......     6,783        --            --            --     6,783
                        -------        --            --       -------   -------
Operating expenses:
 Selling and
   marketing.........     1,174        --            --            --     1,174
 Product
   development.......     4,439        --            --            --     4,439
 General and
   administrative....        --        --            --         2,132     2,132
                        -------        --            --       -------   -------
   Total operating
     expenses........     5,613        --            --         2,132     7,745
                        -------        --            --       -------   -------
Operating loss*......   $ 1,170        $--           $--      $(2,132)  $  (962)
                        =======        ==            ==       =======   =======
As a percentage of
 total revenues:
 Software licenses...        15%       --            --            --        15%
 Professional
   services..........        70%       --            --            --        70%
 Data center.........        13%       --            --            --        13%
 Other...............         2%       --            --            --         2%
                        -------        --            --       -------   -------
   Total revenues....       100%       --            --            --       100%
                        -------        --            --       -------   -------



                        S1 CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                      QUARTER ENDED JUNE 30, 2000
                       ----------------------------------------------------------
                       INTERNET     INTERNET        CALL
                       FINANCIAL   AGGREGATION     CENTER
                       SERVICES     SERVICES     TECHNOLOGY    OTHER      TOTAL
                       ---------   -----------   ----------   --------   --------
                                         (DOLLARS IN THOUSANDS)
Direct costs:
 Software licenses...         1%           0%           8%          --          2%
 Professional
   services..........        49%           0%          25%          --         44%
 Data center.........         9%          80%           0%          --          8%
 Other...............         2%           0%           0%          --          2%
                        -------      -------      -------     --------   --------
   Total direct
     costs...........        61%          80%          33%          --         56%
                        -------      -------      -------     --------   --------
   Gross margin......        39%          20%          67%          --         44%
                        -------      -------      -------     --------   --------
Operating expenses:
 Selling and
   marketing.........        14%         203%          34%          --         23%
 Product
   development.......        26%         265%          17%          --         27%
 General and
   administrative....         0%           0%           0%          --         19%
                        -------      -------      -------     --------   --------
   Total operating
     expenses........        40%         468%          51%          --         69%
Operating loss*......        (1%)       (448%)         16%           0%       (25%)
                        =======      =======      =======     ========   ========
Direct costs as a
 percentage of
 revenue:
 Software licenses...         3%           0%          13%          --          8%
 Professional
   services..........        69%           0%          72%          --         69%
 Data center.........        92%          80%           0%          --         90%
 Other...............        90%           0%           0%          --         90%
                        -------      -------      -------     --------   --------
   Total direct
     costs...........        61%          80%          33%          --         56%
                        -------      -------      -------     --------   --------
   Gross margin......        39%          20%          67%          --         44%
                        =======      =======      =======     ========   ========

                                     QUARTER ENDED JUNE 30, 1999
                       --------------------------------------------------------
                       INTERNET     INTERNET        CALL
                       FINANCIAL   AGGREGATION     CENTER
                       SERVICES     SERVICES     TECHNOLOGY    OTHER     TOTAL
                       ---------   -----------   ----------   -------   -------
                                        (DOLLARS IN THOUSANDS)
Direct costs:
 Software licenses...         1%       --            --            --         1%
 Professional
   services..........        41%       --            --            --        41%
 Data center.........        13%       --            --            --        13%
 Other...............         2%       --            --            --         2%
                        -------        --            --       -------   -------
   Total direct
     costs...........        57%       --            --            --        57%
                        -------        --            --       -------   -------
   Gross margin......        43%       --            --            --        43%
                        -------        --            --       -------   -------
Operating expenses:
 Selling and
   marketing.........         7%       --            --            --         7%
 Product
   development.......        28%       --            --            --        28%
 General and
   administrative....         0%       --            --            --        14%
                        -------        --            --       -------   -------
   Total operating
     expenses........        36%       --            --            --        49%
Operating loss*......         7%        0%            0%            0%       (6%)
                        =======        ==            ==       =======   =======
Direct costs as a
 percentage of
 revenue:
 Software licenses...         4%       --            --            --         4%
 Professional
   services..........        59%       --            --            --        59%
 Data center.........        99%       --            --            --        99%
 Other...............        85%       --            --            --        85%
                        -------        --            --       -------   -------
   Total direct
     costs...........        57%       --            --            --        57%
                        -------        --            --       -------   -------
   Gross margin......        43%       --            --            --        43%
                        =======        ==            ==       =======   =======

---------------
* Excluding depreciation and amortization, stock option compensation expense, marketing cost from warrant issued, merger related costs and amortization of acquisition intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report contains forward-looking statements and information relating to us and our subsidiaries. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

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

     On April 7, 2000, we completed the acquisition of Q-Up. On April 12, 2000, we completed the acquisition of Davidge. On November 10, 1999, we completed the acquisitions of Edify and VerticalOne. On November 18, 1999, we completed the acquisition of FICS. All of these acquisitions have been accounted for as purchase business combinations. Accordingly, the results of operations for the three and six months ended June 30, 1999 do not include the results of operations for these acquired companies.

  Revenues

     We derive our revenues primarily from three sources:

     Software licenses. We receive license fees from direct licensees and third-party data processors. Direct licensees install and operate our products in their own environments. We generally receive an initial license fee plus ongoing fees which are based on either the number of end-users or a percentage of the initial license fee. We generally recognize revenues from software license sales upon shipment where no significant obligations remain. When services are considered essential to the functionality of the software, the software license and the related services are recognized over the implementation period using the percentage of completion method of accounting.

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

     Customer Concentrations. As a result of the size of the companies S1 does business with, the magnitude of the implementations for companies of this size and our limited amount of capacity to perform implementations, in any given period a significant portion of our revenues may be attributed to a limited number of clients. For the three and six months ended June 30, 2000, one major customer accounted for approximately 24% and 28% of total revenues, respectively. For the three months ended June 30, 1999, three major customers accounted for 46%, 17%, and 13% of total revenue, respectively. For the six months ended June 30, 1999, three major customers accounted for 45%, 15% and 14% of total revenue, respectively.

                        S1 CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE, END-USER AND PER END-USER DATA)
                                  (UNAUDITED)

                                     6/30/99    9/30/99    12/31/99      3/31/00      6/30/00
                                     -------    -------    ---------    ---------    ---------
Revenues...........................  $15,675    $24,799    $  40,416    $  50,369    $  59,084
Direct costs.......................    8,892     15,167       21,911       32,351       32,981
                                     -------    -------    ---------    ---------    ---------
          Gross margin.............    6,783      9,632       18,505       18,018       26,103
                                     -------    -------    ---------    ---------    ---------
Operating expenses:
  Selling and marketing............    1,174      1,153        8,763       11,406       13,396
  Product development..............    4,439      5,221       10,055       14,992       15,830
  General and administrative.......    2,132      3,291        6,928        9,351       11,451
  Depreciation and amortization....    1,267      1,465        2,998        3,404        6,129
  Stock option compensation
     expense.......................      107        107          797        1,125        1,599
  Marketing cost from warrants
     issued........................       --         --          715        4,600          362
  Merger related costs.............      250      1,851        6,643        6,814        6,344
  Acquired in-process research and
     development...................       --         --       59,300           --       14,100
  Amortization of acquisition
     intangibles...................      103         --       40,000       77,127      112,386
                                     -------    -------    ---------    ---------    ---------
          Total operating
            expenses...............    9,472     13,088      136,199      128,819      181,597
                                     -------    -------    ---------    ---------    ---------
Operating loss.....................  $(2,689)   $(3,456)   $(117,694)   $(110,801)   $(155,494)
                                     =======    =======    =========    =========    =========

SUMMARY INCOME STATEMENT ANALYSIS
  (AS A PERCENTAGE OF TOTAL
  REVENUES)
                                     6/30/99    9/30/99    12/31/99      3/31/00      6/30/00
                                     -------    -------    ---------    ---------    ---------
Revenues...........................      100%       100%         100%         100%         100%
Direct costs.......................       57%        61%          54%          64%          56%
                                     -------    -------    ---------    ---------    ---------
          Gross margin.............       43%        39%          46%          36%          44%
                                     -------    -------    ---------    ---------    ---------
Operating expenses:
  Selling and marketing............        7%         5%          22%          23%          23%
  Product development..............       28%        21%          25%          30%          27%
  General and administrative.......       14%        13%          17%          19%          19%
  Depreciation and amortization....        8%         6%           7%           7%          10%
  Stock option compensation
     expense.......................        1%         0%           2%           2%           3%
  Marketing cost from warrants
     issued........................        0%         0%           2%           9%           1%
  Merger related costs.............        2%         7%          16%          14%          11%
  Acquired in-process research and
     development...................        0%         0%         147%           0%          24%
  Amortization of goodwill and
     acquisition charges...........        1%         0%          99%         153%         190%
                                     -------    -------    ---------    ---------    ---------
          Total operating
            expenses...............       60%        53%         337%         256%         307%
                                     -------    -------    ---------    ---------    ---------
Operating loss.....................      (17)%      (14)%       (291)%       (220)%       (263)%
                                     =======    =======    =========    =========    =========

                      DIVISIONAL STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         QUARTER ENDED JUNE 30, 2000
                          ----------------------------------------------------------
                          INTERNET     INTERNET        CALL
                          FINANCIAL   AGGREGATION     CENTER
                          SERVICES     SERVICES     TECHNOLOGY    OTHER      TOTAL
                          ---------   -----------   ----------   --------   --------
                                            (DOLLARS IN THOUSANDS)
REVENUES:
 Software licenses......   $ 7,652      $    --       $7,678     $     --   $ 15,330
 Professional
   services.............    33,224           --        4,006           --     37,230
 Data center............     4,733          584           --           --      5,317
 Other..................     1,207           --           --           --      1,207
                           -------      -------       ------     --------   --------
   Total revenues.......    46,816          584       11,684           --     59,084
                           -------      -------       ------     --------   --------
DIRECT COSTS:
 Software licenses......       260           --          966           --      1,226
 Professional
   services.............    22,994           --        2,871           --     25,865
 Data center............     4,339          467           --           --      4,806
 Other..................     1,084           --           --           --      1,084
                           -------      -------       ------     --------   --------
   Total direct costs...    28,677          467        3,837           --     32,981
                           -------      -------       ------     --------   --------
   Gross margin.........    18,139          117        7,847           --     26,103
                           -------      -------       ------     --------   --------
OPERATING EXPENSES:
 Selling and
   marketing............     6,327        1,187        3,983        1,899     13,396
 Product development....    12,323        1,549        1,958           --     15,830
 General and
   administrative.......                                           11,451     11,451
                           -------      -------       ------     --------   --------
   Total operating
     expenses...........    18,650        2,736        5,941       13,350     40,677
                           -------      -------       ------     --------   --------
Operating loss*.........      (511)      (2,619)       1,906      (13,350)   (14,574)
                           =======      =======       ======     ========   ========
AS A PERCENTAGE OF TOTAL
 REVENUES:
 Software licenses......        16%           0%          66%          --         26%
 Professional
   services.............        71%           0%          34%          --         63%
 Data center............        10%         100%           0%          --          9%
 Other..................         3%           0%           0%          --          2%
                           -------      -------       ------     --------   --------
   Total revenues.......       100%         100%         100%          --        100%
                           -------      -------       ------     --------   --------
DIRECT COSTS:
 Software licenses......         1%           0%           8%          --          2%
 Professional
   services.............        49%           0%          25%          --         44%
 Data center............         9%          80%           0%          --          8%
 Other..................         2%           0%           0%          --          2%
                           -------      -------       ------     --------   --------
   Total direct costs...        61%          80%          33%          --         56%
                           -------      -------       ------     --------   --------
   Gross margin.........        39%          20%          67%          --         44%
                           -------      -------       ------     --------   --------
OPERATING EXPENSES:
 Selling and
   marketing............        14%         203%          34%          --         23%
 Product development....        26%         265%          17%          --         27%
 General and
   administrative.......         0%           0%           0%          --         19%
                           -------      -------       ------     --------   --------
   Total operating
     expenses...........        40%         468%          51%          --         69%
                           -------      -------       ------     --------   --------
Operating loss*.........        (1%)       (448%)         16%           0%       (25%)
                           =======      =======       ======     ========   ========

                                         QUARTER ENDED JUNE 30, 1999
                          ----------------------------------------------------------
                          INTERNET     INTERNET        CALL
                          FINANCIAL   AGGREGATION     CENTER
                          SERVICES     SERVICES     TECHNOLOGY    OTHER      TOTAL
                          ---------   -----------   ----------   --------   --------
                                            (DOLLARS IN THOUSANDS)
REVENUES:
 Software licenses......   $ 2,330      $    --       $   --     $     --   $  2,330
 Professional
   services.............    10,911           --           --           --     10,911
 Data center............     2,044           --           --           --      2,044
 Other..................       390           --           --           --        390
                           -------      -------       ------     --------   --------
   Total revenues.......    15,675           --           --           --     15,675
                           -------      -------       ------     --------   --------
DIRECT COSTS:
 Software licenses......        99           --           --           --         99
 Professional
   services.............     6,431           --           --           --      6,431
 Data center............     2,029           --           --           --      2,029
 Other..................       333           --           --           --        333
                           -------      -------       ------     --------   --------
   Total direct costs...     8,892           --           --           --      8,892
                           -------      -------       ------     --------   --------
   Gross margin.........     6,783           --           --           --      6,783
                           -------      -------       ------     --------   --------
OPERATING EXPENSES:
 Selling and
   marketing............     1,174           --           --           --      1,174
 Product development....     4,439           --           --           --      4,439
 General and
   administrative.......        --           --           --        2,132      2,132
                           -------      -------       ------     --------   --------
   Total operating
     expenses...........     5,613           --           --        2,132      7,745
                           -------      -------       ------     --------   --------
Operating loss*.........     1,170           --           --       (2,132)      (962)
                           =======      =======       ======     ========   ========
AS A PERCENTAGE OF TOTAL
 REVENUES:
 Software licenses......        15%          --           --           --         15%
 Professional
   services.............        70%          --           --           --         70%
 Data center............        13%          --           --           --         13%
 Other..................         2%          --           --           --          2%
                           -------      -------       ------     --------   --------
   Total revenues.......       100%          --           --           --        100%
                           -------      -------       ------     --------   --------
DIRECT COSTS:
 Software licenses......         1%          --           --           --          1%
 Professional
   services.............        41%          --           --           --         41%
 Data center............        13%          --           --           --         13%
 Other..................         2%          --           --           --          2%
                           -------      -------       ------     --------   --------
   Total direct costs...        57%          --           --           --         57%
                           -------      -------       ------     --------   --------
   Gross margin.........        43%          --           --           --         43%
                           -------      -------       ------     --------   --------
OPERATING EXPENSES:
 Selling and
   marketing............         7%          --           --           --          7%
 Product development....        28%          --           --           --         28%
 General and
   administrative.......         0%          --           --           --         14%
                           -------      -------       ------     --------   --------
   Total operating
     expenses...........        36%          --           --           --         49%
                           -------      -------       ------     --------   --------
Operating loss*.........         7%           0%           0%           0%        (6%)
                           =======      =======       ======     ========   ========

                                         QUARTER ENDED JUNE 30, 2000
                          ----------------------------------------------------------
                          INTERNET     INTERNET        CALL
                          FINANCIAL   AGGREGATION     CENTER
                          SERVICES     SERVICES     TECHNOLOGY    OTHER      TOTAL
                          ---------   -----------   ----------   --------   --------
                                            (DOLLARS IN THOUSANDS)
Direct costs as a
 percentage of revenue:
 Software licenses......         3%           0%          13%          --          8%
 Professional
   services.............        69%           0%          72%          --         69%
 Data center............        92%          80%           0%          --         90%
 Other..................        90%           0%           0%          --         90%
                           -------      -------       ------     --------   --------
   Total direct costs...        61%          80%          33%          --         56%
                           -------      -------       ------     --------   --------
   Gross margin.........        39%          20%          67%          --         44%
                           =======      =======       ======     ========   ========

                                         QUARTER ENDED JUNE 30, 1999
                          ----------------------------------------------------------
                          INTERNET     INTERNET        CALL
                          FINANCIAL   AGGREGATION     CENTER
                          SERVICES     SERVICES     TECHNOLOGY    OTHER      TOTAL
                          ---------   -----------   ----------   --------   --------
                                            (DOLLARS IN THOUSANDS)
Direct costs as a
 percentage of revenue:
 Software licenses......         4%          --           --           --          4%
 Professional
   services.............        59%          --           --           --         59%
 Data center............        99%          --           --           --         99%
 Other..................        85%          --           --           --         85%
                           -------      -------       ------     --------   --------
   Total direct costs...        57%          --           --           --         57%
                           -------      -------       ------     --------   --------
   Gross margin.........        43%          --           --           --         43%
                           =======      =======       ======     ========   ========

* Excluding depreciation and amortization, stock option compensation expense, marketing cost from warrant issued, merger related costs and amortization of acquisition intangibles.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     Total revenues increased by $43.4 million to $59.1 million for the three months ended June 30, 2000 from $15.7 million in the three months ended June 30, 1999, an increase of 277%. The primary components of revenue were $15.3 million in software license fees, $37.2 million in professional services fees, $5.3 million in data center fees and $1.2 million in other revenue. Total revenues increased by $81.8 million to $109.5 million for the six months ended June 30, 2000 from $27.7 million for the six months ended June 30, 1999.

     Direct costs increased by $24.1 million to $33.0 million for the three months ended June 30, 2000 from $8.9 million for the three months ended June 30, 1999, and increase of 271%. Direct costs increased by $49.3 million to $65.3 million in the six months ended June 30, 2000 from $16.0 million for the three months ended June 30, 1999. Direct costs represented 56% and 60% of total revenues in the three and six months ended June 30, 2000, respectively, compared to 57% and 58% or total revenue in the three and six months ended June 30, 1999, respectively.

     S1 operates in three business segments, Internet Financial Services, Call Center Technology and Internet Aggregation Services. The Internet Financial Services segment builds, delivers and operates integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to the S1 Data Center. Through the Call Center Technology, S1 offers interactive voice response and voice e-Commerce technology. The Internet Aggregator Services provides technology that enables consumers to aggregate financial information from multiple sources. S1 manages the business based on these operating segments.

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

INTERNET FINANCIAL SERVICES DIVISION

  Revenues, Direct Costs and Gross Margins

     Total revenues increased by $31.1 million to $46.8 million for the three months ended June 30, 2000 from $15.7 million in the three months ended June 30, 1999, an increase of 199%. The primary components of revenue were $7.7 million in software license fees, $33.2 million in professional service fees, $4.7 million in data center fees and $1.2 million of other revenue primarily related to third party hardware and software sales. Total revenues increased by $58.7 million to $86.4 for the six months ended June 30, 2000 from $27.7 million in the six months ended June 30, 1999, an increase of 212%. We have experienced domestic competitive pricing pressures during the most recent quarter, which we expect to have an impact on revenues and gross margins in the future.

     Direct costs increased by $19.8 million to $28.7 million in the three months ended June 30, 2000 from $8.9 million in the three months ended June 30, 1999, an increase of 223%. Direct costs increased by $40.8 million to $56.8 million in the six months ended June 30, 2000 from $16.0 million in the six months ended June 30, 1999, an increase of 255%. Direct costs represented 61% of total revenues in the quarter ended June 30, 2000 compared to 57% of total revenues in the quarter ended June 30, 1999. Direct costs represented 66% of total revenues in the six months ended June 30, 2000 compared to 58% of total revenues in the quarter ended June 30, 1999.

     Software license. Software license fees increased by $5.3 million to $7.7 million in the three months ended June 30, 2000 from $2.3 million in the three months ended June 30, 1999, an increase of 228%. Software license fees increased by $6.7 million to $11.3 million in the six months ended June 30, 2000 from $4.6 million in the six months ended June 30, 1999, an increase of 144%. Software license fees represented 16% of total revenues in the three months ended June 30, 2000 compared to 15% of total revenues in the three months ended June 30, 1999. Software license fees represented 13% of total revenues in the six months ended June 30, 2000 compared to 17% of total revenues in the six months ended June 30, 1999. The majority of the increase relates to the acquisitions of Q-Up, which occurred in April 2000, and Edify, which occurred in the fourth quarter of 1999.

     Direct software license costs consist primarily of the cost of third-party software used in the S1 Consumer Suite. Direct costs associated with software licenses increased by $161,000 to $260,000 in the three months ended June 30, 2000 from $99,000 in the three months ended June 30, 1999, an increase of 163%. Direct costs associated with software licenses increased by $52,000 to $284,000 in the six months ended June 30, 2000 from $232,000 in the six months ended June 30, 1999, an increase of 22%. Direct costs associated with software licenses represented 3% of software license fees in the three and six months ended June 30, 2000 compared to 4% and 5% of software license fees in the three and six months ended June 30, 1999, respectively. We anticipate that direct costs associated with software licenses as a percentage of revenue could continue to increase in future periods as additional products are sold that include third-party software.

     Professional services. Professional services revenues increased by $22.3 million to $33.2 million in the three months ended June 30, 2000 from $10.9 million in the three months ended June 30, 1999, an increase of 205%. Professional services revenues increased by $45.6 million to $64.2 million in the six months ended June 30, 2000 from $18.6 million in the six months ended June 30, 1999, an increase of 245%. Professional services revenues represented 71% of total revenues in the three months ended June 30, 2000 compared to 70% of total revenues in the three months ended June 30, 1999. Of the $22.3 million increase in the three months ended June 30, 2000, $14.0 million is related to the acquisition in the second quarter of 2000 and fourth quarter of 1999. Professional services revenues represented 74% of total revenues in the six months ended June 30, 2000 compared to 67% of total revenues in the six months ended June 30, 1999. Approximately, $25.3 million of the $45.6 increase for the six months ended June 30, 2000 relates to the acquisitions in the second quarter of 2000 and fourth quarter of 1999. The remaining increases for the three and six months ended June 30, 2000 were driven by several large implementation projects and a large product enhancement project.

     Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $16.6 million to $23.0 million in the three months ended June 30, 2000 from $6.4 million in the three months ended June 30, 1999, an increase of 258%. Direct costs associated with professional services increased by $35.0 million to $46.4 million in the six months ended June 30, 2000 from $11.4 million in the six months ended June 30, 1999, an increase of 307%. Approximately $9.7 million and $20.2 million of the increase in professional services costs for the three and six months ended June 30, 2000, respectively, is attributable to the acquisitions in 1999 and 2000. The remaining increase for the three and six months ended June 30, 2000 relates to additional resources needed to perform work on the large implementations and product enhancement projects. Direct costs associated with professional services represented 69% of professional services revenues in the three months ended June 30, 2000, compared to 59% of professional services revenues in the three months ended June 30, 1999. Direct costs associated with professional services represented 72% of professional services revenues in the six months ended June 30, 2000, compared to 61% of professional services revenues in the six months ended June 30, 1999. This decrease is primarily due to lower margin contracts inherited as part of the acquisitions made in 1999. We anticipate that professional services margins could remain at these levels for the next several quarters as the acquired companies historically experienced lower professional services margins than we experienced on a stand-alone basis and as a result of the competitive pricing pressures we are facing in the domestic marketplace.

     Data Center. Data Center revenues increased by $2.7 million to $4.7 million in the three months ended June 30, 2000 from $2.0 million in the three months ended June 30, 1999, an increase of 132%. Data Center revenues increased by $4.3 million to $7.9 million in the six months ended June 30, 2000 from $3.6 million in the six months ended June 30, 1999, an increase of 121%. Data Center revenues represented 10% of total revenues in the three months ended June 30, 2000 compared to 13% of total revenues in the three months ended June 30, 1999. Data Center revenues represented 9% of total revenues in the six months ended June 30, 2000 compared to 13% of total revenues in the six months ended June 30, 1999. Approximately $533,000 of the increase in the three and six months ended June 30, 2000 is related to the acquisitions during the second quarter of 2000. The remaining increase in the three and six months ended June 30, 2000 is attributable to growth in financial institutions and end-users using S1's Internet financial applications, including our first financial institution in our Asia Data Center. The decrease in Data Center revenue as a percentage of total revenue is due to the increase in total revenue as a result of the acquisitions during the second quarter of 2000 and fourth quarter of 1999. The average quarterly revenue per billable end-user decreased to $11.04 in the second quarter of 2000 from $18.34 in the second quarter of 1999. As expected, the average quarterly revenue per billable end-user has decreased as financial services entities have increased the number of their customers using the products. Management anticipates that this trend will continue. In addition, Data Center revenues could remain relatively flat in the third quarter of 2000 compared to the second quarter of 2000 as a result of minimum fee arrangements in place with certain customers.

     Revenues associated with the data center are directly influenced by the number of financial services entities that are using the Company's products through our data centers and the number of end-users of these financial services entities. During the month of June 2000, the data centers processed in excess of 709,000 Internet accounts, representing approximately 552,000 end-users. This represents an increase of 292% in the number of accounts processed from approximately 181,000 and an increase of 382% in the number of end-users from approximately 115,000 for the month of June 1999. A significant component of the increase related to one customer who enabled approximately 100,000 of their customers on S1's software near the end of March. The enablement was part of an arrangement with the customer, which includes combined professional services and data center fees. This arrangement is part of a strategic deployment and as a result, the fee arrangement is not based on our standard end-user per month charge. Accordingly, this arrangement did not impact revenue significantly in the first or second quarter 2000.

     Direct data center costs consist of personnel and computer equipment costs. Direct costs associated with data center services increased by $2.3 million to $4.3 million in the three months ended June 30, 2000 from $2.0 million in the three months ended June 30, 1999, an increase of 114%. Direct costs associated with data center services increased by $3.8 million to $7.5 million in the six months ended June 30, 2000 from $3.7 million in the six months ended June 30, 1999, an increase of 102%. Approximately $292,000 of the increase in direct costs associated with the data center for the three and six months ended June 30, 2000 relates to the acquisitions. The remaining increase is primarily attributed to new equipment to support our new data center in Asia, financial institutions and upgraded and new applications. Direct data center costs represented 92% of data center revenues in the three months ended June 30, 2000, compared to 99% of data center revenues in the three months ended June 30, 1999. Direct data center costs represented 95% of data center revenues in the six months ended June 30, 2000, compared to 103% of data center revenues in the six months ended June 30, 1999.

     Other. Other revenues, primarily related to the sale of third party hardware and software that are used in connection with our products, increased by $0.8 million to $1.2 million in the three months ended June 30, 2000 from $390,000 in the three months ended June 30, 1999, an increase of 209%. Other revenues increased by $2.2 million to $3.0 million in the six months ended June 30, 2000 from $813,000 in the six months ended June 30, 1999, an increase of 265%. Other revenues represented 3% of total revenues in the three months ended June 30, 2000 compared to 2% of total revenues in the three months ended June 30, 1999. Other revenues represented 3% of total revenues in the six months ended June 30, 2000 and June 30, 1999. The dollar increase in the three and six months ended March 31, 2000 is due to the sale of third party hardware and software primarily to two customers.

     Other direct costs consist primarily of the cost of third party software and hardware sold for use with our products. Other direct costs increased by $751,000 to $1.1 million in the three months ended June 30, 2000 from $333,000 in the three months ended June 30, 1999, an increase of 226%. Other direct costs increased by $2.0 million to $2.7 million in the six months ended June 30, 2000 from $677,000 in the six months ended June 30, 1999, an increase of 296%. Other direct costs represented 90% of other revenues in the three months ended June 30, 2000, compared to 85% of other revenue in the three months ended June 30, 1999. Other direct costs represented 90% of other revenues in the six months ended June 30, 2000, compared to 83% of other revenue in the six months ended June 30, 1999.

  Operating Expenses

     Operating expenses increased by $13.0 million to $18.7 million in the three months ended June 30, 2000 from $5.6 million in the three months ended June 30, 1999. Operating expenses increased by $24.0 million to $35.0 million in the six months ended June 30, 2000 from $11.0 million in the six months ended June 30, 1999.

     Selling and Marketing. Selling and marketing expenses increased by $5.2 million to $6.3 million in three months ended June 30, 2000 from $1.2 million in the three months ended June 30, 1999, an increase of 439%. Selling and marketing expenses increased by $9.4 million to $11.6 million in six months ended June 30, 2000 from $2.3 million in the six months ended June 30, 1999, an increase of 417%. The acquisitions accounted for approximately $3.5 million and $6.5 million of the increase in selling and marketing expense in the three and six months ended June 30, 2000, respectively. The remainder of the dollar increase in selling and marketing costs for the three and six months ended is primarily due to an increase in personnel to manage the larger customer relationship. Selling and marketing expenses were 14% and 13% of total revenues in the three and six months ended June 30, 2000, respectively, compared to 7% and 8% of total revenues in the three and six months ended June 30, 1999. The percentage increase was due primarily to the acquisition of Edify and Q Up which have sales models targeted at a larger number of smaller financial institutions, resulting in higher sales expense as a result of having a larger sales force.

     Product Development. Product development expenses increased by $7.9 million to $12.3 million in the three months ended June 30, 2000 from $4.4 million in the three months ended June 30, 1999, an increase of 178%. Product development expenses increased by $14.5 million to $23.4 million in the six months ended June 30, 2000 from $8.9 million in the six months ended June 30, 1999, an increase of 163%. Product development expenses were 26% and 27% of total revenues in the three and six months ended June 30, 2000, respectively, compared to 28% and 32% of total revenues in the three and six months ended June 30, 1999. Approximately $6.5 million and $11.3 million of the dollar increase in the three and six months ended June 30, 2000 respectively, relates to the acquisitions. The remainder of the dollar increase in product development costs represents our commitment to enhancing the current products by migrating the existing products to a more efficient software architecture and to developing new applications. The decrease as a percentage of our total revenues resulted from our ability to leverage product development expenses over a larger revenue base.

INTERNET AGGREGATION SERVICES DIVISION

  Revenues and Direct Costs

     The Internet Aggregation Services Division was established following the acquisition of VerticalOne in the fourth quarter 1999, therefore the entire increase relates to the acquisition. Total revenues for the Internet Aggregation Services Division were $584,000 in the three months ended June 30, 2000 and $898,000 in the six months ended June 30, 2000. Total direct costs were $467,000 in the three months ended June 30, 2000 and $665,000 for the six months ended June 30, 2000. Direct costs represented 80% and 74% of revenues for the three and six months ended June 30, 2000, respectively. We have experienced domestic competitive pricing pressures during the most recent quarter, which we expect to have an impact on revenues and gross margins in the future.

  Operating Expenses

     Selling and marketing expenses were $1.2 million and $2.2 million in the three and six months ended June 30, 2000, respectively. Selling and marketing expenses were 203% and 243% of total revenues in the three and six months ended June 30, 2000, respectively. We will continue to make investments in our selling and marketing activities to establish market share and promote our aggregation services both domestically and internationally. Product development expenses were $1.5 million and $3.7 million in the three and six months ended June 30, 2000, respectively. Product development expenses were 265% and 413% of total revenues in the three and six months ended June 30, 2000, respectively.

CALL CENTER TECHNOLOGY DIVISION

  Revenues and Direct Costs

     The Call Center Technology Division was established following the acquisition of Edify in the fourth quarter 1999, therefore the entire increase relates to the acquisition. Total revenues were $11.7 million in the three months ended June 30, 2000 and $22.2 million in the six months ended June 30, 2000. License revenue was $7.7 million and $14.7 million in the three and six months ended June 30, 2000, respectively. Professional services revenue was $4.0 million and $7.4 million in the three and six months ended June 30, 2000, respectively.

     Total direct costs were $3.8 million in the three months ended June 30, 2000 and $7.9 million for the six months ended June 30, 2000. Total direct costs represented 33% and 36% of revenues for the three and six months ended June 30, 2000, respectively. Direct costs of license revenue were $1.0 million and $2.5 million in the three and six months ended June 30, 2000. Direct costs of license revenue represented 13% and 17% of license revenues for the three and six months ended June 30, 2000, respectively. Direct costs of license revenue primarily represents the cost of third party software used in our call center technology products. Direct cost associated with license revenue will vary from quarter to quarter based on the percentage of sales, which include third party software. Direct costs of professional services revenues were $2.9 million and $5.4 million in the three and six months ended June 30, 2000. Direct costs of services revenue represented 72% and 73% of professional services revenues for the three and six months ended June 30, 2000, respectively.

  Operating Expenses

     Selling and marketing expenses were $4.0 million and $7.7 million in the three and six months ended June 30, 2000, respectively. Selling and marketing expenses as a percentage of revenues were 34% and 35% in the three and six months ended June 30, 2000, respectively. Selling and marketing expenses as a percentage of revenues in the Call Center Technology Division are greater than the other divisions within the company as the result of having a larger sales force to focus on the larger number of prospective customers. Product development expenses were $2.0 million and $3.7 million in the three and six months ended June 30, 2000, respectively. Product development expenses were 17% of total revenues in the three and six months ended June 30, 2000. We are currently in the process of developing integrated call center products to expand our existing offering. These efforts could include partnerships, outside investors or other equity participation and as a result could cause us to reassess the estimated useful life of the remaining goodwill.

OTHER EXPENSES

     General and Administrative. General and administrative expenses increased by $9.3 million to $11.5 million in the three months ended June 30, 2000 from $2.1 million in the three months ended June 30, 1999, an increase of 437%. General and administrative expenses increased by $17.1 million to $20.8 million in the six months ended June 30, 2000 from $3.7 million in the six months ended June 30, 1999, an increase of 459%. General and administrative expenses were 19% of total revenues in the three and six months ended June 30, 2000, compared to 14% and 13% of total revenues in the three and six months ended June 30, 1999, respectively. Approximately $4.9 million and $10.1 million of the increase in the three and six months ended June 30, 2000 relates to the acquired companies. The remaining increase relates to the expanded personnel infrastructure to manage our growth and global operations.

     Depreciation and Amortization. Depreciation and amortization expenses increased by $4.9 million to $6.1 million in the three months ended June 30, 2000 from $1.3 million in the three months ended June 30, 1999, an increase of 384%. Depreciation and amortization expenses increased by $7.1 million to $9.5 million in the six months ended June 30, 2000 from $2.5 million in the six months ended June 30, 1999, an increase of 287%. Depreciation and amortization expenses were 10% and 9% of total revenues for the three and six months ended June 30, 2000, respectively, compared to 8% and 9% of total revenues in the three and six months ended June 30, 1999. Approximately $1.9 million and $3.1 million of the increase in depreciation and amortization for the three and six months ended June 30, 2000, respectively, related to the acquisitions. The remainder of the increase is due to the acquisition of additional equipment for data center customers.

     Stock Option Compensation Expense. Stock option compensation expense increased by $1.5 million to $1.6 million for the three months ended June 30, 2000 compared to $107,000 for the three months ended June 30, 1999, an increase of 1394%. Stock option compensation expense increased by $2.5 million to $2.7 million for the six months ended June 30, 2000 compared to $214,000 for the six months ended June 30, 1999, an increase of 1173%. The increase is primarily the result of the acquisition of VerticalOne in the fourth quarter of 1999.

     Marketing Cost for Warrants Issued. The Company recorded $362,000 of marketing costs in the three months ended June 30, 2000 related to the vesting of a warrant granted to Andersen Consulting in February 1999. The Company recorded $5.0 million of marketing costs in the six months ended June 30, 2000 which includes a charge for a warrant issued in connection with a pilot project and distribution agreement between a third-party and one of our subsidiaries. The fair values of the warrants were determined based on the Black-Scholes option-pricing model.

     Merger Related Costs. Merger related costs for the three and six months ended June 30, 2000 were $6.3 million and $13.2 million, respectively, related to the acquisitions in 1999 and 2000. Approximately $1.3 million and $3.1 million of merger related costs incurred in the three and six months ended June 30, 2000, respectively, consist of the cost of product development personnel working on the integration of all the products and platforms of the acquired companies. Also included in merger related costs incurred in the three months and six months ended June 30, 2000 are approximately $1.0 million and $1.8 million, respectively, of personnel costs related to professional service employees who are being cross trained on the products and services of the acquired companies. After the integration efforts are complete, these costs will be captured in the product development and professional services expense categories in the statement of operations. The remaining merger related costs incurred in the three and six months ended June 30, 2000 consist primarily of expenditures related to building and consolidating infrastructure and other operations of the companies we acquired in the fourth quarter of 1999 and the second quarter of 2000.

     Amortization of Goodwill and Acquisition Charges. Amortization of goodwill and acquisition charges increased $112.3 million to $112.4 million in the three months ended June 30, 2000 from $103,000 in the three months ended June 30, 1999. Amortization of goodwill and acquisition charges increased $189.3 million to $189.5 million in the six months ended June 30, 2000 from $206,000 in the six months ended June 30, 1999. The increase related to the amortization of goodwill and other identifiable intangible assets resulting from the acquisitions of in the fourth quarter of 1999 and second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Total stockholders' equity increased to $1,438.3 million as of June 30, 2000 from $990.8 million at December 31, 1999. The increase in stockholders' equity is attributable to $440.6 million of common stock and stock options issued in connection with the acquisitions completed during the second quarter of 2000, $232.0 million of proceeds, net of issuance costs, from the issuance of Series D Preferred Stock, $14.0 million of proceeds from the sale of common stock under the Employee Stock Purchase and Options Plans, offset by the net loss of $228.2 million for the six months ended June 30, 2000 and the realized gain on the sale of investment securities available for sale.

     As of June 30, 2000, we had cash and cash equivalents of $245.5 million compared to $67.9 million at December 31, 1999 and investment securities available for sale, which consisted entirely of equity securities, of $43.2 million at June 30, 2000 compared to $62.8 million at December 31, 1999.

     In the six months ended June 30, 2000, cash used in operations was $83.4 million compared to cash used in operations of $2.6 million in the six months ended June 30, 1999. The increase in cash used in operations between 2000 and 1999 is primarily the result of the net loss for the period, the reduction of accounts payable and accrued expenses of $30.1 million and an increase in accounts receivable of $12.5 million

     Cash provided by investing activities was $17.8 million for the six months ended June 30, 2000 compared to net cash used in investing activities of $10.0 million in the comparable period of 1999. The increase in cash provided by investing activities for the six months ended June 30, 2000 was the result of the proceeds from the sale of investment securities available for sale of $36.5 million and $6.0 million of cash acquired through acquisitions, which was offset by purchases of property and equipment of $18.4 million. Capital expenditures in 2000 relate to the expansion of our facilities infrastructure to accommodate our growth and the establishment of our new Data Center facilities in Asia and Europe. During the six months ended June 30, 2000, investments were made in companies that are considered to have technology or products that compliment our product and services offerings. We expect to continue to make strategic investments in companies that have applications or platforms that are synergistic to our product offerings.

     Cash provided by financing activities was $243.3 million for the six months ended June 30, 2000 compared to $68.9 million in the comparable period of 1999. The increase relates to proceeds of $232.0 million, net of issuance costs, from the sale of preferred stock and $14.0 million in proceeds from common stock sold under the Employee Stock Purchase and Option Plans in the six months ended June 30, 2000. During the six months ended June 30, 1999, the Company received proceeds of $64.0 million, net of expenses, for the sale of common stock.

     Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended June 30, 2000 and 1999 was 68,775,964 and 36,965,151 respectively. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the six month period ended June 30, 2000 and 1999 was 71,863,973 and 36,292,086, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). In June 2000, the SEC released SAB101B, which defers reporting on the effects of the adoption of SAB 101 until December 31, 2000. Although we do not currently expect the adoption of SAB No. 101 to have a material impact on our consolidated financial position or results of operations, we are still assessing the possible implications of SAB No. 101.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting of Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation poses and answers 20 questions dealing with APB 25 implementation practice issues. The Interpretation will be applied prospectively to new awards, modification to outstanding awards and changes in employee status on or after July 1, 2000. In certain circumstances, the Interpretation must be applied commencing December 15, 1998 and January 12, 2000. Financial statements for periods prior to July 1, 2000 will not be affected. Management does not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk were included in
Item 7A of the Company's 1999 Annual Report on Form 10-K. There have been no significant changes in the Company's market risk from December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Commencing May 8, 2000, several substantially similar complaints were filed in the United States District Court in Atlanta, Georgia against S1, Michel Akkermans, James Mahan and Robert Stockwell alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and
Section 20 of the Securities Exchange Act of 1934. The named plaintiffs seek to represent a class of all persons who purchased S1 shares between November 2, 1999 and May 2, 2000. Their complaints assert generally that S1 and the individual defendants made or authorized the issuance of false and misleading statements concerning the performance of S1, which they claim led to artificial inflation of the price at which S1's shares were traded. S1 expects that several cases will be consolidated into one proceeding. S1 believes that the allegations in these complaints are wholly devoid of merit, and it and the individual defendants intend to defend themselves vigorously against these claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Not applicable.

     (b) Not applicable.

     (c) On April 7, 2000, S1 issued 2,453,345 shares of S1's common stock and
         1.4 million options to purchase S1 common stock in its acquisition of Q-Up Systems, Inc. pursuant to an Agreement and Plan of Merger, dated as of March 6, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc. and for the limited purposes set forth therein certain of the Q-Up shareholders, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of March 15, 2000. 237,069 shares of the S1 common stock issued in connection with the acquisition will be held in escrow until April 5, 2001. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") (transactions by an issuer not involving any public offering).

         On April 12, 2000, S1 issued an aggregate of 250,150 shares of S1's common stock and 17,615 options to purchase S1 common stock in its acquisition of Davidge Data Systems Corp. pursuant to an Agreement and Plan of Merger, dated as of January 18, 2000, by and among S1, Delta Acquisition Corporation, Davidge Data Systems Corp. and the Davidge stockholders who are signatories thereto. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act (transactions by an issuer not involving any public offering).

         On May 24, 2000, S1 issued 8,563 shares of common stock to Jeffrey Rubin and 437 additional shares that will be held in escrow for Mr. Rubin until November 10, 2000 for $4,500 pursuant to a Warrant to Purchase Shares of Common Stock, dated July 15, 1999, issued by VerticalOne Corporation to Mr. Rubin. The sale of the stock to Mr. Rubin satisfied the requirements of Section 4(2) of the Securities Act (transactions by an issuer not involving any public offering).

         On May 26, 2000, S1 issued shares of S1 Series D Convertible Preferred Stock as follows for the prices indicated: (i) State Farm Mutual Automobile Insurance Company, 100,000 shares for $100,000,000; (ii) ZG Investments, Ltd., 75,000 shares for $75,000,000; (iii) Allianz Capital

Partners GmbH, 37,500 shares for $37,500,000; (iv) Fleet Private Equity Co., Inc., 25,000 shares for $25,000,000; and (v) J.P. Morgan Ventures Corporation, 6,500 shares for $6,500,000. The stock was issued pursuant to a Stock Purchase
       Agreement, dated as of May 25, 2000, by and among S1 and the purchasers identified above. The offer and sale of the stock satisfied the requirements of Section 4(2) of the Securities Act (transactions by an issuer not involving any public offering).

         On June 27, 2000, S1 issued 316,232 shares of common stock to RBC Holdings (Delaware) Inc. in exchange for consideration of $2.5 million in a private placement upon the exercise of the last of four options granted pursuant to the Common Stock Purchase and Option Agreement, dated as of March 9, 1998, by and between Security First Network Bank, RBC Holdings and S1, as amended. The sale of the stock to RBC Holdings satisfied the requirements of Section 4(2) of the Securities Act (transactions by an issuer not involving any public offering).

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) S1's 2000 annual meeting of shareholders was held on June 6, 2000.

     (b) James S. Mahan, III and Howard J. Runnion, Jr. were re-elected as directors at the annual meeting. Continuing directors include Michel Akkermans, Robert W. Copelan, Gregg S. Freishtat, David C. Hodgson, Joseph S. McCall and Jackson L. Wilson.

     (c) The following matters were voted on and approved by S1's shareholders at the 2000 annual meeting of shareholders held on June 6, 2000: (i) election of two directors for a three-year term (Proposal 1); and (ii) two amendments that are a part of S1's second amended and restated employee stock purchase plan (Proposal 2). As to Proposal 1, James S. Mahan, III received 31,453,246 votes for election, 2,644,092 votes to withhold authority to vote and no broker non-votes; and Howard J. Runnion, Jr. received 33,883,027 votes for election, 214,311 votes to withhold authority to vote and no broker non-votes. As to Proposal 2, shareholders cast 14,410,936 votes for, 5,346,764 votes against, 158,391 abstentions and 14,181,247 broker non-votes. The record date for the annual meeting was May 12, 2000.

     (d) Not applicable.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10       Letter Agreement, dated May 12, 2000, between S1 and Gregg
          S. Freishtat.
 27       Financial Data Schedule.

     (b) Reports on Form 8-K.

     S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended June 30, 2000:

          Current Report on Form 8-K filed with the SEC on May 2, 2000 (date of report April 21, 2000) (announcing date of 2000 annual meeting of shareholders).

          Current Report on Form 8-K filed with the SEC on May 8, 2000 (date of report May 2, 2000) (regarding first quarter 2000 results of operations and a related analyst conference call).

          Current Report on Form 8-K filed with the SEC on May 26, 2000 (date of report May 25, 2000) (announcing sale of Series D Convertible Preferred Stock).

          Current Report on Form 8-K filed with the SEC on June 7, 2000 (date of report May 26, 2000) (announcing completion of sale of Series D Convertible Preferred Stock).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 14, 2000.

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

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 10      Letter Agreement, dated May 12, 2000, between S1 and Gregg
         S. Freishtat.
 27      Financial Data Schedule.