Form 10-Q
period 2000-09-30
S1 CORP /DE/
filed 2000-11-14
CIK 1063254

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 000-24931

                            ------------------------

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

     Yes [X].  No [ ].

     Shares of common stock outstanding as of November 13, 2000: 56,144,387

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        S1 CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................   $  197,895      $   67,850
  Investment securities available for sale (cost of $1,343
    at September 30, 2000 and $1,800 at December 31,
    1999)...................................................       22,612          62,754
  Accounts receivable, net of allowance for doubtful
    accounts and billing adjustments of $8,512 at September
    30, 2000 and $8,584 at December 31, 1999................       95,739          70,136
  Notes receivable..........................................        1,000           1,500
  Prepaid expenses..........................................        7,240           6,625
  Other current assets......................................        2,973             678
                                                               ----------      ----------
         Total current assets...............................      327,459         209,543
  Property and equipment, net...............................       62,823          24,580
  Intangible assets, net....................................       88,797         106,508
  Goodwill, net.............................................      925,207         788,293
  Other assets..............................................        8,427           3,563
                                                               ----------      ----------
         Total assets.......................................   $1,412,713      $1,132,487
                                                               ==========      ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    6,655      $   29,493
  Accrued salaries and benefits.............................       10,647          12,123
  Accrued other expenses....................................       42,199          44,122
  Deferred revenues.........................................       24,105          20,469
  Notes payable.............................................        4,118           6,351
  Current portion of capital lease obligation...............        6,096             759
                                                               ----------      ----------
         Total current liabilities..........................       93,820         113,317
  Deferred revenues.........................................        5,293           9,283
  Capital lease obligation, excluding current portion.......       10,095           1,086
  Deferred tax liability....................................       15,386          15,386
  Other liabilities.........................................        2,618           2,608
                                                               ----------      ----------
         Total liabilities..................................      127,212         141,680
                                                               ----------      ----------
Stockholders' equity:
  Preferred stock, $0.01 par value. Authorized 25,000,000
    shares. Issued and outstanding 1,186,564 and 1,393,014
    shares at September 30, 2000 and December 31, 1999,
    respectively............................................      252,781          23,089
  Common stock, $0.01 par value. Authorized 350,000,000
    shares. Issued and outstanding 55,868,136 and 48,831,243
    shares at September 30, 2000 and December 31, 1999,
    respectively............................................          558             488
  Additional paid-in capital................................    1,595,555       1,126,607
  Receivable from the sale of stock.........................      (12,057)        (11,735)
  Accumulated deficit.......................................     (572,231)       (207,927)
  Accumulated other comprehensive income:
    Net unrealized gains on investment securities available
     for sale, net of taxes.................................       20,483          60,143
    Cumulative foreign currency translation adjustment, net
     of taxes...............................................          412             142
                                                               ----------      ----------
         Total stockholders' equity.........................    1,285,501         990,807
                                                               ----------      ----------
         Total liabilities and stockholders' equity.........   $1,412,713      $1,132,487
                                                               ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Software licenses.......................  $    14,586   $     2,260   $    40,635   $     6,898
  Professional services...................       42,206        14,769       113,818        33,402
  Data center.............................        5,789         2,072        14,613         5,663
  Other...................................        1,798         5,698         4,766         6,511
                                            -----------   -----------   -----------   -----------
          Total revenues..................       64,379        24,799       173,832        52,474
                                            -----------   -----------   -----------   -----------
Operating expenses:
  Cost of software licenses...............        1,136            99         3,883           331
  Cost of professional services, excluding
     stock compensation expense of $24 and
     $88 in 2000 and 1999, respectively...       28,471         8,480        80,220        19,866
  Cost of data center.....................        4,915         2,163        13,073         5,879
  Cost of other revenues..................        1,542         4,425         4,220         5,102
  Selling and marketing, excluding stock
     compensation expense of $564 in
     2000.................................       13,666         1,153        38,468         3,406
  Product development, excluding stock
     compensation expense of $1,274 and
     $204 in 2000 and 1999,
     respectively.........................       16,924         5,221        47,746        13,981
  General and administrative, excluding
     stock compensation expense of $2,195
     and $29 in 2000 and 1999,
     respectively.........................       10,350         3,291        31,152         6,985
  Depreciation and amortization...........        6,536         1,465        16,069         3,926
  Stock option compensation expense.......        1,333           107         4,057           321
  Marketing cost from warrants issued.....           --            --         4,962            --
  Merger related costs....................        5,055         1,851        18,213         2,101
  Acquired in-process research and
     development..........................           --            --        14,100            --
  Amortization of acquisition
     intangibles..........................      112,360            --       301,873           206
                                            -----------   -----------   -----------   -----------
          Total operating expenses........      202,288        28,255       578,036        62,104
                                            -----------   -----------   -----------   -----------
          Operating loss..................     (137,909)       (3,456)     (404,204)       (9,630)
Interest and investment income............        1,809           777        39,900         1,531
                                            -----------   -----------   -----------   -----------
Net loss..................................  $  (136,100)  $    (2,679)  $  (364,304)  $    (8,099)
                                            ===========   ===========   ===========   ===========
Basic and diluted net loss per common
  share...................................  $     (2.46)  $     (0.10)  $     (6.83)  $     (0.31)
                                            ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding.............................   55,389,682    27,628,446    53,359,206    26,136,974
                                            ===========   ===========   ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        CONVERTIBLE PREFERRED STOCK
                              -------------------------------------------------------------------------------
                                   SERIES A            SERIES B            SERIES C             SERIES D           COMMON STOCK
                              ------------------   -----------------   -----------------   ------------------   -------------------
                               SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES     AMOUNT      SHARES     AMOUNT
                              --------   -------   -------   -------   -------   -------   -------   --------   ----------   ------
Balance December 31, 1999...   428,950   $1,062    749,064   $10,000   215,000   $12,027        --         --   48,831,243    $488
Net loss....................        --       --         --       --         --       --         --         --           --      --
Change in net unrealized
 gains on investment
 securities available for
 sale, net of taxes.........        --       --         --       --         --       --         --         --           --      --
Change in cumulative foreign
 currency translation
 adjustment, net of taxes...        --       --         --       --         --       --         --         --           --      --
Realized gain on sale of
 investment securities......        --       --         --       --         --       --         --         --           --      --
Proceeds from issuance of
 preferred stock, net of
 expenses...................        --       --         --       --         --       --    244,000   $231,957           --      --
Conversion of preferred
 stock to common stock......  (428,950)  (1,062)        --       --    (21,500)  (1,203)        --         --      900,900       9
Payment on receivable from
 the sale of stock..........        --       --         --       --         --       --         --         --           --      --
Interest earned on
 receivable from the sale of
 stock......................        --       --         --       --         --       --         --         --           --      --
Common stock sold under
 Employee Stock Purchase and
 Option Plans...............        --       --         --       --         --       --         --         --    3,432,498      34
Deferred stock option
 compensation expense.......        --       --         --       --         --       --         --         --           --      --
Warrants issued in
 connection with marketing
 agreements.................        --       --         --       --         --       --         --         --           --      --
Issuance of common stock in
 connection with
 acquisitions...............        --       --         --       --         --       --         --         --    2,703,495      27
Comprehensive loss..........
                              --------   -------   -------   -------   -------   -------   -------   --------   ----------    ----
Balance September 30,
 2000.......................        --   $   --    749,064   $10,000   193,500   $10,824   244,000   $231,957   55,868,136    $558
                              ========   =======   =======   =======   =======   =======   =======   ========   ==========    ====


                                           RECEIVABLE                  ACCUMULATED
                              ADDITIONAL    FROM THE                      OTHER           TOTAL
                               PAID-IN      SALE OF     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                               CAPITAL       STOCK        DEFICIT        INCOME          EQUITY       INCOME (LOSS)
                              ----------   ----------   -----------   -------------   -------------   -------------
Balance December 31, 1999...  $1,126,607    $(11,735)    $(207,927)     $ 60,285       $  990,807
Net loss....................          --          --      (364,304)           --         (364,304)      $(364,304)
Change in net unrealized
 gains on investment
 securities available for
 sale, net of taxes.........          --          --            --       (16,154)         (16,154)        (16,154)
Change in cumulative foreign
 currency translation
 adjustment, net of taxes...          --          --            --           270              270             270
Realized gain on sale of
 investment securities......          --          --            --       (23,506)         (23,506)             --
Proceeds from issuance of
 preferred stock, net of
 expenses...................          --          --            --            --          231,957              --
Conversion of preferred
 stock to common stock......       2,256          --            --            --               --              --
Payment on receivable from
 the sale of stock..........          --         451            --            --              451              --
Interest earned on
 receivable from the sale of
 stock......................         773        (773)           --            --               --              --
Common stock sold under
 Employee Stock Purchase and
 Option Plans...............      16,672          --            --            --           16,706              --
Deferred stock option
 compensation expense.......       3,686          --            --            --            3,686              --
Warrants issued in
 connection with marketing
 agreements.................       4,962          --            --            --            4,962              --
Issuance of common stock in
 connection with
 acquisitions...............     440,599          --            --            --          440,626              --
                                                                                                        ---------
Comprehensive loss..........                                                                            $(380,188)
                              ----------    --------     ---------      --------       ----------       =========
Balance September 30,
 2000.......................  $1,595,555    $(12,057)    $(572,231)     $ 20,895       $1,285,501
                              ==========    ========     =========      ========       ==========

See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(364,304)  $ (8,099)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization including acquisition
      charges...............................................    317,942      4,164
     Acquired in-process research and development...........     14,100         --
     Compensation and marketing expense for stock options
      and warrant...........................................      8,648        321
     Provision for doubtful accounts receivable and billing
      adjustments...........................................      3,155        449
     Gain on the sale of investment securities available for
      sale..................................................    (35,057)        --
     Increase in accounts receivable........................    (26,694)    (5,070)
     Increase in prepaid expenses and other assets..........     (1,196)    (5,192)
     Decrease in accounts payable...........................    (23,063)    (1,267)
     (Decrease) increase in accrued expenses and other
      liabilities...........................................     (6,972)     4,244
     Decrease in deferred revenue...........................     (4,089)    (3,519)
                                                              ---------   --------
       Net cash used in operating activities................   (117,530)   (13,969)
                                                              ---------   --------
Cash flows from investing activities:
  Net cash acquired (advanced) in connection with
     acquisitions...........................................      6,040    (31,000)
  Proceeds from sales of investment securities available for
     sale...................................................     36,546         --
  Investments in and advances to unconsolidated companies...     (6,883)        --
  Proceeds from payment on notes receivable.................        500         --
  Purchases of property and equipment and purchased
     technology.............................................    (32,084)    (9,555)
                                                              ---------   --------
       Net cash provided by (used in) investing
        activities..........................................      4,119    (40,555)
                                                              ---------   --------
Cash flows from financing activities:
  Sale of preferred stock, net of expenses..................    231,957         --
  Sale of common stock, net of expenses.....................         --     63,959
  Proceeds from payment on subscription receivables.........        451        962
  Proceeds from sale of common stock under employee stock
     purchase and option plans..............................     16,706      4,749
  Payments on capital lease obligations.....................     (3,344)      (825)
  Payments on borrowings....................................     (2,242)        --
                                                              ---------   --------
       Net cash provided by financing activities............    243,528     68,845
                                                              ---------   --------
Effect of exchange rate changes on cash.....................        (72)         5
                                                              ---------   --------
Net increase in cash........................................    130,045     14,326
Cash and cash equivalents at beginning of period............     67,850     14,504
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $ 197,895   $ 28,830
                                                              ---------   --------
Noncash financing activities:
  Conversion of preferred stock to common stock.............  $   2,265   $    798
  Issuance of Series C Preferred Stock in exchange for
     subscription receivable................................         --     12,027
  Acquisition of businesses through issuance of common
     stock..................................................    440,626         --
  Capital lease obligations.................................     17,703         --

See accompanying notes to unaudited consolidated financial statements.

                        S1 CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     S1 is a leading global provider of innovative eFinance solutions and services that are centered on banking, brokerage and insurance. S1 is enabling financial service providers to create a complete Enterprise eFinance Experience(TM) by delivering the tools necessary to meet the evolving demands of their customers across various lines of businesses, market segments and delivery channels. Through its Open eFinance Architecture(TM), S1 offers a broad range of applications that empower financial institutions to increase revenue, strengthen customer relationships and gain competitive advantage. Additionally, through the Company's professional services organization, S1 applications can be implemented in-house or hosted in an S1 data center.

     The consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company's consolidated financial statements. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

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

     The Company issued 2,453,345 shares of common stock with a value of approximately $271.3 million for all of the outstanding shares of Q Up. Approximately, 237,000 of the total shares exchanged were issued to escrow in connection with a general indemnity provision. The Company also exchanged all outstanding options to purchase Q Up stock into 1,381,824 options to purchase S1 common stock with an estimated fair value of $143.0 million. Of the total purchase price of $414.9 million, which includes $0.7 million of costs incurred directly related to the acquisition, $3.4 million was allocated to net assets acquired, $12.6 million to identifiable intangible assets, $384.8 million to goodwill and $14.1 million to in-process research and development. The in-process research and development was expensed upon the closing of the acquisition. Amounts allocated to goodwill, developed technology, and customer lists are being amortized on a straight-line basis over three years. The intangible asset related to the assembled work force is being amortized on a straight-line basis over five years.

     The Company issued 250,150 shares of common stock with a value of approximately $25.1 million for all of the outstanding shares of Davidge. The Company also exchanged all outstanding options to purchase Davidge stock into 17,615 options to purchase S1 common stock with an estimated fair value of $1.2 million. Of the total purchase price of $27.0 million, which includes $0.6 million of acquisition costs, $0.5 million was allocated to net assets acquired and $26.5 million to goodwill. The amount allocated to goodwill is being amortized on a straight-line basis over three years.

     Unaudited pro forma results of operations of the Company for the nine months ended September 30, 2000 and 1999 would not be materially different as a result of the acquisitions of Q Up and Davidge and are, therefore, not presented.

3. COMMITMENTS AND CONTINGENCIES

     In the second quarter of 2000, the Company was named in a number of related shareholder lawsuits (see Part II, Item 1 of this Form 10-Q). The ultimate results and outcomes of these actions and claims cannot be determined at this time. An adverse verdict could have a material impact on the Company.

4. STOCKHOLDERS' EQUITY

     Basic net loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended September 30, 2000 and 1999 was 68,036,634 and 37,725,143, respectively. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the nine month period ended September 30, 2000 and 1999 was 71,717,822 and 36,260,699, respectively.

     On May 25, 2000, the Company issued a total of 244,000 shares of newly authorized convertible preferred stock ("Series D") to five purchasers for a total of approximately $244 million in cash. The preferred stock is convertible into common stock at a rate of 29.283 per share. The terms of the Series D Preferred Stock provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of the Company. The holders of the Series D Preferred Stock are entitled to voting rights equal to those of the common stockholders.

5. SEGMENT REPORTING

     In the third quarter of 2000, S1 began to operate and manage the Company in four business segments: Large Financial Institution, Community Bank, Call Center Technology and Internet Aggregation. The Large Financial Institution and Community Bank segments build, deliver and operate integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to an S1 data center. While the Large Financial Institution segment provides highly customized solutions to large global and national financial institutions, the Community Bank segment provides solutions that require little or no customization and are primarily sold to local and regional banks. Through the Call Center Technology, S1 offers interactive voice response and voice e-Commerce technology. The Internet Aggregation segment provides technology that enables consumers to aggregate personal account information from multiple sources. S1 manages the business based on these operating segments.

     S1 evaluates the performance of its operating segments based on revenues, direct costs, gross margins and operating expenses, excluding depreciation and amortization, stock option compensation expense, marketing cost from warrants issued, merger related costs, acquired in-process research and development, interest and investment income and amortization of acquisition intangibles. In addition, the Company provides general and administrative services to the operating segments on a shared service basis and does not allocate these costs to the individual segments, therefore the general and administrative costs are included in the other category. The Company does not produce reports that measure the performance according to any asset-based metrics.

                      STATEMENTS OF OPERATIONS BY SEGMENT
                                  (UNAUDITED)

                                    THREE MONTHS ENDED SEPTEMBER 30, 2000
                        --------------------------------------------------------------
                                              INTERNET    CALL
                         LARGE    COMMUNITY    AGGRE-    CENTER
                          FI        BANK       GATION     TECH      OTHER      TOTAL
                        -------   ---------   --------   -------   --------   --------
                                            (DOLLARS IN THOUSANDS)
REVENUES:
 Software licenses....  $ 5,048    $3,268     $    --    $ 6,270   $     --   $ 14,586
 Professional
   services...........   36,672     1,462          --      4,072         --     42,206
 Data center..........    4,845       385         559         --         --      5,789
 Other................    1,798        --          --         --         --      1,798
                        -------    ------     -------    -------   --------   --------
   Total revenues.....   48,363     5,115         559     10,342         --     64,379
                        -------    ------     -------    -------   --------   --------
DIRECT COSTS:
 Software licenses....        3       556          --        577         --      1,136
 Professional
   services...........   24,910     1,120          --      2,441         --     28,471
 Data center..........    4,114       175         626         --         --      4,915
 Other................    1,542        --          --         --         --      1,542
                        -------    ------     -------    -------   --------   --------
   Total direct
     costs............   30,569     1,851         626      3,018         --     36,064
                        -------    ------     -------    -------   --------   --------
   Gross margin.......   17,794     3,264         (67)     7,324         --     28,315
                        -------    ------     -------    -------   --------   --------
OPERATING EXPENSES:
 Selling and
   marketing..........    6,184     1,829       1,474      4,179         --     13,666
 Product
   development........   11,192       282       3,047      2,403         --     16,924
 General and
   administrative.....       --        --          --         --     10,350     10,350
                        -------    ------     -------    -------   --------   --------
   Total operating
     expenses.........   17,376     2,111       4,521      6,582     10,350     40,940
                        -------    ------     -------    -------   --------   --------
Operating income
 (loss)*..............  $   418    $1,153     $(4,588)   $   742   $(10,350)  $(12,625)
                        =======    ======     =======    =======   ========   ========

                                   THREE MONTHS ENDED SEPTEMBER 30, 1999
                        -----------------------------------------------------------
                                              INTERNET    CALL
                         LARGE    COMMUNITY    AGGRE-    CENTER
                          FI        BANK       GATION     TECH     OTHER     TOTAL
                        -------   ---------   --------   ------   -------   -------
                                          (DOLLARS IN THOUSANDS)
REVENUES:
 Software licenses....  $ 2,260      $--         $--       $--    $    --   $ 2,260
 Professional
   services...........   14,769      --          --        --          --    14,769
 Data center..........    2,072      --          --        --          --     2,072
 Other................    5,698      --          --        --          --     5,698
                        -------      --          --        --     -------   -------
   Total revenues.....   24,799      --          --        --          --    24,799
                        -------      --          --        --     -------   -------
DIRECT COSTS:
 Software licenses....       99      --          --        --          --        99
 Professional
   services...........    8,480      --          --        --          --     8,480
 Data center..........    2,163      --          --        --          --     2,163
 Other................    4,425      --          --        --          --     4,425
                        -------      --          --        --     -------   -------
   Total direct
     costs............   15,167      --          --        --          --    15,167
                        -------      --          --        --     -------   -------
   Gross margin.......    9,632      --          --        --          --     9,632
                        -------      --          --        --     -------   -------
OPERATING EXPENSES:
 Selling and
   marketing..........    1,153      --          --        --          --     1,153
 Product
   development........    5,221      --          --        --          --     5,221
 General and
   administrative.....       --      --          --        --       3,291     3,291
                        -------      --          --        --     -------   -------
   Total operating
     expenses.........    6,374      --          --        --       3,291     9,665
                        -------      --          --        --     -------   -------
Operating income
 (loss)*..............  $ 3,258      $--         $--       $--    $(3,291)  $   (33)
                        =======      ==          ==        ==     =======   =======

                      STATEMENTS OF OPERATIONS BY SEGMENT
                                  (UNAUDITED)

                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                        ----------------------------------------------------------------
                                               INTERNET    CALL
                         LARGE     COMMUNITY    AGGRE-    CENTER
                           FI        BANK       GATION     TECH      OTHER       TOTAL
                        --------   ---------   --------   -------   --------   ---------
                                             (DOLLARS IN THOUSANDS)
REVENUES:
 Software licenses....  $ 13,082    $6,552     $     --   $21,001   $     --   $  40,635
 Professional
   services...........    99,759     2,568           --    11,491         --     113,818
 Data center..........    12,506       650        1,457        --         --      14,613
 Other................     4,766        --           --        --         --       4,766
                        --------    ------     --------   -------   --------   ---------
   Total revenues.....   130,113     9,770        1,457    32,492         --     173,832
                        --------    ------     --------   -------   --------   ---------
DIRECT COSTS:
 Software licenses....       102       741           --     3,040         --       3,883
 Professional
   services...........    70,524     1,851           --     7,845         --      80,220
 Data center..........    11,485       297        1,291        --         --      13,073
 Other................     4,220        --           --        --         --       4,220
                        --------    ------     --------   -------   --------   ---------
   Total direct
     costs............    86,331     2,889        1,291    10,885         --     101,396
                        --------    ------     --------   -------   --------   ---------
   Gross margin.......    43,782     6,881          166    21,607         --      72,436
                        --------    ------     --------   -------   --------   ---------
OPERATING EXPENSES:
 Selling and
   marketing..........    19,715     3,156        3,658    11,939         --      38,468
 Product
   development........    34,102       761        6,755     6,128         --      47,746
 General and
   administrative.....        --        --           --               31,152      31,152
                        --------    ------     --------   -------   --------   ---------
   Total operating
     expenses.........    53,817     3,917       10,413    18,067     31,152     117,366
                        --------    ------     --------   -------   --------   ---------
Operating income
 (loss)*..............  $(10,035)   $2,964     $(10,247)  $ 3,540   $(31,152)  $ (44,930)
                        ========    ======     ========   =======   ========   =========

                                   NINE MONTHS ENDED SEPTEMBER 30, 1999
                        -----------------------------------------------------------
                                              INTERNET    CALL
                         LARGE    COMMUNITY    AGGRE-    CENTER
                          FI        BANK       GATION     TECH     OTHER     TOTAL
                        -------   ---------   --------   ------   -------   -------
                                          (DOLLARS IN THOUSANDS)
REVENUES:
 Software licenses....  $ 6,898      $--         $--       $--    $    --   $ 6,898
 Professional
   services...........   33,402      --          --        --          --    33,402
 Data center..........    5,663      --          --        --          --     5,663
 Other................    6,511      --          --        --          --     6,511
                        -------      --          --        --     -------   -------
   Total revenues.....   52,474      --          --        --          --    52,474
                        -------      --          --        --     -------   -------
DIRECT COSTS:
 Software licenses....      331      --          --        --          --       331
 Professional
   services...........   19,866      --          --        --          --    19,866
 Data center..........    5,879      --          --        --          --     5,879
 Other................    5,102      --          --        --          --     5,102
                        -------      --          --        --     -------   -------
   Total direct
     costs............   31,178      --          --        --          --    31,178
                        -------      --          --        --     -------   -------
   Gross margin.......   21,296      --          --        --          --    21,296
                        -------      --          --        --     -------   -------
OPERATING EXPENSES:
 Selling and
   marketing..........    3,406      --          --        --          --     3,406
 Product
   development........   13,981      --          --        --          --    13,981
 General and
   administrative.....       --      --          --        --       6,985     6,985
                        -------      --          --        --     -------   -------
   Total operating
     expenses.........   17,387      --          --        --       6,985    24,372
                        -------      --          --        --     -------   -------
Operating income
 (loss)*..............  $ 3,909      $--         $--       $--    $(6,985)  $(3,076)
                        =======      ==          ==        ==     =======   =======

---------------

* Excluding depreciation and amortization, stock option compensation expense, marketing cost from warrants issued, merger related costs, acquired in-process R&D, amortization of acquisition intangibles and interest & investment income.

     For the three and nine months ended September 30, 2000, one major customer accounted for approximately 32% and 29% of total revenues, respectively. For the three months ended September 30, 1999, three major customers accounted for approximately 53%, 16% and 14% of total revenues, respectively. For the nine months ended September 30, 1999, three major customers accounted for approximately 49%, 16% and 14% of total revenues, respectively.

6. SUBSEQUENT EVENT

     Early in the fourth quarter, management determined to discontinue development on the Edify retail banking platform and focus its sales efforts on the Consumer Suite and Community Banking Suite products. S1 intends to continue to offer support services to the approximately 140 financial institutions using the discontinued platform for up to 24 months and will offer the existing customers a migration path to either the Consumer Suite or Community Banking Suite products. As part of this decision, in November 2000, S1 announced a 7% reduction of its existing workforce, primarily in the discontinued product group. This restructuring effort is expected to result in up to a $5 million charge that will be recorded during the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report contains forward-looking statements and information relating to us and our subsidiaries. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes appearing elsewhere herein and the audited consolidated financial statements and notes thereto in our Form 10-K for the year ended December 31, 1999.

GENERAL

     We are a leading global provider of innovative eFinance solutions and services that are centered on banking, brokerage and insurance. We are enabling financial service providers to create a complete Enterprise eFinance Experience(TM) by delivering the tools necessary to meet the evolving demands of their customers across various lines of businesses, market segments and delivery channels. Through our Open eFinance Architecture(TM), we offer a broad range of applications that empower financial institutions to increase revenue, strengthen customer relationships and gain competitive advantage. Additionally, through the our professional services organization, our applications can be implemented in-house or hosted in an S1 data center.

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

     On April 7, 2000, we completed the acquisition of Q Up. On April 12, 2000, we completed the acquisition of Davidge. On November 10, 1999, we completed the acquisitions of Edify and VerticalOne. On November 18, 1999, we completed the acquisition of FICS. All of these acquisitions have been accounted for as purchase business combinations. Accordingly, the results of operations for the three and nine months ended September 30, 1999 do not include the results of operations for these acquired companies.

     Early in the fourth quarter, management determined to discontinue development on the Edify retail banking platform and focus its sales efforts on the Consumer Suite and Community Banking Suite products. S1 intends to continue to offer support services to the approximately 140 financial institutions using the discontinued platform for up to 24 months and will offer the existing customers a migration path to either the Consumer Suite or Community Banking Suite products. As part of this decision, in November 2000, S1 announced a 7% reduction of its existing workforce, primarily in the discontinued product group. Management estimates that the reduction in staff will reduce overall costs by approximately $13-15 million per year. However, S1 intends to invest in its remaining products and, accordingly, the reduction in costs noted above is estimated to return over the next several quarters as the remaining product groups grow. In addition, the restructuring effort is expected to result in up to a $5 million charge that will be recorded during the fourth quarter of 2000.

     We continue our strategic review of all operations we have acquired in recent periods. This review process could result in partnerships, outside investors or other equity participation with regard to the acquired businesses and, as a result, could cause us to reassess the estimated useful life of the remaining goodwill and other acquisition intangibles.

  Revenues

     We derive our revenues primarily from three sources:

     Software licenses. We receive license fees from direct licensees and third-party data processors. Direct licensees install and operate our products in their own environments. We generally receive an initial license fee plus ongoing fees which are based on either the number of end-users or a percentage of the initial license fee. We generally recognize revenues from software license sales upon shipment if no significant obligations remain. When services are considered essential to the functionality of the software, the software license and the related services are recognized over the implementation period using the percentage of completion method of accounting.

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

     Data Center. Data Center revenue consists of revenue from our two data centers located in Atlanta, GA, and Singapore. We receive recurring monthly fees from financial institutions that have chosen to use our software and outsource the processing of their financial transactions to our data center. These fees are generally based on the number of end-users of the client institution. In addition, we receive monthly fees for technical support. We recognize these revenues as the services are performed.

     Customer Concentrations. As a result of the size of many of S1's customers, the magnitude of the implementations for companies of this size and our limited amount of capacity to perform implementations, in any given period a significant portion of our revenues may be attributed to a limited number of clients. For the three and nine months ended September 30, 2000, one major customer accounted for approximately 32% and 29% of total revenues, respectively. For the three months ended September 30, 1999, three major customers accounted for approximately 53%, 16% and 14% of total revenues, respectively. For the nine months ended September 30, 1999, three major customers accounted for approximately 49%, 16% and 14% of total revenues, respectively.

                        S1 CORPORATION AND SUBSIDIARIES

                      SELECTED FINANCIAL DATA (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                        -------------------------------------------------------   -------------------
                                        9/30/99    12/31/99    3/31/00     6/30/00     9/30/00    9/30/99    9/30/00
                                        --------   ---------   --------   ---------   ---------   -------   ---------
REVENUES:
  Software licenses...................  $ 2,260    $  12,152   $ 10,719   $  15,330   $  14,586   $ 6,898   $  40,635
  Professional services...............   14,769       23,030     34,382      37,230      42,206    33,402     113,818
  Data center.........................    2,072        3,195      3,507       5,317       5,789     5,663      14,613
  Other...............................    5,698        2,039      1,761       1,207       1,798     6,511       4,766
                                        -------    ---------   --------   ---------   ---------   -------   ---------
        Total revenues................   24,799       40,416     50,369      59,084      64,379    52,474     173,832
                                        -------    ---------   --------   ---------   ---------   -------   ---------
DIRECT COSTS:
  Software licenses...................       99          311      1,521       1,226       1,136       331       3,883
  Professional services...............    8,480       16,419     25,884      25,865      28,471    19,866      80,220
  Data center.........................    2,163        3,129      3,352       4,806       4,915     5,879      13,073
  Other...............................    4,425        2,010      1,594       1,084       1,542     5,102       4,220
                                        -------    ---------   --------   ---------   ---------   -------   ---------
        Total direct costs............   15,167       21,869     32,351      32,981      36,064    31,178     101,396
                                        -------    ---------   --------   ---------   ---------   -------   ---------
        Gross margin..................    9,632       18,547     18,018      26,103      28,315    21,296      72,436
                                        -------    ---------   --------   ---------   ---------   -------   ---------
OPERATING EXPENSES:
  Selling and marketing...............    1,153        8,763     11,406      13,396      13,666     3,406      38,468
  Product development.................    5,221       10,097     14,992      15,830      16,924    13,981      47,746
  General and administrative..........    3,291        6,928      9,351      11,451      10,350     6,985      31,152
                                        -------    ---------   --------   ---------   ---------   -------   ---------
                                          9,665       25,788     35,749      40,677      40,940    24,372     117,366
                                        -------    ---------   --------   ---------   ---------   -------   ---------
        OPERATING LOSS*...............      (33)      (7,241)   (17,731)    (14,574)    (12,625)   (3,076)    (44,930)
Depreciation and amortization.........    1,465        2,998      3,404       6,129       6,536     3,926      16,069
Stock option compensation.............      107          797      1,125       1,599       1,333       321       4,057
Marketing cost from warrants..........       --          715      4,600         362          --        --       4,962
Merger related costs..................    1,851        6,643      6,814       6,344       5,055     2,101      18,213
Acquired in-process research and
  development.........................       --       59,300         --      14,100          --        --      14,100
Amortization of intangibles...........       --       40,000     77,127     112,386     112,360       206     301,873
Interest & investment income..........     (777)        (706)   (35,593)     (2,498)     (1,809)   (1,531)    (39,900)
                                        -------    ---------   --------   ---------   ---------   -------   ---------
      NET LOSS........................  $(2,679)   $(116,988)  $(75,208)  $(152,996)  $(136,100)  $(8,099)  $(364,304)
                                        =======    =========   ========   =========   =========   =======   =========
      Net loss per common share.......  $ (0.10)   $   (3.05)  $  (1.49)  $   (2.82)  $   (2.46)  $ (0.31)  $   (6.83)
                                        =======    =========   ========   =========   =========   =======   =========
GROSS MARGIN %:
  Software licenses...................      96%          97%        86%         92%         92%       95%         90%
  Professional services...............      43%          29%        25%         31%         33%       41%         30%
  Data center.........................      (4%)          2%         4%         10%         15%       (4%)        11%
  Other...............................      22%           1%         9%         10%         14%       22%         11%
                                        -------    ---------   --------   ---------   ---------   -------   ---------
                                            39%          46%        36%         44%         44%       41%         42%
                                        =======    =========   ========   =========   =========   =======   =========
% OF TOTAL REVENUES:
  OPERATING EXPENSES:
  Selling and marketing...............       5%          22%        22%         23%         21%        6%         22%
  Product development.................      21%          25%        30%         27%         26%       27%         28%
  General and administrative..........      13%          17%        19%         19%         16%       13%         18%
                                        -------    ---------   --------   ---------   ---------   -------   ---------
                                            39%          64%        71%         69%         63%       46%         68%
                                        =======    =========   ========   =========   =========   =======   =========

---------------
* Excluding depreciation and amortization, stock option compensation expense, marketing cost from warrants issued, merger related costs, acquired in-process R&D, amortization of acquisition intangibles and interest & investment income.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     Total revenues increased by $39.6 million to $64.4 million for the three months ended September 30, 2000 from $24.8 million in the three months ended September 30, 1999, an increase of 160%. The primary components of revenue for the third quarter 2000 were $14.6 million in software license fees, $42.2 million in professional services fees, $5.8 million in Data Center revenue and $1.8 million in other revenue. Total revenues increased by $121.4 million to $173.8 million for the nine months ended September 30, 2000 from $52.4 million for the nine months ended September 30, 1999. Approximately $32.2 million and $86.5 million of the increases for the three and nine months ended September 30, 2000, respectively, relate to the companies acquired in the fourth quarter of 1999 and the second quarter of 2000. The remaining increase for the three and nine months ended September 30, 2000 primarily relates to increases in professional services and Data Center revenue. The increases in professional service revenues were driven by several large implementation projects and a large product enhancement project. The growth in financial institutions and end-users using S1's Internet Financial applications in our data centers resulted in the increase in Data Center revenue for the three and nine months ended September 30, 2000.

     Direct costs increased by $20.9 million to $36.1 million for the three months ended September 30, 2000 from $15.2 million for the three months ended September 30, 1999, an increase of 138%. Direct costs increased by $70.2 million to $101.4 million in the nine months ended September 30, 2000 from $31.2 million for the nine months ended September 30, 1999. Gross margins were 44% and 42% of total revenues in the three and nine months ended September 30, 2000, respectively, compared to 39% and 41% of total revenue in the three and nine months ended September 30, 1999, respectively. Approximately $15.1 million and $44.9 million of the increases for the three and nine months ended September 30, 2000, respectively, relate to the companies acquired in the fourth quarter of 1999 and the second quarter of 2000. The remaining increase for the three and nine months ended September 30, 2000, primarily relates to increases in the cost of professional services and Data Center. The increase in professional services cost were driven by increased personnel and infrastructure costs to drive several large implementation projects and a large product enhancement project. The increase in Data Center costs for the three and nine months ended September 30, 2000 relate to additional personnel and infrastructure necessary to support new customers, the addition of a new applications by our existing customers and the operations of our new data center in Singapore.

     General and Administrative. General and administrative expenses increased by $7.0 million to $10.3 million in the three months ended September 30, 2000 from $3.3 million in the three months ended September 30, 1999, an increase of 214%. General and administrative expenses increased by $24.2 million to $31.2 million in the nine months ended September 30, 2000 from $7.0 million in the nine months ended September 30, 1999, an increase of 346%. General and administrative expenses were 16% and 18% of total revenues in the three and nine months ended September 30, 2000, compared to 13% of total revenues in the three and nine months ended September 30, 1999, respectively. The increase relates to the acquisition of five companies during the last year and the expanded personnel infrastructure necessary to manage our growth and global operations.

     Depreciation and Amortization. Depreciation and amortization expenses increased by $5.0 million to $6.5 million in the three months ended September 30, 2000 from $1.5 million in the three months ended September 30, 1999, an increase of 346%. Depreciation and amortization expenses increased by $12.1 million to $16.1 million in the nine months ended September 30, 2000 from $3.9 million in the nine months ended September 30, 1999, an increase of 309%. Depreciation and amortization expenses were 10% and 9% of total revenues for the three and nine months ended September 30, 2000, respectively, compared to 6% and 7% of total revenues in the three and nine months ended September 30, 1999. A substantial portion of the increase is the result of the acquisition of five companies and their existing infrastructures during the last year. The balance of the increase is primarily the result of the acquisition of additional equipment for data center customers and the build out of the new data centers in Singapore and United Kingdom. We anticipate that the depreciation and amortization will continue to increase as the new United Kingdom data center goes into full production during the fourth quarter and as new and existing customers expand their activities in the data centers.

     Stock Option Compensation Expense. Stock option compensation expense increased by $1.2 million to $1.3 million for the three months ended September 30, 2000 compared to $107,000 for the three months ended September 30, 1999, an increase of 1091%. Stock option compensation expense increased by $3.7 million to $4.1 million for the nine months ended September 30, 2000 compared to $321,000 for the nine months ended September 30, 1999, an increase of 1152%. The increase is primarily the result of the acquisitions completed in the fourth quarter of 1999.

     Marketing Cost for Warrants Issued. The Company recorded $5.0 million of marketing costs in the nine months ended September 30, 2000 which includes a charge for $362,000 related to the vesting of a warrant previously granted to Andersen Consulting and a charge for a warrant issued in connection with a pilot project and distribution agreement between the third-party and one of our subsidiaries. The fair values of the warrants were determined based on the Black-Scholes option-pricing model.

     Merger Related Costs. Merger related costs for the three and nine months ended September 30, 2000 were $5.1 million and $18.2 million, respectively, related to the acquisitions in 1999 and 2000. Approximately $1.5 million and $5.9 million of merger related costs incurred in the three and nine months ended September 30, 2000, respectively, consist of the cost of product development personnel working on the integration of all the products and platforms of the acquired companies. Also included in merger related costs incurred in the nine months ended September 30, 2000 are approximately $1.8 million of personnel costs related to professional service employees who are being cross trained on the products and services of the acquired companies. After the integration efforts are complete, these costs will be captured in the product development and professional services expense categories in the statement of operations. The remaining merger related costs incurred in the three and nine months ended September 30, 2000 consist primarily of expenditures related to building and consolidating infrastructure and other operations of the companies we acquired in the fourth quarter of 1999 and the second quarter of 2000.

     We anticipate that an additional $2 million to $3 million of merger related costs will be incurred in the fourth quarter of 2000 and then such charges will end.

     Amortization of Goodwill and Acquisition Charges. Amortization of goodwill and acquisition charges increased $112.4 million to $112.4 million in the three months ended September 30, 2000 from $0 in the three months ended September 30, 1999. Amortization of goodwill and acquisition charges increased $301.7 million to $301.9 million in the nine months ended September 30, 2000 from $206,000 in the nine months ended September 30, 1999. The increase related to the amortization of goodwill and other identifiable intangible assets resulting from the acquisitions in the fourth quarter of 1999 and second quarter of 2000.

  Segment Analysis

     In the third quarter of 2000, S1 began to operate and manage the Company in four business segments: Large Financial Institution, Community Bank, Call Center Technology and Internet Aggregation. The Large Financial Institution and Community Bank segments build, deliver and operate integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to an S1 data center. While the Large Financial Institution segment provides highly customized solutions to large global and national financial institutions, the Community Bank segment provides solutions that require little or no customization and are primarily sold to local and regional banks. Through the Call Center Technology, S1 offers interactive voice response and voice e-Commerce technology. The Internet Aggregation segment provides technology that enables consumers to aggregate personal account information from multiple sources. S1 manages the business based on these operating segments.

     S1 evaluates the performance of its operating segments based on revenues, direct costs, gross margins and operating expenses, excluding depreciation and amortization, stock option compensation expense, marketing cost from warrants issued, merger related costs, acquired in-process research and development, interest and investment income and amortization of acquisition intangibles. In addition, the Company provides general and administrative services to the operating segments on a shared service basis and does not allocate these costs to the individual segments, therefore the general and administrative costs are excluded in the segment presentations. The Company does not produce reports that measure the performance according to any asset-based metrics.

    LARGE FINANCIAL INSTITUTION SEGMENT (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                   LARGE FINANCIAL INSTITUTION SEGMENT
                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                            -------------------------------------------------   ------------------
                            9/30/99   12/31/99   3/31/00   6/30/00    9/30/00   9/30/99   9/30/00
                            -------   --------   -------   --------   -------   -------   --------
REVENUES:
     Software licenses....  $ 2,260   $ 6,524    $ 3,666   $  4,368   $ 5,048   $ 6,898   $ 13,082
     Professional
       services...........   14,769    20,708     30,969     32,118    36,672    33,402     99,759
     Data center..........    2,072     3,190      3,193      4,468     4,845     5,663     12,506
     Other................    5,698     2,039      1,761      1,207     1,798     6,511      4,766
                            -------   -------    -------   --------   -------   -------   --------
          Total
            revenues......   24,799    32,461     39,589     42,161    48,363    52,474    130,113
                            -------   -------    -------   --------   -------   -------   --------
DIRECT COSTS:
     Software licenses....       99        25         24         75         3       331        102
     Professional
       services...........    8,480    15,327     23,351     22,263    24,910    19,866     70,524
     Data center..........    2,163     3,027      3,154      4,217     4,114     5,879     11,485
     Other................    4,425     2,010      1,594      1,084     1,542     5,102      4,220
                            -------   -------    -------   --------   -------   -------   --------
          Total direct
            costs.........   15,167    20,389     28,123     27,639    30,569    31,178     86,331
                            -------   -------    -------   --------   -------   -------   --------
          Gross margin....    9,632    12,072     11,466     14,522    17,794    21,296     43,782
                            -------   -------    -------   --------   -------   -------   --------
OPERATING EXPENSES:
     Selling and
       marketing..........    1,153     4,891      6,632      6,899     6,184     3,406     19,715
     Product
       development........    5,221     7,137     11,066     11,844    11,192    13,981     34,102
                            -------   -------    -------   --------   -------   -------   --------
                              6,374    12,028     17,698     18,743    17,376    17,387     53,817
                            -------   -------    -------   --------   -------   -------   --------
Segment operating income
  (loss)*.................  $ 3,258   $    44    $(6,232)  $ (4,221)  $   418   $ 3,909   $(10,035)
                            =======   =======    =======   ========   =======   =======   ========
GROSS MARGIN %:
     Software licenses....       96%      100%        99%        98%      100%       95%        99%
     Professional
       services...........       43%       26%        25%        31%       32%       41%        29%
     Data center..........       (4%)       5%         1%         6%       15%       (4%)        8%
     Other................       22%        1%         9%        10%       14%       22%        11%
                            -------   -------    -------   --------   -------   -------   --------
                                 39%       37%        29%        34%       37%       41%        34%
                            =======   =======    =======   ========   =======   =======   ========
% OF SEGMENT REVENUES:
  OPERATING EXPENSES:
     Selling and
       marketing..........        5%       15%        17%        16%       13%        6%        15%
     Product
       development........       21%       22%        28%        28%       23%       27%        26%
                            -------   -------    -------   --------   -------   -------   --------
                                 26%       37%        45%        44%       36%       33%        41%
                            =======   =======    =======   ========   =======   =======   ========

---------------
* Excluding depreciation and amortization, stock option compensation expense, marketing cost from warrants issued, merger related costs, acquired in-process R&D, amortization of acquisition intangibles and interest & investment income.

  Revenues, Direct Costs and Gross Margins

     Total revenues increased by $23.6 million to $48.4 million for the three months ended September 30, 2000 from $24.8 million in the three months ended September 30, 1999, an increase of 95%. The primary components of third quarter 2000 revenue were $5.1 million in software license fees, $36.7 million in professional service fees, $4.8 million in Data Center revenue and $1.8 million of other revenue primarily related to third party hardware and software sales. Total revenues increased by $77.6 million to $130.1 million for the nine months ended September 30, 2000 from $52.5 million in the nine months ended September 30, 1999, an increase of 148%.

     Direct costs increased by $15.4 million to $30.6 million in the three months ended September 30, 2000 from $15.2 million in the three months ended September 30, 1999, an increase of 102%. Direct costs increased by $55.1 million to $86.3 million in the nine months ended September 30, 2000 from $31.2 million in the nine months ended September 30, 1999, an increase of 177%. Gross margin was 37% in the quarter ended September 30, 2000 compared to 39% of total revenues in the quarter ended September 30, 1999. Gross margin was 34% for the nine months ended September 30, 2000 compared to 41% for the nine months ended September 30, 1999.

     In November 2000, S1 announced a 7% reduction of its existing workforce. The reduction in the workforce is primarily the result of management's decision to discontinue development of the Edify retail banking platform. S1 intends to continue to offer support services to the approximately 140 financial institutions using this platform for up to 24 months. During this period, S1 will offer the existing customers a migration path to either the Consumer Suite or Community Bank Suite products. The revenues and costs associated with the discontinued platform are primarily reflected in the Large Financial Institution segment. As a result of discontinuing the product, certain customers may elect to move to other products resulting in a potential reduction in revenue.

     Software license. Software license fees increased by $2.8 million to $5.1 million in the three months ended September 30, 2000 from $2.3 million in the three months ended September 30, 1999, an increase of 122%. Software license fees increased by $6.2 million to $13.1 million in the nine months ended September 30, 2000 from $6.9 million in the nine months ended September 30, 1999, an increase of 90%. Software license fees represented 10% of total revenues in the three months ended September 30, 2000 compared to 9% of total revenues in the three months ended September 30, 1999. Software license fees represented 10% of total revenues in the nine months ended September 30, 2000 compared to 13% of total revenues in the nine months ended September 30, 1999. The majority of the increase for the three and nine months ended September 30, 2000 relates to the acquisitions of Edify and FICS, which occurred in the fourth quarter of 1999.

     Direct software license costs consist primarily of the cost of third-party software used in the S1 Consumer Suite. Direct costs associated with software licenses decreased by $96,000 to $3,000 in the three months ended September 30, 2000 from $99,000 in the three months ended September 30, 1999, a decrease of 97%. Direct costs associated with software licenses decreased by $229,000 to $102,000 in the nine months ended September 30, 2000 from $331,000 in the nine months ended September 30, 1999, an decrease of 69%. Gross margins of software licenses were 100% and 99% for the three and nine months ended September 30, 2000 compared to gross margins of 96% and 95% for the three and nine months ended September 30, 1999, respectively. We anticipate that direct costs associated with software licenses as a percentage of revenue could increase in future periods as additional products are sold that include third-party software.

     During the three and nine months ended September 30, 2000, S1 recognized approximately $126,000 and $1.8 million, respectively, in license fees from the sale of the discontinued Edify retail banking platform. Due to the discontinuance of the platform, we anticipate that further license sales will be minimal.

     Professional services. Professional services revenues increased by $21.9 million to $36.7 million in the three months ended September 30, 2000 from $14.8 million in the three months ended September 30, 1999, an increase of 148%. Professional services revenues increased by $66.4 million to $99.8 million in the nine months ended September 30, 2000 from $33.4 million in the nine months ended September 30, 1999, an increase of 199%. Professional services revenues represented 76% of total revenues in the three months ended September 30, 2000 compared to 60% of total revenues in the three months ended September 30, 1999. Of the $21.9 million increase in the three months ended September 30, 2000, $13.4 million is related to the acquisitions in the second quarter of 2000 and fourth quarter of 1999. Professional services revenues represented 77% of total revenues in the nine months ended September 30, 2000 compared to 64% of total revenues in the nine months ended September 30, 1999. Approximately, $37.6 million of the $66.4 increase for the nine months ended September 30, 2000 relates to the acquisitions in the second quarter 2000 and fourth quarter of 1999. The remaining increases for the three and nine months ended September 30, 2000 were driven by several large implementation projects and a large product enhancement project.

     Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $16.4 million to $24.9 million in the three months ended September 30, 2000 from $8.5 million in the three months ended September 30, 1999, an increase of 193%. Direct costs associated with professional services increased by $50.6 million to $70.5 million in the nine months ended September 30, 2000 from $19.9 million in the nine months ended September 30, 1999, an increase of 254%. Approximately $10.6 million and $30.1 million of the increase in professional services costs for the three and nine months ended September 30, 2000, respectively, is attributable to the acquisitions in 1999 and 2000. The remaining increase for the three and nine months ended September 30, 2000 relates to additional resources needed to perform work on the large implementations and product enhancement projects. Gross margin on professional services for the three months ended September 30, 2000 was 32%, compared to 43% for the three months ended September 30, 1999. Gross margin on professional services was 29% for the nine months ended September 30, 2000, compared to 41% for the nine months ended September 30, 1999. This decrease is primarily due to lower margin contracts inherited as part of the acquisitions made in 1999. We anticipate that professional services margins could remain at these levels for the next several quarters as the acquired companies historically experienced lower professional services margins than we experienced on a stand-alone basis.

     During the three and nine months ended September 30, 2000, S1 recognized approximately $2.8 million and $9.8 million, respectively, in professional services and maintenance fees from the implementation and maintenance of the discontinued Edify retail banking platform. At the time of announcement, several customers were in the process of implementing the discontinued product. These implementations should be completed during the next two quarters. Subsequent to the completion of these projects, we anticipate that further implementation fees from the discontinued product will be minimal.

     Data Center. Data Center revenues increased by $2.7 million to $4.8 million in the three months ended September 30, 2000 from $2.1 million in the three months ended September 30, 1999, an increase of 129%. Data Center revenues increased by $6.8 million to $12.5 million in the nine months ended September 30, 2000 from $5.7 million in the nine months ended September 30, 1999, an increase of 119%. Data Center revenues represented 10% of total revenues in the three months ended September 30, 2000 compared to 8% of total revenues in the three months ended September 30, 1999. Data Center revenues represented 10% of total revenues in the nine months ended September 30, 2000 compared to 11% of total revenues in the nine months ended September 30, 1999.

     The increase in revenues for the three and nine months ended September 30, 2000 is attributable to growth in financial institutions and end-users using S1's Internet financial applications. Revenues associated with our data centers are directly influenced by the number of financial institutions that are using the Company's products through our data centers and the number of end-users of these financial services entities. As of the end of September 2000, the data centers processed in excess of 864,000 Internet accounts, representing approximately 722,000 end-users. This represents an increase of 240% in the number of accounts processed from approximately 254,000 and an increase of 343% in the number of end-users from approximately 163,000 for the month of September 1999. The average quarterly revenue per billable end-user decreased to $9.09 in the third quarter of 2000 from $14.52 in the third quarter of 1999. As expected, the average quarterly revenue per billable end-user has decreased as financial services entities have increased the number of their customers using the products. S1 anticipates that this trend will continue.

     S1 anticipates that Data Center revenue will continue to grow both domestically and as a result of its new data center in the UK, which is expected to open with its first customers on-line in a testing environment during the fourth quarter of 2000. However, the rate of Data Center revenue growth could be impacted by the termination of one U.S. hosted financial institution during the fourth quarter, which contributed approximately $287,000 in revenue during the third quarter of 2000.

     Direct Data Center costs consist of personnel and infrastructure to support customer installations. Direct costs associated with Data Center services increased by $2.0 million to $4.1 million in the three months ended September 30, 2000 from $2.1 million in the three months ended September 30, 1999, an increase of 95%. Direct costs associated with Data Center services increased by $5.6 million to $11.5 million in the nine months ended September 30, 2000 from $5.9 million in the nine months ended September 30, 1999, an increase of 95%. The increase in cost is primarily attributed to additional personnel and infrastructure necessary to support new customers, the addition of new applications by our existing customers and the operations of our new data center in Singapore. The gross margin on the Data Center revenue was 15% for the three months ended September 30, 2000, compared to a negative margin of 4% for the three months ended September 30, 1999. Gross margin was 8% for the nine months ended September 30, 2000, compared to a negative margin of 4% for the nine months ended September 30, 1999.

     In the fourth quarter management anticipates that the UK data center will open with its first customer on-line in a testing environment. Historically, a new data center operates at a negative gross margin for a period of time. As a result, the Data Center gross margin could remain stable with the third quarter or grow at a reduced rate.

     Other. Other revenues, primarily related to the sale of third party hardware and software that are used in connection with our products, decreased by $3.9 million to $1.8 million in the three months ended September 30, 2000 from $5.7 million in the three months ended September 30, 1999, a decrease of 68%. Other revenues decreased by $1.7 million to $4.8 million in the nine months ended September 30, 2000 from $6.5 million in the nine months ended September 30, 1999, a decrease of 26%. Other revenues represented 4% of total revenues in the three months ended September 30, 2000 compared to 23% of total revenues in the three months ended September 30, 1999. Other revenues represented 4% and 12% of total revenues in the nine months ended September 30, 2000 and September 30, 1999, respectively. The decrease in other revenue for the three and nine months ended September 30, 2000 is due to a large sale of third party hardware and software made in the third quarter of 1999.

     Other direct costs consist primarily of the cost of third party software and hardware sold for use with our products. Other direct costs decreased by $2.9 million to $1.5 million in the three months ended September 30, 2000 from $4.4 million in the three months ended September 30, 1999, a decrease of 66%. Other direct costs decreased by $882,000 to $4.2 million in the nine months ended September 30, 2000 from $5.1 million in the nine months ended September 30, 1999, a decrease of 17%. Gross margin on other revenue was 14% for the three months ended September 30, 2000, compared to 22% for the three months ended September 30, 1999. Gross margin on other revenue was 11% for the nine months ended September 30, 2000, compared to 22% for the nine months ended September 30, 1999.

  Operating Expenses

     Operating expenses, which includes sales and marketing and product development expenses, increased by $11.0 million to $17.4 million in the three months ended September 30, 2000 from $6.4 million in the three months ended September 30, 1999. Operating expenses increased by $36.4 million to $53.8 million in the nine months ended September 30, 2000 from $17.4 million in the nine months ended September 30, 1999.

     Selling and Marketing. Selling and marketing expenses increased by $5.0 million to $6.2 million in the three months ended September 30, 2000 from $1.2 million in the three months ended September 30, 1999, an increase of 417%. Selling and marketing expenses increased by $16.3 million to $19.7 million in nine months ended September 30, 2000 from $3.4 million in the nine months ended September 30, 1999, an increase of 479%. The increase in selling and marketing expense for both the three and nine months ended September 30, 2000 was primarily due to the acquisitions completed in the fourth quarter of 1999. Selling and marketing expenses were 13% and 15% of total revenues in the three and nine months ended September 30, 2000, respectively, compared to 5% and 6% of total revenues in the three and nine months ended September 30, 1999.

     Product Development. Product development expenses increased by $6.0 million to $11.2 million in the three months ended September 30, 2000 from $5.2 million in the three months ended September 30, 1999, an increase of 115%. Product development expenses increased by $20.1 million to $34.1 million in the nine months ended September 30, 2000 from $14.0 million in the nine months ended September 30, 1999, an increase of 144%. Product development expenses were 23% and 26% of total revenues in the three and nine months ended September 30, 2000, respectively, compared to 21% and 27% of total revenues in the three and nine months ended September 30, 1999. The increase in product development expense for both the three and nine months ended September 30, 2000 was primarily due to the acquisitions completed in the fourth quarter of 1999 and second quarter of 2000. In addition, S1 is committed to enhancing products by migrating the existing products to a more efficient software architecture and to developing new applications.

     In November 2000, S1 discontinued development on the Edify retail banking platform. The expenses associated with developing this platform have been reflected in the Large Financial Institution segment. As a result of the decision to discontinue this platform, S1 anticipates that product development expenses should decline in the fourth quarter of 2000.

     COMMUNITY BANK SEGMENT (UNAUDITED)
     (DOLLARS IN THOUSANDS)

                                                 COMMUNITY BANK SEGMENT
                                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                      ---------------------------------------------   -------------------------------------
                                      9/30/99  12/31/99  3/31/00  6/30/00   9/30/00        9/30/99             9/30/00
                                      -------  --------  -------  -------   -------   -----------------   -----------------
REVENUES:
    Software licenses...............  $    --  $     --  $    --  $3,284    $3,268        $      --            $6,552
    Professional services...........       --        --       --   1,106     1,462               --             2,568
    Data center.....................       --        --       --     265       385               --               650
                                      -------  --------  -------  ------    ------        ---------            ------
         Total revenues.............       --        --       --   4,655     5,115               --             9,770
                                      -------  --------  -------  ------    ------        ---------            ------
DIRECT COSTS:
    Software licenses...............       --        --       --     185       556               --               741
    Professional services...........       --        --       --     731     1,120               --             1,851
    Data center.....................       --        --       --     122       175               --               297
                                      -------  --------  -------  ------    ------        ---------            ------
         Total direct costs.........       --        --       --   1,038     1,851               --             2,889
                                      -------  --------  -------  ------    ------        ---------            ------
         Gross margin...............       --        --       --   3,617     3,264               --             6,881
                                      -------  --------  -------  ------    ------        ---------            ------
OPERATING EXPENSES:
    Selling and marketing...........       --        --       --   1,327     1,829               --             3,156
    Product development.............       --        --       --     479       282               --               761
                                      -------  --------  -------  ------    ------        ---------            ------
                                           --        --       --   1,806     2,111               --             3,917
                                      -------  --------  -------  ------    ------        ---------            ------
Segment operating income*...........  $    --  $     --  $    --  $1,811    $1,153        $      --            $2,964
                                      =======  ========  =======  ======    ======        =========            ======
GROSS MARGIN %:
    Software licenses...............       --        --       --     94%       83%               --               89%
    Professional services...........       --        --       --     34%       23%               --               28%
    Data center.....................       --        --       --     54%       55%               --               54%
                                      -------  --------  -------  ------    ------        ---------            ------
                                           --        --       --     78%       64%               --               70%
                                      =======  ========  =======  ======    ======        =========            ======
% OF SEGMENT REVENUES:
  OPERATING EXPENSES:
    Selling and marketing...........       --        --       --     29%       36%               --               32%
    Product development.............       --        --       --     10%        6%               --                8%
                                      -------  --------  -------  ------    ------        ---------            ------
                                           --        --       --     39%       41%               --               40%
                                      =======  ========  =======  ======    ======        =========            ======

---------------
* Excluding depreciation and amortization, stock option compensation expense, marketing cost from warrants issued, merger related costs, acquired in-process R&D, amortization of acquisition intangibles and interest & investment income.

  Revenues, Direct Costs and Gross Margins

     The Community Bank Segment was established following the acquisition of Q UP in the second quarter 2000, therefore the entire increase as compared to 1999 relates to the acquisition. Total revenues were $5.1 million in the three months ended September 30, 2000 and $9.8 million in the nine months ended September 30, 2000. License revenue was $3.3 million and $6.6 million in the three and nine months ended September 30, 2000, respectively. Professional services revenue were $1.5 million and $2.6 million in the three and nine months ended September 30, 2000, respectively. Data Center revenues were $385,000 and $650,000 in the three and nine months ended September 30, 2000, respectively.

     Total direct costs were $1.9 million in the three months ended September 30, 2000 and $2.9 million for the nine months ended September 30, 2000. The gross margin was 64% and 70% for the three and nine months ended September 30, 2000, respectively. Direct costs of license revenue were $556,000 and $741,000 in the three and nine months ended September 30, 2000, respectively. Gross margin on license revenue was 83% and 89% for the three and nine months ended September 30, 2000, respectively. Direct costs of license revenue primarily represents the cost of third party software used in Community Bank products. Direct cost associated with license revenue will vary from quarter to quarter based on the percentage of sales, which include third party software. Direct costs of professional service revenues were $1.1 million and $1.9 million in the three and nine months ended September 30, 2000, respectively. Gross margin on professional services revenue was 23% and 28% for the three and nine months ended September 30, 2000, respectively. Direct costs of Data Center revenues were $175,000 and $297,000 in the three and nine months ended September 30, 2000, respectively. Gross margin on Data Center revenue was 55% and 54% for the three and nine months ended September 30, 2000, respectively.

  Operating Expenses

     Selling and marketing expenses were $1.8 million and $3.2 million in the three and nine months ended September 30, 2000, respectively. Selling and marketing expenses as a percentage of revenues were 36% and 32% in the three and nine months ended September 30, 2000, respectively. Selling and marketing expenses grew during the third quarter of 2000, as compared to the second quarter of 2000, due to the expansion of the sales force necessary to focus on the larger number of prospective customers.

     Product development expenses were $282,000 and $761,000 in the three and nine months ended September 30, 2000, respectively. Product development expenses were 6% and 8% of total revenues in the three and nine months ended September 30, 2000, respectively. S1 anticipates that product development costs will increase in future periods as the product offerings will be enhanced to address a broader market of financial institutions.

     INTERNET AGGREGATION SEGMENT (UNAUDITED)
     (DOLLARS IN THOUSANDS)

                                            INTERNET AGGREGATION SEGMENT
                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                   -----------------------------------------------   --------------------
                                   9/30/99  12/31/99   3/31/00   6/30/00   9/30/00    9/30/99    9/30/00
                                   -------  --------   -------   -------   -------   ---------   --------
REVENUES:
     Data center.................  $    --  $     5    $   314   $   584   $   559   $      --   $  1,457
DIRECT COSTS:
     Data center.................               102        198       467       626                  1,291
                                   -------  -------    -------   -------   -------   ---------   --------
          Gross margin...........       --      (97)       116       117       (67)         --        166
                                   -------  -------    -------   -------   -------   ---------   --------
OPERATING EXPENSES:
     Selling and marketing.......       --      764        997     1,187     1,474          --      3,658
     Product development.........       --    1,029      2,159     1,549     3,047          --      6,755
                                   -------  -------    -------   -------   -------   ---------   --------
                                        --    1,793      3,156     2,736     4,521          --     10,413
                                   -------  -------    -------   -------   -------   ---------   --------
Segment operating loss*..........  $    --  $(1,890)   $(3,040)  $(2,619)  $(4,588)  $      --   $(10,247)
                                   =======  =======    =======   =======   =======   =========   ========
GROSS MARGIN %:
     Data center.................       --   (1940%)       37%       20%      (12%)         --        11%
                                   -------  -------    -------   -------   -------   ---------   --------
                                        --   (1940%)       37%       20%      (12%)         --        11%
                                   =======  =======    =======   =======   =======   =========   ========

                                            INTERNET AGGREGATION SEGMENT
                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                   -----------------------------------------------   --------------------
                                   9/30/99  12/31/99   3/31/00   6/30/00   9/30/00    9/30/99    9/30/00
                                   -------  --------   -------   -------   -------   ---------   --------
% OF SEGMENT REVENUES:
  OPERATING EXPENSES:
     Selling and marketing.......       --   15280%       318%      203%      264%          --       251%
     Product development.........       --   20580%       688%      265%      545%          --       464%
                                   -------  -------    -------   -------   -------   ---------   --------
                                        --   35860%      1005%      468%      809%          --       715%
                                   =======  =======    =======   =======   =======   =========   ========

---------------
* Excluding depreciation and amortization, stock option compensation expense, marketing cost from warrants issued, merger related costs, acquired in-process R&D, amortization of acquisition intangibles and interest & investment income.

  Revenues, Direct Costs and Gross Margins

     The Internet Aggregation Segment was established following the acquisition of VerticalOne in the fourth quarter 1999, therefore the entire increase as compared to 1999 relates to the timing of the acquisition.

     Total revenues for the Internet Aggregation Segment were $559,000 in the three months ended September 30, 2000 and $1.5 million in the nine months ended September 30, 2000. Total direct costs were $626,000 in the three months ended September 30, 2000 and $1.3 million for the nine months ended September 30, 2000. Gross margin was negative 12% and 11% for the three and nine months ended September 30, 2000, respectively. The negative gross margin in the third quarter was the result of costs incurred related to two new customers that did not result in a significant increase in revenue during the third quarter 2000.

     We have experienced domestic competitive pricing pressures during the most recent quarters, which we expect to have a continuing impact on revenues and gross margins in the future.

  Operating Expenses

     Selling and marketing expenses were $1.5 million and $3.7 million in the three and nine months ended September 30, 2000, respectively. Selling and marketing expenses were 264% and 251% of total revenues in the three and nine months ended September 30, 2000, respectively. We will continue to make investments in our selling and marketing activities to establish market share and promote our aggregation services both domestically and internationally. Product development expenses were $3.0 million and $6.8 million in the three and nine months ended September 30, 2000, respectively. Product development expenses were 545% and 464% of total revenues in the three and nine months ended September 30, 2000, respectively. The increase in product development expenses as a percentage of total revenue during the third quarter was the result of expanded efforts to enhance the international functionality of the Aggregation product.

     S1 recognizes that the aggregation business is still in its very early stages and is likely to require continued significant investment in sales and marketing and product development. While S1 is committed to maintaining the aggregation feature as part of its products and services, we continue to analyze our alternatives for utilizing this operating segment.

     CALL CENTER TECHNOLOGY SEGMENT (UNAUDITED)
     (DOLLARS IN THOUSANDS)

                                             CALL CENTER TECHNOLOGY SEGMENT
                                                   THREE MONTHS ENDED                            NINE MONTHS ENDED
                                     -----------------------------------------------   -------------------------------------
                                     9/30/99  12/31/99   3/31/00   6/30/00   9/30/00        9/30/99             9/30/00
                                     -------  --------   -------   -------   -------        -------             -------
REVENUES:
    Software licenses..............  $    --   $5,628    $ 7,053   $ 7,678   $ 6,270       $      --            $21,001
    Professional services..........       --    2,322      3,413     4,006     4,072              --             11,491
                                     -------   ------    -------   -------   -------       ---------            -------
         Total revenues............       --    7,950     10,466    11,684    10,342              --             32,492
                                     -------   ------    -------   -------   -------       ---------            -------
DIRECT COSTS:
    Software licenses..............       --      286      1,497       966       577              --              3,040
    Professional services..........       --    1,134      2,533     2,871     2,441              --              7,845
                                     -------   ------    -------   -------   -------       ---------            -------
         Total direct costs........       --    1,420      4,030     3,837     3,018              --             10,885
                                     -------   ------    -------   -------   -------       ---------            -------
         Gross margin..............       --    6,530      6,436     7,847     7,324              --             21,607
                                     -------   ------    -------   -------   -------       ---------            -------
OPERATING EXPENSES:
    Selling and marketing..........       --    3,108      3,777     3,983     4,179              --             11,939
    Product development............       --    1,889      1,767     1,958     2,403              --              6,128
                                     -------   ------    -------   -------   -------       ---------            -------
                                          --    4,997      5,544     5,941     6,582              --             18,067
                                     -------   ------    -------   -------   -------       ---------            -------
Segment operating income*..........  $    --   $1,533    $   892   $ 1,906   $   742       $      --            $ 3,540
                                     =======   ======    =======   =======   =======       =========            =======

GROSS MARGIN %:
    Software licenses..............       --       95%        79%       87%       91%             --                 86%
    Professional services..........       --       51%        26%       28%       40%             --                 32%
                                     -------   ------    -------   -------   -------       ---------            -------
                                          --       82%        61%       67%       71%             --                 66%
                                     =======   ======    =======   =======   =======       =========            =======

AS A PERCENT OF REVENUE:
  OPERATING EXPENSES:
    Selling and marketing..........       --       39%        36%       34%       40%             --                 37%
    Product development............       --       24%        17%       17%       23%             --                 19%
                                     -------   ------    -------   -------   -------       ---------            -------
                                          --       63%        53%       51%       64%             --                 56%
                                     =======   ======    =======   =======   =======       =========            =======

---------------
* Excluding depreciation and amortization, stock option compensation expense, marketing cost from warrants issued, merger related costs, acquired in-process R&D, amortization of acquisition intangibles and interest & investment income.

  Revenues, Direct Costs and Gross Margins

     The Call Center Technology segment was established following the acquisition of Edify in the fourth quarter 1999, therefore the entire increase as compared to 1999 relates to the timing of the acquisition.

     Total revenues were $10.3 million in the three months ended September 30, 2000 and $32.5 million in the nine months ended September 30, 2000. License revenue was $6.3 million and $21.0 million in the three and nine months ended September 30, 2000, respectively. Professional services revenue was $4.1 million and $11.5 million in the three and nine months ended September 30, 2000, respectively.

     Total direct costs were $3.0 million in the three months ended September 30, 2000 and $10.9 million for the nine months ended September 30, 2000. Gross margin was 71% and 66% for the three and nine months ended September 30, 2000, respectively. Direct costs of license revenue were $577,000 and $3.0 million in the three and nine months ended September 30, 2000. Gross margin of license revenues for the three and nine months ended September 30, 2000 was 91% and 86%, respectively. Direct costs of license revenue primarily represents the cost of third party software used in our call center technology products. Direct cost associated with license revenue will vary from quarter to quarter based on the percentage of sales, which include third party software. Direct costs of professional services revenues were $2.4 million and $7.8 million in the three and nine months ended September 30, 2000. Gross margin of professional services revenues was 40% and 32% for the three and nine months ended September 30, 2000, respectively.

  Operating Expenses

     Selling and marketing expenses were $4.2 million and $11.9 million in the three and nine months ended September 30, 2000, respectively. Selling and marketing expenses as a percentage of revenues were 40% and 37% in the three and nine months ended September 30, 2000, respectively. Selling and marketing expenses as a percentage of revenues in the Call Center Technology Division are greater than the other divisions within the company as a result of having a larger sales force to focus on the larger number of prospective customers.

     Product development expenses were $2.4 million and $6.1 million in the three and nine months ended September 30, 2000, respectively. Product development expenses were 23% and 19% of total revenues in the three and nine months ended September 30, 2000. We anticipate that product development costs will continue to increase as we continue to invest in research and development to address multi-channel and natural language processing technologies.

LIQUIDITY AND CAPITAL RESOURCES

     Total stockholders' equity increased to $1,285.5 million at September 30, 2000 from $990.8 million at December 31, 1999. The increase in stockholders' equity is attributable to $440.6 million of common stock and stock options issued in connection with the acquisitions completed during the second quarter of 2000, $232.0 million of net proceeds from the issuance of Series D Preferred Stock, $16.7 million of proceeds from the sale of common stock under the Employee Stock Purchase and Options Plans, offset by the net loss of $364.3 million for the nine months ended September 30, 2000, the realized gain on the sale of investment securities available for sale and a decrease in the net unrealized gain on investment securities.

     As of September 30, 2000, we had cash and cash equivalents of $197.9 million compared to $67.9 million at December 31, 1999 and investment securities available for sale, which consisted entirely of equity securities, of $22.6 million at September 30, 2000 compared to $62.8 million at December 31, 1999.

     During the nine months ended September 30, 2000, cash used in operations was $117.5 million compared to cash used in operations of $14.0 million in the nine months ended September 30, 1999. The increase in cash used in operations during 2000 is primarily the result of the net loss for the period offset by non-cash charges, the reduction of accounts payable and accrued expenses of $30.0 million and an increase in accounts receivable of $26.7 million.

     Cash provided by investing activities was $4.1 million for the nine months ended September 30, 2000 compared to net cash used in investing activities of $40.6 million in the comparable period of 1999. The increase in cash provided by investing activities for the nine months ended September 30, 2000 is the result of the proceeds from the sale of investment securities available for sale of $36.5 million and $6.0 million of cash acquired through acquisitions, which was offset by purchases of property and equipment of $32.1 million. Capital expenditures in 2000 relate to the expansion of our facilities infrastructure to accommodate our growth and the establishment of our new data center facilities in Asia and Europe. During the nine months ended September 30, 2000, investments were made in companies that are considered to have technology or products that compliment our product and services offerings.

     Cash provided by financing activities was $243.5 million for the nine months ended September 30, 2000 compared to $68.8 million in the comparable period of 1999. The increase relates to proceeds of $232.0 million, net of issuance costs, from the sale of preferred stock and $16.7 million in proceeds from common stock sold under the Employee Stock Purchase and Option Plans in the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Company received proceeds of $64.0 million, net of expenses, for the sale of common stock.

     Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended September 30, 2000 and 1999 was 68,036,634 and 37,725,143, respectively. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the nine month period ended September 30, 2000 and 1999 was 71,717,822 and 36,260,699, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). In June 2000, the SEC released SAB101B, which defers reporting on the effects of the adoption of SAB 101 until December 31, 2000. The Company is evaluating the implications of SAB101 and to date nothing has been identified that would significantly change the Company's historical practices with respect to the events that trigger revenue recognition and the measurement of revenue.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting of Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation poses and answers 20 questions dealing with APB 25 implementation practice issues. The Interpretation will be applied prospectively to new awards, modification to outstanding awards and changes in employee status on or after July 1, 2000. In certain circumstances, the Interpretation must be applied commencing December 15, 1998 and January 12, 2000. The Company adopted Interpretation No. 44 upon the July 1, 2000 effective date and the adoption did not have a material effect on the consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to adopt this statement when required and does not expect the adoption of SFAS 133 to have a material impact on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk were included in
Item 7A of the Company's 1999 Annual Report on Form 10-K. There have been no significant changes in the Company's market risk from December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Commencing May 8, 2000, several substantially similar complaints were filed in the United States District Court in Atlanta, Georgia against S1, Michel Akkermans, James Mahan and Robert Stockwell alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and
Section 20 of the Securities Exchange Act of 1934. The named plaintiffs seek to represent a class of all persons who purchased S1 shares between November 2, 1999 and May 2, 2000. Their complaints assert generally that S1 and the individuals defendants made or authorized the issuance of false and misleading statements concerning the anticipated performance of S1, which they claim led to artificial inflation of the price at which S1's shares were traded. S1 expects that several cases will be consolidated into one proceeding. S1 believes that the allegations in these complaints are wholly devoid of merit, and it and the individual defendants intend to defend themselves vigorously against these claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Not applicable.

     (b) Not applicable.

     (c) On July 17, 2000, S1 issued 43,000 shares of common stock to Royal Bank of Canada upon the conversion of 21,500 shares of S1's Series C Redeemable Convertible Preferred Stock. The issuance of the stock to Royal Bank of Canada satisfied the requirements of Section 4(2) of the Securities Act (transactions by an issuer not involving any public offering).

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

        No.              Description

         10.1            Amendment to Security First Network Bank Amended and
                         Restated Directors' Stock Option Plan.*

         10.2            Amendment to Security First Technologies Corporation 1998
                         Directors' Stock Option Plan.*

         10.3            Alliance Center Office Lease Agreement, entered into as of
                         February 25, 2000, by and between Solano Associates, as
                         Landlord, and Security First Technologies, Inc., as Tenant

         10.4            Employment Agreement, entered into as of August 14, 2000, by and between S1 Corporation and Daniel H. Drechsel.*

         27              Financial Data Schedule

---------------

* Management contract or compensatory plan

     (b) Reports on Form 8-K.

     S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended September 30, 2000:

          Current Report on Form 8-K filed with the SEC on August 9, 2000 (date of report August 1, 2000) (regarding a press release and an analysts conference call related to second quarter 2000 results and S1 and its operations).

          Current Report on Form 8-K filed with the SEC on September 8, 2000 (date of report September 8, 2000) (announcing an analysts conference).

          Current Report on Form 8-K filed with the SEC on September 12, 2000 (date of report September 8, 2000) (regarding an analysts conference).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2000.

                                          S1 CORPORATION

                                          By:
                                            ------------------------------------
                                              Robert F. Stockwell
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
 10.1         Amendment to Security First Network Bank Amended and
              Restated Directors' Stock Option Plan.*

 10.2         Amendment to Security First Technologies Corporation 1998
              Directors' Stock Option Plan.*

 10.3         Alliance Center Office Lease Agreement, entered into as of
              February 25, 2000, by and between Solano Associates, as
              Landlord, and Security First Technologies, Inc., as Tenant.

 10.4 Employment Agreement, entered into as of August 14, 2000, by and between S1 Corporation and Daniel H. Drechsel.*

 27           Financial Data Schedule.

---------------

* Management contract or compensatory plan