Form 10-K
period 2000-12-31
S1 CORP /DE/
filed 2001-04-02
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Registrant’s telephone number, including area code: (404) 812-6200

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 22, 2001, the aggregate market value of the shares of common stock of the registrant issued and outstanding on such date, excluding 3,453,927 shares held by all affiliates of the registrant, was approximately $365,634,065. This figure is based on the closing sales price of $6.6562 per share of the registrant’s common stock on March 22, 2001, and excludes shares held by directors and executive officers because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

      Shares of common stock outstanding as of March 22, 2001: 58,385,279

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      Portions of the definitive proxy statement for the annual meeting of shareholders to be held May 23, 2001, which the registrant intends to file no later than 120 days after December 31, 2000, are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS.

      This annual report on Form 10-K and the documents incorporated into this annual report on Form 10-K by reference contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial condition, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. The risk factors described below provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as provided by law, we undertake no obligation to update any forward-looking statement.

      You should consider carefully the following risks. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

We do not expect to achieve profitable operations for the foreseeable future and this may negatively impact the value of our common stock

We incurred losses in 2000 and we expect to incur losses in 2001. At December 31, 2000, we had an accumulated deficit of $1.4 billion. Moreover, we expect that our operating expenses will continue to increase over the near term, even though revenues may not keep pace with these expenses. As a result, we could continue to incur net losses for the foreseeable future. Our future operating results will be adversely affected if, among other things:

•	there is insufficient demand for our products;

•	we are unsuccessful in attracting and retaining motivated and qualified personnel; or

•	the amount of price and product competition we face increases as a result of the growth of financial services activity on the Internet.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute stockholder value

      We acquired three companies in 1999 and three companies in 2000. One of these companies was sold in early 2001. The continued integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. We have encountered substantial difficulties, costs and delays in integrating the acquired operations with our own and may continue to do so in the future. Among the issues related to integration are:

•	potential incompatibility of business cultures;

•	potential delays in rationalizing diverse technology platforms;

•	potential difficulties in coordinating geographically separated organizations;

•	potential difficulties in re-training sales forces to market all of our products across all of our intended markets;

•	potential conflicts in third-party relationships; and

•	the loss of key employees and diversion of the attention of management from other ongoing business concerns.

Our quarterly operating results may fluctuate and any fluctuations could adversely affect the price of our common stock

      Our quarterly operating results have fluctuated significantly to date. If we fail to meet the expectations of securities analysts or investors as a result of any future fluctuations in our quarterly operating results, the market price of our common stock would likely decline. We expect that we may experience fluctuations in future quarters because:

•	we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential clients are not within our control;

•	our clients’ orders tend to be relatively large, and in any given period a substantial portion of our revenues may be attributable to a few clients;

•	the length of our sales cycle to large financial organizations generally lasts from six to 18 months, which adds an element of uncertainty to our ability to forecast revenues;

•	if we fail to introduce new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and may even decline;

•	our ability to expand the mix of distribution channels through which our products are sold may be limited;

•	our products may not achieve widespread consumer acceptance, which could cause our revenues to be lower than expected;

•	our sales may be constrained by the timing of releases of third-party software that works with our products; and

•	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses if revenues decrease.

We face litigation that could have a material adverse effect on our business, financial condition and results of operations

      We and some of our directors and executive officers are named as defendants in a private securities class action lawsuit relating to securities fraud. It is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. Regardless of the outcome of any of these matters, it is likely that we may incur substantial defense costs and that such actions will cause a diversion of management time and attention.

We depend on a limited number of clients for most of our revenue and, if any of those clients terminates its contract, our revenues and financial performance would decline

      Our business success depends in part on our relationships with a limited number of large clients. We had one client which accounted for 31% of our revenue for 2000. We expect that we will continue to derive a significant portion of our revenue from a limited number of clients in the future. A substantial number of our client contracts do not allow our clients to terminate their contracts prior to the termination date without financial penalties. These financial penalties are usually insufficient to replace the ongoing revenue we would have otherwise received.

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

•	extraordinary end-user volumes or other events could cause systems to fail;

•	our products could contain errors, or “bugs”, which could impair the services we provide;

•	during the initial implementation of some products, we experienced significant delays integrating software and bringing banks online, and we may experience similar difficulties or delays in connection with future implementations and upgrades to new versions; and

•	many of our products require integration with third-party products and systems, and we may not be able to integrate these products with new or existing products.

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

We may become involved in litigation over proprietary rights, which may be costly and time consuming

      Other parties may assert that our products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their intellectual property rights. Any claims, with or without merit, could:

•	be time-consuming;

•	result in costly litigation;

•	cause product shipment delays; or

•	require us to enter into royalty or licensing agreements.

      Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our business, financial condition and results of operations. Litigation to determine the validity of any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not the litigation is determined in our favor. In the event of an adverse ruling, we may be required to:

•	pay substantial damages;

•	discontinue the use and sale of infringing products;

•	expend significant resources to develop non-infringing technology; or

•	obtain licenses to infringing technology.

      Our failure to develop or license a substitute technology could significantly harm our business. We expect software to be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. In addition, we may become involved in costly and time-consuming litigation to protect the validity of our proprietary rights, including patents and trademarks.

Our market is highly competitive and, if we are unable to keep pace with evolving technology, our revenue and future prospects may decline

      The market for our products and services is characterized by rapidly changing technology, intense competition and evolving industry standards. We have many competitors who offer various components of our suite of applications or who use a different technology platform to accomplish similar tasks. In some cases our existing clients also use some of our competitors’ products. Our future success will depend on our ability to develop, sell and support enhancements of current products and new software products in response to changing client needs. If the completion of the next version of any of our products is delayed, our revenue and future prospects could be harmed. In addition, competitors may develop products or technologies that the industry considers more attractive than those we offer or that render our technology obsolete.

A significant portion of our clients are in the rapidly consolidating financial services industry, which is subject to economic changes that could reduce demand for our products and services

      For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of bank services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Our existing clients may be acquired by or merged into other financial institutions which already have their own financial Internet software solution or which decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing client is merged into or acquired by another company.

Infringement of our proprietary technology could hurt our competitive position and income potential

      Our success depends upon our proprietary technology and information. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. Because it is difficult to police unauthorized use of software, the steps we have taken to protect our services and products may not prevent misappropriation of our technology. Any misappropriation of our proprietary technology or information could reduce any competitive advantages we may have or result in costly litigation. We now also have a significant international presence. The laws of some foreign countries may not protect our proprietary technology as well as the laws of the United States. Our ability to protect our proprietary technology abroad may not be adequate.

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

Internet-related laws could adversely affect our business

      As the Internet continues to evolve, we expect federal, state and foreign governments to adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for Internet-based financial services. Although many of these regulations may not apply directly to our business, we expect laws regulating the solicitation, collection or processing of personal or consumer information could indirectly affect our business.

      The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Our customers must ensure our services and related products work within the extensive and evolving regulatory requirements applicable to them. Federal, state or foreign authorities could adopt laws, rules or regulations affecting our business operations, such as requiring us to comply with data, record keeping and other processing requirements. Any of these laws, rules or regulations, or new laws, rules and regulations affecting our customers’ businesses, could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance.

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

Future sales of our common stock in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, including shares issued when options and warrants are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of March 22, 2001, we had 58.4 million shares of common stock outstanding, assuming no exercise of outstanding options or warrants or conversion of preferred stock. As of March 22, 2001, there were outstanding employee stock options to purchase 21.4 million shares of our common stock, options and warrants to acquire 5.8 million shares of our common stock, and 1.2 million shares of preferred stock convertible into an aggregate of 8.6 million shares of our common stock. The common stock issuable after vesting and upon exercise of these options and warrants and upon conversion of this preferred stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall. Some of the holders of restricted shares of our common stock, our preferred stock and vested options or warrants have rights which may require us to register shares of common stock with the SEC. By exercising their registration rights and causing a large number of shares to be sold in the public market, these stockholders could cause the market price of our common stock to fall.

Ownership of our common stock by our officers, directors and principal stockholders may prevent a change in control

      Our directors, executive officers, principal stockholders and their affiliates beneficially own a significant percentage of our outstanding common stock. This concentration of ownership may:

•	delay, defer or prevent a change in control of our operations, which could prevent you from selling your shares at a premium;

•	impede a merger, consolidation, takeover or other business combination; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, and may cause the market price of our common stock to fall.

Market volatility may affect the price of our common stock

      The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price fluctuations. Since reaching a high in 2000, our stock price has declined significantly. Any further negative change in the public’s perception of the prospects of Internet or e-commerce companies could further depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet or online service companies;

•	developments in Internet regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unscheduled system downtime;

•	additions or departures of key personnel; and

•	sales of our common stock or other securities in the open market.

International operations and currency exchange rate fluctuations may adversely affect us

      We conduct our business worldwide and may be adversely affected by changes in demand resulting from:

•	fluctuations in currency exchange rates;

•	governmental currency controls;

•	changes in various regulatory requirements;

•	political and economic changes and disruptions;

•	difficulties in enforcing our contracts in foreign jurisdictions;

•	export/import controls;

•	tariff regulations;

•	difficulties in staffing and managing foreign sales and support operations;

•	greater difficulties in trade accounts receivable collection; and

•	possible adverse tax consequences.

      In addition, we maintain our international executive offices and a significant portion of our maintenance, consulting, and research and development operations in Europe. Therefore, our operations may also be affected by economic conditions in Europe. These risks associated with international operations may harm our business.

Business Overview

      We are a global provider of infrastructure solutions for financial organizations. We provide the solutions that empower our client banks, brokerage firms and insurance companies to enable their customers to access their financial information and conduct transactions over multiple delivery channels. We believe our solutions empower our clients to increase revenue, strengthen customer relationships and gain competitive advantage by meeting the evolving needs of their customers across various lines of business, market segments and delivery channels.

      We provide a comprehensive set of financial services solutions which touch every significant facet of the financial services industry. From banking, brokerage and insurance to personal financial management and tax preparation capabilities, our suites of consumer, small business and corporate applications provide a comprehensive set of solutions for global, national, regional and local financial organizations. Our solutions are designed to reach beyond traditional online financial services to help organizations deliver value to their customers, resulting in greater customer retention and increased revenue opportunities for our clients.

      We surround our applications with flexible implementation, maintenance and support options. We provide professional services for the installation and integration of our products, including installation at third-party data processing centers and direct licensee sites or integration of the financial organization’s data processing systems within our Data Centers. In addition, we provide training, consulting and product enhancement services.

      Our revenue model is based on charging our clients for our technology as they use it to deliver added value to their customers. To date, we have derived a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenues based on the number of our clients’ end users who use the solutions we provide, as well as from the customers we process through our Data Centers.

      We made numerous strategic acquisitions that were designed to provide additional technology, product and service offerings, additional industry expertise, a broader client base and an expanded geographic presence. In November 1999, we acquired Edify Corporation, based in Santa Clara, California; FICS Group, N.V., based in Brussels, Belgium; and VerticalOne Corporation, based in

Atlanta, Georgia. In April 2000, we acquired Davidge Data Systems, Inc., a New York, New York based provider of order routing services to brokerage firms and Q-Up Systems, Inc., an Austin, Texas based provider of Internet financial services solutions to community banks. In November 2000, we acquired Level Next, Inc., a provider of global trade banking systems.

The S1 Organization

      During 2000, we operated and managed our Company in three business segments: Financial Institutions, Call Center Technology and Internet Aggregation Services.

Financial Institutions Segment

      The Financial Institutions segment builds, delivers and operates integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to the S1 Data Center. During the third quarter of 2000, the Financial Institution segment was reported in two parts – Large Financial Institutions and Community Banks. We combined these two segments in the fourth quarter of 2000 as a result of a change in the way we operate and manage the business. The Financial Institutions segment provides highly customized solutions to large global and national financial institutions, as well as solutions that require little or no customization and are primarily sold to community and regional banks.

      Our core financial services products enable customers of financial organizations to access their account information and conduct most of their financial transactions over the Internet. Our financial services products can be combined with financial planning tools and personalized content which enhance our clients’ abilities to keep their customers engaged.

      Our products and services address the needs of financial organizations to offer solutions across multiple markets ranging from the typical consumer to high net worth individuals and from small businesses to large corporations. Our products integrate components covering the full scope of the financial services industry, including banking, brokerage and insurance applications. We design our products to ensure scalability as the number of customers using our clients’ Internet financial services applications increases.

      Our products are a comprehensive and customizable suite that allow financial organizations to provide their customers with Internet banking, brokerage, bill payment and insurance products and services. This suite creates financial destination sites with broad, robust functionality integrated across multiple financial products, including many optional add-ons such as customer care, tax preparation and financial planning tools. In February 2001, S1 announced the availability of its wealth management solution, the industry’s first cross-product, multi-channel application that enables financial advisors and consumers to collaborate on wealth management activities and execute transactions accordingly.

      We also offer products designed for financial organizations that want to deepen their relationships with small to mid-sized businesses by offering remote access to their financial information along with cash and financial management tools. Our product delivers a wide range of financial services including banking, cash management, and customizable content to create a financial destination site for the business user.

      Our corporate banking product is designed for financial organizations that want to focus on their large corporate customers by offering a comprehensive, Internet-based cash management offering. Our corporate product offers broad-ranging banking functionality over the Internet for global payments, balance and transaction reporting, check services, customer messaging, custody and trade finance. It is designed for financial organizations looking to provide integrated Internet banking applications to meet their customers’ worldwide needs.

      Through our Data Center operations, we provide organizations with a cost-effective alternative to building, staffing and maintaining their own data centers to host their Internet financial services offerings. By outsourcing to our Data Centers, organizations can gain immediate access to highly skilled information systems specialists who know the online financial services business and can deliver solutions to the organizations’ customers faster.

      In August 1999, we opened a new Data Center in Atlanta to accommodate our clients’ increasing outsourcing needs. In 2000, we established a Data Center in the U.K. for our European operations and a Data Center in Singapore for our Asia/Pacific regional operations. The Data Centers employ the latest, proven technology to support some of our largest financial organization clients. We earn recurring revenues for each end user we process for our clients through our Data Centers.

Call Center Technology Segment

      Through our Edify subsidiary, our Call Center Technology segment offers interactive voice response and voice e-commerce solutions that allow organizations to automate, integrate and personalize interactions with customers through multiple channels, yielding stronger, more profitable relationships. Using customer-determined profiles and interests, our clients can notify their customers about new products or services. Calls that do require human assistance can automatically be routed to the most appropriate person. All of these goals can be accomplished through a combination of channels, including telephone, Internet, e-mail, fax, and pager.

      In addition, we offer a natural language speech recognition product and an optional marketing campaign management component that enables businesses to deliver products and services to targeted prospects consistently through multiple channels.

Internet Aggregation Services Segment

      Through our VerticalOne subsidiary, our Internet Aggregation Services segment provided technology that enables consumers to aggregate personal account information from multiple sources. In January 2001, we sold our VerticalOne subsidiary to Yodlee.com, Inc. However, we will continue to be a reseller of account aggregation services through our relationship with Yodlee.

Clients and Markets

      We provide innovative infrastructure solutions to global financial services organizations as well as regional and local financial institutions. In 2000, we also provided aggregation services to leading Internet portal providers. In addition, we provide our interactive voice response solutions to companies in the consumer goods, manufacturing, insurance and healthcare, technology and telecommunications industries.

      During 2000, we provided implementation and product enhancement services through our Financial Services segment for State Farm Mutual Automobile Insurance Company. We derived 31% of our total revenues in 2000 from State Farm.

Sales and Marketing

      We sell our solutions to small, mid-sized and large financial organizations. As of year-end 2000, our sales force was comprised of professionals structured in three major regional groups — Americas, EMEA (Europe, Middle East and Africa) and APJ (Asia/Pacific/Japan). Within each group, we divide our sales force into two teams: named accounts and field sales. Our named accounts sales team manages our relationships with existing customers and markets our products to the 300 largest financial organizations in the world based on asset size. Our named accounts sales force focuses on developing long-term relationships with senior management of large financial organizations, typically including these organizations’ chief executive officers and the heads of their retail banking and information technology divisions. The sales cycle for these large financial organizations generally lasts from six to 18 months. Contracts we enter into with these large financial organizations typically have multi-year terms. Once we have established a relationship with these organizations and their senior management teams, we continue to market additional products and services to them.

      For the year ended December 31, 2000, we had revenues of $233.9 million, of which approximately 80% was attributed to sales in the United States and approximately 20% was attributed to sales outside of the United States. For the year ended December 31, 1999, we had revenues of $92.9 million, of which approximately 88% was attributed to sales in the United States and approximately 12% was attributed to sales outside of the United States. For the year ended December 31, 1998, we had revenues of $24.2, substantially all of which was attributed to sales inside of the United States.

      Our field sales team focuses on building successful relationships with smaller financial organizations. In addition, our field sales team assumes responsibility for our relationships with our distribution partners including Metavante Corporation, Fiserv and NCR, thereby maximizing our market penetration through the reseller channel. The sales cycle for these small to mid- sized financial organizations typically lasts from two to six months, and the contracts we enter into with them typically provide for direct delivery and service requirements which we perform over a shorter period of time than our contracts with large financial organizations.

      To maximize the understanding of our solutions, our sales support team provides functional and technical sales support.

      In addition to our internal sales efforts and our joint efforts with distribution partners like Accenture, Metavante Corporation, Fiserv and NCR, we market our products and services in other ways to build awareness of the S1 brand. Our marketing efforts include participating in and exhibiting at industry conferences and trade shows, maintaining memberships in key industry organizations and establishing close relationships with industry analysts to help guide our product development and marketing efforts.

Competition

      The market for online banking and financial software is competitive, rapidly evolving and subject to technological change. With the continued development of the Internet as an accepted avenue for providing financial services, we expect competition to intensify. Currently, we perceive that our primary competition comes from the in-house development efforts of our target clients, as some financial organizations believe in using their own resources to build solutions. We believe that this strategy is inefficient for financial organizations because:

•	building an Internet-based financial services solution greatly lengthens time to market;

•	building, maintaining and upgrading the solution is very costly;

•	attracting and retaining the necessary technical personnel is difficult for these organizations; and

•	technology development may be too far outside the financial organizations’ core competencies to be effective or successful.

      Additional competitors currently include software companies that provide turnkey online banking and brokerage solutions and Internet integration tools. Among the companies we know that offer Internet banking solutions are BroadVision, BROKAT Infosystems AG, Corillian Corporation, Digital Insight Corporation, Financial Fusion, Inc., Fundtech, IBM, Magnet, Online Resources Corporation, Siebel Systems, Inc. and Sybase.

Government Regulation

      We are subject to examination, and are indirectly regulated by, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, or “FRB”, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the various state financial regulatory agencies that supervise and regulate the banks and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include our internal controls in connection with our performance of data processing services and the agreements giving rise to those processing activities.

      The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business. Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. For example, a recent session of the United States Congress resulted in Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is required by July 1, 2001. In addition, the European Union recently enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We are also subject to encryption and security export laws which, depending on future developments, could adversely affect our business.

Employees

As of March 10, 2001, we had 1,683 employees.  In addition to full-time employees, we have used the services of various independent contractors for professional services projects and product development.

ITEM 2. PROPERTIES.

      Our executive offices are currently located at 3390 Peachtree Road, NE, Atlanta, Georgia. We have entered into a lease for new executive office space at a location near our current facilities and expect to move into the new space once construction is completed in the fourth quarter of 2001. Our primary office for EMEA operations is in the U.K. and our primary office for APJ operations is in Sydney. We have a Data Center in Georgia for the Americas, in the U.K for EMEA and in Singapore for APJ. Our Data Centers employ the latest, proven technology to support some of our largest financial organization clients. We also maintain offices in the United States in Boston, Charlotte, Austin, Dallas, and Santa Clara. We maintain international offices in Brussels,

Lisbon, London, Luxembourg, Madrid, Melbourne, Paris, Rotterdam and Singapore.

      The Financial Institutions segment is based out of our executive offices in Atlanta and has operations in all of our offices, except for the office in Santa Clara. The Call Center Technology segment is based out of the office in Santa Clara. The Internet Aggregation Services segment was based out of an office located in Atlanta.

      We lease all of our office space as well as our Data Center sites.

ITEM 3. LEGAL PROCEEDINGS.

      Commencing May 8, 2000, several substantially similar complaints were filed in the United States District Court in Atlanta, Georgia against S1, Michel Akkermans, James Mahan and Robert Stockwell alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20 of the Securities Exchange Act of 1934. The named plaintiffs seek to represent a class of all persons who purchased S1 shares between November 2, 1999 and May 2, 2000. Their complaints assert generally that S1 and the individual defendants made or authorized the issuance of false and misleading statements concerning the anticipated performance of S1, which they claim led to artificial inflation of the price at which S1’s shares were traded. S1 expects that several cases will be consolidated into one proceeding. S1 believes that the allegations in these complaints are wholly devoid of merit, and it and the individual defendants intend to defend themselves vigorously against these claims.

      On March 20, 2000, S1, Inc., a wholly owned subsidiary of S1, filed a Complaint against Corillian Corporation (“Corillian”) in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:00-CV-708-WBH. The Complaint alleges generally that Corillian’s Voyager products infringe S1’s Three Tier Financial Transaction System With Cache Memory Patent number 6,023,684, issued by the United States Patent and Trademark Office on February 8, 2000. The parties are currently in the discovery phase of that litigation.

      Other than the foregoing, there are no material pending legal proceedings to which S1 or its subsidiaries are a party or of which any of our property or the property of our subsidiaries is the subject, other than ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Our common stock is quoted on the Nasdaq National Market under the symbol “SONE”. The following table shows, for the periods indicated, the high and low prices per share of our common stock as reported on the Nasdaq National Market, as adjusted for the May 1999 two-for one stock split of our common stock.

	High	Low

1999

First Quarter	$38.00	$14.50

Second Quarter	79.25	29.50

Third Quarter	50.25	25.13

Fourth Quarter	89.00	32.13

2000

First Quarter	$142.25	$64.00

Second Quarter	87.75	17.25

Third Quarter	34.31	10.63

Fourth Quarter	13.19	4.63

      As of the close of business on March 22, 2001, there were 630 holders of record of our common stock.

      We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

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

	Year Ended December 31,

	1996	1997	1998	1999	2000

	(in thousands, except per share data)
Statements of Operations Data:

Revenues:

Software licenses	$512	$4,142	$4,781	$19,050	$51,737

Professional services	699	6,277	13,747	56,432	154,447

Data center	56	411	3,181	8,858	22,811

Other	—	—	2,471	8,550	4,893

Total revenues	1,267	10,830	24,180	92,890	233,888

Operating expenses:

Cost of software licenses	796	1,605	503	642	4,556

Cost of professional services	535	5,346	8,242	36,446	109,379

Cost of data center	2,266	6,947	7,218	9,008	20,371

Cost of other revenue	—	—	2,285	7,112	4,305

Selling and marketing	2,154	4,305	4,723	12,294	55,472

Product development	4,048	10,884	14,625	24,580	70,490

General and administrative	3,635	4,260	5,994	14,243	48,766

Depreciation and amortization	256	1,741	5,347	6,924	25,891

Marketing cost from warrants issued	—	—	—	715	4,962

Merger related and restructuring costs	—	—	—	8,744	37,228

Acquired in-process research and development	—	—	—	59,300	14,100

Amortization and impairment of acquisition intangible assets	7,072	4,525	4,384	40,206	1,080,321

Total operating expenses	20,762	39,613	53,321	220,214	1,475,841

Operating loss	(19,495)	(28,783)	(29,141)	(127,324)	(1,241,953)

Interest and other income	1,672	1,481	583	2,237	59,699

Income tax benefit	—	—	—	—	4,576

Loss from continuing operations	(17,823)	(27,302)	(28,558)	(125,087)	(1,177,678)

Discontinued operations:

Loss from operations	(4,236)	(689)	(3,059)	—	—

Gain on sale	—	—	812	—	—

Loss from discontinued operations	(4,236)	(689)	(2,247)	—	—

Net loss	$(22,059)	$(27,991)	$(30,805)	$(125,087)	(1,177,678)

Basic and diluted net loss per common share from continuing operations	$(1.52)	$(1.53)	$(1.30)	$(4.28)	$(21.77)

Basic and diluted net loss per common share from discontinued operations	(0.36)	(0.04)	(0.10)	—	—

Basic and diluted net loss per common share	$(1.88)	$(1.57)	$(1.40)	$(4.28)	$(21.77)

Weighted average number of shares of common stock outstanding	11,748	17,846	22,037	29,228	54,096

Balance Sheet Data:

Cash and cash equivalents	$4,122	$3,137	$14,504	$67,850	$173,266

Goodwill, net	1	5	238	788,293	195,428

Total assets	45,941	36,192	48,293	1,132,487	606,704

Notes payable	—	—	—	6,351	3,822

Capital lease obligation, excluding current portion	—	—	159	1,086	6,226

Stockholders’ equity	40,859	25,140	17,229	990,807	467,745

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the audited consolidated financial statements and notes appearing elsewhere herein.

Overview

      We are a global provider of infrastructure solutions for financial organizations. We provide the solutions that empower our client banks, brokerage firms and insurance companies to enable their customers to access their financial information and conduct transactions over multiple delivery channels. We believe our solutions empower our clients to increase revenue, strengthen customer relationships and gain competitive advantage by meeting the evolving needs of their customers across various lines of business, market segments and delivery channels.

      We provide a comprehensive set of financial services solutions which touch every significant facet of the financial services industry. From banking, brokerage and insurance to personal financial management and tax preparation capabilities, our suites of consumer, small business and corporate applications provide a comprehensive set of solutions for global, national, regional and local financial organizations. Our solutions are designed to reach beyond traditional online financial services to help organizations deliver value to their customers, resulting in greater customer retention and increased revenue opportunities for our clients.

      During 2000, we operated and managed our business in three segments: Financial Institutions, Call Center Technology and Internet Aggregation Services. The Financial Institutions segment builds, delivers and operates integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to the S1 Data Center. During the third quarter of 2000, the Financial Institution segment was reported in two parts – Large Financial Institutions and Community Banks. We combined these two segments in the fourth quarter of 2000 as a result of a change in the way we operate and manage the business. The Financial Institutions segment provides highly customized solutions to large global and national financial institutions, as well as solutions that require little or no customization and are primarily sold to community and regional banks. Through the Call Center Technology business segment, we offer interactive voice response and voice e-commerce technology. Through our VerticalOne subsidiary, our Internet Aggregation Services segment provided technology that enables consumers to aggregate personal account information from multiple sources. In January 2001, we sold our VerticalOne subsidiary to Yodlee.com, Inc. In 2001, this segment will no longer exist and the investment in Yodlee will be accounted for on an equity basis. In addition, through our relationship with Yodlee, we will be a reseller of account aggregation services.

Revenues

      We derive our revenues primarily from three sources:

      Software licenses. We receive license fees from direct licensees and third-party data processors. Direct licensees install and operate our products in their own environments. We generally receive an initial license fee plus ongoing fees, which are based on either the number of end-users or a percentage of the initial license fee. We generally recognize revenues from software license sales upon delivery. When services are considered essential to the functionality of the software, the software license and the related services are recognized over the implementation period using the percentage of completion method of accounting.

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

      Third-party data processors install our products in their own data processing centers and license the product to their client institutions, typically smaller financial services entities like community banks and thrifts. We receive monthly fees from third party data processors based on the total number of end-users served by the processors’ client institutions. These fees are recognized as revenue in the period earned.

      Professional Services. We provide professional services related to the installation and integration of our products. These services include:

•	installing the product at direct licensees and third-party data processing centers;

•	integrating the financial organization data processing systems with our data center for data center clients;

•	providing product enhancements;

•	consulting; and

•	training.

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

Comparison of the Year Ended December 31, 2000 to Year ended December 31, 1999

      In 2000, we operated and managed our business in three segments: Financial Institutions, Call Center Technology and Internet Aggregation Services. The following is a discussion of the results of the Company for 2000 as compared to 1999. The discussion includes an analysis of costs that are not allocated to segments, including depreciation and amortization, marketing cost from warrants issued, merger related and restructuring costs, acquired in-process research and development costs and amortization and impairment of acquisition intangibles. In addition, we provide general and administrative to the operating segments on a shared services basis and we do not allocate these costs to the individual segments. A discussion of the operating segments, including revenues, direct costs, gross margins, sales and marketing costs and product development costs follows the consolidated operations discussion.

Consolidated Operations

      Revenues, Direct Costs and Gross Margins. Total revenues increased by $141.0 million to $233.9 million for the year ended December 31, 2000 from $92.9 million for the year ended December 31, 1999, an increase of 152%. Approximately $101.0 million of the increase in total revenues is attributed to the three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000. The primary components of revenue for the year ended December 31, 2000 were $51.7 million in software license fees, $154.4 million in professional services fees, $22.8 million in data center fees and $4.9 million in other revenue. Direct costs increased by $85.4 million to $138.6 million for the year ended December 31, 2000 from $53.2 million for the year ended December 31, 1999, and increase of 161%. Approximately $51.5 million of the increase in direct costs is attributed to the three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000. Gross margins were 41% and 43% of total revenues for 2000 and 1999, respectively.

      Selling and Marketing and Product Development Expenses.Total selling and marketing and product development expenses increased by $89.1 million to $126.0 million for the year ended December 31, 2000 from $36.9 million for the year ended December 31, 1999. Approximately $69.3 million of the increase in these expenses is attributed to the three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000. These expenses are discussed further in the Segment Analysis section.

      General and administrative. General and administrative expenses increased by $34.6 million to $48.8 million for the year ended December 31, 2000 from $14.2 million for the year ended December 31, 1999. General and administrative expenses represented 21% and 15% of total revenues for 2000 and 1999, respectively. The increase in general and administrative expenses resulted from the five acquisitions completed between the fourth quarter of 1999 and the second quarter of 2000. In addition, we increased our expenditures on general and administrative expenses to increase personnel required to manage the growth as well as to establish a global infrastructure.

      Depreciation and Amortization. Depreciation and amortization expenses increased by $19.0 million to $25.9 million for the year ended December 31, 2000 from $6.9 million for the year ended December 31, 1999, an increase of 275%. Depreciation and amortization expenses were 11% and 7% of total revenues for the year ended December 31, 2000 and 1999, respectively. A substantial portion of the increase is the result of the acquisition of five companies and their existing infrastructures during the fourth quarter of 1999 and the second quarter of 2000. The balance of the increase is primarily the result of the acquisition of additional equipment for data center customers and the build out of the new data centers in Singapore and UK. We anticipate that the depreciation and amortization related to the new data centers will continue to increase as the new UK data center went into full production during the fourth quarter of 2000 and as new and existing customers expand their activities in the data centers.

      Marketing Cost for Warrants Issued. The Company recorded $5.0 million of marketing costs for the year ended December 31, 2000 which includes a charge for $362,000 related to the vesting of a warrant previously granted to Accenture and a charge of approximately $4.6 million for a warrant issued in connection with a pilot project and distribution agreement between a third-party and one of our subsidiaries. The fair values of the warrants were determined based on the Black-Scholes option-pricing model.

      Merger Related and Restructuring Costs. During 2000 and 1999, the company incurred merger related costs of $22.5 million and $8.7 million, respectively. The merger related costs were related to the three acquisitions completed in the fourth quarter of 1999, two acquisitions in the second quarter of 2000 and one acquisition in the fourth quarter of 2000. These costs were incurred to integrate the products and platforms of the acquired companies, training personnel on the new products acquired, and the cost of building the infrastructure necessary to support a global operation. Included in the merger related costs are approximately $1.8 million of personnel costs related to professional service employees who were being cross-trained on the products and services of the acquired companies. Approximately $5.9 million of merger related costs consist of the cost of product development personnel working on the integration of the products and platforms acquired. Approximately $14.8 million of merger related costs consist of the cost of upgrading worldwide systems and infrastructure required to manage a global operation. Any continuing costs related to continuing integration efforts, which will be limited, will be included in the professional services and product development categories in the statement of operations in future periods. In addition, included in merger related costs are expenses incurred pursuing transactions that did not result in a strategic arrangement.

      In November 2000, we approved a restructuring plan related to the streamlining of operations which resulted in the decision to discontinue development on the Edify retail banking platform. As a result of the restructuring plan, we reduced our workforce by approximately 220 employees and closed several facilities worldwide. During the fourth quarter of 2000, we recorded a charge for the costs associated with the exit plan of approximately $14.7 million. S1 will continue to offer support services to the approximately 140 financial institutions using this platform for up to 24 months. During this period, we will offer the existing customers a migration path to other S1 products. As a result of discontinuing the product, certain customers may elect to move to our competitor’s products resulting in a potential reduction in future revenues from the discontinued products.

      Acquired In-process Research and Development. On April 7, 2000, in connection with the acquisition of Q-Up, we allocated a $14.1 million of $414.9 million purchase price to acquired in-process research and development. Q-Up was involved in the development of technology to provide financial institutions with the means to deploy a suite of automated banking services via the Internet. The allocation of $14.1 million to in-process research and development represented its estimated fair value using the methodology described below. We allocated the $14.1 million to the Internet Banking Systems (IBS). At the time of the acquisition, we forecasted that aggregate revenues attributable to the projects would reach approximately $42.6 million in 2001. We expected revenues for the projects to peak between 2002 to 2003 with limited revenues thereafter as we expect to introduce new product technologies. At the acquisition date, we estimated costs to complete the research and development efforts related to the initial release of the projects to be approximately $130 million. We utilized an average risk-adjusted discount rate of 20% to discount projected cashflows.

      Development of the in-process IBS project started in December 1999 and was anticipated to, and did, reach technological feasibility in October 2000. The most substantial upgrade to the core technology will be the migration of the system from a flat file format to a more dynamic SQL database format. As part of the process of analyzing the acquisition of Q-Up, we made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. We based this decision on factors such as the amount of time it would take to bring the technology to market, available resources and its progression in developing comparable technology, if any.

      We determined the fair value of in-process research and development for the Q-Up acquisition using an income approach. This involved estimating the present value of the after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. Estimates of future cash flows related to the in-process research and development were made for each project based on our estimates of revenue, operating expenses and income taxes from the project. These estimates were consistent with historical pricing, margins and expense levels for similar products. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. Estimated operating expenses include cost of goods sold, selling, general and administrative expenses and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been introduced into the market.

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

      At the date of acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the values allocated to these projects were immediately expensed upon acquisition. Where appropriate, we deducted an amount reflecting the contribution of developed technology to the anticipated cash flows of in-process research and development projects. The project was completed during 2000. However, as we begin the marketing and distribution of this product, our product pricing and growth rates may not be achieved and we may not realize the financial benefits expected from the projects.

      Amortization and Impairment of Acquisition Intangible Assets. Amortization and impairment of acquisition intangible assets increased $1.0 billion to $1.1 billion for the year ended December 31, 2000 from $40.2 million for the year ended December 31, 1999. Of the increase, approximately $415.0 million related to the amortization of goodwill and other identifiable intangible assets resulting from the three acquisitions in the fourth quarter of 1999 and the two acquisitions in the second quarter of 2000 and $664.9 million related to an impairment charge taken in the fourth quarter of 2000.

      We continually monitor the results of operations and other developments within the industry to adjust cash flow forecasts, as necessary, to determine if any adjustment is necessary to the carrying value of the our intangible assets. Accordingly, at December 31, 2000, we recorded an impairment charge of $664.9 million to adjust the intangible assets acquired in connection with the FICS, Edify, Q-Up and Davidge acquisitions.

      In accordance with established policy, we evaluated the recoverability of the carrying amount of our intangible assets in light of developments during the fourth quarter of 2000. As a result of (i) significant declines in projected revenues; (ii) a significant and sustained decline in our stock price since the dates of acquisitions; (iii) the abandonment of certain technology related to the restructuring effort and (iv) a reduction in the workforce at FICS and Edify, management prepared an undiscounted, net operating cash flow analysis to determine if the intangible assets were recoverable. The following key assumptions were used in management’s analysis (i) revenues would grow in the range of 10% to 30%, depending on the operating unit, over the next 5 years; and (ii) operating expenses would grow in proportion to the revenue growth projected for each operating unit. Since the undiscounted cash flow model indicated an impairment of the intangible assets, we used a discounted cash flow model to measure the fair value of these intangible assets which determined that the fair value of the intangible assets was approximately $155.0 million. Accordingly, we wrote off $644.0 million of goodwill, $10.0 million of purchased technology, $6.9 million of assembled workforce and $4.0 million of customer lists related to the FICS, Edify, Q-Up and Davidge acquisitions. Of the $664.9 million impairment charge, $656.8 million related to the financial institutions segment and $8.1 million related to the call center segment.

Segment Analysis

      During 2000, we operated and managed the Company in three business segments: Financial Institutions, Call Center Technology and Internet Aggregation Services. The Financial Institutions segment builds, delivers and operates integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to the S1 Data Centers. This segment offers Internet applications that require little or no customization and are primarily sold to local and regional banks. Through the Call Center Technology segment, we offer interactive voice response and voice e-commerce technology. Through our VerticalOne subsidiary, the Internet Aggregation Services segment provided technology that enables consumers to aggregate personal account information from multiple sources. In January 2001, we sold our VerticalOne subsidiary to Yodle.com, Inc. in a stock-for-stock merger. Under the terms of the deal, we received an approximate 32% ownership interest in Yodlee. In 2001, this segment will no longer exist and the investment in Yodlee will be accounted for on an equity basis. In connection with the sale of VerticalOne, we expect to record a loss on sale in the first quarter of 2001 of approximately $85.7 million.

Financial Institutions Segment
(Dollars in thousands)

	2000	1999	Change	%

Revenues:

Software licenses	$24,393	$13,422	$10,971	82%

Professional services	137,951	54,110	83,841	155%

Data center	20,578	8,853	11,725	132%

Other	4,893	8,550	(3,657)	-43%

Total revenues	187,815	84,935	102,880	121%

Direct costs:

Software licenses	901	356	545	153%

Professional services	98,946	34,913	64,033	183%

Data center	18,501	8,906	9,595	108%

Other	4,305	7,112	(2,807)	-39%

Total direct costs	122,653	51,287	71,366	139%

Gross margin	65,162	33,648	31,514	94%

Operating expenses:

Selling and marketing	33,155	8,297	24,858	300%

Product development	50,225	21,118	29,107	138%

	83,380	29,415	53,965	183%

Segment operating income (loss)	$(18,218)	$4,233	$(22,451)	-530%

Gross margin %:

Software licenses	96%	97%

Professional services	28%	35%

Data center	10%	-1%

Other	12%	17%

	35%	40%

% of segment revenues

Operating expenses:

Selling and marketing	18%	10%

Product development	27%	25%

General

      In the fourth quarter of 1999 and in the second quarter of 2000, we completed certain acquisitions whose results are included in the Financial Institutions segment. The operations acquired in the Financial Institutions segment include FICS, a division of Edify, Q-Up and Davidge. A significant portion of the change in the revenues and costs for 2000 as compared to the prior year is the result of these acquisitions. During the fourth quarter of 2000, we recorded an impairment charge of $664.9 million, of which $656.8 million related to the Financial Institutions segment. See further discussion of the impairment charge under “Amortization and Impairment of Acquisition Intangible Assets” earlier in this section.

      In November 2000, we announced a restructuring plan related to the streamlining of operations which resulted in the decision to discontinue forward development on the Edify retail banking platform. As a result of the restructuring plan, we reduced our workforce by approximately 220 employees and closed several facilities worldwide. We will continue to offer support services to the approximately 140 financial institutions using this platform for up to 24 months. During this period, we will offer the existing customers a migration path to other products. The revenues and costs associated with the discontinued platform are primarily reflected in the Financial Institution segment. As a result of discontinuing the product, certain customers may elect to move to our competitor’s products resulting in a potential reduction in future revenues from the discontinued products.

Revenues, Direct Costs and Gross Margins

      Total revenues increased by $102.9 million to $187.8 million for the year ended December 31, 2000 from $84.9 million for the year ended December 31, 1999, an increase of 121%. The primary components of revenue in 2000 were $24.4 million in software license fees, $138.0 million in professional service fees, $20.6 million in data center fees and $4.9 million of other revenue. Direct costs increased by $71.4 million to $122.7 million for the year ended December 31, 2000 from $51.3 million for the year ended December 31, 1999, an increase of 139%. The gross margin for 2000 was 35% compared to 40% of total revenues in 1999.

      Software licenses. Software license fees increased by $11.0 million to $24.4 million for the year ended December 31, 2000 from $13.4 million for the year ended December 31, 1999, an increase of 82%. Software license fees represented 13% of total segment revenues for the year ended December 31, 2000 as compared to 16% of total segment revenues for the year ended December 31, 1999. All of the increase in license revenues for the year ended December 31, 2000 relate to the acquisitions of Edify and FICS, which occurred in the fourth quarter of 1999 and the acquisition of Q-Up and Davidge which occurred in the second quarter of 2000.

      Direct software license costs consist primarily of the cost of third-party software used in the our products. Direct costs associated with software licenses increased by $0.5 million to $0.9 million for the year ended December 31, 2000 from $0.4 million for the year ended December 31, 1999. Gross margins of software licenses were 96% and 97% for 2000 and 1999, respectively. We anticipate that direct costs associated with software licenses as a percentage of revenue could increase in future periods as additional products are sold that include third-party software.

      Professional services. Professional services revenues increased by $83.8 million to $138.0 million for the year ended December 31, 2000 from $54.1 million for the year ended December 31, 1999, an increase of 155%. Professional services revenues represented 73% of total revenues for the year ended December 31, 2000 compared to 64% of total revenues for the year ended December 31, 1999. Of the $83.8 million increase in the year ended December 31, 2000, $46.3 million is related to the acquisitions. Several large implementation projects and a large product enhancement project drove the remaining increase in 2000.

      Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $64.0 million to $98.9 million for the year ended December 31, 2000 from $34.9 million for the year ended December 31, 1999, an increase of 183%. Approximately $32.7 million of the increase in professional services costs in 2000 is attributable to the acquisitions. Gross margin on professional services for the years 2000 and 1999 were 28% and 35%, respectively. This decrease is primarily due to lower margin contracts inherited as part of the acquisitions made in 1999. As the acquired contracts with lower gross margins are completed, we anticipate that professional services margins will increase in future periods.

      During 2000, we recognized approximately $10.9 million in professional services and maintenance fees from the implementation and maintenance of the products that were discontinued in November. At the time of announcement, several customers were in the process of implementing the discontinued product. These implementations have either been completed or terminated and we anticipate that further implementation fees from the discontinued product will be minimal.

      Data Center. Data Center revenues increased by $11.7 million to $20.6 million for the year ended December 31, 2000 from $8.9 million for the year ended December 31, 1999, an increase of 132%. Data Center revenues represented 11% of total segment revenues for the year ended December 31, 2000 compared to 10% of total revenues for the year ended December 31, 1999. We anticipate that data center revenue will continue to grow both domestically and internationally as a result of the new data centers in the UK and Singapore, which were opened in 2000.

      Direct data center costs consist of personnel and infrastructure to support customer installations. Direct costs associated with data center services increased by $9.6 million to $18.5 million for the year ended December 31, 2000 from $8.9 million for the year ended December 31, 1999, an increase of 108%. The increase in cost is primarily attributed to additional personnel and infrastructure necessary to support new customers, the addition of new applications by our existing customers and the operations of our new data centers in the UK and Singapore. The gross margin for the data centers was 10% for the year ended December 31, 2000, compared to a negative margin of 1% for the year ended December 31, 1999.

      Other. Other revenues, primarily related to the sale of third party hardware and software that are used in connection with our products, decreased by $3.7 million to $4.9 million for the year ended December 31, 2000 from $8.6 million for the year ended December 31, 1999, an decrease of 43%. Other revenues represented 3% and 10% of total segment revenues for the year ended December 31, 2000 and 1999, respectively

Operating Expenses

      Operating expenses, which includes selling and marketing and product development expenses, increased by $54.0 million to $83.4 million for the year ended December 31, 2000 from $29.4 million for the year ended December 31, 1999.

      Selling and Marketing. Selling and marketing expenses increased by $24.9 million to $33.2 million for the year ended December 31, 2000 from $8.3 million for the year ended December 31, 1999, an increase of 300%. The increase in selling and marketing expenses in 2000 as compared to 1999 was primarily due to the acquisitions completed in the fourth quarter of 1999 and second quarter of 2000. Selling and marketing expenses were 18% and 10% of total revenues for the years ended December 31, 2000 and 1999, respectively.

      Product Development. Product development expenses increased by $29.1 million to $50.2 million for the year ended December 31, 2000 from $21.1 million for the year ended December 31, 1999, an increase of 138%. Product development expenses were 27% and 25% of total segment revenues for the years ended December 31, 2000 and 1999, respectively. The increase in product development expense for 2000 as compared to 1999 was primarily due to the acquisitions completed in the fourth quarter of 1999 and the second quarter of 2000. In addition, we are committed to enhancing products by migrating the existing products to a more efficient software architecture and to developing new applications.

      In November 2000, we announced our decision to discontinue forward development on the Edify retail-banking platform. The expenses associated with developing this product have been reflected in this segment. As a result of the decision to discontinue this product, we anticipate that product development expenses should remain stable in future periods.

Internet Aggregation Services Segment
(Dollars in thousands)

	Year Ended
	December 31

	2000	1999	Change	%

Revenues:

Data center	$2,233	$5	$2,228	44560%

Direct costs:

Data center	1,870	102	1,768	1733%

Gross margin	363	(97)	460	-474%

Operating expenses:

Selling and marketing	5,914	889	5,025	565%

Product development	11,081	1,573	9,508	604%

	16,995	2,462	14,533	590%

Segment operating loss	$(16,632)	$(2,559)	$(14,073)	550%

Gross margin %:

Data center	16%	-1940%

% of segment revenues:

Operating expenses:

Selling and marketing	265%	17780%

Product development	496%	31460%

      General. The Internet Aggregation Services segment was established following the acquisition of VerticalOne in the fourth quarter of 1999, therefore a substantial portion of the increase as compared to 1999 relates to the acquisition. In January 2001, we sold our VerticalOne subsidiary to Yodlee.com, Inc. in a stock-for-stock merger. Under the terms of the deal, we received approximately a 32% ownership interest in Yodlee. In 2001, this segment will no longer exist. The investment in Yodlee will be accounted for on an equity basis. In addition, through our relationship with Yodlee, we will be a reseller of account aggregation services.

      Revenues, Direct Costs and Gross Margins. Total revenues for the Internet Aggregation Services segment were $2.2 million for the year ended December 31, 2000 and $5,000 for the year ended December 31,1999. Total direct costs were $1.9 million for the year ended December 31, 2000 as compared to $0.1 million for the year ended December 31, 1999. The gross margin for 2000 and 1999 were 16% and negative 1,940%, respectively.

      Operating Expenses. Selling and marketing expenses increased by $5.0 million to $5.9 million for the year ended December 31, 2000 from $0.9 million for the year ended December 31, 1999, an increase of 565%. The increase in selling and marketing expenses was primarily related to the timing of the acquisition in the fourth quarter of 1999. In addition, during 2000, we made investments in our selling and marketing activities to establish market share and promote our aggregation services both domestically and internationally. Product development expenses increased by $9.5 million to $11.1 million for the year ended December 31, 2000 from $1.6 million for the year ended December 31, 1999, an increase of 604%. The increase in product development expenses was primarily related to the timing of the acquisition in the fourth quarter of 1999.

Call Center Technology Segment

(Dollars in thousands)

	Year Ended
	December 31

	2000	1999	Change	%

Revenues:

Software licenses	$27,344	$5,628	$21,716	386%

Professional services	16,496	2,322	14,174	610%

Total revenues	43,840	7,950	35,890	451%

Direct costs:

Software licenses	3,655	286	3,369	1178%

Professional services	10,433	1,533	8,900	581%

Total direct costs	14,088	1,819	12,269	674%

Gross margin	29,752	6,131	23,621	385%

Operating expenses:

Selling and marketing	16,403	3,108	13,295	428%

Product development	9,184	1,889	7,295	386%

	25,587	4,997	20,590	412%

Segment operating income	$4,165	$1,134	$3,031	267%

Gross margin %:

Software licenses	87%	95%

Professional services	37%	34%

	68%	77%

As a percent of revenue:

Operating expenses:

Selling and marketing	37%	39%

Product development	21%	24%

      General. The Call Center Technology segment was established following the acquisition of Edify in the fourth quarter of 1999, therefore substantially all of the increase as compared to 1999 relates to the timing of the acquisition. During the fourth quarter of 2000, we recorded an impairment charge of $664.9 million of which $8.1 million related to the Call Center Technology segment. See further discussion of the impairment charge under “Amortization and Impairment of Acquisition Intangible Assets” earlier in this section.

      Revenues, Direct Costs and Gross Margins. Total revenues increased by $35.9 million to $43.8 million for the year December 31, 2000 from $8.0 million for the year ended December 31, 1999, an increase of 451%. The primary components of revenue were $27.3 million in software license fees and $16.5 million in professional service fees. Direct costs increased by $12.3 million to $14.1 million for the year ended December 31, 2000 from $1.8 million for the year ended December 31, 1999, an increase of 674%. The gross margin for 2000 was 68% compared to 77% of total revenues in 1999.

      Software licenses. Software license fees increased by $21.7 million to $27.3 million for the year ended December 31, 2000 from $5.6 million for the year ended December 31, 1999, an increase of 386%. Software license fees represented 62% of total segment revenues for the year ended December 31, 2000 as compared to 71% of total segment revenues for the year ended December 31, 1999. Substantially all of the increase in license revenues was due to the timing of the acquisitions in the fourth quarter 2000.

      Direct software license costs consist primarily of the cost of third-party software used in the Call Center products. Direct costs associated with software licenses increased by $3.4 million to $3.7 million for the year ended December 31, 2000 from $0.3 for the year ended December 31, 1999. Gross margins of software licenses were 87% and 95% for 2000 and 1999, respectively. The decrease of gross margins of software licenses is the result of selling more products that include third-party software in 2000 as compared to 1999.

      Professional services. Professional services revenues increased by $14.2 million to $16.5 million for the year ended December 31, 2000 from $2.3 million for the year ended December 31, 1999, an increase of 610%. Professional services revenues represented 38% of total revenues for the year ended December 31, 2000 compared to 29% of total revenues for the year ended December 31, 1999. Substantially all of the increase in professional services revenues was due to the timing of the acquisitions in the fourth quarter 2000.

      Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $8.9 million to $10.4 million for the year ended December 31, 2000 from $1.5 million for the year ended December 31, 1999, an increase of 581%. Substantially all of the increase in professional services revenues was due to the timing of the acquisitions in the fourth quarter 2000. Gross margin on professional services for the years 2000 and 1999 were 37% and 34%, respectively. The decrease in the gross margin is primarily due to increasing resources providing customer support to users of the Call Center products.

      Operating Expenses. Total operating expenses, which includes sales and marketing and product development expenses, increased by $20.6 million to $25.6 million for the year ended December 31, 2000 from $5.0 million for the year ended December 31, 1999. Selling and marketing expenses increased by $13.3 million to $16.4 million for the year ended December 31, 2000 from $3.1 million for the year ended December 31, 1999, an increase of 428%. Selling and marketing expenses were 37% and 39% of total revenues for the years ended December 31, 2000 and 1999, respectively. Product development expenses increased by $7.3 million to $9.2 million for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999, an increase of 386%. Product development expenses were 21% and 24% of total segment revenues for the years ended December 31, 2000 and 1999, respectively. The increases in sales and marketing and product development expenses for 2000 as compared to 1999, was primarily due to the timing of the acquisition completed in the fourth quarter of 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Prior to the acquisitions of Edify, FICS and VerticalOne in November 1999, our business consisted entirely of the financial institutions segment.

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

Direct Costs

      Direct costs increased by $35.0 million to $53.2 million in the year ended December 31, 1999 from $18.2 million in the year ended December 31, 1998, an increase of 192%. Direct costs represented 57% of total revenues in the year ended December 31, 1999 compared to 75% of total revenues in the year ended December 31, 1998.

      Software License Costs. Direct software license costs consist primarily of the cost of third-party software used in our products. Direct costs associated with software licenses increased by $0.1 million to $0.6 million in the year ended December 31, 1999 from $0.5 million in the year ended December 31, 1998, an increase of 20%. Direct costs associated with software licenses represented 3% of software license fees in the year ended December 31, 1999 compared to 10% of software license fees in the year ended December 31, 1998. The decrease in direct costs as a percentage of revenue from 1998 to 1999 relates primarily to license sales generated from acquired companies that did not include third-party software.

      Professional Services Costs. Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $28.2 million to $36.4 million in the year ended December 31, 1999 from $8.2 million in the year ended December 31, 1998, an increase of 344%. The increase in direct professional services costs relates primarily to increased personnel working on an increased number of professional services projects. In addition, the increase relates to the acquisitions of Edify and FICS during the fourth quarter of 1999. Direct costs associated with professional services represented 65% of professional services revenues in the year ended December 31, 1999 compared to 60% of professional services revenues in the year ended December 31, 1998.

      Data Center Costs. Direct Data Center costs consist of personnel and computer equipment costs. Direct costs associated with Data Center services increased by $1.8 million to $9.0 million in the year ended December 31, 1999 from $7.2 million in the year ended December 31, 1998, an increase of 25%. The increase in direct Data Center costs is primarily attributable to additional costs of our new Atlanta-based Data Center facility, which went into full operation in July 1999. Direct Data Center costs represented 102% of Data Center revenues in the year ended December 31, 1999 compared to 227% of Data Center revenues in the year ended December 31, 1998. The improvement was primarily the result of increased end user volume.

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

Operating Expenses

      Operating expenses increased by $166.9 million to $220.2 million in the year ended December 31, 1999 from $53.3 million in the year ended December 31, 1998, an increase of 313%.

      Selling and Marketing. Selling and marketing expenses increased by $7.6 million to $12.3 million in the year ended December 31, 1999 from $4.7 million in the year ended December 31, 1998, an increase of 162%. Selling and marketing expenses were 13% of total revenues in the year ended December 31, 1999 compared to 20% of total revenues in the year ended December 31, 1998. The dollar increase was due primarily to the acquisition of Edify during the fourth quarter of 1999. Edify’s sales model was targeted at a larger number of smaller financial institutions, resulting in higher sales expense as a result of having a larger sales force. The decrease in selling and marketing expenses as a percentage of sales was due to our ability to leverage our relatively fixed selling and marketing expenses over a larger revenue base.

      Product Development. Product development expenses increased by $10.0 million to $24.6 million in the year ended December 31,

1999 from $14.6 million in the year ended December 31, 1998, an increase of 68%. Product development expenses were 26% of total revenues in the year ended December 31, 1999 compared to 60% of total revenues in the year ended December 31, 1998. The dollar increase relates primarily to an increase in personnel expenses for additional product development initiatives, the integration of the products of acquired companies and the acquisitions of Edify and FICS. During 1999, we completed the development of the next version of Consumer Suite and continued development efforts on bill presentment, the next version of investments and the integration of the Intuit products with our products. The increase in product development costs represents our commitment to enhancing the current products by migrating the existing products to a more efficient software architecture and to developing new applications. The decrease as a percentage of total revenues in the year ended December 31, 1999 from the year ended December 31, 1998 resulted from our ability to leverage product development expenses over a larger revenue base.

      General and Administrative. General and administrative expenses increased by $8.2 million to $14.2 million in the year ended December 31, 1999 from $6.0 million in the year ended December 31, 1998, an increase of 137%. General and administrative expenses were 15% of total revenues in the year ended December 31, 1999 compared to 25% of total revenues in the year ended December 31, 1998. The dollar increase is attributable to the increased personnel and infrastructure related to the acquisitions of Edify, FICS and VerticalOne. The decrease as a percentage of our total revenues in the year ended December 31, 1999 from the year ended December 31, 1998 resulted from our ability to leverage general and administrative expenses over a larger revenue base.

      Depreciation and Amortization. Depreciation and amortization expenses increased by $1.6 million to $6.9 million in the year ended December 31, 1999 from $5.3 million in the year ended December 31, 1998, an increase of 30%. Depreciation and amortization expenses were 7% of total revenues for the year ended December 31, 1999 compared to 22% of total revenues in the year ended December 31, 1998. Approximately $1.1 million of the increase was due to the acquisitions during the fourth quarter of 1999. The remaining increase is primarily related to the completion of our new Atlanta Data Center in 1999.

      Marketing Cost for Warrant Issued. We recorded $0.7 million of marketing costs in the year ended December 31, 1999 related to the issuance to a third-party of a stock warrant to purchase 84,994 shares of our common stock at an exercise price of $80.00 per share. The warrant was issued in connection with a pilot project and distribution agreement between the third-party and one of our subsidiaries. The fair value of the warrant was determined based on the Black Scholes option-pricing model. This amount is being amortized over the period of the pilot project and distribution agreement, which is approximately 60 days.

      Merger Related and Restructuring Costs. We recorded $8.7 million in the year ended December 31, 1999 related to the acquisitions of Edify, FICS, and VerticalOne. Merger related costs consist primarily of expenditures related to building and consolidating infrastructure and other operations of the companies we acquired in the fourth quarter of 1999.

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

      We determined the fair value of in-process research and development for each of the above acquisitions using an income approach. This involved estimating the present value of the after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. Estimates of future cash flows related to the in-process research and development were made for each project based on our estimates of revenue, operating expenses and income taxes from the project. These estimates were consistent with historical pricing, margins and expense levels for similar products. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. Estimated operating expenses include cost of goods sold, selling, general and administrative expenses and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been introduced into the market.

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

	Acquisition	Purchase	In-process	Costs to
Company	Date	Price	R&D Expense	Complete

Edify	November 10, 1999	$381.7	$20.0	$8.8

FICS	November 18, 1999	426.1	32.0	6.7

VerticalOne	November 10, 1999	179.4	7.3	4.9

      Specific details relating to the three acquisitions are discussed below.

      On November 10, 1999, we completed the purchase of Edify for $381.7 million. Edify was involved in the development of interactive voice response (“IVR”) and related customer service technology. Edify also was involved in the development of technology to provide financial institutions with the means to deploy a suite of automated banking services via the Internet. The allocation of $20.0 million to in-process research and development represents its estimated fair value using the methodology described above. We allocated the $20.0 million to the following projects: Electronic Workforce (“EWF”) ($6.7 million) and Electronic Banking System (“EBS”), which was renamed S1 Retail Banking after the acquisition ($13.3 million). At the time of the acquisition we forecasted that aggregate revenues attributable to the projects would reach approximately $120.0 million in 2000. We expected revenues for the projects to peak between 2001 to 2003 and decline thereafter through the end of the products’ lives (2006) as we expected to introduce new product technologies. At the acquisition date, we estimated costs to complete the research and development efforts related to the initial release of the projects to be approximately $8.8 million. We utilized an average risk-adjusted discount rate of 19% to discount projected cashflows.

      Development of the in-process EWF technologies started in April 1999 and had a scheduled release date of April 2000, which was the achieved. The most substantial features of the in-process EWF technologies were international capabilities and significant improvements to scalability. These improvements are critical to compete in the international markets. At the acquisition date, Edify had completed the investigation phase, identified the business requirements, and created an engineering task list with a preliminary development schedule, cost and a resource plan. Efforts remaining included completion of the external and internal design, quality assurance, and documentation. The EWF projects were determined to be approximately 60% complete at the acquisition date.

      Development of the in-process EBS technologies began in December 1998 and was slated for completion in late 1999. This project consisted of one-to-one marketing functionality and was designed to provide private branding and cross-selling functionality. The technologies also were expected to incorporate significant enhancements to bill payment and bill presentment functionality. At the acquisition date, Edify had completed its technical investigation of the project and determined the business requirements. Primary efforts remaining to complete the project included external and internal implementation of the branding functionality. The development of the in-process EBS technology was completed in December 1999. Edify also was in the process of developing EBS add-ons related to a small business portal. This project was expected to serve as a one-stop solution for the small business owner. Features were slated to include business banking as well as Web-based payroll, human resources, and procurement applications. These development efforts were expected to require significant work related to the integration of the architecture. At the acquisition date, Edify had completed its investigation of the project, developed a business case, and was in the process of finalizing the business requirements. Development of a significant portion of the content of the financial portal had also been completed. Efforts remaining included external and internal design, IVR integration, and implementation of the financial portal. This project was slated for introduction in the second quarter of 2000. The EBS projects were determined to be approximately 40% complete at the acquisition date. During 2000, this project was completed.

      On November 18, 1999, we completed the purchase of FICS for $426.1 million. FICS was involved in the development of online customer interaction solutions for corporate and retail banking customers. The allocation to in-process research and development of $32.0 million represents its estimated fair value using the methodology described above. We allocated approximately $19.0 million to Corporate Internet Banking (“CIB”), which was renamed S1 Corporate Suite after the acquisition, a system that will enable secure, browser-based corporate banking over the Internet. We allocated approximately $13.0 million to Retail Internet Banking (“RIB”), which was renamed S1 Retail Banking after the acquisition, a system that will enable secure, browser-based retail banking over the Internet. At the time of the acquisition, we forecasted that aggregate revenues attributable to the projects would reach approximately $68.0 million in 2000. We expected revenues to peak in 2004 and decline thereafter through the end of the products’ lives (2006) as we expected to introduce new product technologies. At the acquisition date, we estimated costs to complete the research and development efforts to be approximately $4.3 million. We utilized an average risk-adjusted discount rate of 25% to discount projected cashflows.

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

      The in-process RIB technology was intended to introduce new customer interface and filtering features. The new features are one-to-one marketing, customer alerting functionality, and smart forms. Related efforts include developmental projects utilizing an Extensible Markup Language (“XML”)-based tool kit to define data and business rules for internet banking solutions. These related projects commenced in October 1998 and were intended to ease the work required for customization and localization of the CIB and RIB products. The work required addresses identification, performance benchmarking, and validating to determine which middleware application is best and to customize its performance. The feasibility of these new technologies was slated to be validated in late 1999. Overall, the RIB project was estimated to be approximately 70% complete at the acquisition date. The in-process RIB technology was completed in December 1999.

      On November 10, 1999, we completed the purchase of VerticalOne for $179.4 million. VerticalOne was involved in the development of a system that allows users to aggregate their online personal account information on a single, highly secure site. The allocation to in-process research and development of $7.3 million represents its estimated fair value using the methodology described above. At the time of the acquisition, we forecasted that revenues attributable to the in-process projects would reach approximately $6.5 million in 2000. We expected revenues to peak in 2002 and decline thereafter through the end of the product’s life (2004) as we expected to introduce new product technologies. At the acquisition date, we expected costs to complete the research and development efforts related to the in-process project to be approximately $2.3 million. We utilized an average risk-adjusted discount rate of 45% to discount projected cashflows.

      VerticalOne completed a limited-functionality version of its system in September 1999, which was categorized as developed technology. In-process technology consists of a vastly expanded version that will support commercially necessary features such as access to multiple accounts from a single provider (e.g., two checking or cellular phone accounts) and wireless access to the system via devices such as the Palm VII personal digital assistant. These features were completed in December 1999. The technology under development also was slated to incorporate an extensive redesign of the system and related databases to improve performance and increase scalability. Development efforts related to creation of core engines to handle registration, data mining, account aggregation, display information and quick login functions, as well as product support systems that handle its interface with external content providers. Developments of additional technologies, including the wireless overlay, began in August 1999.

      Amortization and Impairment of Acquisition Intangible Assets. Amortization of acquisition intangible assets increased by $35.8 million to $40.2 million in the year ended December 31, 1999 from $4.4 million in the year ended December 31, 1998, an increase of 814%. Amortization of acquisition intangibles was 43% of total revenues in the year ended December 31, 1999 compared to 18% of total revenues in the year ended December 31, 1998. The increase related to the amortization of goodwill and other identifiable intangible assets resulting from the acquisitions of Edify, FICS, and VerticalOne. There were no impairment charges of acquisition intangible assets in the years ended December 31, 1999 and 1998.

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

Consolidated Quarterly Operating Results

      The following table shows selected unaudited consolidated quarterly statement of operations data and that data as a percentage of total revenues for the years ended December 31, 2000 and 1999. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	1999	1999	1999	1999	2000	2000	2000	2000

	(in thousands, except per share data)
Revenues:

Software licenses	$2,308	$2,330	$2,260	$12,152	$10,719	$15,330	$14,586	$11,102

Professional services	7,722	10,911	14,769	23,030	34,382	37,230	42,206	40,629

Data center	1,547	2,044	2,072	3,195	3,507	5,317	5,789	8,198

Other	423	390	5,698	2,039	1,761	1,207	1,798	127

Total revenues	$12,000	$15,675	$24,799	$40,416	$50,369	$59,084	$64,379	$60,056

Operating expenses:

Cost of software licenses	133	99	99	311	1,521	1,226	1,136	673

Cost of professional services	4,966	6,442	8,491	16,546	25,889	25,872	28,477	29,141

Cost of data center	1,687	2,029	2,163	3,129	3,352	4,806	4,915	7,298

Cost of other revenues	344	333	4,425	2,010	1,594	1,084	1,542	85

Selling and marketing	1,091	1,186	1,165	8,852	11,563	13,620	13,852	16,437

Product development	4,373	4,491	5,273	10,443	15,345	16,332	17,343	21,470

General and administrative	1,594	2,164	3,323	7,163	9,961	12,317	11,072	15,416

Depreciation and amortization	1,194	1,267	1,465	2,998	3,404	6,129	6,536	9,822

Marketing cost from warrant issued	—	—	—	715	4,600	362	—	—

Merger related costs	—	250	1,851	6,643	6,814	6,344	5,055	19,015

Acquired in-process research and development	—	—	—	59,300	—	14,100	—	—

Amortization of acquisition intangible assets	103	103	—	40,000	77,127	112,386	112,360	778,448

Total operating expenses	$15,485	$18,364	$28,255	$158,110	$161,170	$214,578	$202,288	$897,805

Operating loss	(3,485)	(2,689)	(3,456)	(117,694)	(110,801)	(155,494)	(137,909)	(837,749)

Interest income	227	527	777	706	35,593	2,498	1,809	19,799

Income tax benefit	—	—	—	—	—	—	—	4,576

Loss from continuing operations	$(3,258)	$(2,162)	$(2,679)	$(116,988)	$(75,208)	$(152,996)	$(136,100)	$(813,374)

Basic and diluted net loss per common share from continuing operations	$(0.13)	$(0.08)	$(0.10)	$(3.05)	$(1.49)	$(2.82)	$(2.46)	$(14.45)

Weighted average number of shares of common stock outstanding	24,698	26,052	27,628	38,339	50,456	54,168	55,390	56,292

	As a Percentage of Total Revenues:
Revenues:

Software licenses	19%	15%	9%	30%	21%	26%	23%	18%

Professional services	64	70	60	57	68	63	65	68

Data center	13	13	8	8	7	9	9	14

Other	4	2	23	5	4	2	3	—

Total revenues	100	100	100	100	100	100	100	100

Operating expenses:

Cost of software licenses	1	1	—	1	3	2	2	1

Cost of professional services	41	41	34	41	51	44	44	49

Cost of data center	14	13	9	8	7	8	8	12

Cost of other revenues	3	2	18	5	3	2	2	—

Selling and marketing	9	7	5	22	23	23	22	27

Product development	37	29	21	26	30	28	27	36

General and administrative	13	14	13	18	20	21	17	26

Depreciation and amortization	10	8	6	7	7	10	10	16

Marketing cost from warrant issued	—	—	—	2	9	1	—	—

Merger related costs	—	2	7	16	14	11	8	32

Acquired in-process research and development	—	—	—	147	—	24	—	—

Amortization of acquisition intangible assets	1	1	—	99	153	189	174	1296

Total operating expenses	129	118	113	392	320	363	314	1495

Operating loss	(29)	(18)	(13)	(292)	(220)	(263)	(214)	(1395)

Interest income	2	3	3	2	71	4	3	33

Income tax benefit	—	—	—	—	—	—	—	8

Loss from continuing operations	(27)%	(15)%	(10)%	(290)%	(149)%	(259)%	(211)%	(1354)%

Liquidity and Capital Resources

      Total stockholders’ equity decreased to $467.7 million as of December 31, 2000 from $990.8 million at December 31, 1999. The decrease in stockholders’ equity is attributable to the net loss of $1.2 billion for the year ended December 31, 2000, offset by $452.8 million of common stock and stock options issued in connection with the acquisitions completed during the second and fourth quarters of 2000, $232.0 million of proceeds, net of issuance costs, from the issuance of Series D Preferred Stock, $17.5 million of proceeds from the sale of common stock under the Employee Stock Purchase and Options Plans, the realized gain on the sale of investment securities available for sale and a decrease in the net unrealized gain on investment securities.

      As of December 31,2000 , we had cash and cash equivalents of $173.3 million compared to $67.9 million at December 31, 1999 and investment securities available for sale, which consisted entirely of equity securities, of $1.5 million at December 31, 2000 compared to $62.8 million at December 31, 1999.

      During the year ended December 31, 2000, cash used in operations was $150.7 million compared to cash used in operations of $30.0 million for the year ended December 31, 1999. The increase in cash used in operations between 2000 and 1999 is primarily the result of the net loss of $1,177.7 million for the period offset by non-cash charges of $1,137.1 million, the reduction of accounts payable and accrued expenses of $16.0 million and an increase in accounts receivable of $31.6 million.

      Cash provided by investing activities was $12.9 million for the year ended December 31, 2000 compared to net cash used in investing activities of $14.3 million in the comparable period of 1999. The increase in cash provided by investing activities for the year ended December 31, 2000 was the result of the proceeds from the sale of investment securities available for sale of $54.7 million and $5.3 million of cash acquired through acquisitions, which was offset by purchases of property and equipment of $41.7 million. Capital expenditures in 2000 relate to the expansion of our facilities infrastructure to accommodate our growth and the establishment of our new Data Center facilities in Asia and Europe. During the year ended December 31, 2000 investments were made in companies that are considered to have technology or products that compliment our product and services offerings.

      Cash provided by financing activities was $243.2 million for the year ended December 31, 2000 compared to $69.1 million in the comparable period of 1999. The increase relates to proceeds of $232.0 million, net of issuance costs, from the sale of preferred stock and $17.4 million in proceeds from common stock sold under the Employee Stock Purchase and Option Plans during the year ended December 31, 2000. During the year ended December 31, 1999 the Company received proceeds of $64.0 million, net of expenses, for the sale of common stock.

      Basic loss per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company’s net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company’s computation of diluted earnings per share for the year ended December 31, 2000 and 1999 was 69,591,676 and 39,993,097, respectively.

      At December 31, 2000, we had approximately $3.8 million borrowings outstanding and approximately $0.2 million available under various line of credit facilities.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

      The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues, costs and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled accumulated other comprehensive income. Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. At this time, we do not use instruments to hedge our foreign exchange exposure because the effect of foreign exchange rate fluctuations would not be material. The net liabilities of our foreign operations at December 31, 2000 were approximately $2.8 million.

      For our operating locations in countries participating in the European Union, the euro was adopted as their common legal currency effective January 1, 1999. We have not experienced any significant problems related to the euro conversion and do not expect the euro conversion to have a material impact on our results of operations.

      We are exposed to market risk from changes in our investment securities available for. At December 31, 2000, our marketable securities were recorded at fair value of approximately $1.5 million. Our investment securities have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 10% in quoted market prices. This hypothetical change would reduce the carrying value of our investment as well as our unrealized gain on investment securities available for sale which is included as a component of stockholders’ equity. This hypothetical change would have an immaterial effect on the recorded value of our investment securities available for sale.

      Our only long term liabilities are capital lease obligations at a fixed rate. Therefore, we do not believe there is any material exposure to market risk changes in interest rates relating to current or long term liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS:

Report of Independent Accountants	32

Independent Auditors’ Report	33

Consolidated Balance Sheets — December 31, 1999 and December 31, 2000	34

Consolidated Statements of Operations — For the Years Ended December 31, 1998, 1999 and 2000	35

Consolidated Statements of Cash Flows — For the Years Ended December 31, 1998, 1999 and 2000	36

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 1998, 1999 and 2000	37

Notes to Consolidated Financial Statements	38

FINANCIAL STATEMENT SCHEDULE:

For each of the three years ended December 31, 2000

II — Valuation and Qualifying Accounts	55

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of S1 Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries (the “Company”) at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2000 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Company as of December 31, 1998 and for the year then ended were audited by other independent accountants whose report dated February 4, 1999 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP
Atlanta, GA
March 26, 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
S1 Corporation:

      We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of S1 Corporation and subsidiary for the year ended December 31, 1998. In connection with our audit of the 1998 consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of S1 Corporation and subsidiary for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia
February 4, 1999

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	2000

	(in thousands except share and
	per share data)
ASSETS

Current assets:

Cash and cash equivalents	$67,850	$173,266

Investment securities available for sale (cost of $1,800 at December 31, 1999 and $143 at December, 31 2000) (note 4)	62,754	1,521

Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $8,584 at December 31, 1999 and $10,009 at December 31, 2000 (note 5)	70,136	97,134

Note receivable	1,500	—

Prepaid expenses	6,625	5,905

Other current assets	678	5,139

Total current assets	209,543	282,965

Property and equipment, net (note 5)	24,580	63,244

Intangible assets, net (note 2)	106,508	57,798

Goodwill, net (note 2)	788,293	195,428

Other assets	3,563	7,269

Total assets	$1,132,487	$606,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$29,493	$15,869

Accrued salaries and benefits	12,123	12,766

Accrued restructuring (note 8)	—	10,561

Accrued other expenses	44,122	41,870

Deferred revenues	20,469	27,471

Notes payable (note 6)	6,351	3,822

Current portion of capital lease obligation (note 10)	759	8,283

Total current liabilities	113,317	120,642

Deferred revenues	9,283	1,016

Capital lease obligation, excluding current portion (note 10)	1,086	6,226

Deferred tax liability (note 9)	15,386	10,380

Other liabilities	2,608	695

Total liabilities	141,680	138,959

Stockholders’ equity (notes 7 and 11):

Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 1,393,014 and 1,186,564 shares at December 31, 1999 and 2000, respectively	23,089	252,781

Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 48,831,243 and 57,965,770 shares at December 31, 1999 and 2000, respectively	488	580

Additional paid-in capital	1,126,607	1,610,096

Receivable from the sale of stock	(11,735)	(11,454)

Accumulated deficit	(207,927)	(1,385,605)

Accumulated other comprehensive income:

Net unrealized gains on investment securities available for sale, net of taxes	60,143	840

Cumulative foreign currency translation adjustment, net of taxes	142	507

Total stockholders’ equity	990,807	467,745

Commitments and contingencies (note 10) Total liabilities and stockholders’ equity	$1,132,487	$606,704

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1998	1999	2000

	(in thousands, except share and
		per share data)
Revenues:

Software licenses	$4,781	$19,050	$51,737

Professional services	13,747	56,432	154,447

Data center	3,181	8,858	22,811

Other	2,471	8,550	4,893

Total revenues	24,180	92,890	233,888

Operating expenses:

Cost of software licenses	503	642	4,556

Cost of professional services, including stock option compensation expense of $144, $119 and $24 for 1998 ,1999 and 2000	8,242	36,446	109,379

Cost of data center	7,218	9,008	20,371

Cost of other revenue	2,285	7,112	4,305

Selling and marketing, including stock option compensation expense of $125 and $753 for 1999 and 2000	4,723	12,294	55,472

Product development, including stock option compensation expense of $857, $544 and $1,690 for 1998, 1999 and 2000	14,625	24,580	70,490

General and administrative, including stock option compensation expense of $543, $330 and $2,916 for 1998, 1999 and 2000	5,994	14,243	48,766

Depreciation and amortization	5,347	6,924	25,891

Marketing cost from warrants issued	—	715	4,962

Merger related and restructuring costs	—	8,744	37,228

Acquired in-process research and development	—	59,300	14,100

Amortization and impairment of acquisition intangible assets	4,384	40,206	1,080,321

Total operating expenses	53,321	220,214	1,475,841

Operating loss	(29,141)	(127,324)	(1,241,953)

Interest and other income	583	2,237	59,699

Income tax benefit	—	—	4,576

Loss from continuing operations	(28,558)	(125,087)	(1,177,678)

Discontinued operations:

Loss from operations	(3,059)	—	—

Gain on sale	812	—	—

Loss from discontinued operations	(2,247)	—	—

Net loss	$(30,805)	$(125,087)	$(1,177,678)

Basic and diluted net loss per common share from continuing operations	$(1.30)	$(4.28)	$(21.77)

Basic and diluted net loss per common share from discontinued operations	(0.10)	—	—

Basic and diluted net loss per common share	$(1.40)	$(4.28)	$(21.77)

Weighted average number of shares of common stock outstanding	22,036,652	29,227,732	54,096,324

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1998	1999	2000

		(in thousands)
Cash flows from operating activities:

Net loss	$(30,805)	$(125,087)	$(1,177,678)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss from discontinued operations	3,059	—	—

Gain on sale of discontinued operations	(812)	—	—

Depreciation, amortization and impairment charges	10,006	47,130	1,106,212

Acquired in-process research and development	—	59,300	14,100

Compensation and marketing expense for options and warrants	1,544	1,833	9,977

Provision for doubtful accounts receivable and billing adjustments	871	785	6,826

Gain on the sale of investment securities available for sale	—	—	(51,733)

Benefit for deferred income taxes	—	—	(5,006)

Increase in accounts receivable	(14,213)	(27,950)	(31,567)

Decrease (increase) in prepaid expenses and other assets	110	(3,575)	(839)

Increase (decrease) in accounts payable	2,746	8,782	(13,924)

Increase (decrease) in accrued expenses and other liabilities	2,194	8,883	(2,080)

Increase (decrease) in deferred revenue	13,396	(138)	(5,000)

Net cash used in continuing operations	(11,904)	(30,037)	(150,712)

Net cash provided by discontinued operations	3,310	—	—

Net cash used in operating activities	(8,594)	(30,037)	(150,712)

Cash flows from investing activities:

Sale of banking operations	1,500	—	—

Net cash acquired through acquisitions	—	31,440	5,310

Proceeds from sale of investment securities available for sale	—	—	54,671

Investments in and advances to unconsolidated companies	—	—	(6,883)

Proceeds from payment on notes receivable	—	—	1,500

Sales of investment securities available for sale	1,983	—	—

Maturities of investment securities available for sale	8,000	—	—

Purchases of property, equipment, and purchased technology	(4,097)	(17,140)	(41,660)

Net cash provided by investing activities	7,386	14,300	12,938

Cash flows from financing activities:

Sale of preferred stock, net of expenses	10,000	—	231,957

Sale of common stock, net of expenses	970	63,957	—

Proceeds from exercise of stock options and employee stock purchase plan	3,634	11,902	17,450

Payment of notes payable	—	(6,760)	(2,538)

Payment on receivable from sale of stock	—	962	1,325

Payments on capital lease obligations	(1,070)	(955)	(5,026)

Net cash provided by financing activities	13,534	69,106	243,168

Effect of exchange rate changes on cash and cash equivalents	(208)	(23)	22

Cash held in escrow, included in other assets	(751)	—	—

Net increase in cash and cash equivalents	11,367	53,346	105,416

Cash and cash equivalents at beginning of period	3,137	14,504	67,850

Cash and cash equivalents at end of period	$14,504	$67,850	$173,266

Noncash financing and investing activities:

Issuance of common stock for purchased technology	$2,000	$—	$—

Issuance of common stock in exchange for marketable equity securities	1,800	—	—

Capital lease obligations	2,026	—	17,703

Conversion of preferred stock to common stock	768	849	2,265

Acquisition of businesses through issuance of common stock	—	960,748	459,958

Investment securities transferred to banking operations	5,557	—	—

Issuance of Series C Preferred Stock in exchange for subscription receivable	—	12,027	—

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 1998, 1999, and 2000
(in thousands, except share data)

Convertible preferred stock

	Series A		Series B

	Shares	Amount	Shares	Amount

Balance at December 31, 1997	1,251,084	$2,679	—	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Conversion of preferred stock to common stock	(614,620)	(768)	—	—

Sale of common stock, net of expenses	—	—	—	—

Issuance of preferred stock, net of expenses	—	—	749,064	10,000

Common stock issued upon the exercise of stock options	—	—	—	—

Stock option compensation	—	—	—	—

Issuance of options to acquire common and preferred stock	—	—	—	—

Issuance of common stock in exchange for purchased technology	—	—	—	—

Issuance of common stock in exchange for marketable equity securities	—	—	—	—

Cumulative foreign currency translation adjustment	—	—	—	—

Comprehensive income

Balance at December 31, 1998	636,464	$1,911	749,064	$10,000

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Conversion of preferred stock to common stock	(207,514)	(849)	—	—

Issuance of preferred stock, net of expenses	—	—	—	—

Sale of common stock, net of expenses	—	—	—	—

Payment on receivable from the sale of stock	—	—	—	—

Interest earned on receivable from the sale of stock	—	—	—	—

Common stock issued upon the	—	—	—	—

exercise of stock options	—	—	—	—

Stock option compensation	—	—	—	—

Warrant issued in connection with	—	—	—	—

marketing agreement	—	—	—	—

Issuance of common stock in connection	—	—	—	—

with acquisitions	—	—	—	—

Comprehensive income	—	—	—	—

Balance at December 31, 1999	428,950	$1,062	749,064	$10,000

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Realized gains on sale of investment securities	—	—	—	—

Conversion of preferred stock to common stock	(428,950)	(1,062)	—	—

Issuance of preferred stock, net of expenses	—	—	—	—

Payment on receivable from the sale of stock	—	—	—	—

Interest earned on receivable from the sale of stock	—	—	—	—

Common stock issued upon the exercise of

stock options and employee stock purchase	—	—	—	—

Stock option compensation	—	—	—	—

Warrant issued in connection with

marketing agreement	—	—	—	—

Issuance of common stock in connection

with acquisitions	—	—	—	—

Comprehensive income	—	—	—	—

Balance at December 31, 2000	—	$—	749,064	$10,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

Convertible preferred stock

	Series C		Series D

	Shares	Amount	Shares	Amount

Balance at December 31, 1997	—	$—	—	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Conversion of preferred stock to common stock	—	—	—	—

Sale of common stock, net of expenses	—	—	—	—

Issuance of preferred stock, net of expenses	—	—	—	—

Common stock issued upon the exercise of stock options	—	—	—	—

Stock option compensation	—	—	—	—

Issuance of options to acquire common and preferred stock	—	—	—	—

Issuance of common stock in exchange for purchased technology	—	—	—	—

Issuance of common stock in exchange for marketable equity securities	—	—	—	—

Cumulative foreign currency translation adjustment	—	—	—	—

Comprehensive income	—	—	—	—

Balance at December 31, 1998	—	$—	—	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Conversion of preferred stock to common stock	—	—	—	—

Issuance of preferred stock, net of expenses	215,000	12,027	—	—

Sale of common stock, net of expenses	—	—	—	—

Payment on receivable from the sale of stock	—	—	—	—

Interest earned on receivable from the sale of stock	—	—	—	—

Common stock issued upon the	—	—	—	—

exercise of stock options	—	—	—	—

Stock option compensation	—	—	—	—

Warrant issued in connection with	—	—	—	—

marketing agreement	—	—	—	—

Issuance of common stock in connection	—	—	—	—

with acquisitions	—	—	—	—

Comprehensive income

Balance at December 31, 1999	215,000	$12,027	—	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Realized gains on sale of investment securities	—	—	—	—

Conversion of preferred stock to common stock	(21,500)	(1,203)	—	—

Issuance of preferred stock, net of expenses	—	—	244,000	231,957

Payment on receivable from the sale of stock	—	—	—	—

Interest earned on receivable from the sale of stock	—	—	—	—

Common stock issued upon the exercise of

stock options and employee stock purchase	—	—	—	—

Stock option compensation	—	—	—	—

Warrant issued in connection with

marketing agreement	—	—	—	—

Issuance of common stock in connection

with acquisitions	—	—	—	—

Comprehensive income	—	—	—	—

Balance at December 31, 2000	193,500	$10,824	244,000	$231,957

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common stock		Additional	Receivable
			paid-in	from the sale
	Shares	Amount	capital	of stock

Balance at December 31, 1997	20,974,490	$210	$74,382	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Conversion of preferred stock to common stock	1,229,240	12	756	—

Sale of common stock, net of expenses	185,186	2	968	—

Issuance of preferred stock, net of expenses	—	—	—	—

Common stock issued upon the exercise of stock options	1,515,464	15	4,824	—

Stock option compensation	—	—	787	—

Issuance of options to acquire common and preferred stock	—	—	1,300	—

Issuance of common stock in exchange for purchased technology	363,220	4	1,996	—

Issuance of common stock in exchange for marketable equity securities	259,404	2	1,798	—

Cumulative foreign currency translation adjustment	—	—	—	—

Comprehensive income

Balance at December 31, 1998	24,527,004	$245	$86,811	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Conversion of preferred stock to common stock	415,028	4	845	—

Issuance of preferred stock, net of expenses	—	—	—	(12,027)

Sale of common stock, net of expenses	1,225,617	12	63,945	—

Payment on receivable from the sale of stock	—	—	—	962

Interest earned on receivable from the sale of stock	—	—	750	(670)

Common stock issued upon the

exercise of stock options	2,854,774	29	11,873	—

Stock option compensation	—	—	1,118	—

Warrant issued in connection with

marketing agreement	—	—	715	—

Issuance of common stock in connection

with acquisitions	19,808,820	198	960,550	—

Comprehensive income

Balance at December 31, 1999	48,831,243	$488	$1,126,607	$(11,735)

Net loss

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Realized gains on sale of investment securities	—	—	—	—

Conversion of preferred stock to common stock	900,900	9	2,256	—

Issuance of preferred stock, net of expenses	—	—	—	—

Payment on receivable from the sale of stock	—	—	—	1,325

Interest earned on receivable from the sale of stock	—	—	1,044	(1,044)

Common stock issued upon the exercise

of stock options and employee stock purchase	3,567,747	36	17,414	—

Stock option compensation	—	—	5,015	—

Warrant issued in connection with

marketing agreement	—	—	4,962	—

Issuance of common stock in connection

with acquisitions	4,665,880	47	452,798	—

Comprehensive income

Balance at December 31, 2000	57,965,770	$580	$1,610,096	$(11,454)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained	Accumulated
	earnings/	other	Total
	(accumulated	comprehensive	stockholders'	Comprehensive
	deficit)	income	equity	income

Balance at December 31, 1997	$(52,035)	$(96)	$25,140

Net loss	(30,805)	—	(30,805)	(30,805)

Change in net unrealized gains on investment securities available for sale	—	1,270	1,270	1,270

Conversion of preferred stock to common stock	—	—	—

Sale of common stock, net of expenses	—	—	970

Issuance of preferred stock, net of expenses	—	—	10,000

Common stock issued upon the exercise of stock options	—	—	4,839

Stock option compensation	—	—	787

Issuance of options to acquire common and preferred stock	—	—	1,300

Issuance of common stock in exchange for purchased technology	—	—	2,000

Issuance of common stock in exchange for marketable equity securities	—	—	1,800

Cumulative foreign currency translation adjustment	—	(72)	(72)	(72)

Comprehensive income				$(29,607)

Balance at December 31, 1998	$(82,840)	$1,102	$17,229

Net loss	(125,087)	—	(125,087)	(125,087)

Change in net unrealized gains on investment securities available for sale	—	58,818	58,818	58,818

Change in cumulative foreign currency translation adjustment	—	365	365	365

Conversion of preferred stock to common stock	—	—	—	—

Issuance of preferred stock, net of expenses	—	—	—	—

Sale of common stock, net of expenses	—	—	63,957	—

Payment on receivable from the sale of stock	—	—	962	—

Interest earned on receivable from the sale of stock	—	—	80	—

Common stock issued upon the			—

exercise of stock options	—	—	11,902	—

Stock option compensation	—	—	1,118	—

Warrant issued in connection with

marketing agreement	—	—	715	—

Issuance of common stock in connection

with acquisitions	—	—	960,748	—

Comprehensive income	—	—	—	$(65,904)

Balance at December 31, 1999	$(207,927)	$60,285	$990,807	—

Net loss	(1,177,678)	—	(1,177,678)	(1,177,678)

Change in net unrealized gains on investment securities available for sale	—	(19,120)	(19,120)	(19,120)

Change in cumulative foreign currency translation adjustment	—	364	364	364

Realized gains on sale of investment securities	—	(40,182)	(40,182)	—

Conversion of preferred stock to common stock	—	—	—	—

Issuance of preferred stock, net of expenses	—	—	231,957	—

Payment on receivable from the sale of stock	—	—	1,325	—

Interest earned on receivable from the sale of stock			—

Common stock issued upon the exercise of

stock options and employee stock purchase	—	—	—	17,450

Stock option compensation	—	—	—	5,015

Warrant issued in connection with

marketing agreement	—	—	—	4,962

Issuance of common stock in connection

with acquisitions	—	—	—	452,845

Comprehensive income	—	—	—	$(1,196,434)

Balance at December 31, 2000	$(1,385,605)	$1,347	$467,745

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1999 and 2000

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

      S1 Corporation is a global infrastructure provider of solutions for financial organizations that enable them to offer products, services and transactions over multiple delivery channels. S1 Corporation also offers product integration, training, call center technology and data center processing services. On November 10, 1999, the shareholders of Security First Technologies Corporation approved the name change of Security First Technologies Corporation to S1 Corporation (“S1” or the “Company”).

      In the fourth quarter of 1999, the Company completed the acquisitions of Edify Corporation (“Edify”), VerticalOne Corporation (“VerticalOne”) and FICS Group, N.V. (“FICS”). During the second quarter of 2000, the Company completed the acquisition of Q-Up Systems, Inc. (“Q-Up”) and Davidge Data Systems (“Davidge”). In the fourth quarter of 2000, the Company completed the acquisition of Level Next, Inc. (“Level Next”). The results of operations of these companies are included from the dates of acquisition (see further discussion in Note 3).

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

      S1 Corporation is the successor public company to Security First Network Bank (“SFNB”) as a result of the reorganization completed on September 30, 1998. The reorganization was accounted for in a manner similar to a pooling of interests and, as a result, the historical financial statements of SFNB became the historical financial statements of the Company. As more fully discussed in Note 15, the Company sold its banking operations on September 30, 1998, which have been presented as discontinued operations for the year ended December 31, 1998 in the accompanying consolidated financial statements.

      The technology market for Internet related financial services is characterized by significant risk as a result of rapid, evolving industry standards, emerging competition and frequent new product and service introductions. To a great extent, the Company’s success is dependent on the evolution of the technology markets for Internet related financial services and on its successful implementation of technology for Internet related financial services for certain large customers. Negative developments related to technology for Internet related financial services or problems in implementations for large customers could have an adverse impact on the Company’s financial position and results of operations.

      Stockholders’ equity, share and per share amounts for all periods presented have been adjusted for a two-for-one stock split effected in the form of a stock dividend paid on May 7, 1999 to holders of record on April 26, 1999.

Revenue Recognition, Deferred Revenues and Cost of Revenues

      The Company derives substantially all of its revenues from licensing software, providing professional services, and providing data center processing services.

      For software license sales, revenue is recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. When services are considered essential to the functionality of the software, the software license and the related services are recognized over the implementation period using the percentage of completion method of accounting. For software license sales where the license term does not begin until installation is complete, license and installation revenue is recognized upon completion of the installation of the software.

      A portion of the Company’s software license revenue is being recognized on a straight-line basis over either the term of the agreement or, for contracts without a term, the estimated period during which post-contract support is expected to be provided. Under these arrangements, post-contract support and maintenance were bundled as part of the license agreement and sufficient vendor specific evidence did not exist to allocate the total fee to all elements of the arrangement.

      Revenues derived from contracts to provide services on a time and materials basis are recognized as the related services are performed. Revenues from professional services, provided on a fixed fee basis, are recognized using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Professional services revenues also include reimbursable expenses and revenues from post-contract customer support and maintenance. Revenues for post-contract customer support and maintenance are recognized ratably over the contract period. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades.

      Revenue on data center arrangements involving multiple elements, which generally include implementation and transaction processing services, is allocated to the elements using the residual method. The Company has determined that its transaction processing services can be separated from the installation services as the services represent separate earnings processes, evidence of fair value exists for the transaction processing services, and the transaction processing services are not essential to the functionality of any other element in the arrangement. The Company provides similar implementation services to direct licensees and third-party data processors in arrangements that do not include transaction processing services. The Company has also provided transaction processing services in arrangements that did not include implementation services as the customer contracted with another vendor to provide such services. The Company has established verifiable, objective evidence of fair value of its transaction processing services using a consistent pricing structure in all of its arrangements, including the price the customer is required to pay when the services are sold separately. Under the data center arrangements, the customer is obligated to pay for each element of the arrangement as the services are performed. Professional services revenues are recognized on a time and materials basis as the services are performed or using the percentage of completion method, if the services are provided on a fixed fee basis. Data center processing revenues are recognized as the services are performed, and are determined based on the number of end-users of the client institutions during the period or based upon certain agreed upon contractual minimum fees.

      Deferred revenues represent payments received from customers for software licenses or services in advance of revenue recognition.

      Cost of revenues excludes charges for depreciation and amortization of property and equipment.

Financial Instruments

      Cash and cash equivalents include deposits with commercial banks with original maturities of 90 days or less.

      Investment securities consist entirely of marketable equity securities. The investment securities are classified as available for sale and are reported at fair value, with net unrealized gains or losses included as a component of accumulated other comprehensive income in stockholders’ equity. Unrealized losses on all securities that are other than temporary are reported in the statement of operations upon determination that the loss is other than temporary. The specific identification method is used in determining gains and losses on the sale of securities.

      The Company uses financial instruments in the normal course of business. The carrying values of accounts receivable, accounts payable, accrued expenses, deferred revenues and notes payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair values of the Company’s investment securities available for sale are included in Note 4 and are based on quoted market prices.

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

Other Assets

      Other assets include investments in entities that are accounted for on the cost basis. The Company assessed the recoverability of these investments at December 31, 2000 and determined that their carrying amounts are recoverable.

Product Development

      Product development includes all research and development expenses and software development costs. All research and development expenses are expensed as incurred. The Company’s policy is to expense all software development costs associated with establishing technological feasibility, which the Company defines as completion of beta testing. Because of the insignificant amount of costs incurred by the Company between completion of beta testing and customer release, the Company has not capitalized any software development costs in the accompanying consolidated financial statements.

Merger Related and Restructuring Costs

      Merger related costs include expenses related to integrating the products and platforms of the acquired companies, training personnel on the new products acquired, establishing the infrastructure and consolidating the operations of acquired companies and expenses incurred pursuing transactions that did not result in a strategic arrangement.

      In November 2000, the Company approved a restructuring plan related to the streamlining of its operations. The Company accrued exit costs related to this restructuring plan in the period the exit plan was approved (see further discussion in Note 8).

Intangible Assets and Goodwill

      Goodwill and other identifiable intangible assets relate to the Company’s acquisitions and are amortized over their estimated useful lives (ranging from eight months to five years) using the straight-line method. Purchased technology represents technology incorporated in the Company’s products and is amortized over the useful life of the purchased technology (ranging from two to three years).

      The Company evaluates the recoverability of intangible assets at the end of each period or whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, the Company uses discounted cash flows to measure fair value in determining the amount of these intangible assets that should be written off. During 2000, the Company recorded an impairment charge on the intangible assets resulting from acquisitions (see Note 2 for further discussion).

Stock Option Plans

      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

Loss Per Common Share

      Basic loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company’s net losses, the issuance of additional shares of common stock under stock options, warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been included in the Company’s computation of diluted loss per share if they had been dilutive was 31,436,512 in 1998, 39,993,097 in 1999 and 66,733,655 in 2000.

Income Taxes

      The Company uses the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

      The financial statements of the Company’s international subsidiaries are translated into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period. Currency transaction gains or losses, which are included in the results of operations, are immaterial for all periods presented. Net exchange gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in stockholders’ equity.

Reclassifications

      Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Comprehensive Income

      Effective January 1, 1998, the Company implemented Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” This standard requires that the total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit, be reported. Accordingly, those amounts relating to foreign currency translation adjustments and unrealized gains and losses on available for sale investment securities are included in other comprehensive income in the consolidated statement of changes in stockholders’ equity.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 effective January 1, 2000. The adoption of SAB 101 did not have a material effect on the Company’s consolidated financial position or results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”. The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. The Company adopted Interpretation No. 44 upon the July 1, 2000 effective date and the adoption did not have a material effect on its consolidated financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to adopt this statement when required. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations. To date, the Company has not been engaged in any derivative or hedging activities.

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement replaces Statement of Financial Accounting Standards No. 125 and is effective for transfers and servicing occurring after March 31, 2001 and, for certain provisions, fiscal years ending after December 15, 2000. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations. To date, the Company has not been engaged in activities covered by this pronouncement.

2. Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following:

	December 31,

	1999	2000

Goodwill	$830,156	$304,632

Accumulated amortization	(41,863)	(109,204)

Goodwill, net	$788,293	$195,428

Purchased and acquired technology	$65,178	$52,251

Assembled work force	20,500	12,625

Customer list	27,000	23,303

Other	44	44

	112,722	88,223

Accumulated amortization	(6,214)	(30,425)

Other intangible assets, net	$106,508	$57,798

      As disclosed in Note 1, management continually monitors its results of operations and other developments within the industry to adjust its cash flow forecast, as necessary, to determine if any adjustment is necessary to the carrying value of the Company’s intangible assets. Accordingly, during the fourth quarter of 2000, the Company recorded an impairment charge of $664.9 million to adjust the intangible assets acquired in connection with FICS, Edify, Q-Up and Davidge.

      In accordance with established policy, management of the Company evaluated the recoverability of the carrying amount of its intangible assets in light of developments during the fourth quarter of 2000. As a result of (i) significant declines in projected revenues; (ii) a significant and sustained decline in the S1 stock price since the dates of acquisition; (iii) the abandonment of certain technology related to the restructuring charge (see Note 8 for further discussion); and (iv) a reduction in workforce at FICS and Edify, management prepared an undiscounted, net operating cash flow analysis to determine if the Company’s intangible assets were recoverable. Since the undiscounted cash flow model indicated an impairment of the Company’s intangible assets, the Company used a discounted cash flow model to measure the fair value of these intangible assets which determined that the fair value of the long-lived assets was approximately $155.0 million. Accordingly, the Company wrote off $644.0 million of goodwill, $10.0 million of purchased technology, $6.9 million of assembled workforce and $4.0 million of customer lists related to the FICS, Edify, Q-Up and Davidge acquisitions. Of the $664.9 million impairment charge, $656.8 million related to the Financial Institutions segment and $8.1 million related to the Call Center Technology segment.

3. Business Acquisitions

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

      The Company issued 5,966,333 shares of common stock with a value of approximately $313.5 million for all of the outstanding shares of Edify. The Company also exchanged all outstanding options to purchase Edify stock into 1,319,044 options to purchase S1 common stock with an estimated fair value of $64.7 million. Of the total purchase price of $381.7 million, which includes $3.5 million of costs incurred directly related to the acquisition, $31.0 million was allocated to net assets acquired, $34.0 million to identifiable intangible assets, $296.7 million to goodwill and $20.0 million to in-process research and development. The liabilities assumed included approximately $2.0 million of employee termination costs, of which $0.2 million were unpaid at December 31, 2000 and $0.6 million was an adjustment to the cost of the acquired company. The in-process research and development was expensed upon the closing of the acquisition. Amounts allocated to goodwill, developed technology, and customer lists are being amortized on a straight-line basis over three years. The intangible asset related to the assembled work force is being amortized on a straight-line basis over five years.

      The Company issued 3,842,487 shares of common stock with a value of approximately $144.0 million for all of the outstanding shares of VerticalOne. Approximately, 186,360 of the total shares exchanged were issued to escrow in connection with a general indemnity provision. These shares were released in the fourth quarter of 2000. These shares were included in the purchase price as they did not relate to specific contingencies and it was not expected that any claims would arise. The Company also exchanged all outstanding options to purchase VerticalOne stock into 471,440 options to purchase S1 common stock with an estimated fair value of $17.4 million. Of the total purchase price of $179.4 million, which includes $3.0 million of acquisition costs and $15.0 million of preferred stock purchased before the closing of the acquisition, $23.4 million was allocated to net assets acquired, $22.5 million to identifiable intangible assets, $126.2 million to goodwill and $7.3 million to in-process research and development. The in-process research and development was expensed upon the closing of the acquisition. Amounts allocated to goodwill and developed technology are being amortized on a straight-line basis over three years. The intangible asset related to the assembled work force is being amortized on a straight-line basis over five years.

      The Company issued 10,000,000 shares of common stock with a value of approximately $378.9 million to acquire all of the outstanding stock of FICS. An additional 4.5 million shares of Common Stock were subject to contingent issuance pursuant to an “earn-out” (see discussion below). The Company also exchanged all outstanding options to purchase FICS stock into 1,149,638 options to purchase S1 common stock with an estimated fair value of $42.4 million. Of the total purchase price of $426.1 million, which includes $4.8 million of costs incurred directly related to the acquisition, $55.2 million was allocated to net liabilities acquired, $48.0 million to identifiable intangible assets, $401.3 million to goodwill and $32.0 million to in-process research and development. The liabilities assumed included approximately $0.5 million of lease termination costs related to the elimination of duplicate facilities, of which $0.3 million was paid in 2000 and the remaining amount was an adjustment to the cost of the acquired company. Approximately $0.8 million of fixed assets with no future value as the result of the relocation of certain facilities were written off in the purchase price allocation. A deferred tax liability of $15.2 million was recognized for the difference between the assigned values for book purposes and the tax bases of assets in accordance with SFAS 109. This amount was reduced by $5.0 million as a result of the decrease in identifiable intangible assets resulting from the impairment charge discussed in Note 2. The in-process research and development was expensed upon the closing of the acquisition. Amounts allocated to goodwill, developed technology, and customer list are being amortized on a straight-line basis over three years. The intangible asset related to the assembled work force is being amortized on a straight-line basis over five years.

      On November 27, 2000, S1 reached an agreement for the full satisfaction of the “earn-out”shares to the former shareholders of FICS. Pursuant to the terms of the FICS acquisition, the former FICS stockholders were entitled to receive up to an additional 4.5 million shares of S1 common stock under an “earn-out” if FICS met certain financial goals or signed certain large customer contracts. Although FICS did not meet its revenue goals, it signed certain large customer contracts. S1 agreed to issue a total of 1.8 million shares to the former FICS shareholders, and the remainder of the earn-out was terminated. The original 4.5 million earn-out shares were not included in the original purchase price as they were not issuable at the time of the acquisition. The company recorded a $10.0 million adjustment in the fourth quarter of 2000 to the purchase price of FICS as a result of issuing these shares.

      The Company plans to sell the Financial Reporting Systems (“FRS”) business unit of the FICS business. The expected proceeds from the sale of the FRS business unit and the projected net cash used by the FRS business during the holding period, which was expected to be one year, were taken into consideration in the purchase price allocation. Approximately $10.6 million of the total purchase price was allocated to identifiable intangible assets and approximately $1.0 million was allocated to goodwill. These amounts were included in the total purchase price of FICS. The operating loss of the FRS business excluded from the consolidated operating results of the Company for the year ended December 31, 1999 and 2000 was $0.3 million and $1.8 million, respectively. As of December 31, 2000, the FRS business unit is still held for sale. Accordingly, the results of operations for December 2000 were included in other income (expense) line of the statement of operations for the year ended December 31, 2000.

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

	(Unaudited)

	Year ending
	December 31,

	1998	1999

	(in thousands, except per
	Share data)
Net revenues	$117,055	$177,728

Net loss	(370,197)	(393,170)

Loss per share	(8.85)	(8.47)

      On April 7, 2000, the Company completed the acquisition of Q-Up, a leading provider of Internet banking and e-commerce portal solutions for financial institutions, primarily community banks. On April 13, 2000, the Company completed the acquisition of Davidge, a software company that specializes in middleware and order routing software and systems for the brokerage industry. On November 13, 2000, the Company acquired all the issued and outstanding common stock of Level Next, a privately held developer and distributor of global trade banking systems. All three acquisitions have been accounted for using the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets recorded as goodwill. The consolidated financial statements include the results of operations of Q-Up, Davidge and Level Next from the dates of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not significant. The amounts allocated to in-process research and development were based on the results of independent appraisals and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Certain related core technology was valued as existing technology and was not included in the value of the acquired in-process research and development. The value of the purchased in-process research and development was determined using an income approach. This approach involved estimating the present value of the after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. Finally, a stage of completion factor was applied to the sum of the present values of the cash flows in the projection period. The stage of completion factor was calculated giving consideration to the costs incurred to date on the in-process research and development relative to the total anticipated costs for each project.

      The Company issued 2,453,345 shares of common stock with a value of approximately $271.3 million for all of the outstanding shares of Q-Up. Approximately 236,970 of the total shares exchanged were issued to escrow in connection with a general indemnity provision. These shares were included in the purchase price as they did not relate to specific contingencies and it was not expected that any claims would arise. The Company also exchanged all outstanding options to purchase Q-Up stock into 1,381,824 options to purchase S1 common stock with an estimated fair value of $143.0 million. Of the total purchase price of $414.9 million, which includes $0.6 million of costs incurred directly related to the acquisition, $3.4 million was allocated to net assets acquired, $12.6 million to identifiable intangible assets, $384.8 million to goodwill and $14.1 million to in-process research and development. The in-process research and development was expensed upon the closing of the acquisition. Amounts allocated to goodwill, developed technology, and customer lists are being amortized on a straight-line basis over three years. The intangible asset related to the assembled work force is being amortized on a straight-line basis over five years.

      The Company issued 250,250 shares of common stock with a value of approximately $25.0 million for all of the outstanding shares of Davidge. The Company also exchanged all outstanding options to purchase Davidge stock into 17,615 options to purchase S1 common stock with an estimated fair value of $1.2 million. Of the total purchase price of $27.0 million, which includes $0.6 million of acquisition costs, $0.5 million was allocated to net assets acquired and $26.5 million to goodwill. The amount allocated to goodwill is being amortized on a straight-line basis over three years.

      The stock of Level Next was acquired in exchange for net cash consideration of $676,000 and 162,385 shares of common stock with a value of approximately $2.2 million. The cash portion of the acquisition was funded with available cash. Of the total purchase price of $2.9 million, which includes $54,000 of acquisition costs, $150,000 was allocated to net assets acquired and $2.7 million to goodwill. The amount allocated to goodwill and is being amortized on a straight-line basis over a period of three years.

4. Investment Securities Available for Sale

      At December 31, 1999 and 2000, investment securities available for sale consisted entirely of marketable equity securities.

	December 31,

	1999	2000

	(in thousands)
Cost	$1,800	$143

Fair Value	62,754	1,521

Gross unrealized gain	60,954	1,378

      Proceeds from the sales of investment securities were $2.0 million and $41.9 million in 1998 and 2000, respectively. Gross gains of approximately $4,000 in 1998 and $40.2 million in 2000 were realized on sales of investment securities. Additionally, during 2000, the Company sold other securities with net proceeds of $12.6 million and a gain of $11.6 million.

5. Other Financial Data

Property and Equipment

      A summary of property and equipment at December 31, 1999 and 2000 is as follows:

	1999	2000

	(in thousands)
Leasehold improvements	$7,058	$14,124

Furniture and fixtures	4,879	7,543

Computer equipment	19,571	60,145

Software	4,286	15,492

	35,794	97,304

Accumulated depreciation and amortization	(11,214)	(34,060)

	$24,580	$63,244

      At December 31, 1999 and 2000, approximately $3.6 million and $15.0 million, respectively, of total property and equipment is located outside of the United States.

Accounts Receivable

      Included in accounts receivable are unbilled receivables of approximately $16.6 million at December 31, 1999 and $9.3 million at December 31, 2000. The unbilled receivables are comprised primarily of revenue recognized on contracts for which billings have not been presented under the terms of the contracts at the balance sheet dates. It is anticipated that such unbilled amounts at December 31, 2000 will be received upon presentment of billings. Substantially all unbilled amounts are expected to be billed within six months.

      One customer represented 26% and 37% of total receivables at December 31, 1999 and 2000, respectively.

6. Notes Payable

      The Company had two bank notes outstanding secured by equipment at December 31, 1999. They consisted of a note with a balance of $0.4 million due on January 1, 2002 bearing interest at the prime interest rate plus 2% and a note with a balance of $1.6 million due on July 10, 2002 bearing interest at the prime interest rate plus 1.5%. The Company was required to maintain certain financial covenants. As a result of non-compliance with the covenants at December 31, 1999, the notes were classified as short-term. The notes were paid in full during 2000.

      The remaining notes payable at December 31, 1999 of approximately $4.4 million consist of lines of credit with various banks with interest rates ranging from 3.86% to 7%. The weighted average interest rate at December 31, 1999 was 4.15%. The lines of credit are due upon demand and are classified as short-term. At December 31, 1999, the Company had unused bank line of credit of approximately $2.2 million with an interest rate of 10.5%.

      At December 31, 2000, the Company had notes payable of approximately $3.8 million consisting of lines of credit with various banks with interest rates ranging from 3.65% to 6.16%. The weighted average interest rate at December 31, 2000 was 4.97%. The lines of credit are due upon demand and are classified as short-term. At December 31, 2000, the Company had an unused bank line of credit of approximately $186,000 with an interest rate of 10.5%.

7. Stockholders’ Equity

Preferred Stock

      The Company has authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as Series A Convertible Preferred Stock (“Series A”), 749,064 shares have been designated as Series B Redeemable Convertible Preferred Stock (“Series B”), 215,000 shares have been designated as Series C Redeemable Convertible Preferred Stock (“Series C”), and 244,000 have been designated as Series D Convertible Preferred Stock (“Series D”). The terms of the Series A, Series B, Series C and Series D (collectively the “Preferred Stock”) provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of the Company. Series C is non-voting and except as described below, Series A and Series B are nonvoting. Series D has voting rights equal to those of the common stockholders. Each series is entitled to vote as a single class on the following matters: (i) any amendment to any charter provision that would change the specific terms of that series which would adversely affect the rights of the holders of that series and (ii) the merger or consolidation of the Company with another corporation or the sale, lease, or conveyance (other than by mortgage or pledge) of the properties or business of the Company in exchange for securities of another corporation if Series A or Series B is to be exchanged for securities of such other corporation and if the terms of such securities are less favorable in any respect. Action requiring the separate approval of the Series A and Series B stockholders requires the approval of two-thirds of the shares of Series A and Series B then outstanding voting as a separate class. In addition, holders of the Series A and Series B are entitled to vote with the holders of common stock as if a single class, on any voluntary dissolution or liquidation of the Company. Holders of Series B also are entitled to vote with the holders of the common stock on any merger, acquisition, consolidation or other business combination involving the Company and the sale, lease or conveyance other than by mortgage or pledge of all or substantially all of the Company’s assets or properties. When the Series A votes with the common stock on a dissolution or liquidation, each share of Series A is entitled to one vote. When the Series B is entitled to vote with the common stock, the holders of Series B are entitled to the number of votes equal to the number of shares of common stock into which the Series B could be converted. Subject to certain limitations related to ownership, each share of Series A is convertible into two shares of common stock at the option of the holder. The 749,064 shares of Series B preferred are convertible at the option of the holder after October 1, 2000 into 1,070,090 shares of common stock based on a conversion price of $9.345. The number of shares of common stock into which the Series A preferred, Series B preferred and Series D are convertible is subject to adjustment. The Series B preferred is redeemable at the option of the Company through September 2000 by paying the holder $10,000,000 plus interest. Until April 30, 2002, the Series D preferred stock is convertible, at the holder’s option, into common stock at the rate of $29.283 per share. There are certain provisions that trigger mandatory conversion of Series D preferred stock and all Series D preferred stock must be converted by April 30, 2002.

Equity Transactions

      During 1998, the Company sold 185,186 shares of common stock for approximately $1 million and 749,064 shares of Series B convertible redeemable preferred stock for approximately $10 million.

      In 1998, the Company entered into a relationship with BroadVision, Inc. (“BroadVision”) whereby the Company exchanged 363,220 shares of the Company’s common stock worth $2.0 million for a software license and prepaid royalty agreement which gives the Company the right to resell the software by integrating the software with S1’s software products. In addition, the Company exchanged 259,404 shares of common stock valued at $1.8 million for 369,003 shares of BroadVision.

      As part of the sale of the banking operations to Royal Bank of Canada (“Royal Bank”), the Company issued to Royal Bank four separate options to purchase up to an aggregate $10.0 million in capital stock of the Company. In 1998, Royal Bank exercised the first option for 420,876 shares at an exercise price of $5.94 per share. In 1999, Royal Bank exercised options to purchase 382,614 shares at $6.53 per share and 347,831 shares at $7.19 per share. The fourth option for 316,232 with a per share exercise price of $7.91 was exercised in June 2000.

      On February 19, 1999, S1 entered into strategic alliances with Hewlett-Packard and Accenture, formerly known as Andersen Consulting (“Accenture”). As part of these alliances, Hewlett-Packard agreed to make a $10.0 million equity investment in the Company’s common stock and Accenture agreed to make a $4.0 million equity investment in the Company’s common stock. The stock sales closed as of April 30, 1999, with the Company issuing 254,804 shares of common stock. On February 19, 1999, Accenture received warrants to purchase up to an additional 200,000 shares of S1 common stock at $54.94 per share. The warrants will vest, if at all, in three installments of 40,000, 80,000 and 80,000 shares only if the Company enters into agreements to sell its services or license its products to specified customers as a result of its relationship with Accenture. The warrants expired in February 2001. Vested warrants expire two years from the vesting date. During 2000, 40,000 shares vested and the Company recorded a charge of $362,000 for the fair value of the warrants based on the Black-Scholes option-pricing model.

      On February 25, 1999, the Company entered into an agreement with Royal Bank under which Royal Bank purchased additional software modules and agreed to implement certain applications within S1’s Consumer Suite. Royal Bank agreed to pay $50.0 million to the Company over the next five years on the following schedule: the first $5.0 million was due to be paid no later than February 2000 with the remaining amount to be paid equally over a four year period after Royal Bank has implemented S1’s software. To date, Royal Bank has paid S1 $5.0 million to satisfy the first installment. If Royal Bank terminates its minimum payment obligation, it is required to pay a termination fee equal to 40% of the unpaid amount. In connection with this agreement, the Company issued 215,000 shares of newly designated Series C redeemable convertible preferred stock. The Company recorded a subscription receivable of $12.0 million, the estimated fair value of the preferred stock at issuance, and will reduce such subscription receivable, including imputed interest, as the related revenue is recognized. The right to convert Series C on a two-for-one basis (post-split) into the Company’s common stock will vest, if at all, in five installments based upon the payment schedule in the agreement. On February 25, 2000, the first installment of 21,500 shares vested and became convertible. These shares were converted to 43,000 shares of S1 common stock in July 2000. The remaining four installments each comprised of 48,375 shares, will vest and become convertible if Royal Bank has paid minimum fees of $11.3 million per year for the first four years following the completion date of the implementation. If the minimum fees paid by Royal Bank at any anniversary date of the completed implementation exceed the minimum fee level for the next anniversary date, Royal Bank may elect to vest in the next installment of shares. The right to convert Series C into common stock expires ninety days after the vesting date. Any shares of Series C that do not vest and become convertible into shares of common stock on or before March 31, 2004 become mandatorily redeemable by the Company for an amount equal to $0.01 per share. At December 31, 1999 and 2000, no shares of Series C were vested and convertible. On February 25, 1999, Royal Bank was granted a warrant to purchase 800,000 shares of common stock at a price of $30.00 per share. The warrant will vest in four equal installments if, as of four annual measurement dates, beginning one year after the completion of the implementation of certain applications within S1’s Consumer Suite, Royal Bank has an additional one million end-users using the S1 software. Each installment terminates if the targeted customer levels are not achieved or if an installment vests, the warrant terminates ninety days after the vesting date. At December 31, 1999 and 2000, 800,000 warrants were outstanding and none were exercisable. The terms and conditions of the agreements with Royal Bank described above are currently being reevaluated by both parties.

      On May 16, 1999, S1 and Intuit entered into a Stock Purchase and Option Agreement pursuant to which Intuit purchased 970,813 shares of S1 common stock for $50.0 million. S1 also granted Intuit options to purchase 3,629,187 and 950,000 shares of S1 common stock that vested upon the closing of the Edify and FICS acquisitions, respectively. Intuit was granted 445,000 additional options to purchase S1 common stock that may become exercisable based on the achievement of certain earn-out targets for FICS. In the fourth quarter of 2000, the Company issued 1.8 million shares to the former stockholders of FICS and terminated the remainder of the earn-out. Accordingly, 178,200 shares of the Intuit options became exercisable in the fourth quarter of 2000. All of the Intuit options were granted with an exercise price of $51.50 per share and expire on November 10, 2004. At December 31, 1999, 5,024,187 of these options were outstanding and 4,579,187 were exercisable. At December 31, 2000, 5,024,187 of these options were outstanding and 4,757,387 shares were exercisable. Concurrent with the Stock Purchase and Option Agreement, the Company and Intuit entered into a five-year cross-license and distribution agreement. Under the terms of the cross-license agreement, Intuit and the Company agreed to exchange technologies to enable delivery of interactive financial management software and Internet based financial tools. This agreement is considered a non-monetary exchange in accordance with APB 29 and accordingly, has not been given any recognition in the consolidated financial statements. Under the distribution agreement, the Company has a license to distribute Intuit products and services and will receive a royalty fee on such sales. There was no significant activity under the distribution agreement during 1999 and 2000.

      On December 23, 1999, S1 granted a vested, immediately exercisable warrant to purchase 84,994 shares of S1 common stock at $80.00 per share in connection with a pilot project and distribution agreement between a third party and a subsidiary of S1. At December 31, 1999, the warrant was outstanding and exercisable. The warrant expires on December 23, 2004. The fair value of the warrant was expensed over the term of the agreement which was approximately 60 days. The Company recorded expense of $715,000 in the year ended December 31, 1999 and $4.6 million in the year ended December 31, 2000.

      During 2000, the holders of the remaining Series A preferred stock exercised their right to exchange their shares for S1 common stock at a rate of two common shares each preferred share. Accordingly, 857,900 S1 common shares were issued. Additionally, certain holders of Series C common stock exercised their right to exchange their shares for S1 common stock at a rate of two common shares each preferred share. Accordingly, 43,000 S1 common shares were issued.

      On May 26, 2000, the Company issued 244,000 shares of newly authorized Series D convertible preferred stock to five purchasers for a total of $232.0 million, net of expenses.

8. Restructuring and Merger Related Costs

      Components of restructuring and other charges are as follows:

	1999	2000

	(in thousands)
Restructuring charge	$—	$14,746

Merger related costs	8,744	22,482

	$8,744	$37,228

      Restructuring costs. In November 2000, the Company approved a restructuring plan related to the streamlining of its operations. Management decided to discontinue development on the Edify retail banking platform. As a result of the restructuring plan, the Company reduced its work force by approximately 220 employees and closed several facilities world wide. During the fourth quarter of 2000, the Company recorded a charge for the costs associated with the exit plan of approximately $14.7 million.

      The restructuring charges and their utilization as of and for the year ended December 31, 2000 are as follows:

		Utilized	Reserve
	2000	through	Balance at
	Charges	12/31/00	12/31/00

	(in thousands)
Severance and other employee termination costs	$6,215	$(3,045)	$3,170

Lease termination costs	7,177	(415)	6,762

Other	1,354	(725)	629

	$14,746	$(4,185)	$10,561

9. Income Taxes

      The Company has not recorded an income tax benefit for 1998, 1999 or 2000 because operating losses were incurred and a valuation allowance has been recorded against substantially all of its net deferred income tax assets, primarily comprised of net operating loss carryforwards.

      Income (loss) from continuing operations before income taxes consists of the following:

	1998	1999	2000

	(in thousands)
U.S. operations	$(28,558)	$(92,440)	$(794,618)

Foreign operations	—	(32,647)	(387,636)

Total loss from continuing operations before income taxes	$(28,558)	$(125,087)	$(1,182,254)

      Income tax expense (benefit) from continuing operations is summarized as follows:

	1998		1999		2000

		(in thousands)
Current:

Federal	$	—	$	—	$—

Foreign		—		—	353

State		—		—	77

Total current	$	—	$	—	$430

Deferred:

Federal	$	—	$	—	$—

Foreign		—		—	(5,006)

State		—		—	—

Total deferred	$	—	$	—	$(5,006)

Total income tax expense (benefit)	$	—	$	—	$(4,576)

      A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to loss from continuing operations is as follows:

	1998	1999	2000

	(in thousands)
Expected income tax benefit at 35%	$(9,995)	$(43,780)	$(413,789)

State income tax benefit, net of federal benefit	(857)	(5,003)	(47,286)

Increase in valuation allowance related to current year loss	10,089	7,015	52,255

In-process R&D, goodwill amortization and other permanent items	763	41,768	404,244

Income tax expense (benefit)	$—	$—	$(4,576)

      The income tax effects of the temporary differences that give rise to the Company’s deferred income tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

	1999	2000

	(in thousands)
Deferred income tax assets:

Net operating loss carryforwards	$78,702	$121,157

Accrued expenses	9,659	12,012

Deferred revenue	8,868	8,465

Tax credit carryforwards	3,660	5,017

Property and equipment depreciation	2,172	5,747

Total gross deferred income tax assets	103,061	152,398
Valuation allowance for deferred income tax assets	(55,497)	(139,592)

Total deferred income tax assets	47,564	12,806

Deferred income tax liabilities:

Identifiable intangibles	39,146	22,185

Unrealized gain on investment securities available for Sale	23,456	537

Other	348	464

Total gross deferred income tax liabilities	62,950	23,186

Net deferred income tax liability	$15,386	$10,380

      The valuation allowance increased $10.9 million, $27.7 million and $84.1 million during the years ended December 31, 1998, 1999 and 2000, respectively. Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) future taxable income that will result from the reversal of existing taxable temporary differences and (2) future taxable income generated by future operations. Because of the uncertainties with respect to the Company’s ability to achieve and sustain profitable operations in the future, the Company has recorded a valuation allowance to offset substantially all of its net deferred income tax assets.

      During 1999, the Company acquired VerticalOne, Edify and FICS which resulted in establishing identifiable intangibles of $22.5 million, $34.0 million and $48.0 million, respectively. The identifiable intangibles created a $39.1 million deferred tax liability. The Company acquired net operating loss carryforwards in the Edify and FICS transactions of approximately $18.3 million and $45.3 million, respectively. The Company established a valuation allowance relating to the FICS carryforwards of $15.2 million. If the benefit from these net operating loss carryforwards is realized, the Company will reduce goodwill recorded in connection with the FICS transaction. The net operating loss carryforwards for which a valuation allowance was not established were utilized to offset the deferred tax liabilities created by the identifiable intangibles. An additional valuation allowance of $4.0 million was established in 2000 relating to the FICS net operating loss carryforwards. During 2000, the Company acquired Q-Up which resulted in establishing identifiable intangibles of $12.6 million. The identifiable intangibles created a $4.9 million deferred tax liability. The impairment of the FICS intangible assets included identifiable intangible assets that resulted in a deferred benefit of $5.0 million.

      As shown in the table of deferred taxes above, the deferred income tax liability related to the unrealized gain on investment securities available for sale is offset against the Company’s deferred tax assets. The resulting credit from the reversal of the valuation allowance is recorded in the consolidated statement of stockholders’ equity and comprehensive income (loss).

      At December 31, 2000, the Company has domestic and foreign net operating loss carryforwards and tax credit carryforwards of approximately $260.8 million, $56.0 million and $5.0 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2020 unless utilized, the foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2020. The Company’s domestic net operating loss carryforwards at December 31, 2000 include $116.8 million in income tax deductions related to stock options which will be reflected as a credit to additional paid-in capital when realized. The acquisitions of VerticalOne, Edify and FICS created ownership changes for federal tax purposes. The result of an ownership change is to limit a company’s ability to utilize its net operating loss and credit carryforwards based on the valuation of the company. Due to the value of the companies at the time of their respective ownership change, the limitation of net operating loss and credit carryforwards is not expected to be meaningful.

10. Commitments and Contingencies

Lease Commitments

      The Company and its subsidiaries lease office facilities and computer equipment under non-cancelable operating lease agreements, which expire at various dates through 2013. Total rental expense under these leases was $1,638,000, $5,817,000 and $18,474,000 in 1998, 1999 and 2000, respectively. Future minimum annual payments under non-cancelable operating lease agreements are as follows:

Year Ending
December 31,

(in thousands)
2001	14,068

2002	15,216

2003	13,378

2004	10,559

2005	8,044

Thereafter	32,437

$93,702

      Property and equipment as of December 31, 1999 includes computer equipment under a capital lease with original cost and accumulated depreciation of approximately $6.3 million and $5.1 million, respectively. Property and equipment as of December 31,

2000 includes computer equipment under a capital lease with original cost and accumulated depreciation of approximately $24.1 million and $10.5 million, respectively. Future minimum annual lease payments for the capital lease as of December 31, 2000 are as follows (in thousands):

2001	$8,283

2002	6,278

2003	1,700

2004	60

$16,321

Less amount representing interest	1,812

14,509

Less current portion	8,283

Long-term capital lease obligations	$6,226

Cash Held in Escrow

      At December 31, 2000, the Company had $250,000 in cash in an escrow account that was established as a result of the termination of a data center facilities management agreement. Provided there have been no indemnification claims, this cash can be removed escrow in the fourth quarter of 2001.

      At December 31, 2000, the Company had approximately $148,000 cash on deposit with a bank to guarantee certain rent payments.

Intellectual Property Settlement

      In November 1998, Edify entered into an agreement with Lucent Technologies Inc. (“Lucent”) under which each company released the other from claims of past infringement and settled patent disputes that had been ongoing since 1996. Under the agreement, Edify agreed to pay Lucent a minimum annual royalty fee of approximately $500,000 up to a maximum of approximately $700,000 in each of the fiscal years from 1999 to 2004. In addition, in fiscal years 2005 and 2006, if Edify exceeds certain targets that are specified in the Lucent agreement, the Company will be required to pay additional amounts. In 2000, the Company paid Lucent $570,000 under this agreement.

Contractual Commitments

      In the normal course of business, the Company enters into contracts with customers. These contracts contain commitments including, but not limited to, minimum standards and time frames against which the Company’s performance is measured. In the event the Company does not meet its contractual commitments with its customers, the Company may incur penalties and/or certain customers may have the right to terminate their contracts with the Company. The Company does not believe that it will fail to meet its contractual commitments to an extent that will result in a material adverse effect on its financial position or results of operations.

Litigation

      Commencing May 8, 2000, several substantially similar complaints were filed in the United States District Court in Atlanta, Georgia against S1, Michel Akkermans, James Mahan and Robert Stockwell alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20 of the Securities Exchange Act of 1934. The named plaintiffs seek to represent a class of all persons who purchased S1 shares between November 2, 1999 and May 2, 2000. Their complaints assert generally that S1 and the individuals defendants made or authorized the issuance of false and misleading statements concerning the anticipated performance of S1, which they claim led to artificial inflation of the price at which S1’s shares were traded. S1 expects that several cases will be consolidated into one proceeding. S1 believes that the allegations in these complaints are wholly devoid of merit, and it and the individual defendants intend to defend themselves vigorously against these claims.

      Other than the foregoing, there are no material pending legal proceedings to which S1 or its subsidiaries are a party or of which any of our property or the property of our subsidiaries is the subject, other than ordinary routine litigation incidental to our business.

11. Stock Option Plans

      The Company maintains certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 22,146,000 shares of the Company’s common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year terms and generally vest and become exercisable ratably over four years from the date of grant. At December 31, 2000, there were 1,246,000 shares available for future grants under the plans.

      During 1999, in connection with the acquisitions of Edify, VerticalOne and FICS, the Company exchanged 1,319,044, 471,440 and 1,149,638 options to purchase shares of S1 common stock, respectively, for all the outstanding options of Edify, VerticalOne and FICS. During 2000, in connection with the acquisitions of Q-Up and Davidge, the Company exchanged 1,381,824 and 17,615 options to purchase S1 common stock respectively. The fair value of these options was included in the purchase price. During 1999, in conjunction with the merger agreements, approximately 3,160,000 new options were granted to employees of Edify, FICS and VerticalOne. During 2000, in conjunction with the merger agreements, approximately 908,000 new options were granted to employees of Davidge and Level Next.

      During 1999, the Company granted approximately 1,450,000 stock options which will fully vest at the end of five years with accelerated vesting based on the achievement of certain performance targets during fiscal years 1999 through 2002. Two performance goals are in place for each of these years. For each performance target achieved, 12.5% of the options will vest in the year following the achievement of the target. Vesting related to performance targets not met may be earned in subsequent years. As of December 31, 2000, one performance goal had been met resulting in the vesting of 12.5% of the shares.

      Upon the acquisition of SBD, the Company granted 550,000 stock options to the former SBD employees which became exercisable upon the achievement of certain performance and software development goals during 1998 and 1999.

      For stock options granted where the exercise price was less than the market price of the stock on the date of grant, the per share weighted-average exercise price was $0.52, $38.38 and $7.82 and the per share weighted average fair value was $3.30, $43.76 and $9.35 for stock options granted during 1998, 1999 and 2000, respectively. For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $4.21, $35.05, and $30.64 and the per share weighed-average fair value was $4.04, $32.73 and $24.54 for stock options granted during 1998, 1999 and 2000, respectively. The fair values were determined using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of -0-%, risk-free interest rate of 5.2% in 1998, 5.8% in 1999 and 6.0% in 2000, expected volatility of 94.2% in 1998, 102.0% in 1999 and 109.0% in 2000, and as expected life of 10 years.

      The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, compensation cost in the amount of approximately $2.0 (including approximately $0.5 million included in discontinued operations), $1.1 million and $5.0 million has been recognized in 1998, 1999 and 2000, respectively, relating to stock options granted with exercise prices less than the market price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the unaudited pro forma amounts indicated below:

	1998	1999	2000

Net loss:

As reported	$(30,805)	$(125,087)	$(1,177,678)

Pro forma (unaudited)	(33,118)	(141,199)	(1,257,495)

Basic and diluted net loss per common share:

As reported	$(1.40)	$(4.28)	$(21.77)

Pro forma (unaudited)	(1.51)	(4.83)	(23.25)

      A summary of the Company’s stock options as of December 31, 1997, 1998 and 1999, and changes during the years ended on those dates is presented below:

	1998		1999		2000

		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at Beginning of Year	7,754	$1.38	7,752	$2.08	16,457	$20.27

Granted	2,008	4.21	8,108	35.80	7,999	24.14

Options exchanged in acquisitions	—	—	2,940	12.20	1,399	60.02

Exercised	(1,094)	1.09	(2,121)	3.02	(3,030)	3.65

Forfeited/Canceled	(916)	2.14	(222)	10.21	(1,955)	34.23

Outstanding at End of Year	7,752	$2.08	16,457	$20.27	20,870	$25.52

Exercisable at End of Year	3,998	$1.23	5,309	$3.20	5,280	$14.54

      The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted-
		average	Weighted-		Weighted-
	Number of	Remaining	average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price

$0.32 —1.97	2,407	5.75	$0.68	2,180	$0.60

2.23 — 7.81	3,822	8.51	5.19	1,088	4.18

8.06 — 11.38	2,724	9.58	8.50	119	11.37

11.44 — 19.26	2,603	8.54	15.56	275	14.80

19.83 — 38.52	3,673	8.57	32.26	884	33.64

39.06 — 59.75	2,985	8.93	47.79	714	48.03

66.50 — 98.75	2,656	9.21	69.66	20	74.04

0.32 — 98.75	20,870	8.49	$25.52	5,280	$14.54

12. Employee Benefit Plans

401(k) Plan

      The Company provides a 401(k) Retirement Savings Plan (the “Plan”) for substantially all of its full-time employees in the United States. Benefit plans of acquired companies will be merged with the Plan and all full-time employees will be included in the Company’s plan. Each participant in the Plan may elect to contribute from 1% to 15% of his or her annual compensation to the Plan. The Company, at its discretion, may make matching contributions to the Plan. The Company is currently matching up to 4% of the employees compensation, first to the Company’s stock fund $1 for each dollar contributed by the employee and second to the remaining investment funds $.25 for each dollar contributed by the employee. Beginning January 1, 2000, the Company’s discretionary match changed to 100% of the Company’s stock fund, up to 4% of the employees’ compensation. The Company’s contributions to the Plan charged to expense for 1998, 1999 and 2000 were approximately $286,000, $526,000 and $2,975,000, respectively.

Employee Stock Purchase Plan

      Under the Company’s Employee Stock Purchase Plan (ESPP), each employee of the Company who is customarily employed at least twenty hours per week over a five month period, is eligible to purchase the Company’s common stock at a 15% discount. The ESPP was adopted during 1999 and there were no shares issued under the plan as of December 31, 1999. There were 161,826 shares issued at an average price of $22.32 under the ESPP during the year ended December 31, 2000.

13. Major Customers and International Revenues

Major Customers

      For the year ended December 31, 1998, two customers represented 39% and 12% of total revenues, respectively. For the year ended December 31, 1999, two customers represented 40% and 12% of total revenues, respectively. For the year ended December 31, 2000, one customer represented 31% of total revenues. Revenue from one customer was greater than 10% of total revenues in all three years.

International Revenues

      Revenues from international customers represented approximately 7%, 12% and 20% of total revenues for the years ended December 31, 1998, 1999 and 2000, respectively.

14. Related Party Transactions

      During the latter part of 1996, among its ordinary course of research and development activities, the Company started a project known as “WebTone”. After the assessment phase of the WebTone project was completed, the board of directors determined not to proceed with the WebTone project. With the board’s full knowledge and agreement, the former Chairman of the board of SFNB, Michael C. McChesney, created and funded his own company to develop WebTone. In undertaking these activities, Mr. McChesney and the board agreed to enter into some form of arrangement for a future business relationship.

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

      In November 1999, the Company entered into a three-year license and reseller agreement with WebTone whereby the Company received a license to use the WebTone software for internal purposes and to resell to its customers. In exchange, WebTone received a license to market and demonstrate the S1 software to its customers. This agreement is considered a non-monetary exchange in accordance with APB 29 and accordingly, has not been given any accounting recognition in the consolidated financial statements. There was no significant activity under this agreement during 1999 and 2000.

      In May 2000, the Company made an additional investment in WebTone of $1.0 million.

      The Company performed certain administrative and technical services for WebTone amounting to approximately $192,000 in 1998, $47,000 in 1999 and $24,000 in 2000. The Company’s former Chief Executive Officer and current Chairman of the Board of Directors is on the Board of Directors of WebTone. As of December 31, 1999 and 2000, respectively, the Company had a receivable from WebTone related to these services of $90,000 and $39,000. Additionally, during 2000, Webtone paid $242,000 for space subleased from the Company and $85,000 to purchase some furniture and fixtures in the subleased space.

      During 1998, 1999 and 2000, the Company paid a technology consulting company, McCall Consulting Group, approximately $1.1 million, $3.0 million and $4.4 million, respectively, for consulting services. As of December 31, 1999 and 2000, S1 has a payable to McCall Consulting Group of $91,000 and $234,000, respectively. The president of McCall Consulting Group is a director of the Company.

      In February 1999, S1 and Accenture entered into a strategic partnership. S1 issued a warrant to purchase 200,000 shares of S1 common stock to Accenture in February 1999. The number of shares represented by the warrant was adjusted to reflect the May 1999 two-for-one split of S1’s common stock. In April 1999, S1 issued 72,800 shares of S1 common stock to an affiliate of Accenture. Jackson L. Wilson, Jr., a director of S1, is a member of the Executive Committee of Accenture. In 1999, S1 and Accenture paid each other for work done on contracts where the other entity was the primary contractor. S1 paid Accenture a total of $10.0 million for such work and Accenture paid S1 a total of $627,000. In 2000, S1 and Accenture paid each other for work done on contracts where the other entity was the primary contractor. S1 paid Accenture a total of $25.6 million for such work and Accenture paid S1 a total of $192,000. At December 31, 1999, the accounts receivable due from Accenture was $270,000. At December 31, 2000, S1 has a net payable to Accenture of $2.9 million.

15. Discontinued Operations

      On September 30, 1998, the Company completed the sale of its banking operations to the Royal Bank, through one of its U.S. based subsidiaries. Royal Bank paid $3 million in excess of the net assets sold less a $1.5 million holdback for indemnification which was reflected as a note receivable in the 1999 consolidated balance sheet. The Company received a payment of $1.5 million in 2000. The banking operations included substantially all of the loans and investment securities and deposit relationships of SFNB and were legally separated from the technology operations through the formation of a holding company. The Company recorded a gain of $812,000 on the sale of the banking operations which included a $1.3 million charge related to the estimated fair value of options to purchase the Company’s capital stock issued to Royal Bank in connection with the sale of the banking operations.

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

16. Segment Disclosures

      S1 operates in three business segments: Financial Institutions, Call Center Technology and Internet Aggregation Services. The Financial Institutions segment builds, delivers and operates integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to the S1 data center. The Financial Institutions segment provides highly customized solutions to large global and national financial institutions, as well as solutions that require little or no customization and are primarily sold to community and regional banks. Through the Call Center Technology segment, the Company offers interactive voice response and voice e-commerce technology. The Internet Aggregation Services segment provides technology that enables consumers to aggregate personal account information from multiple sources. In January 2001, the Company sold its VerticalOne subsidiary to Yodlee.com, Inc. in a stock-for-stock merger as discussed further in Note 17.

      The Company evaluates the performance of its operating segments based on revenues, direct costs, gross margins and operating expenses, excluding depreciation and amortization, marketing cost from warrants issued, merger related and restructuring costs, acquired in-process research and development, interest and investment income and amortization and impairment of acquisition intangible assets. In addition, the Company provides general and administrative services to the operating segments on a shared services basis and does not allocate these costs to the individual segments, therefore general and administrative costs are included in the other category. The Company does not produce reports that measure the performance according to any asset-based metrics.

      The following table sets out the statement of operations by segment for 1999 and 2000. During 1998, the Company’s entire operations were in the Financial Institutions segment.

	1999

	Financial	Internet	Call Center
	Institutions	Aggregation	Technology	Other	Total

	(in thousands)
Revenues:

Software licenses	$13,422	$—	$5,628	$—	$19,050

Professional services	54,110	—	2,322	—	56,432

Data center	8,853	5	—	—	8,858

Other	8,550	—	—	—	8,550

Total revenues	84,935	5	7,950	—	92,890

Operating expenses:

Cost of software licenses	356	—	286	—	642

Cost of professional services	34,913	—	1,533	—	36,446

Cost of data center	8,906	102	—	—	9,008

Cost of other revenue	7,112	—	—	—	7,112

Selling and marketing	8,297	889	3,108	—	12,294

Product development	21,118	1,573	1,889	—	24,580

General and administrative	—	—	—	14,243	14,243

Total operating expense	80,702	2,564	6,816	14,243	104,325

Operating income (loss)	$4,233	$(2,559)	$1,134	$(14,243)	$(11,435)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000

	Financial	Internet	Call Center
	Institutions	Aggregation	Technology	Other	Total

	(in thousands)
Revenues:

Software licenses	$24,393	$—	$27,344	$—	$51,737

Professional services	137,951	—	16,496	—	154,447

Data center	20,578	2,233	—	—	22,811

Other	4,893	—	—	—	4,893

Total revenues	187,815	2,233	43,840	—	233,888

Operating expenses:

Cost of software licenses	901	—	3,655	—	4,556

Cost of professional services	98,946	—	10,433	—	109,379

Cost of data center	18,501	1,870	—	—	20,371

Cost of other revenue	4,305	—	—	—	4,305

Selling and marketing	33,155	5,914	16,403	—	55,472

Product development	50,225	11,081	9,184	—	70,490

General and administrative	—	—	—	48,766	48,766

Total operating expense	206,033	18,865	39,675	48,766	313,339

Operating income (loss)	$(18,218)	(16,632)	$4,165	$(48,766)	$(79,451)

17. Subsequent Event

      On January 18, 2001, the Company sold its VerticalOne subsidiary to Yodlee.com, Inc. in a stock-for-stock merger. Under the terms of the agreement, S1 received an approximate 32% ownership interest in Yodlee. The Company anticipates that it will record a loss of $85.7 million on the transaction. The investment in Yodlee will be accounted for on the equity basis. The Company will be a reseller of account aggregation services through its relationship with Yodlee.

* * *

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

		Additions
	Balance
	at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
Description	of period	expenses	accounts		Deductions		period

	(In thousands)
Year ended December 31, 1998:

Allowance for doubtful accounts	$257	871	—		713	(1)	$415

Valuation allowance for deferred taxes	$16,932	10,876	—		—		$27,808

Year ended December 31, 1999:

Allowance for doubtful accounts	$415	785	7,929	(2)	545	(1)	$8,584

Valuation allowance for deferred taxes	$27,808	7,015	44,130	(3)	23,456	(4)	$55,497

Year ended December 31, 2000:

Allowance for doubtful accounts	$8,584	6,826	—		5,401	(1)	$10,009

Valuation allowance for deferred taxes	$55,497	52,255	32,377	(3)	537	(4)	$139,592

(1)	Accounts deemed to be uncollectible and written off during the year.

(2)	Allowances related to companies acquired.

(3)	Allowances related to companies acquired and stock option expense.

(4)	Allowance related to investment securities available for sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

      Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information regarding the directors and executive officers of the Corporation is omitted from this report as the Corporation shall file its definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      Information regarding compensation of executive officers and directors is omitted from this report as the Corporation shall file its definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included therein (excluding the Compensation Committee Report on Executive Compensation and the Performance of our Common Stock information) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by this Item is omitted from this report as the Corporation shall file its definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding certain relationships and related transactions is omitted from this report as the Corporation shall file its definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included therein is incorporated herein by reference.

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

      (3) The exhibits listed are filed as part of this report and incorporated herein by reference:

Exhibit
No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ending December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Certificate of Designation for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

3.6	Certificate of Designations for S1’s Series D Convertible Preferred Stock (filed as Exhibit 3 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

3.7	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 4.7 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.3	Specimen certificate for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 4.10 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).

4.4	Specimen certificate for S1’s Series D Convertible Preferred Stock (filed as Exhibit 4 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

10.1	Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc.,

Security First Network Bank (“SFNB”) and S1, as amended on June 5, 1998 (attached as Appendix C to the Proxy Statement/Prospectus that formed a part of S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on June 5, 1998 and incorporated herein by reference).

10.2	Registration Rights Agreement, dated as of February 25, 1999, by and among S1, Royal Bank of Canada and RBC Holdings (Delaware) Inc. (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).

10.3	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on April 30, 1999 (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

10.5	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as amended on April 30, 1999 (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

10.6	Warrant, dated February 19, 1999, issued by S1 to Andersen Consulting LLP (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

10.7	Warrant, dated February 25, 1999, issued by S1 to Royal Bank of Canada (filed as Exhibit 10.5 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

10.8	Stock Purchase and Option Agreement, dated as of May 16, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).

10.9	Amendment No. 1 to Stock Purchase and Option Agreement, dated as of November 2, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 9, 1999 and incorporated herein by reference).

10.10	Agreement and Plan of Merger, dated as of May 16, 1999, by and among S1, Sahara Strategy Corporation and Edify Corporation (filed as Exhibit 2.2 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).

10.11	Stock Purchase Agreement II, dated as of September 21, 1999, by and among S1 and the individuals and entities who are signatories thereto and for the limited purposes set forth therein FICS Group N.V., as amended by Amendment to Stock Purchase Agreement II, dated as of October 7, 1999 (filed as Annex B to Prospectus/Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).

10.12	Amendment No. 2 to Stock Purchase Agreement II, made as of November 27, 2000, by and among S1, the individuals and entities that are signatories thereto and FICS Group N.V.

10.13	Share Purchase Agreement II, dated as of September 21, 1999, by and among S1 Europe Holdings N.V. and the stockholders of FICS Group N.V. who are signatories thereto, and for the limited purposes stated therein, S1 and FICS Group N.V., as amended by Amendment to Share Purchase Agreement II, dated as of October 7, 1999 (filed as Annex A to Prospectus/Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).

10.14	Amendment No. 2 to Share Purchase Agreement II, made as of November 27, 2000, by and among S1 Europe Holdings, N.V., each of the former stockholders of FICS Group N.V. who were signatories to the original agreement, S1 and FICS Group N.V.

10.15	Agreement and Plan of Merger, dated as of September 23, 1999, by and among S1, VerticalOne Acquisition Corporation and VerticalOne Corporation (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on October 1, 1999 and incorporated herein by reference).

10.16	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ending December 31, 1999 and incorporated herein by reference).

10.17	Agreement and Plan of Merger, dated as of March 6, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and for the limited purposes set forth therein certain of the Q-Up shareholders who are signatories thereto (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 and incorporated herein by reference).

10.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 15, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and the shareholders of Q-Up who are signatories thereto (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 and incorporated herein by reference).

10.19	Stock Purchase Agreement, dated as of May 25, 2000, by and among S1 and the purchasers identified on Exhibit A thereto (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

10.20	Registration Rights Agreement, dated as of May 25, 2000, by and among S1 and each holder of Series D Preferred Stock listed on Schedule 1 attached thereto (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

10.21	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000 and incorporated herein by reference).

10.22	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

10.23	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 and incorporated herein by reference).*

10.24	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.25	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000 and incorporated herein by reference).*

10.26	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.27	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000 and incorporated herein by reference).*

10.28	Letter Agreement, dated as of September 23, 1999, by and between S1 and Gregg Freishtat (filed as Exhibit 10.20 to S1’s Annual Report on Form 10-K for the fiscal year ending December 31, 1999 and incorporated herein by reference).*

10.29	Letter Agreement, dated May 12, 2000, between S1 and Gregg S. Freishtat (filed as Exhibit 10 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000 and incorporated herein by reference).*

10.30	Management Agreement, dated as of December 4, 1998, by and among FICS, Michael Akkermans and Pamica N.V. (filed as Exhibit 10.21 to S1’s Annual Report on Form 10-K for the fiscal year ending December 31, 1999 and incorporated herein by reference).*

10.31	Employment Agreement, entered into as of November 24, 2000, by and between S1 and Jaime Ellertson.*

10.32	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of November 24, 2000, between Jaime Ellertson and S1.*

10.33	Employment Agreement, entered into as of August 14, 2000, by and between S1 and Daniel H. Drechsel (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000 and incorporated herein by reference).*

10.34	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of August 14, 2000, between Daniel H. Drechsel and S1.*

21	Subsidiaries of S1.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP.

*	Management contract or compensatory plan.

(b)	Reports on Form 8-K

      S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended December 31, 2000:

Current Report on Form 8-K filed with the SEC on November 3, 2000 (date of report November 2, 2000) (attaching a press release announcing S1’s plans to streamline its operations).

Current Report on Form 8-K filed with the SEC on November 8, 2000 (date of report November 7, 2000) (attaching a press release describing S1’s results of operations for the third quarter 2000 and attaching materials related to an analyst conference call.

Current Report on Form 8-K filed with the SEC on November 28, 2000 (date of report November 27, 2000) (attaching a press release announcing the appointment of Jaime W. Ellertson as S1’s new Chief Executive Officer, the resignation of Michel Akkermans as Chairman and the appointment of James S. Mahan III as S1’s new Chairman. S1 also announced that it had reached an agreement for the partial payment of the “earn-out”shares to the former shareholders of FICS Group, N.V.).

Current Report on Form 8-K filed with the SEC on December 1, 2000 (date of report December 1, 2000) (attaching a press release announcing that S1 had reached an agreement to merge its wholly-owned subsidiary, VerticalOne Corporation, with a subsidiary of Yodlee, Inc.)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2001.

S1 CORPORATION

By: /s/ JAIME W. ELLERTSON Jaime W. Ellertson Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2001.

Name	Title

/s/ JAIME W. ELLERTSON Jaime W. Ellertson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT F. STOCKWELL Robert F. Stockwell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES S. MAHAN, III James S. Mahan, III	Chairman of the Board

/s/ ROBERT W. COPELAN Robert W. Copelan, D.V.M	Director

/s/ DAVID C. HODGSON David C. Hodgson	Director

/s/ JOSEPH S. MCCALL Joseph S. McCall	Director

/s/ HOWARD J. RUNNION, JR. Howard J. Runnion, Jr.	Director

/s/ JACKSON L. WILSON, JR. Jackson L. Wilson, Jr.	Director

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ending December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Certificate of Designation for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

3.6	Certificate of Designations for S1’s Series D Convertible Preferred Stock (filed as Exhibit 3 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

3.7	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 4.7 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.3	Specimen certificate for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 4.10 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).

4.4	Specimen certificate for S1’s Series D Convertible Preferred Stock (filed as Exhibit 4 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

10.1	Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc., Security First Network Bank (“SFNB”) and S1, as amended on June 5, 1998 (attached as Appendix C to the Proxy Statement/Prospectus that formed a part of S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on June 5, 1998 and incorporated herein by reference).

10.2	Registration Rights Agreement, dated as of February 25, 1999, by and among S1, Royal Bank of Canada and RBC Holdings (Delaware) Inc. (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).

10.3	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on April 30, 1999 (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

10.5	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as amended on April 30, 1999 (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

10.6	Warrant, dated February 19, 1999, issued by S1 to Andersen Consulting LLP (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

10.7	Warrant, dated February 25, 1999, issued by S1 to Royal Bank of Canada (filed as Exhibit 10.5 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 and incorporated herein by reference).

10.8	Stock Purchase and Option Agreement, dated as of May 16, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).

10.9	Amendment No. 1 to Stock Purchase and Option Agreement, dated as of November 2, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 9, 1999 and incorporated herein by reference).

10.10	Agreement and Plan of Merger, dated as of May 16, 1999, by and among S1, Sahara Strategy Corporation and Edify Corporation (filed as Exhibit 2.2 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).

10.11	Stock Purchase Agreement II, dated as of September 21, 1999, by and among S1 and the individuals and entities who are signatories thereto and for the limited purposes set forth therein FICS Group N.V., as amended by Amendment to Stock Purchase Agreement II, dated as of October 7, 1999 (filed as Annex B to Prospectus/Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).

10.12	Amendment No. 2 to Stock Purchase Agreement II, made as of November 27, 2000, by and among S1, the individuals and entities that are signatories thereto and FICS Group N.V.

10.13	Share Purchase Agreement II, dated as of September 21, 1999, by and among S1 Europe Holdings N.V. and the stockholders of FICS Group N.V. who are signatories thereto, and for the limited purposes stated therein, S1 and FICS Group N.V., as amended by Amendment to Share Purchase Agreement II, dated as of October 7, 1999 (filed as Annex A to Prospectus/Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).

10.14	Amendment No. 2 to Share Purchase Agreement II, made as of November 27, 2000, by and among S1 Europe Holdings, N.V., each of the former stockholders of FICS Group N.V. who were signatories to the original agreement, S1 and FICS Group N.V.

10.15	Agreement and Plan of Merger, dated as of September 23, 1999, by and among S1, VerticalOne Acquisition Corporation and VerticalOne Corporation (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on October 1, 1999 and incorporated herein by reference).

10.16	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ending December 31, 1999 and incorporated herein by reference).

10.17	Agreement and Plan of Merger, dated as of March 6, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and for the limited purposes set forth therein certain of the Q-Up shareholders who are signatories thereto (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 and incorporated herein by reference).

10.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 15, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and the shareholders of Q-Up who are signatories thereto (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 and incorporated herein by reference).

10.19	Stock Purchase Agreement, dated as of May 25, 2000, by and among S1 and the purchasers identified on Exhibit A thereto (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

10.20	Registration Rights Agreement, dated as of May 25, 2000, by and among S1 and each holder of Series D Preferred Stock listed on Schedule 1 attached thereto (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

10.21	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000 and incorporated herein by reference).

10.22	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

10.23	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000 and incorporated herein by reference).*

10.24	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.25	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000 and incorporated herein by reference).*

10.26	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.27	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000 and incorporated herein by reference).*

10.28	Letter Agreement, dated as of September 23, 1999, by and between S1 and Gregg Freishtat (filed as Exhibit 10.20 to S1’s Annual Report on Form 10-K for the fiscal year ending December 31, 1999 and incorporated herein by reference).*

10.29	Letter Agreement, dated May 12, 2000, between S1 and Gregg S. Freishtat (filed as Exhibit 10 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000 and incorporated herein by reference).*

10.30	Management Agreement, dated as of December 4, 1998, by and among FICS, Michael Akkermans and Pamica N.V. (filed as Exhibit 10.21 to S1’s Annual Report on Form 10-K for the fiscal year ending December 31,

1999 and incorporated herein by reference).*

10.31	Employment Agreement, entered into as of November 24, 2000, by and between S1 and Jaime Ellertson.*

10.32	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of November 24, 2000, between Jaime Ellertson and S1.*

10.33	Employment Agreement, entered into as of August 14, 2000, by and between S1 and Daniel H. Drechsel (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000 and incorporated herein by reference).*

10.34	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of August 14, 2000, between Daniel H. Drechsel and S1.*

21	Subsidiaries of S1.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP.

*	Management contract or compensatory plan.