Form 10-K/A
period 2000-12-31
S1 CORP /DE/
filed 2001-04-04
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

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

      Explanatory Note:

      This amendment to S1 Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001, is filed to correct the misalignment of certain figures in the financial statement entitled “S1 Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity” of Item 8 to Part II of the Form 10-K. The line items affected are: “Common stock issued upon the exercise of stock options and employee stock purchase,” “Stock option compensation,” “Warrant issued in connection with marketing agreement” and “Issuance of common stock in connection with acquisitions.” During the Edgarization process, the figures corresponding to the above-mentioned line items were inadvertently placed in the “Comprehensive income” column instead of the “Total stockholders’ equity” column. The Company has made no further changes to its Annual Report on Form 10-K filed with the SEC on April 2, 2001.

PART II

Item 8. Financial Statements and Supplementary Data.

      The financial statement entitled “S1 Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity” of Item 8 is hereby amended and restated as follows:

S1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 1998, 1999, and 2000
(in thousands, except share data)

Convertible preferred stock

	Series A		Series B

	Shares	Amount	Shares	Amount

Balance at December 31, 1997	1,251,084	$2,679	—	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Conversion of preferred stock to common stock	(614,620)	(768)	—	—

Sale of common stock, net of expenses	—	—	—	—

Issuance of preferred stock, net of expenses	—	—	749,064	10,000

Common stock issued upon the exercise of stock options	—	—	—	—

Stock option compensation	—	—	—	—

Issuance of options to acquire common and preferred stock	—	—	—	—

Issuance of common stock in exchange for purchased technology	—	—	—	—

Issuance of common stock in exchange for marketable equity securities	—	—	—	—

Cumulative foreign currency translation adjustment	—	—	—	—

Comprehensive income

Balance at December 31, 1998	636,464	$1,911	749,064	$10,000

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Conversion of preferred stock to common stock	(207,514)	(849)	—	—

Issuance of preferred stock, net of expenses	—	—	—	—

Sale of common stock, net of expenses	—	—	—	—

Payment on receivable from the sale of stock	—	—	—	—

Interest earned on receivable from the sale of stock	—	—	—	—

Common stock issued upon the exercise of stock options	—	—	—	—

Stock option compensation	—	—	—	—

Warrant issued in connection with marketing agreement	—	—	—	—

Issuance of common stock in connection with acquisitions	—	—	—	—

Comprehensive income	—	—	—	—

Balance at December 31, 1999	428,950	$1,062	749,064	$10,000

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Realized gains on sale of investment securities	—	—	—	—

Conversion of preferred stock to common stock	(428,950)	(1,062)	—	—

Issuance of preferred stock, net of expenses	—	—	—	—

Payment on receivable from the sale of stock	—	—	—	—

Interest earned on receivable from the sale of stock	—	—	—	—

Common stock issued upon the exercise of stock options and employee stock purchase	—	—	—	—

Stock option compensation	—	—	—	—

Warrant issued in connection with marketing agreement	—	—	—	—

Issuance of common stock in connection with acquisitions	—	—	—	—

Comprehensive income	—	—	—	—

Balance at December 31, 2000	—	$—	749,064	$10,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

Convertible preferred stock

	Series C		Series D

	Shares	Amount	Shares	Amount

Balance at December 31, 1997	—	$—	—	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Conversion of preferred stock to common stock	—	—	—	—

Sale of common stock, net of expenses	—	—	—	—

Issuance of preferred stock, net of expenses	—	—	—	—

Common stock issued upon the exercise of stock options	—	—	—	—

Stock option compensation	—	—	—	—

Issuance of options to acquire common and preferred stock	—	—	—	—

Issuance of common stock in exchange for purchased technology	—	—	—	—

Issuance of common stock in exchange for marketable equity securities	—	—	—	—

Cumulative foreign currency translation adjustment	—	—	—	—

Comprehensive income	—	—	—	—

Balance at December 31, 1998	—	$—	—	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Conversion of preferred stock to common stock	—	—	—	—

Issuance of preferred stock, net of expenses	215,000	12,027	—	—

Sale of common stock, net of expenses	—	—	—	—

Payment on receivable from the sale of stock	—	—	—	—

Interest earned on receivable from the sale of stock	—	—	—	—

Common stock issued upon the exercise of stock options	—	—	—	—

Stock option compensation	—	—	—	—

Warrant issued in connection with marketing agreement	—	—	—	—

Issuance of common stock in connection with acquisitions	—	—	—	—

Comprehensive income

Balance at December 31, 1999	215,000	$12,027	—	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Realized gains on sale of investment securities	—	—	—	—

Conversion of preferred stock to common stock	(21,500)	(1,203)	—	—

Issuance of preferred stock, net of expenses	—	—	244,000	231,957

Payment on receivable from the sale of stock	—	—	—	—

Interest earned on receivable from the sale of stock	—	—	—	—

Common stock issued upon the exercise of stock options and employee stock purchase	—	—	—	—

Stock option compensation	—	—	—	—

Warrant issued in connection with marketing agreement	—	—	—	—

Issuance of common stock in connection with acquisitions	—	—	—	—

Comprehensive income	—	—	—	—

Balance at December 31, 2000	193,500	$10,824	244,000	$231,957

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common stock		Additional	Receivable
			paid-in	from the sale
	Shares	Amount	capital	of stock

Balance at December 31, 1997	20,974,490	$210	$74,382	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Conversion of preferred stock to common stock	1,229,240	12	756	—

Sale of common stock, net of expenses	185,186	2	968	—

Issuance of preferred stock, net of expenses	—	—	—	—

Common stock issued upon the exercise of stock options	1,515,464	15	4,824	—

Stock option compensation	—	—	787	—

Issuance of options to acquire common and preferred stock	—	—	1,300	—

Issuance of common stock in exchange for purchased technology	363,220	4	1,996	—

Issuance of common stock in exchange for marketable equity securities	259,404	2	1,798	—

Cumulative foreign currency translation adjustment	—	—	—	—

Comprehensive income

Balance at December 31, 1998	24,527,004	$245	$86,811	$—

Net loss	—	—	—	—

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Conversion of preferred stock to common stock	415,028	4	845	—

Issuance of preferred stock, net of expenses	—	—	—	(12,027)

Sale of common stock, net of expenses	1,225,617	12	63,945	—

Payment on receivable from the sale of stock	—	—	—	962

Interest earned on receivable from the sale of stock	—	—	750	(670)

Common stock issued upon the exercise of stock options	2,854,774	29	11,873	—

Stock option compensation	—	—	1,118	—

Warrant issued in connection with marketing agreement	—	—	715	—

Issuance of common stock in connection with acquisitions	19,808,820	198	960,550	—

Comprehensive income

Balance at December 31, 1999	48,831,243	$488	$1,126,607	$(11,735)

Net loss

Change in net unrealized gains on investment securities available for sale	—	—	—	—

Change in cumulative foreign currency translation adjustment	—	—	—	—

Realized gains on sale of investment securities	—	—	—	—

Conversion of preferred stock to common stock	900,900	9	2,256	—

Issuance of preferred stock, net of expenses	—	—	—	—

Payment on receivable from the sale of stock	—	—	—	1,325

Interest earned on receivable from the sale of stock	—	—	1,044	(1,044)

Common stock issued upon the exercise of stock options and employee stock purchase	3,567,747	36	17,414	—

Stock option compensation	—	—	5,015	—

Warrant issued in connection with marketing agreement	—	—	4,962	—

Issuance of common stock in connection with acquisitions	4,665,880	47	452,798	—

Comprehensive income

Balance at December 31, 2000	57,965,770	$580	$1,610,096	$(11,454)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained	Accumulated
	earnings/	other	Total
	(accumulated	comprehensive	stockholders'	Comprehensive
	deficit)	income	equity	income

Balance at December 31, 1997	$(52,035)	$(96)	$25,140

Net loss	(30,805)	—	(30,805)	(30,805)

Change in net unrealized gains on investment securities available for sale	—	1,270	1,270	1,270

Conversion of preferred stock to common stock	—	—	—

Sale of common stock, net of expenses	—	—	970

Issuance of preferred stock, net of expenses	—	—	10,000

Common stock issued upon the exercise of stock options	—	—	4,839

Stock option compensation	—	—	787

Issuance of options to acquire common and preferred stock	—	—	1,300

Issuance of common stock in exchange for purchased technology	—	—	2,000

Issuance of common stock in exchange for marketable equity securities	—	—	1,800

Cumulative foreign currency translation adjustment	—	(72)	(72)	(72)

Comprehensive income				$(29,607)

Balance at December 31, 1998	$(82,840)	$1,102	$17,229

Net loss	(125,087)	—	(125,087)	(125,087)

Change in net unrealized gains on investment securities available for sale	—	58,818	58,818	58,818

Change in cumulative foreign currency translation adjustment	—	365	365	365

Conversion of preferred stock to common stock	—	—	—	—

Issuance of preferred stock, net of expenses	—	—	—	—

Sale of common stock, net of expenses	—	—	63,957	—

Payment on receivable from the sale of stock	—	—	962	—

Interest earned on receivable from the sale of stock	—	—	80	—

Common stock issued upon the exercise of stock options	—	—	11,902	—

Stock option compensation	—	—	1,118	—

Warrant issued in connection with marketing agreement	—	—	715	—

Issuance of common stock in connection with acquisitions	—	—	960,748	—

Comprehensive income	—	—	—	$(65,904)

Balance at December 31, 1999	$(207,927)	$60,285	$990,807	—

Net loss	(1,177,678)	—	(1,177,678)	(1,177,678)

Change in net unrealized gains on investment securities available for sale	—	(19,120)	(19,120)	(19,120)

Change in cumulative foreign currency translation adjustment	—	364	364	364

Realized gains on sale of investment securities	—	(40,182)	(40,182)	—

Conversion of preferred stock to common stock	—	—	—	—

Issuance of preferred stock, net of expenses	—	—	231,957	—

Payment on receivable from the sale of stock	—	—	1,325	—

Interest earned on receivable from the sale of stock			—

Common stock issued upon the exercise of stock options and employee stock purchase	—	—	17,450	—

Stock option compensation	—	—	5,015	—

Warrant issued in connection with marketing agreement	—	—	4,962	—

Issuance of common stock in connection with acquisitions	—	—	452,845	—

Comprehensive income	—	—	—	$(1,196,434)

Balance at December 31, 2000	$(1,385,605)	$1,347	$467,745

See accompanying notes to consolidated financial statements.

2

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned hereunto duly authorized.

S1 CORPORATION
(Registrant)

/s/ Robert F. Stockwell Robert F. Stockwell
Chief Financial Officer

       Date: April 3, 2001