Form 10-Q
period 2001-03-31
S1 CORP /DE/
filed 2001-05-15
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

      Yes    X    No____

      Shares of common stock outstanding as of May 9, 2001: 58,638,230

Part 1 – Financial Information
Item 1 – Financial Statements

S1 CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2001	2000

Assets	(Unaudited )	(Audited )

Current assets:

Cash and cash equivalents	$139,887	$173,266

Investment securities available for sale (cost of $31 at

March 31, 2001 and $143 at December 31, 2000)	232	1,521

Accounts receivable, net of allowance for doubtful accounts and billing

adjustments of $8,478 at March 31, 2001 and $10,009 at December 31, 2000	80,140	97,134

Prepaid expenses	7,792	5,905

Other current assets	2,025	5,139

Total current assets	230,076	282,965

Property and equipment, net	52,500	63,244

Investment in equity interest of affiliate	57,871	—

Intangible assets, net	39,740	57,798

Goodwill, net	101,322	195,428

Other assets	7,241	7,269

Total assets	$488,750	$606,704

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$17,594	$15,869

Accrued salaries and benefits	11,652	12,766

Accrued restructuring	6,954	10,561

Accrued other expenses	23,317	41,870

Deferred revenues	28,431	27,471

Notes payable	3,496	3,822

Current portion of capital lease obligation	5,601	8,283

Total current liabilities	97,045	120,642

Deferred revenues	893	1,016

Capital lease obligation, excluding current portion	6,947	6,226

Deferred tax liability	8,930	10,380

Other liabilities	359	695

Total liabilities	114,174	138,959

Stockholders’ equity:

Preferred stock, $0.01 par value. Authorized 25,000,000 shares

Issued and outstanding 1,186,564 shares at

March 31, 2001 and December 31, 2000	252,781	252,781

Common stock, $0.01 par value. Authorized 350,000,000

shares. Issued and outstanding 58,414,190 and 57,965,770

shares at March 31, 2001 and December 31, 2000, respectively	584	580

Additional paid-in capital	1,612,363	1,610,096

Receivable from the sale of stock	(11,683)	(11,454)

Accumulated deficit	(1,477,668)	(1,385,605)

Accumulated other comprehensive income (loss):

Net unrealized gains on investment securities available for sale, net of taxes	123	840

Cumulative foreign currency translation adjustment	(1,924)	507

Total stockholders’ equity	374,576	467,745

Total liabilities and stockholders’ equity	$488,750	$606,704

See accompanying notes to unaudited consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,

	2001	2000

Revenues:

Software licenses	$13,806	$10,719

Professional services	38,606	34,382

Data center	10,238	3,507

Other	455	1,761

Total revenues	63,105	50,369

Operating expenses:

Cost of software licenses	1,377	1,521

Cost of professional services, including stock compensation expense of $5 in 2000	26,246	25,889

Cost of data center	6,750	3,352

Cost of other revenue	360	1,594

Selling and marketing, including stock compensation expense of $157 in 2000	11,822	11,563

Product development, including stock compensation expense of $353 in 2000	13,517	15,345

General and administrative, including stock compensation expense of $245 in 2001 and $610 in 2000, respectively	12,833	9,961

Depreciation and amortization	7,373	3,404

Marketing cost from warrant issued	—	4,600

Merger related costs	—	6,814

Amortization of acquisition intangibles	20,406	77,127

Total operating expenses	100,684	161,170

Operating loss	(37,579)	(110,801)

Interest and investment income	2,646	35,593

Loss on sale of subsidiary	(52,302)	—

Equity interest in net loss of affiliate	(5,029)	—

	(92,264)	(75,208)

Income tax benefit	202	—

Net loss	$(92,062)	$(75,208)

Basic and diluted net loss per common share	$(1.58)	$(1.49)

Weighted average common shares outstanding	58,176,056	50,456,210

See accompanying notes to unaudited consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,

	2001	2000

	(In thousands)
Cash flows from operating activities:

Net loss	$(92,062)	$(75,208)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization including acquisition charges	27,779	80,531

Loss on sale of subsidiary	52,302	—

Equity interest in net loss of affiliate	5,029	—

Compensation and marketing expense for stock options and warrants	245	5,725

Provision for doubtful accounts receivable and billing adjustments	1,035	923

Gain on the sale of investment securities available for sale	(931)	(34,818)

Changes in assets and liabilities, excluding effects of divestiture:

Decrease in accounts receivable	13,582	5,551

Decrease (increase) in prepaid expenses and other assets	846	(1,496)

Increase (decrease) in accounts payable	1,943	(11,050)

(Decrease) increase in accrued expenses and other liabilities	(28,034)	10,560

Increase (decrease) in deferred revenue	2,370	(2,108)

Net cash used in operating activities	(15,896)	(21,390)

Cash flows from investing activities:

Net cash transferred with subsidiary sold	(15,000)	—

Proceeds from sales of investment securities available for sale	1,044	36,546

Investments in and advances to unconsolidated companies	—	(5,538)

Purchases of property and equipment and purchased technology	(2,637)	(8,933)

Net cash (used in) provided by investing activities	(16,593)	22,075

Cash flows from financing activities:

Proceeds from payment on subscription receivable	—	240

Proceeds from sale of common stock under employee stock purchase and option plans	1,619	9,170

Payments on capital lease obligations	(1,961)	(315)

Payments on borrowings	(326)	(2,432)

Net cash (used in) provided by financing activities	(668)	6,663

Effect of exchange rate changes on cash	(222)	(89)

Net (decrease) increase in cash and cash equivalents	(33,379)	7,259

Cash and cash equivalents at beginning of period	173,266	67,850

Cash and cash equivalents at end of period	$139,887	$75,109

Noncash investing and financing activities:

Equity interest in affiliate received in connection with subsidiary sold	$62,900	—

Conversion of preferred stock to common stock	—	$414

See accompanying notes to unaudited consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background and Basis of Presentation

      S1 Corporation (“S1” or the “Company”) is a leading global provider of innovative eFinance solutions and services that are centered on banking, brokerage and insurance. S1 is enabling financial service providers to create a complete Integrated eFinance Experience™ by delivering the tools necessary to meet the evolving demands of their customers across various lines of businesses, market segments and delivery channels. Through its Open eFinance Architecture™, S1 offers a broad range of applications that empower financial institutions to increase revenue, strengthen customer relationships and gain competitive advantage. Additionally, through the Company’s professional services organization, S1 applications can be implemented in-house or hosted in an S1 Data Center.

      The consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries. Investments in affiliated entities, which the Company does not manage and of which it owns between 20% and 50% are accounted for under the equity method. Significant inter-company accounts and transactions have been eliminated in consolidation.

      The December 31, 2000 data in the Consolidated Balance Sheet is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s 2000 Annual Report on Form 10-K. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001.

      In November 1999, the Company completed the acquisition of FICS Group, N.V. (“FICS”) which included the Financial Reporting Systems (“FRS”) business unit, which was held for sale. During 2001, the Company determined that a reasonable market for the sale of FRS did not exist and determined to continue operating these activities for the foreseeable future. Accordingly, the results of operations, which are not considered to be material, have been included in the Company’s first quarter 2001 results in the Financial Institutions segment. The results of operations were not included in the Company’s 2000 operating results and are considered to be immaterial.

2.	Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted this statement effective January 1, 2001 and it did not have a material impact on the consolidated financial statements. To date, the Company has not been engaged in any derivative or hedging activities.

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

3.	Loss on Sale of Subsidiary and Equity Interest in Net Loss of Affiliate

      On January 16, 2001, the Company merged its VerticalOne subsidiary withYodlee.com, Inc. (“Yodlee”) in a stock-for-stock transaction. Under the terms of the transaction, the Company received an approximate 33% ownership interest in Yodlee. Upon the merger, the Company recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of the Company’s interest in Yodlee. The investment in Yodlee is being accounted for on the equity basis. The Company is a reseller of account aggregation services through its relationship with Yodlee. During the first quarter of 2001, the Company recorded a non-cash charge of $5.0 million based on its equity interest in the net loss of the affiliate.

4.	Commitments and Contingencies

      In the second quarter of 2000, the Company was named in a number of shareholder lawsuits, all of which subsequently were consolidated into a single complaint. While the ultimate results and outcomes of these actions and claims cannot be determined, management does not expect that they will have a material adverse effect on the Company’s results of operations or financial position.

5.	Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,

	2001	2000

Net loss	$(92,062)	$(75,208)

Foreign currency translation adjustment	(2,431)	192

Unrealized gain (loss) on investment securities available for sale, net of taxes	213	(243)

Comprehensive loss	$(94,280)	$(75,259)

6.	Restructuring Charge

      In November 2000, the Company approved a restructuring plan related to the streamlining of its worldwide operations. During the fourth quarter of 2000, the Company recorded approximately a $14.7 million charge for the costs associated with the restructuring plan and utilized approximately $4.2 million of the charge during the fourth quarter. The table below reflects the activity in accrued restructuring during the first quarter of 2001 (in thousands):

	Reserve		Reserve
	Balance at		Balance at
	December 31,	Amounts	March 31,
	2000	Utilized	2001

Severance and other employee temination costs	$3,170	$(2,506)	$664

Lease termination costs	6,762	(838)	5,924

Other	629	(263)	366

	$10,561	$(3,607)	$6,954

7.	Segment Reporting

      During 2001, we are operating and managing the Company in two business segments: Financial Institutions and Call Center Technology. The Financial Institutions segment builds, delivers and operates integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or outsourced to the S1 Data Centers. Through the Call Center Technology segment, we offer interactive voice response and voice e-commerce technology. In 2000, through our VerticalOne subsidiary we operated a third segment, the Internet Aggregation Services segment, which provided technology that enables consumers to aggregate personal account information from multiple sources. In January 2001, we merged our VerticalOne subsidiary with Yodlee, and accordingly, in 2001 we no longer operate this segment.

      We evaluate the performance of the operating segments based on revenues, direct costs and operating income, excluding depreciation and amortization, marketing cost from warrant issued, merger related costs and amortization of acquisition intangibles. In addition, the Company provides general and administrative services to the operating segments on a shared service basis and therefore, the general and administrative costs are included in the other category. The Company does not produce reports that measure the performance according to any asset-based metrics.

		Three Months Ended March 31, 2001 (Unaudited)

			(in thousands)
		Call	Internet
	Financial	Center	Aggre-
	Institutions	Technology	gation	Other	Total

Revenues	$52,398	$10,707	$—	$—	$63,105

Operating expenses:

Cost of revenue	31,672	3,061	—	—	34,733

Selling and marketing	6,700	5,122	—	—	11,822

Product development	11,046	2,471	—	—	13,517

General and administrative	—	—	—	12,833	12,833

Total operating expense	49,418	10,654	—	12,833	72,905

Operating income (loss)	$2,980	$53	$—	$(12,833)	$(9,800)

		Three Months Ended March 31, 2000 (Unaudited)

			(in thousands)
		Call	Internet
	Financial	Center	Aggre-
	Institutions	Technology	gation	Other	Total

Revenues	$39,589	$10,466	$314	$—	$50,369

Operating expenses:

Cost of revenue	28,123	4,030	203	—	32,356

Selling and marketing	6,871	3,538	1,154	—	11,563

Product development	11,263	1,556	2,526	—	15,345

General and administrative	—	—	—	9,961	9,961

Total operating expense	46,257	9,124	3,883	9,961	69,225

Operating income (loss)	$(6,668)	$1,342	$(3,569)	$(9,961)	$(18,856)

8.	Stockholders’ Equity

      Basic net loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company’s net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of common shares that would have been used in the Company’s computation of diluted earnings per share for the three month period ended March 31, 2001 and 2000 was 69,435,649 and 66,757,024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Form 10-K, as amended for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

      The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes appearing elsewhere herein and in our Form 10-K, as amended for the year ended December 31, 2000.

General

      During 2000, we operated and managed our Company in three business segments: Financial Institutions, Call Center Technology and Internet Aggregation. In January 2001, we merged our VerticalOne subsidiary, which comprised the Internet Aggregation segment, with Yodlee. Accordingly, in 2001 the Internet Aggregation segment has been eliminated.

      During the fourth quarter of 2000, the Company approved a restructuring plan related to the streamlining of its worldwide operations. The Company continues to review its cost structure on a worldwide basis and continues to look for additional ways to streamline its operations. As a result of this review, the Company may implement additional restructuring plans in future periods.

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

      In August 1999, we opened a new Data Center in the U.S. to accommodate our clients’ increasing outsourcing needs. In 2000, we established a Data Center in the U.K. for our European operations and a Data Center in Singapore for our Asia/Pacific regional operations. We generally earn recurring revenues for end users processed for our clients through our Data Centers.

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

S1 Corporation and Subsidiaries
Selected Financial Data
(Dollars in thousands)

	Three Months Ended
	March 31,

	3/31/01	3/31/00

Revenues:

Software licenses	$13,806	$10,719

Professional services	38,606	34,382

Data center	10,238	3,507

Other	455	1,761

Total revenues	63,105	50,369

Direct costs:

Software licenses	1,377	1,521

Professional services	26,246	25,889

Data center	6,750	3,352

Other	360	1,594

Total direct costs	34,733	32,356

Gross margin	28,372	18,013

Operating expenses:

Selling and marketing	11,822	11,563

Product development	13,517	15,345

General and adminstrative	12,833	9,961

	38,172	36,869

	(9,800)	(18,856)

Depreciation and amortization	7,373	3,404

Marketing cost from warrant issued	—	4,600

Merger related costs	—	6,814

Amortization of intangibles	20,406	77,127

Net loss from operations	(37,579)	(110,801)

Loss on sale of subsidiary	(52,302)	—

Equity in net loss of affiliate	(5,029)	—

Interest & investment income	2,646	35,593

	(92,264)	(75,208)

Income tax benefit	202	—

	$(92,062)	$(75,208)

Gross margin %:

Software licenses	90%	86%

Professional services	32%	25%

Data center	34%	4%

Other	21%	9%

	45%	36%

% of total revenues:

Operating expenses:

Selling and marketing	19%	23%

Product development	21%	30%

General and adminstrative	20%	20%

	60%	73%

Comparison of the three months ended March 31, 2001 and March 31, 2000

      In 2001, we operate and manage our business in two segments: Financial Institutions and Call Center Technology. The following is a discussion of the results of the Company for 2001 as compared to 2000. The discussion includes an analysis of costs that are not allocated to segments, including depreciation and amortization, marketing cost from warrants issued, merger related and restructuring costs and amortization and impairment of acquisition intangibles. In addition, we provide general and administrative services to the operating segments and we do not allocate these costs to the individual segments. A discussion of the operating segments, including revenues, direct costs, gross margins, sales and marketing costs and product development costs follows the consolidated operations discussion.

Consolidated Operations

      Revenues, Direct Costs and Gross Margins. Total revenues increased by $12.7 million to $63.1 million for the three months ended March 31, 2001 from $50.4 million for the three months ended March 31, 2000, an increase of 25%. Approximately $7.1 million of the increase in total revenues is attributable to the two acquisitions completed in the second quarter of 2000 and the inclusion in the current period of the results of operation of certain activities related to financial reporting that had previously been held for sale. The primary components of revenue for the three months ended March 31, 2001 were $13.8 million in software license fees, $38.6 million in professional services fees, $10.2 million in data center fees and $0.5 million in other revenue. Direct costs increased by $2.4 million to $34.7 million for the three months ended March 31, 2001 from $32.4 million for the three months ended March 31, 2000, and increase of 7%. Approximately $2.4 million of the increase in direct costs is attributed to the two acquisitions completed in the second quarter of 2000. Gross margins were 45% and 36% of total revenues for the first quarter of 2001 and 2000, respectively.

      Selling and Marketing and Product Development Expenses. Total selling and marketing and product development expenses decreased by $1.6 million to $25.3 million for the three months ended March 31, 2001 from $26.9 million for the three months ended March 31, 2000. These expenses are discussed further in the Segment Analysis section.

      General and Administrative Expenses. General and administrative expenses increased by $2.9 million to $12.8 million for the three months ended March 31, 2001 from $10.0 million for the three months ended March 31, 2000. General and administrative expenses represented 20% and 20% of total revenues for the first quarter of 2001 and 2000, respectively. The increase in general and administrative expenses resulted from expenses to increase personnel required to manage the growth of our business as well as to establish a global infrastructure.

      Depreciation and Amortization. Depreciation and amortization expenses increased by $4.0 million to $7.4 million for the three months ended March 31, 2001 from $3.4 million for the three months ended March 31, 2000, an increase of 117%. Depreciation and amortization expenses were 12% and 7% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The increase is primarily the result of the acquisition of additional equipment for data center customers and the build out of the new data centers in Singapore and the UK. We anticipate that the depreciation and amortization related to the new data centers will continue to increase as the new UK data center went into full production during the fourth quarter of 2000 and as new and existing customers expand their activities in the data centers.

      Marketing Cost for Warrant Issued. The Company recorded $4.6 million of marketing costs for the three months ended March 31, 2000 for a warrant issued in connection with a pilot project and distribution agreement between a third-party and one of our subsidiaries. The fair value of the warrant was determined based on the Black-Scholes option-pricing model.

      Merger Related and Restructuring Costs. During the first quarter of 2000 the Company incurred merger-related costs of $6.8 million. The merger related costs were related to the three acquisitions completed in the fourth quarter of 1999. These costs were incurred to integrate the products and platforms of the acquired companies, to train personnel on the new products acquired, and to build the infrastructure necessary to support a global operation.

      Amortization of Acquisition Intangible Assets. Amortization of acquisition intangible assets decreased $56.7 million to $20.4 million for the three months ended March 31, 2001 from $77.1 million for the three months ended March 31, 2000. The decrease in amortization of goodwill and other identifiable intangible assets resulted from an impairment charge taken in the fourth quarter of 2000. We continually monitor the results of operations and other developments within the industry to adjust cash flow forecasts, as necessary, to determine if any adjustment is necessary to the carrying value of the our intangible assets. Management determined that no such charge was required in the first quarter of 2001.

      Loss on Sale of Subsidiary and Equity Interest in Net Loss of Affiliate. On January 16, 2001, the Company merged its VerticalOne subsidiary with Yodlee.com, Inc. in a stock-for-stock merger. Under the terms of the transaction, the Company received an approximate 33% ownership interest in Yodlee. Upon the sale, the Company recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of the Company’s interest in Yodlee. The investment in Yodlee is being accounted for on the equity basis. The Company is a reseller of account aggregation services through its relationship with Yodlee. During the first quarter of 2001, the Company recorded a non-cash charge of $5.0 million based on its equity interest in the net loss of the affiliate.

Financial Institutions Segment

	Three Months Ended
	March 31,

	3/31/01	3/31/00

	(in thousands)
Revenues:

Software licenses	$8,101	$3,666

Professional services	33,604	30,969

Data center	10,238	3,193

Other	455	1,761

Total revenues	52,398	39,589

Direct costs:

Software licenses	67	24

Professional services	24,495	23,351

Data center	6,750	3,154

Other	360	1,594

Total direct costs	31,672	28,123

Gross margin	20,726	11,466

Operating expenses:

Selling and marketing	6,700	6,871

Product development	11,046	11,263

	17,746	18,134

Segment operating income (loss)	$2,980	$(6,668)

Gross margin %:

Software licenses	99%	99%

Professional services	27%	25%

Data center	34%	1%

Other	21%	9%

	40%	29%

% of segment revenues:

Operating expenses:

Selling and marketing	13%	17%

Product development	21%	28%

	34%	45%

      General. In the second quarter of 2000, we completed the acquisitions of Q-Up and Davidge whose results are included in the Financial Institutions segment. Approximately $7.1 million of $12.8 million increase segment revenues is attributable to these acquisitions and the inclusion in the current period of the results of operations of FRS that had previously been held for sale.

      Revenues, Direct Costs and Gross Margins. Total revenues increased by $12.8 million to $52.4 million for the three months ended March 31, 2001 from $39.6 million for the three months ended March 31, 2000, an increase of 32%. The primary components of revenue in the first quarter of 2001 were $8.1 million in software license fees, $33.6 million in professional service fees, $10.2 million in data center fees and $0.5 million of other revenue. Direct costs increased by $3.5 million to $31.7 million for the three months ended March 31, 2001 from $28.1 million for the three months ended March 31, 2000, an increase of 13%. The gross margin for the first quarter of 2001 was 40% compared to 29% of total revenues in the first quarter of 2000.

      Software licenses. Software license fees increased by $4.4 million to $8.1 million for the three months ended March 31, 2001 from $3.7 million for the three months ended March 31, 2000, an increase of 121%. Software license fees represented 15% of total segment revenues for the three months ended March 31, 2001 as compared to 9% of total segment revenues for the three months ended March 31, 2000. Substantially all of the increase in license revenue relates to the acquisitions of Q-Up and Davidge in the second quarter of 2000.

      Direct software license costs are minimal as the segment builds most of the components of its software products. The gross margin on software licenses was 99% for the three months ended March 31, 2001 and 2000.

      Professional services. Professional services revenues increased by $2.6 million to $33.6 million for the three months ended March 31, 2001 from $31.0 million for the three months ended March 31, 2000, an increase of 9%. Professional services revenues represented 64% of total revenues for the three months ended March 31, 2001 compared to 78% of total revenues for the three months ended March 31, 2000.

      Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services increased by $1.1 million to $24.5 million for the three months ended March 31, 2001 from $23.4 million for the three months ended March 31, 2000, an increase of 5%. Gross margin on professional services for the first quarter of 2001 and 2000 was 27% and 25%, respectively.

      Data Center. Data Center revenues increased by $7.0 million to $10.2 million for the three months ended March 31, 2001 from $3.2 million for the three months ended March 31, 2000, an increase of 221%. Data Center revenues represented 20% of total segment revenues for the three months ended March 31, 2001 compared to 8% of total segment revenues for the three months ended March 31, 2000. We anticipate that data center revenues will continue to grow both domestically and internationally as a result of the new data centers in the UK and Singapore, which were opened in 2000.

      Direct data center costs consist of personnel and infrastructure to support customer installations. Direct costs associated with data center services increased by $3.6 million to $6.8 million for the three months ended March 31, 2001 from $3.2 million for the three months ended March 31, 2000, an increase of 114%. The increase in cost is primarily attributed to additional personnel and infrastructure necessary to support new customers, to add new applications for our existing customers and to operate our new data centers in the UK and Singapore. The gross margin for the data centers was 34% for the three months ended March 31, 2001, compared to 1% for the three months ended March 31, 2000.

      Other. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues decreased by $1.3 million to

$0.5 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000, a decrease of 74%. Other revenues represented 1% and 4% of total segment revenues for the three months ended March 31, 2001 and 2000, respectively.

Operating Expenses. Operating expenses, which includes selling and marketing and product development expenses remained stable for the three months ended March 31, 2001 and 2000. Selling and marketing expenses were 13% and 17% of total revenues for the three months ended March 31, 2001 and 2000, respectively. Product development expenses were 21% and 28% of total revenues for the three months ended March 31, 2001 and 2000, respectively.

Call Center Technology Segment

	Three Months Ended
	March 31,

	3/31/01	3/31/00

	(in thousands)
Revenues:

Software licenses	$5,705	$7,053

Professional services	5,002	3,413

Total revenues	10,707	10,466

Direct costs:

Software licenses	1,310	1,497

Professional services	1,751	2,533

Total direct costs	3,061	4,030

Gross margin	7,646	6,436

Operating expenses:

Selling and marketing	5,122	3,538

Product development	2,471	1,556

	7,593	5,094

Segment operating income	$53	$1,342

Gross margin %:

Software licenses	77%	79%

Professional services	65%	26%

	71%	61%

As a percent of revenue:

Operating expenses:

Selling and marketing	48%	34%

Product development	23%	15%

	71%	49%

      Revenues, Direct Costs and Gross Margins. Total revenues increased by $0.2 million to $10.7 million for the three months ended March 31, 2001 from $10.5 million for the three months ended March 31, 2000, an increase of 2%. The primary components of revenue were $5.7 million in software license fees and $5.0 million in professional service fees. Direct costs decreased by $1.0 million to $3.1 million for the three months ended March 31, 2001 from $4.1 million for the three months ended March 31, 2000, a decrease of 24%. As a result of the decrease in direct costs, the gross margin for 2001 was 71% as compared to 61% of total segment revenues in 2000.

      Software licenses. Software license fees decreased by $1.3 million to $5.7 million for the three months ended March 31, 2001 from $7.1 million for the three months ended March 31, 2001, a decrease of 19%. Software license fees represented 53% of total segment revenues for the three months ended March 31, 2001 as compared to 67% of total segment revenues for the three months ended March 31, 2000.

      Direct software license costs consist primarily of the cost of third-party software used in the Call Center products. Direct costs associated with software licenses decreased by $0.2 million to $1.3 million for the three months ended March 31, 2001 from $1.5 million for the three months ended March 31, 2000. Gross margins of software licenses were 77% and 79% for the first quarter of 2001 and 2000, respectively. The decrease in gross margins of software licenses is the result of selling more products that include third-party software in 2001 as compared to 2000.

      Professional services. Professional services revenues increased by $1.6 million to $5.0 million for the three months ended March 31, 2001 from $3.4 million for the three months ended March 31, 2000, an increase of 47%. Professional services revenues represented 47% of total revenues for the three months ended March 31, 2001 compared to 33% of total segment revenues for the three months ended March 31, 2000. The growth in professional services revenues is primarily attributable to the growth in support and maintenance fees charged to existing holders of software licenses.

      Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services decreased by $0.8 million to $1.8 million for the three months ended March 31, 2001 from $2.5 million for the three months ended March 31, 2000, a decrease of 31%. As a result of the increasing professional services revenue and declining direct costs due to a reduction in the use of outside contractors, the gross margin on professional services for the first quarter of 2001 and 2000 were 65% and 26%, respectively.

      Operating Expenses. Total operating expenses, which includes sales and marketing and product development expenses, increased by $2.5 million to $7.6 million for the three months ended March 31, 2001 from $5.1 million for the three months ended March 31, 2000. Selling and marketing expenses increased by $1.6 million to $5.1 million for the three months ended March 31, 2001 from $3.5 million for the three months ended March 31, 2000, an increase of 45%. Selling and marketing expenses were 48% and 34% of total segment revenues for the first quarter of 2001 and 2000, respectively. Product development expenses increased by $0.9 million to $2.5 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000, an increase of 59%. Product development expenses were 23% and 15% of total revenues for the first quarter of 2001 and 2000, respectively. Both marketing and product development expenses increased primarily as a result of new product development efforts that were started in the latter half of 2000 and of marketing campaigns that started in the first quarter of 2001.

Liquidity and Capital Resources

      Total stockholders’ equity decreased to $374.6 million as of March 31, 2001 from $467.7 million at December 31, 2000. The decrease in stockholders’ equity is primarily attributable to a net loss of $92.1 million for the three months ended March 31, 2001.

      As of March 31, 2001, we had cash and cash equivalents of $139.9 million compared to $173.3 million at December 31, 2000.

      During the three months ended March 31, 2001, cash used in operations was $16.0 million compared to cash used in operations of $21.4 million for the three months ended March 31, 2000. The decrease in cash used in operations between the first quarter of 2001 and 2000 is primarily the result of the net loss of $92.1 million for the period offset by non-cash charges of $85.3 million. In addition, accounts payable and accrued expenses declined by of $26.1 million and accounts receivable increased by $13.6 million.

      Cash used in investing activities was $16.6 million for the three months ended March 31, 2001 compared to net cash provided by investing activities of $22.1 million in the comparable period of 2000. During the first quarter of 2001, the Company sold its VerticalOne subsidiary, which had $15.0 million in cash on its balance sheet, to Yodlee. During the first quarter of 2000, the Company sold $36.5 million of investment securities held for sale. During the three months ended March 31, 2000 a total of $5.5 million of investments were made in companies that are considered to have technology or products that complement our product and services offerings. No such investments were made in 2001. In the first quarter of 2001, the Company purchased $2.6 million of property and equipment as compared to $8.9 million in the prior year quarter. The purchases of property and equipment made in 2000 were primarily related to the purchase of equipment required for the US Data Center.

      Cash used by financing activities was $0.7 million for the three months ended March 31, 2001 compared to cash provided by financing activities of $6.7 million in the comparable period of 2000. The primary difference between the two periods is the receipt of $9.2 million in proceeds from common stock sold under the Employee Stock Purchase and Option Plans during the three months ended March 31, 2000.

      At March 31, 2001, we had approximately $3.5 million borrowings outstanding and approximately $0.2 million available under various line of credit facilities.

      We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company’s 2000 Annual Report on Form 10-K. There have been no significant changes in the Company’s market risk from December 31, 2000.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

(b) Reports on Form 8-K.

      S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended March 31, 2001:

      Current Report on Form 8-K filed with the SEC on January 18, 2001 (date of report January 18, 2001) (regarding a press release and an analyst conference call related to fourth quarter 2000 results and S1 and its operations).

      Current Report on Form 8-K filed with the SEC on February 14, 2001 (date of report February 13, 2001) (regarding a press release and an analyst conference call related to fourth quarter 2000 results and S1 and its operations).

      Current Report on Form 8-K filed with the SEC on April 9, 2001 (date of report April 6, 2001) (regarding date of S1’s 2001 annual meeting of shareholders).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 14, 2001.

S1 CORPORATION

By: /s/ Robert F. Stockwell

Robert F. Stockwell

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)