Form 10-Q
period 2001-06-30
S1 CORP /DE/
filed 2001-08-14
CIK 1063254

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]    No[ ]



    Shares of common stock outstanding as of August 9, 2001: 59,159,011

================================================================================

                         S1 CORPORATION AND SUBSIDIARIES

                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of June 30, 2001 and
        December 31, 2000                                                                3

        Condensed Consolidated Statements of Operations for the Three
        Months and Six Months Ended June 30, 2001 and 2000                               4

        Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 2001 and 2000                                              5

        Notes to Condensed Consolidated Financial Statements as of June 30, 2001         6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                       13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                      25

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                               25

Item 4. Submission of Matters to a Vote of Security Holders                             26

Item 6. Exhibits and Reports on Form 8-K                                                26

Signature                                                                               27

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         S1 CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                 JUNE 30,           DECEMBER 31,
                                                                                                   2001                 2000
                                                                                              ------------          ------------
                                                 ASSETS                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                                   $    140,670          $    173,266
  Accounts receivable, net                                                                          74,213                97,134
  Prepaid expenses                                                                                   6,645                 5,905
  Other current assets                                                                               1,207                 6,660
                                                                                              ------------          ------------
           Total current assets                                                                    222,735               282,965
  Property and equipment, net                                                                       49,682                63,244
  Investment in equity interest of affiliate                                                        49,272                    --
  Intangible assets, net                                                                            35,533                57,798
  Goodwill, net                                                                                     85,628               195,428
  Other assets                                                                                       7,249                 7,269
                                                                                              ------------          ------------
           Total assets                                                                       $    450,099          $    606,704
                                                                                              ------------          ------------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $      8,911          $     15,869
  Accrued salaries and benefits                                                                     13,437                12,766
  Accrued restructuring                                                                              3,545                 7,180
  Accrued other expenses                                                                            21,881                41,870
  Deferred revenues                                                                                 40,378                27,471
  Notes payable                                                                                         --                 3,822
  Capital lease obligation                                                                           7,530                 8,283
                                                                                              ------------          ------------
           Total current liabilities                                                                95,682               117,261
  Deferred revenues                                                                                  1,121                 1,016
  Capital lease obligation, excluding current portion                                                3,481                 6,226
  Deferred income tax liability                                                                      7,805                10,380
  Accrued restructuring, excluding current portion                                                  10,259                 3,381
  Other liabilities                                                                                    254                   695
                                                                                              ------------          ------------
           Total liabilities                                                                       118,602               138,959
                                                                                              ------------          ------------
Stockholders' equity:
     Preferred stock                                                                               252,781               252,781
     Common stock                                                                                      588                   580
     Additional paid-in capital                                                                  1,614,006             1,610,096
     Receivable from the sale of stock                                                             (11,880)              (11,454)
     Accumulated deficit                                                                        (1,521,256)           (1,385,605)
     Accumulated other comprehensive income (loss):
       Net unrealized gains on investment securities available for sale, net of taxes                   63                   840
       Cumulative foreign currency translation adjustment                                           (2,805)                  507
                                                                                              ------------          ------------
           Total stockholders' equity                                                              331,497               467,745
                                                                                              ------------          ------------
           Total liabilities and stockholders' equity                                         $    450,099          $    606,704
                                                                                              ------------          ------------

Preferred shares issued and outstanding                                                          1,186,564             1,186,564
                                                                                              ------------          ------------
Common shares issued and outstanding                                                            58,783,240            57,965,770
                                                                                              ------------          ------------


See accompanying notes to unaudited condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        THREE MONTHS ENDED                SIX MONTHS ENDEDD
                                                                             JUNE 30,                           JUNE 30,
                                                                  ----------------------------        ----------------------------
                                                                     2001              2000             2001               2000
                                                                  ----------        ----------        ----------        ----------
Revenues:
     Software licenses                                            $   17,329        $   15,330        $   31,135        $   26,049
     Professional services                                            36,413            37,230            75,019            71,612
     Data center                                                      11,857             5,317            22,095             8,824
     Other                                                               493             1,207               948             2,968
                                                                  ----------        ----------        ----------        ----------
        Total revenues                                                66,092            59,084           129,197           109,453
                                                                  ----------        ----------        ----------        ----------
OPERATING EXPENSES:
     Cost of software licenses                                         1,128             1,226             2,505             2,747
     Cost of professional services, including stock
        compensation expense of $19 and $24 in the three and
        six month periods ended June 30, 2000, respectively           20,226            25,884            46,472            51,773
     Cost of data center                                               6,306             4,806            13,056             8,158
     Cost of other revenue                                               298             1,084               658             2,678
     Selling and marketing, including stock compensation
        expense of $217 and $374 in the three  and six month
        periods ended June 30, 2000, respectively                     13,084            13,613            24,906            25,176
     Product development, including stock compensation
        expense of $503 and $856 in the three and six month
        periods ended June 30, 2000, respectively                     13,953            16,333            27,470            31,678
     General and administrative, including stock compensation
       expense of $339 and $584 in the three and six month
       periods ended June 30, 2001, respectively, and $860
       and $1,470 in the three and six month periods ended
       June 30, 2000, respectively                                    11,126            12,311            23,959            22,272
     Depreciation and amortization                                     7,275             6,129            14,648             9,533
     Marketing cost from warrants issued                                  --               362                --             4,962
     Merger related costs and restructuring charges                    9,211             6,344             9,211            13,158
     Acquired in-process research and development                         --            14,100                --            14,100
     Amortization of acquisition intangibles                          20,405           112,386            40,811           189,513
                                                                  ----------        ----------        ----------        ----------
           Total operating expenses                                  103,012           214,578           203,696           375,748
                                                                  ----------        ----------        ----------        ----------
             Operating loss                                          (36,920)         (155,494)          (74,499)         (266,295)
Interest and other income, net                                         1,125             2,498             3,771            38,091
Loss on sale of subsidiaries                                            (884)               --           (53,186)               --
Equity interest in net loss of affiliate                              (8,598)               --           (13,627)               --
                                                                  ----------        ----------        ----------        ----------
                                                                     (45,277)         (152,996)         (137,541)         (228,204)
Income tax benefit                                                     1,689                --             1,891                --
                                                                  ----------        ----------        ----------        ----------
Net loss                                                          $  (43,588)       $ (152,996)       $ (135,650)       $ (228,204)
                                                                  ----------        ----------        ----------        ----------

Basic and diluted net loss per common share                       $    (0.74)       $    (2.82)       $    (2.32)       $    (4.36)
                                                                  ----------        ----------        ----------        ----------

Weighted average common shares outstanding                        58,628,960        54,167,563        58,403,759        52,332,810
                                                                  ----------        ----------        ----------        ----------



See accompanying notes to unaudited condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                          ----------------------------
                                                                                             2001               2000
                                                                                          ---------          ---------
Cash flows from operating activities:
      Net loss                                                                            $(135,650)         $(228,204)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization including acquisition intangibles                      55,459            199,046
        Acquired in-process research and development                                             --             14,100
        Loss on sale of subsidiaries                                                         53,186                 --
        Equity interest in net loss of affiliate                                             13,627                 --
        Compensation expense for stock options and marketing cost for warrants                  584              7,315
        Provision for doubtful accounts receivable and billing adjustments                    2,936              1,636
        Gain on the sale of investment securities available for sale                           (931)           (35,057)
      Changes in assets and liabilities, excluding effects of divestitures and acquisitions:
        Decrease (increase) in accounts receivable                                           16,542            (12,482)
        Decrease (increase) in prepaid expenses and other assets                              2,941               (953)
        Decrease in accounts payable                                                         (6,645)           (18,020)
        Decrease in accrued expenses and other liabilities                                  (23,025)           (12,078)
        Increase in deferred revenues                                                        14,529              1,277
                                                                                          ---------          ---------
                Net cash used in operating activities                                        (6,447)           (83,420)
                                                                                          ---------          ---------
 Cash flows from investing activities:
      Net cash transferred with subsidiaries sold                                           (15,073)                --
      Net cash acquired through acquisitions                                                     --              6,040
      Proceeds from sales of investment securities available for sale                         1,044             36,546
      Investments in and advances to unconsolidated companies                                    --             (6,883)
      Proceeds from payment on notes receivable                                                  --                500
      Purchases of property and equipment and purchased technology                           (7,124)           (18,402)
                                                                                          ---------          ---------
                Net cash (used in) provided by investing activities                         (21,153)            17,801
                                                                                          ---------          ---------
 Cash flows from financing activities:
      Sale of preferred stock, net of expenses                                                   --            231,957
      Proceeds from payment on subscription receivable                                           --                451
      Proceeds from sale of common stock under employee stock purchase
        and option plans                                                                      2,721             13,964
      Payments on capital lease obligations                                                  (3,516)            (1,480)
      Payments on borrowings                                                                 (3,822)            (1,601)
                                                                                          ---------          ---------
                Net cash (used in) provided by financing activities                          (4,617)           243,291
                                                                                          ---------          ---------
 Effect of exchange rate changes on cash and cash equivalents                                  (379)               (24)
                                                                                          ---------          ---------
 Net (decrease) increase in cash and cash equivalents                                       (32,596)           177,648
 Cash and cash equivalents at beginning of period                                           173,266             67,850
                                                                                          ---------          ---------
 Cash and cash equivalents at end of period                                               $ 140,670          $ 245,498
                                                                                          =========          =========
 Noncash investing and financing activities:
      Equity interest in affiliate received in connection with subsidiary sold            $  62,900          $      --
      Conversion of preferred stock to common stock                                              --              1,062
      Acquisition of businesses through issuance of common stock                                 --            440,626
      Equipment purchased with capital lease obligations                                         --             16,039


See accompanying notes to unaudited condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BACKGROUND AND BASIS OF PRESENTATION

     S1 Corporation ("S1" or the "Company") is a leading global provider of innovative eFinance solutions and services that are centered on banking, brokerage and insurance. S1 is enabling financial service providers to create a complete Integrated eFinance Experience(TM) by delivering the tools necessary to meet the evolving demands of their customers across various lines of businesses, market segments and delivery channels. Through its Open eFinance Architecture(TM), S1 offers a broad range of applications that empower financial institutions to increase revenue, strengthen customer relationships and gain competitive advantage. Additionally, through the Company's professional services organization, S1 applications can be implemented in-house or hosted in an S1 data center.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 2001, the results of its operations for the three months and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. The data in the condensed consolidation balance sheet as of December 31, 2000 was derived from the Company's audited consolidated balance sheet as of December 31, 2000, as presented in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 2000. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Investments in affiliated entities, which the Company does not manage and over which the Company exerts significant influence, are accounted for under the equity method. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

     In November 1999, the Company completed the acquisition of FICS Group, N.V. ("FICS") which included the Financial Reporting Systems ("FRS") business unit, which was reported in our financial statements as held for sale. During 2001, the Company determined that a reasonable market for the sale of FRS did not exist and determined to continue operating these activities until such time as either a market for sale was identified or operation of the business was no longer viable. Accordingly, the results of the FRS operations, which are not considered to be material, have been included in the Company's first half of 2001 results in the Financial Institutions segment. Because the FRS business unit was classified as held for sale in the prior year periods, the results of the FRS operations are not included in the Company's 2000 operating results and are considered to be immaterial.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted this statement effective January 1, 2001 and it did not have a material impact on the consolidated financial statements. To date, the Company has not been engaged in any derivative or hedging activities.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and is effective for transfers and servicing occurring after June 30, 2001 and, for certain provisions, fiscal years ending after December 15, 2000. The Company adopted this statement effective July 1, 2001, and it did not have a material impact on the consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. For calendar year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. The Company is currently assessing the impact of implementing these standards.

3.       LOSS ON SALE OF SUBSIDIARY AND EQUITY INTEREST IN NET LOSS OF AFFILIATE

         On January 16, 2001, the Company sold its VerticalOne subsidiary to Yodlee.com, Inc. ("Yodlee") in a stock-for-stock transaction under which the Company received an ownership interest of approximately 33% in Yodlee. In connection with this transaction, the Company recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of the Company's interest in Yodlee. The investment in Yodlee is being accounted for on the equity basis. At the transaction date, the carrying value of the Company's investment in Yodlee exceeded its share of the underlying net assets of Yodlee by $26.2 million. Substantially all of this excess was allocated to goodwill, which is being amortized over a period of five years. During the first half of 2001, the Company recorded a non-cash charge of $13.6 million based on its equity interest in the net loss of the affiliate and amortization of the underlying intangible assets. The Company is a reseller of account aggregation services through its relationship with Yodlee.

4.       COMMITMENTS AND CONTINGENCIES

         We are involved in certain legal proceedings that are described in our 2000 Annual Report on Form 10-K, as amended for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. During the six months ended June 30, 2001, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 2000 Annual Report on Form 10-K, as amended.

5.       COMPREHENSIVE LOSS

         The components of comprehensive loss are as follows (in thousands):


                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                         ----------------------------           -----------------------------
                                                           2001                2000               2001                2000
                                                         --------           ---------           ---------           ---------

Net loss                                                 $(43,588)          $(152,996)          $(135,650)          $(228,204)
Foreign currency translation adjustment                      (880)                284              (3,311)                476
Unrealized (loss) gain on investment securities
  available for sale, net of taxes                            (60)              4,662                 153               4,419
                                                         --------           ---------           ---------           ---------
    Comprehensive loss                                   $(44,528)          $(148,050)          $(138,808)          $(223,309)
                                                         --------           ---------           ---------           ---------


6.       RESTRUCTURING CHARGES

         In November 2000, the Company approved a restructuring plan related to the streamlining of its operations, as well as a decision to discontinue development on the Edify retail banking platform. As a result of the restructuring plan, the Company reduced its workforce by approximately 220 employees and closed several facilities worldwide. During the fourth quarter of 2000, the Company recorded a charge of $14.7 million for the estimated costs associated with the restructuring plan. During the second quarter of 2001, the Company determined that, as a result of a softening in the domestic real estate markets, its original estimate of the costs to dispose of its unused real estate was below the currently anticipated costs. Accordingly, the Company increased its reserves for lease termination costs and recorded an additional restructuring charge of $3.6 million.

         During the second quarter of 2001, the Company approved a restructuring plan related to the streamlining of its European operations. In connection with this plan, the Company reduced its European workforce by approximately 77 people and consolidated the majority of its European operations into two locations. As a result of these activities, the Company recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan.

         The restructuring charges and their utilization as of June 30, 2001 and for the six months then ended are summarized as follows (in thousands):


                                      RESERVE                                                               RESERVE
                                     BALANCE AT                                                           BALANCE AT
                                    DECEMBER 31,                         AMOUNTS                           JUNE 30,
                                       2000           ADDITIONS         UTILIZED         ADJUSTMENTS         2001
                                    ------------      ---------         --------         -----------      ----------

Severance and other employee
  termination costs                   $ 3,170          $ 1,692           $(4,018)          $   400          $ 1,244
Lease termination costs                 6,762            2,897            (1,687)            3,235           11,207
Other                                     629              976              (263)               11            1,353
                                      -------          -------           -------           -------          -------
                                      $10,561          $ 5,565           $(5,968)          $ 3,646          $13,804
                                      =======          =======           =======           =======          =======


         The Company expects future cash expenditures related to these restructuring activities to be approximately $13.8 million of which approximately $3.5 million the Company anticipates to pay within the next twelve months.


7.       SEGMENT REPORTING

         During 2001, we are operating and managing the Company in two business segments: Financial Institutions and Call Center Technology. The Financial Institutions segment builds, delivers and operates integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or one that can be out-sourced to our data centers. Through the Call Center Technology segment, we offer enterprise customer interaction solutions, including: interactive voice response, voice recognition, e-mail management, web chat navigation and collaboration and computer telephony integration. In 2000, through our VerticalOne subsidiary, we operated a third segment, Internet Aggregation Services, which provided technology that enables consumers to aggregate personal account information from multiple sources. In January 2001, we sold our VerticalOne subsidiary to Yodlee as described in Note
3. Accordingly, in 2001 the Internet Aggregation Services segment has been eliminated.

         We evaluate the performance of our operating segments based on revenues, direct costs and operating income (loss), excluding depreciation and amortization, marketing cost from warrants issued, merger related costs and restructuring costs, acquired in-process research and development and amortization of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared service basis, accordingly, the general and administrative costs are included in the "Other" category. We do not use any asset-based metrics to measure the operating performance of our segments.

                                              THREE MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS)
                                  ---------------------------------------------------------------------
                                                    CALL        INTERNET
                                    FINANCIAL      CENTER        AGGRE-
                                  INSTITUTIONS   TECHNOLOGY     GATION        OTHER            TOTAL
                                  ------------   ----------     --------     ---------        --------

Revenues                            $52,304        $13,788        $--        $     --         $ 66,092
Operating expenses:
  Cost of revenues                   24,363          3,595         --              --           27,958
  Selling and marketing               7,520          5,564         --              --           13,084
  Product development                11,138          2,815         --              --           13,953
  General and administrative             --             --         --          11,126           11,126
                                    -------        -------        ---        --------         --------
Total operating expenses (1)         43,021         11,974         --          11,126           66,121
                                    -------        -------        ---        --------         --------
Operating income (loss)             $ 9,283        $ 1,814        $--        $(11,126)        $    (29)
                                    =======        =======        ===        ========         ========

(1) Includes non cash stock
        compensation expense        $    --        $    --        $--        $    339         $    339



                                              THREE MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)
                                  ---------------------------------------------------------------------
                                                      CALL         INTERNET
                                    FINANCIAL        CENTER         AGGRE-
                                  INSTITUTIONS     TECHNOLOGY      GATION            OTHER             TOTAL
                                  ------------     ----------      --------          ------           --------

Revenues                            $ 46,816         $11,684        $   584         $     --         $ 59,084
Operating expenses:
  Cost of revenues                    28,677           3,837            486               --           33,000
  Selling and marketing                8,226           3,983          1,404               --           13,613
  Product development                 12,323           1,958          2,052               --           16,333
  General and administrative              --              --             --           12,311           12,311
                                    --------         -------        -------         --------         --------
Total operating expenses (2)          49,226           9,778          3,942           12,311           75,257
                                    --------         -------        -------         --------         --------
Operating (loss) income             $ (2,410)        $ 1,906        $(3,358)        $(12,311)        $(16,173)
                                    ========         =======        =======         ========         ========

(2) Includes non cash stock
        compensation expense        $     --         $    --        $   739         $    860         $  1,599

                                                   SIX MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS)
                                    ---------------------------------------------------------------------------
                                                       CALL          INTERNET
                                     FINANCIAL        CENTER          AGGRE-
                                   INSTITUTIONS     TECHNOLOGY        GATION          OTHER             TOTAL
                                   ------------     ----------       --------        --------         ---------

Revenues                            $ 104,702         $24,495        $    --         $     --         $ 129,197
Operating expenses:
  Cost of revenue                      56,035           6,656             --               --            62,691
  Selling and marketing                14,220          10,686             --               --            24,906
  Product development                  22,184           5,286             --               --            27,470
  General and administrative               --              --             --           23,959            23,959
                                    ---------         -------        -------         --------         ---------
Total operating expenses(1)            92,439          22,628             --           23,959           139,026
                                    ---------         -------        -------         --------         ---------
Operating income (loss)             $  12,263         $ 1,867        $    --         $(23,959)        $  (9,829)
                                    =========         =======        =======         ========         =========

(1) Includes non cash stock
        compensation expense        $      --         $    --        $    --         $    584         $     584


                                                   SIX MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)
                                    ---------------------------------------------------------------------------
                                                       CALL          INTERNET
                                     FINANCIAL        CENTER          AGGRE-
                                   INSTITUTIONS     TECHNOLOGY        GATION          OTHER             TOTAL
                                   ------------     ----------       --------        --------         ---------


Revenues                            $  86,405         $22,150        $   898         $     --         $ 109,453
Operating expenses:
  Cost of revenue                      56,800           7,867            689               --            65,356
  Selling and marketing                15,097           7,521          2,558               --            25,176
  Product development                  23,586           3,514          4,578               --            31,678
  General and administrative               --              --             --           22,272            22,272
                                    ---------         -------        -------         --------         ---------
Total operating expenses(2)            95,483          18,902          7,825           22,272           144,482
                                    ---------         -------        -------         --------         ---------
Operating (loss) income             $  (9,078)        $ 3,248        $(6,927)        $(22,272)        $ (35,029)
                                    =========         =======        =======         ========         =========

(2) Includes non cash stock
        compensation expense        $      --         $    --        $ 1,254         $  1,470         $   2,724


8.       NET LOSS PER COMMON SHARE

         Basic net loss per common share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of the Company's net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of weighted average common shares that would have been used in the Company's computation of diluted earnings per share for the three month period ended June 30, 2001 and 2000 was 70,834,287 and 68,775,964, respectively. The total number of weighted average common shares that would have been used in the Company's computation of diluted earnings per share for the six month period ended June 30, 2001 and 2000 was 70,116,820 and 71,863,973, respectively.

9.       STOCK OPTION EXCHANGE PROGRAM

         On June 8, 2001, we offered eligible employees the opportunity to exchange all of their outstanding stock options to purchase shares of our common stock that have an exercise price of $18.00 per share or more for new options which we will grant under the S1 Corporation 1997 Employee Stock Option Plan. Through July 6, 2001, the expiration date of the exchange offer, we accepted for exchange and cancelled 2,937,162 stock options from eligible employees. Eligible employees who are not senior managers will receive new options equal to the number of options exchanged. Senior managers will receive new options equal to the number of options exchanged multiplied by 0.75. We will grant the new options on or about January 8, 2002, which is the first business day that is at least six months and one day following the date we canceled the options accepted for exchange. To receive the new options, eligible employees who participated in this voluntary exchange program must remain continuously employed by S1 or one of our consolidated subsidiaries from the date the options were tendered for exchange through the date we grant the new options. We do not expect to record a charge for stock compensation expense as a result of this stock option exchange program.

10.      SUBSEQUENT EVENT

         On August 6, 2001, the Company announced that it signed a definitive agreement to acquire privately held Software Dynamics, Incorporated, a premier provider of branch automation, call center and customer relationship management, or CRM, solutions for financial institutions. Under the terms of the agreement, S1 will acquire all of the fully diluted shares of Software Dynamics for approximately 1.3 million shares of S1 common stock, approximately 649,000 shares of S1 Series E preferred stock, up to approximately 102,000 options to acquire S1 common stock and $5.0 million in cash. The closing of the transaction is subject to customary closing conditions and satisfactory completion of our due diligence. We expect the transaction to close in early September 2001. The acquisition will be accounted for using the purchase method of accounting prescribed by SFAS No. 141 as of the closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Form 10-K, as amended for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Form 10-K, as amended for the year ended December 31, 2000.

GENERAL

         During 2000, we operated and managed three business segments: Financial Institutions, Call Center Technology and Internet Aggregation. In January 2001, we sold our VerticalOne subsidiary, which comprised the Internet Aggregation segment, to Yodlee.com, Inc. ("Yodlee"). Accordingly, in 2001 the Internet Aggregation segment has been eliminated. Our segment reporting does not include costs that are not allocated to segments, including depreciation and amortization, marketing cost from warrants issued, merger related costs and restructuring charges and amortization of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared-services basis, and we do not allocate these costs to the individual segments.

         During the fourth quarter of 2000, we approved a restructuring plan related to the streamlining of our worldwide operations, including discontinuing development on the Edify retail banking platform. During the second quarter of 2001, we approved a restructuring plan related to the streamlining of our European operations. We continue to review our cost structure on a worldwide basis and look for additional ways to streamline our operations. To date, we believe that our efforts to streamline operations, including headcount reductions and consolidation of our operating facilities, have resulted in cost savings that have improved our margins and our cash flows from operations.

         On August 6, 2001, we announced that we signed a definitive agreement to acquire privately held Software Dynamics Incorporated, a premier provider of branch automation, call center and CRM solutions for financial institutions. We expect the transaction to close in September 2001.

Financial Institutions Segment

     The Financial Institutions segment builds, delivers and operates integrated, transactional and brandable Internet software applications and services for financial institutions worldwide, available as an in-house solution or outsourced to an S1 data center. The Financial Institutions segment provides highly customized solutions to large global and national financial institutions, as well as solutions that require little or no customization and are primarily sold to community and regional financial institutions.

Call Center Technology Segment

         Through our Edify subsidiary, our Call Center Technology segment offers enterprise customer interaction solutions, including: interactive voice response, voice recognition, e-mail management, web chat navigation and collaboration and computer telephony integration. These solutions allow organizations to automate, integrate and personalize interactions with customers through multiple channels, yielding stronger, more profitable relationships. Using customer-determined profiles and interests, our clients can notify their customers about new products or services. Calls that do require human assistance can automatically be routed to the most appropriate person. All of these goals can be accomplished through a combination of channels, including telephone, Internet, e-mail, fax, and pager. In addition, we offer a natural language speech recognition product and an optional marketing campaign management component that enables businesses to deliver products and services to targeted prospects consistently through multiple channels.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)


                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                      ----------------------------          ----------------------------
                                                        2001               2000               2001                2000
                                                      ---------          ---------          ---------          ---------

REVENUES:
     Software licenses                                $  17,329          $  15,330          $  31,135          $  26,049
     Professional services                               36,413             37,230             75,019             71,612
     Data center                                         11,857              5,317             22,095              8,824
     Other                                                  493              1,207                948              2,968
                                                      ---------          ---------          ---------          ---------
           Total revenues                                66,092             59,084            129,197            109,453
                                                      ---------          ---------          ---------          ---------
DIRECT COSTS:
     Software licenses                                    1,128              1,226              2,505              2,747
     Professional services                               20,226             25,884             46,472             51,773
     Data center                                          6,306              4,806             13,056              8,158
     Other                                                  298              1,084                658              2,678
                                                      ---------          ---------          ---------          ---------
           Total direct costs                            27,958             33,000             62,691             65,356
                                                      ---------          ---------          ---------          ---------
           Gross margin                                  38,134             26,084             66,506             44,097
                                                      ---------          ---------          ---------          ---------
OPERATING EXPENSES:
     Selling and marketing                               13,084             13,613             24,906             25,176
     Product development                                 13,953             16,333             27,470             31,678
     General and administrative                          11,126             12,311             23,959             22,272
                                                      ---------          ---------          ---------          ---------
           Total operating expenses                      38,163             42,257             76,335             79,126
                                                      ---------          ---------          ---------          ---------

                                                            (29)           (16,173)            (9,829)           (35,029)
Depreciation and amortization                             7,275              6,129             14,648              9,533
Marketing cost from warrants issued                          --                362                 --              4,962
Merger related costs and restructuring charges            9,211              6,344              9,211             13,158
Acquired in-process research and development                 --             14,100                 --             14,100
Amortization of acquisition intangibles                  20,405            112,386             40,811            189,513
                                                      ---------          ---------          ---------          ---------
                Operating loss                          (36,920)          (155,494)           (74,499)          (266,295)
Interest and other income, net                            1,125              2,498              3,771             38,091
Loss on sale of subsidiaries                               (884)                --            (53,186)                --
Equity interest in net loss of affiliate                 (8,598)                --            (13,627)                --
                                                      ---------          ---------          ---------          ---------
                                                        (45,277)          (152,996)          (137,541)          (228,204)
Income tax benefit                                        1,689                 --              1,891                 --
                                                      ---------          ---------          ---------          ---------
Net loss                                              $ (43,588)         $(152,996)         $(135,650)         $(228,204)
                                                      =========          =========          =========          =========
GROSS MARGIN PERCENTAGES:
     Software licenses                                       93%                92%                92%                89%
     Professional services                                   44%                30%                38%                28%
     Data center                                             47%                10%                41%                 8%
     Other                                                   40%                10%                31%                10%
                                                      ---------          ---------          ---------          ---------
           Total direct costs                                58%                44%                51%                40%
                                                      =========          =========          =========          =========

AS A PERCENTAGE OF TOTAL REVENUES:
  OPERATING EXPENSES:
     Selling and marketing                                   20%                23%                19%                23%
     Product development                                     21%                28%                21%                29%
     General and administrative                              17%                21%                19%                20%
                                                      ---------          ---------          ---------          ---------
                                                             58%                72%                59%                72%
                                                      =========          =========          =========          =========

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         The following is a discussion of our consolidated operating results for the three and six months ended June 30, 2001 as compared to the same periods in 2000. A discussion of the operating segments, including revenues, direct costs, gross margins, sales and marketing costs and product development costs follows the consolidated operations discussion.

CONSOLIDATED OPERATIONS

         Revenues, Direct Costs and Gross Margins. Total revenues increased by $7.0 million to $66.1 million for the three months ended June 30, 2001 from $59.1 million for the three months ended June 30, 2000, an increase of 12%. The primary components of revenue for the three months ended June 30, 2001 were $17.3 million in software license fees, $36.4 million in professional services fees, $11.9 million in data center fees and $0.5 million in other revenue.

         Total revenues increased by $19.7 million to $129.2 million for the six months ended June 30, 2001 from $109.5 million for the six months ended June 30, 2000, an increase of 18%. The primary components of revenue for the six months ended June 30, 2001 were $31.1 million in software license fees, $75.0 million in professional services fees, $22.1 million in data center fees and $0.9 million in other revenue. Approximately $10.0 million of the increase in total revenues for the six month period ended June 30, 2001 is attributable to growth in our European data center. The remainder of the increase is principally attributable to the acquisitions of Q-Up and Davidge completed in the second quarter of 2000 and the inclusion in the current six-month period of revenues from our FRS business unit that was previously classified as held for sale.

         Direct costs decreased by $5.0 million to $28.0 million for the three months ended June 30, 2001 from $33.0 million for the three months ended June 30, 2000, a decrease of 15%. Gross margins were 58% and 44% for the second quarter of 2001 and 2000, respectively. Direct costs decreased by $2.7 million to $62.7 million for the six months ended June 30, 2001 from $65.4 million for the six months ended June 30, 2000, a decrease of 4%. Gross margins were 51% and 40% for the first six months of 2001 and 2000, respectively. The decrease in direct costs and corresponding increase in gross margins are primarily the result of headcount reductions, including S1 employees and outside professional consultants, in the service areas of the business as well reduced facilities charges from the consolidation of offices.

         Selling and Marketing and Product Development Expenses. Total selling and marketing and product development expenses decreased by $2.9 million to $27.0 million for the three months ended June 30, 2001 from $29.9 million for the three months ended June 30, 2000. Total selling and marketing and product development expenses decreased by $4.5 million to $52.4 million for the six months ended June 30, 2001 from $56.9 million for the six months ended June 30, 2000.

         General and Administrative Expenses. General and administrative expenses decreased by $1.2 million to $11.1 million for the three months ended June 30, 2001 from $12.3 million for the three months ended June 30, 2000. General and administrative expenses represented 17% and 21% of total revenues for the second quarter of 2001 and 2000, respectively. The decrease in general and administrative expenses resulted from headcount reductions and reduced facility charges from the consolidation of offices.

         General and administrative expenses increased by $1.7 million to $24.0 million for the six months ended June 30, 2001 from $22.3 million for the six months ended June 30, 2000. General and administrative expenses represented 19% and 20% of total revenues for the first half of 2001 and 2000, respectively. The increase reflects the addition of Q-Up and Davidge, both of which were acquired in the second quarter of 2000.

         Depreciation and Amortization. Depreciation and amortization increased by $1.2 million to $7.3 million for the three months ended June 30, 2001 from $6.1 million for the three months ended June 30, 2000, an increase of 20%. Depreciation and amortization increased by $5.1 million to $14.6 million for the six months ended June 30, 2001 from $9.5 million for the six months ended June 30, 2000, an increase of 54%. These increases were primarily the result of the depreciation recorded on additional equipment purchased for our data centers.

         Marketing Cost from Warrants Issued. We recorded $0.4 million and $5.0 million of marketing costs for the three and six months ended June 30, 2000, respectively. The marketing cost was primarily for a warrant issued in connection with a pilot project and distribution agreement between a third-party and one of our subsidiaries. The fair value of the warrant was determined based on the Black-Scholes option-pricing model. The cost of the warrants was fully recognized in 2000.

         Merger Related Costs and Restructuring Charges. During the second quarter of 2001, we approved a restructuring plan related to the streamlining of our European operations. In connection with this plan, we reduced our European workforce by approximately 77 people and consolidated most of our European operations into two locations. As a result, we recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan. Also in the second quarter of 2001, as a result of a softening in the domestic real estate markets, we determined our original estimate of costs to dispose of our unused real estate was below the currently anticipated costs. Accordingly, we recorded a charge of $3.6 million to increase our restructuring reserves that were established during the fourth quarter of 2000.

         During the three and six months ended June 30, 2000, we incurred merger related costs of $6.3 million and $13.2 million, respectively, in connection with three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000. These costs were incurred to integrate the products and platforms of the acquired companies, to train personnel on the new products acquired and to build the infrastructure necessary to support a global operation.

         Amortization of Acquisition Intangibles. Amortization of acquisition intangibles decreased $92.0 million to $20.4 million for the three months ended June 30, 2001 from $112.4 million for the three months ended June 30, 2000. Amortization of acquisition intangible assets decreased

$148.7 million to $40.8 million for the six months ended June 30, 2001 from $189.5 million for the six months ended June 30, 2000. In the fourth quarter of 2000, we recorded an impairment charge of $664.9 million to reduce the carrying value of acquisition intangibles. As a result of the reduced carrying value, amortization of acquisition intangibles decreased during the three months and six months ended June 30, 2001 as compared to the same periods in 2000. We continually monitor our results of operations and other developments to determine if any adjustment is necessary to the carrying value of our intangible assets. We determined that no such charge was required during the first half of 2001.

         Loss on Sale of Subsidiaries and Equity Interest in Net Loss of Affiliate. On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee in a stock-for-stock transaction under which we received an ownership interest of approximately 33% in Yodlee. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. During the three months and six months ended June 30, 2001, we recorded non-cash charges of $8.6 million and $13.6 million, respectively based on our equity interest in the net loss of the affiliate and amortization of the underlying intangible assets.

         During the second quarter of 2001, we recorded a charge of $0.8 million in connection with the sale of our subsidiary Write! N.V.

FINANCIAL INSTITUTIONS SEGMENT


                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                          -------------------------          -------------------------
                                           2001             2000               2001             2000
                                           (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)


REVENUES:
     Software licenses                    $ 9,338         $   7,652          $ 17,439         $ 11,318
     Professional services                 30,616            33,224            64,220           64,193
     Data center                           11,857             4,733            22,095            7,926
     Other                                    493             1,207               948            2,968
                                          -------         ---------          --------         --------
           Total revenues                  52,304            46,816           104,702           86,405
                                          -------         ---------          --------         --------
DIRECT COSTS:
     Software licenses                         24               260                91              284
     Professional services                 17,735            22,994            42,230           46,345
     Data center                            6,306             4,339            13,056            7,493
     Other                                    298             1,084               658            2,678
                                          -------         ---------          --------         --------
           Total direct costs              24,363            28,677            56,035           56,800
                                          -------         ---------          --------         --------
           Gross margin                    27,941            18,139            48,667           29,605
                                          -------         ---------          --------         --------
OPERATING EXPENSES:
     Selling and marketing                  7,520             8,226            14,220           15,097
     Product development                   11,138            12,323            22,184           23,586
                                          -------         ---------          --------         --------
                                           18,658            20,549            36,404           38,683
                                          -------         ---------          --------         --------
Segment operating income (loss)           $ 9,283         $  (2,410)         $ 12,263         $ (9,078)
                                          =======         =========          ========         ========

GROSS MARGIN PERCENTAGES:
   Software licenses                          100%               97%               99%              97%
   Professional services                       42%               31%               34%              28%
   Data center                                 47%                8%               41%               5%
   Other                                       40%               10%               31%              10%
                                          -------         ---------          --------         --------
           Total direct costs                  53%               39%               46%              34%
                                          =======         =========          ========         ========

AS A PERCENTAGE OF TOTAL REVENUES:
  OPERATING EXPENSES:
     Selling and marketing                     14%               18%               14%              18%
     Product development                       21%               26%               21%              27%
                                          -------         ---------          --------         --------
                                               35%               44%               35%              45%
                                          =======         =========          ========         ========

         General. In the second quarter of 2000, we completed the acquisitions of Q-Up and Davidge whose results are included in the Financial Institutions segment from their respective dates of acquisition. In 2001, we included the results of the FRS business unit that was previously classified as held for sale.

         Revenues, Direct Costs and Gross Margins. Total revenues increased by $5.5 million to $52.3 million for the three months ended June 30, 2001 from $46.8 million for the three months ended June 30, 2000, an increase of 12%. The primary components of revenue in the first quarter of 2001 were $9.3 million in software license fees, $30.6 million in professional service fees, $11.9 million in data center fees and $0.5 million of other revenue. Direct costs decreased by $4.3 million to $24.4 million for the three months ended June 30, 2001 from $28.7 million for the three months ended June 30, 2000, a decrease of 15%. The gross margin for the second quarter of 2001 was 53% compared to 39% in the second quarter of 2000.

         Total revenues increased by $18.3 million to $104.7 million for the six months ended June 30, 2001 from $86.4 million for the six months ended June 30, 2000, an increase of 21%. The primary components of revenue in the first half of 2001 were $17.4 million in software license fees, $64.2 million in professional service fees, $22.1 million in data center fees and $0.9 million of other revenue. Approximately $10.0 million of the increase in total revenues for the six month period ended June 30, 2001 is attributable to growth in our European data center. The remainder of the increase is principally attributable to the acquisitions of Q-Up and Davidge completed in the second quarter of 2000 and the inclusion in the current six-month period of revenues from our FRS business unit that was previously classified as held for sale. Direct costs decreased by $0.8 million to $56.0 million for the six months ended June 30, 2001 from $56.8 million for the six months ended June 30, 2000. The gross margin for the first half of 2001 was 46% compared to 34% in the first half of 2000.

         Software licenses. Software license fees increased by $1.6 million to $9.3 million for the three months ended June 30, 2001 from $7.7 million for the three months ended June 30, 2000, an increase of 21%. Software license fees represented 18% of total segment revenues for the three months ended June 30, 2001 as compared to 16% of total segment revenues for the three months ended June 30, 2000. The increase in license revenue is primarily the result of increased license sales of approximately $2.9 million offset by a $1.3 million decrease in the Edify banking product due to our shutdown of that product.

         Software license fees increased by $6.1 million to $17.4 million for the six months ended June 30, 2001 from $11.3 million for the six months ended June 30, 2000, an increase of 54%. Software license fees represented 17% of total segment revenues for the six months ended June 30, 2001 as compared to 13% of total segment revenues for the six months ended June 30, 2000. The increase in license revenue for the six months ended June 30, 2001 reflects the operations of Q-Up and Davidge which were acquired in the second quarter of 2000 and to increased license sales of Corporate and Trade Finance products.

         Direct software license costs are generally minimal because we internally-develop most of the components of our Financial Institution software products, the cost of which is reflected in product development expense. The gross margin on software licenses was between 97% to 100% for all periods reported 2001 and 2000.

         Professional services. Professional services revenues, which consist of billable professional fees, development, implementation and integration services and customer support, decreased by $2.6 million to $30.6 million for the three months ended June 30, 2001 from $33.2 million for the three months ended June 30, 2000, a decrease of 8%. This decrease is principally attributable to the shut-down of the Edify banking product. Professional services revenues represented 59% of total revenues for the three months ended June 30, 2001 compared to 71% of total revenues for the three months ended June 30, 2000. Professional services revenues remained constant at $64.2 million for the six months ended June 30, 2001 and 2000. Professional services revenues represented 61% of total revenues for the six months ended June 30, 2001 compared to 74% of total revenues for the six months ended June 30, 2000.

         Direct professional services costs consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services decreased by $5.3 million to $17.7 million for the three months ended June 30, 2001 from $23.0 million for the three months ended June 30, 2000, a decrease of 23%. Gross margin on professional services for the second quarter of 2001 and 2000 was 42% and 31%, respectively. For the six months ended June 30, 2000, direct costs associated with professional services decreased by $4.1 million to $42.2 million from $46.3 million for the six months ended June 30, 2000, a decrease of 9%. Gross margin on professional services for the first half of 2001 and 2000 was 34% and 28%, respectively. The decrease in direct costs for professional services is primarily the result of reducing professional services headcount, and associated facilities costs, to a level that is more closely aligned with the projects and services under contract.

         Data Center. Data center revenues increased by $7.2 million to $11.9 million for the three months ended June 30, 2001 from $4.7 million for the three months ended June 30, 2000, an increase of 153%. Data center revenues represented 23% of total segment revenues for the three months ended June 30, 2001 compared to 10% of total segment revenues for the three months ended June 30, 2000. Data center revenues increased by $14.2 million to $22.1 million for the six months ended June 30, 2001 from $7.9 million for the six months ended June 30, 2000, an increase of 180%. Data center revenues represented 21% of total segment revenues for the six months ended June 30, 2001 compared to 9% of total segment revenues for the six months ended June 30, 2000. The increase in data center revenues was due primarily to new customers going live in our global data centers as well as continued increases in the number of users per bank customer hosted. We anticipate that data center revenues will continue to grow both domestically and internationally as we expand the base with new customers and as existing customers add additional users and purchase additional hosted services.

         Direct data center costs consist of personnel and infrastructure to support the applications we host for our customers. Direct costs associated with hosted services increased by $2.0 million to $6.3 million for the three months ended June 30, 2001 from $4.3 million for the three months ended June 30, 2000, an increase of 47%. The gross margin for the data centers was 47% for the three months ended June 30, 2001, compared to 8% for the three months ended June 30, 2000. For the six months ended June 30, 2001, direct costs associated with data center services increased by $5.6 million to $13.1 million from $7.5 million for the three months ended June 30, 2000, an increase of 75%. The increase in cost for both the three and six month periods is primarily attributed to additional personnel and infrastructure necessary to (i) support new customers, (ii) add new applications for our existing customers, and (iii) operate our new data centers in the UK and Singapore, as well as, the acquisition of Q-Up in the second quarter of 2000. The gross margin for the data centers was 41% for the six months ended June 30, 2001, compared to 5% for the six months ended June 30, 2000. The increase in gross margin comes from the leverage of increasing revenue against the fixed data center costs.

         Other. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues decreased by $0.7 million to $0.5 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000, a decrease of 58%. Other revenues decreased by $2.1 million to

$0.9 million for the six months ended June 30, 2001 from $3.0 million for the six months ended June 30, 2000, a decrease of 70%. Other revenues represented 1% and 3% of total segment revenues for the six months ended June 30, 2001 and 2000, respectively. Other revenue can fluctuate from period to period based on the mix of products and services being sold.

         Operating Expenses. Operating expenses, which includes selling and marketing and product development expenses, decreased by $1.9 million and $2.3 million for the three and six month periods ended June 30, 2001, respectively. Selling and marketing expenses, which were 14% of total revenues for both the three and six months ended June 30, 2001 and 2000, decreased 4% from the previous three and six month periods. Product development expenses, which were 21% of total revenues for both the three and six months ended June 30, 2001 and 2000 were down 5% and 6%, respectively, from the previous three and six month periods. The improvement in expense as a percentage of total revenue represents a leveraging of the existing cost base to achieve higher revenue levels.

CALL CENTER TECHNOLOGY SEGMENT


                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    JUNE 30,                            JUNE 30,
                                            -------------------------           -------------------------
                                             2001              2000               2001              2000
                                             (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)

REVENUES:
     Software licenses                      $ 7,991           $ 7,678           $13,696           $14,731
     Professional services                    5,797             4,006            10,799             7,419
                                            -------           -------           -------           -------
           Total revenues                    13,788            11,684            24,495            22,150
                                            -------           -------           -------           -------
DIRECT COSTS:
     Software licenses                        1,104               966             2,414             2,463
     Professional services                    2,491             2,871             4,242             5,404
                                            -------           -------           -------           -------
           Total direct costs                 3,595             3,837             6,656             7,867
                                            -------           -------           -------           -------
           Gross margin                      10,193             7,847            17,839            14,283
                                            -------           -------           -------           -------
OPERATING EXPENSES:
     Selling and marketing                    5,564             3,983            10,686             7,521
     Product development                      2,815             1,958             5,286             3,514
                                            -------           -------           -------           -------

                                              8,379             5,941            15,972            11,035
                                            -------           -------           -------           -------
Segment operating income                    $ 1,814           $ 1,906           $ 1,867           $ 3,248
                                            =======           =======           =======           =======

GROSS MARGIN PERCENTAGES:
   Software licenses                             86%               87%               82%               83%
   Professional services                         57%               28%               61%               27%
                                            -------           -------           -------           -------
           Total direct costs                    74%               67%               73%               64%
                                            =======           =======           =======           =======

AS A PERCENTAGE OF TOTAL REVENUES:
  OPERATING EXPENSES:
     Selling and marketing                       40%               34%               44%               34%
     Product development                         21%               17%               21%               16%
                                            -------           -------           -------           -------
                                                 61%               51%               65%               50%
                                            =======           =======           =======           =======

         Revenues, Direct Costs and Gross Margins. Total revenues increased by $2.1 million to $13.8 million for the three months ended June 30, 2001 from $11.7 million for the three months ended June 30, 2000, an increase of 18%. The primary components of revenue were $8.0 million in software license fees and $5.8 million in professional service fees. Direct costs decreased by $0.2 million to $3.6 million for the three months ended June 30, 2001 from $3.8 million for the three months ended June 30, 2000, a decrease of 5%. As a result of the decrease in direct costs, the gross margin for 2001 was 74% as compared to 67% of total segment revenues in 2000. For the six month period ended June 30, 2001, total revenues increased by $2.3 million to $24.5 million from $22.2 million for the six months ended June 30, 2000, an increase of 10%. The primary components of revenue were $13.7 million in software license fees and $10.8 million in professional service fees. Direct costs decreased by $1.2 million to $6.7 million for the six months ended June 30, 2001 from $7.9 million for the three months ended June 30, 2000, a decrease of 15%. As a result of the decrease in direct costs, the gross margin for 2001 was 73% as compared to 64% of total segment revenues in 2000.

         Software licenses. Software license fees increased by $0.3 million to $8.0 million for the three months ended June 30, 2001 from $7.7 million for the three months ended June 30, 2001, an increase of 4%. Software license fees represented 58% of total segment revenues for the three months ended June 30, 2001 as compared to 66% of total segment revenues for the three months ended June 30, 2000. For the six months ended June 30, 2001 software license fees decreased by $1.0 million to $13.7 million from $14.7 million for the six months ended June 30, 2001, a decrease of 7%. Software license fees represented 56% of total segment revenues for the six months ended June 30, 2001 as compared to 67% of total segment revenues for the six months ended June 30, 2000.

         Direct software license costs consist primarily of the cost of third-party software used in the Call Center products. Direct costs associated with software licenses increased by $0.1 million to $1.1 million for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. Gross margins of software licenses were 86% and 87% for the second quarter of 2001 and 2000, respectively. For the six months ended June 30, 2001, direct costs associated with software licenses decreased by $0.1 million to $2.4 million from $2.5 million for the six months ended June 30, 2000. Gross margins of software licenses were 82% and 83% for the first half of 2001 and 2000, respectively.

         Professional services. Professional services revenues increased by $1.8 million to $5.8 million for the three months ended June 30, 2001 from $4.0 million for the three months ended June 30, 2000, an increase of 45%. Professional services revenues represented 42% of total revenues for the three months ended June 30, 2001 compared to 34% of total segment revenues for the three months ended June 30, 2000. For the six month period ended June 30, 2001, professional services revenues increased by $3.4 million to $10.8 million from $7.4 million for the three months ended June 30, 2000, an increase of 46%. Professional services revenues represented 44% of total revenues for the six months ended June 30, 2001 compared to 33% of total segment revenues for the six months ended June 30, 2000. The growth in professional services revenues for both the three and six month periods is equally attributable to the growth in professional services fees and growth in customer support and maintenance fees charged to an increasing installed base of customers.

         Direct costs associated with professional services decreased by $0.4 million to $2.5 million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000, a decrease of 14%. As a result of the increasing professional services revenue and declining direct costs due to a reduction in the use of outside contractors, the gross margin on professional services for the second quarter of 2001 and 2000 were 57% and 28%, respectively. For the six month period ended June 30, 2001, direct costs associated with professional services decreased by $1.2 million to $4.2 million from $5.4 million for the six months ended June 30, 2000, a decrease of 22%. As a result of the increasing professional services revenue and declining direct costs due to a reduction in the use of outside contractors, the gross margin on professional services for the six months ended June 30, 2001 and 2000 were 61% and 27%, respectively.

         Operating Expenses. Total operating expenses, which include selling and marketing and product development expenses, increased by $2.5 million to $8.4 million for the three months ended June 30, 2001 from $5.9 million for the three months ended June 30, 2000, an increase of 42%. Selling and marketing expenses increased by $1.6 million to $5.6 million for the three months ended June 30, 2001 from $4.0 million for the three months ended June 30, 2000, an increase of 40%. Selling and marketing expenses were 40% and 34% of total segment revenues for the first quarter of 2001 and 2000, respectively. Product development expenses increased by $0.8 million to $2.8 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000, an increase of 40%. Product development expenses were 21% and 17% of total revenues for the first quarter of 2001 and 2000, respectively. Both marketing and product development expenses increased primarily as a result of new product development efforts that were started in the latter half of 2000 and of marketing campaigns for those new products that started in the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Total stockholders' equity decreased to $331.5 million as of June 30, 2001 from $467.7 million at December 31, 2000 principally as a result of our net loss of $135.7 million for the six months ended June 30, 2001.

         As of June 30, 2001, we had cash and cash equivalents of $140.7 million compared to $173.3 million at December 31, 2000.

         During the six months ended June 30, 2001, cash used in operations was $6.5 million compared to cash used in operations of $83.4 million for the six months ended June 30, 2000. The decrease in cash used in operations between the first half of 2001 and 2000 is primarily the result of the decrease in the loss before non-cash charges of $25.2 million, decrease in the change in current assets of $32.9 million, reduction of the gain on sales of securities of $34.1 million, offset by an increase in deferred revenues of approximately $13.3 million.

         Cash used in investing activities was $21.2 million for the six months ended June 30, 2001 compared to net cash provided by investing activities of $17.8 million in the comparable period of 2000. During the first half of 2001, we sold our VerticalOne subsidiary, which had $15.0 million in cash. During the first half of 2000, we sold $36.5 million of investment securities held for sale. During the six months ended June 30, 2000 a total of $6.9 million of investments were made in companies that are considered to have technology or products that complement our product and services offerings. No such investments were made in 2001. In the first half of 2001, we purchased $7.1 million of property and equipment as compared to $18.4 million in the prior year period. The purchases of property and equipment made in 2000 were primarily related to the purchase of equipment required for our global data centers.

         Cash used in financing activities was $4.6 million for the six months ended June 30, 2001 compared to cash provided by financing activities of $243.3 million in the comparable period of 2000. The primary difference between the two periods is the receipt of $231.9 million in proceeds from a preferred stock sold in the first half of 2000 and $14.0 million of stock sold under the Employee Stock Purchase and Option Plans during the six months ended June 30, 2000.

         During the first half of 2001, we repaid $3.8 million of borrowings. At June 30, 2001, we had no borrowings outstanding.

         Under the terms of the agreement to acquire Software Dynamics, we expect to issue common and preferred stock and pay out $5.0 million in cash.

         We believe that our expected cash flows from operations together with our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company's 2000 Annual Report on Form 10-K, as amended. There have been no significant changes in the Company's market risk from December 31, 2000.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are involved in certain legal proceedings that are described in our 2000 Annual Report on Form 10-K, as amended. During the six months ended June 30, 2001, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 2000 Annual Report on Form 10-K, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      S1's 2001 annual meeting of shareholders was held on May 23, 2001.

(b) Jaime W. Ellertson and James S. Mahan, III were re-elected as directors at the 2001 annual meeting. Continuing directors include Robert W. Copelan, D.V.M., David C. Hodgson, Howard J. Runnion, Jr. and Jackson L. Wilson, Jr. Subsequent to the annual meeting in July 2001, Dr. Copelan resigned as a director.

(c) The election of two directors for a three-year term was voted on and approved by S1's shareholders at the 2001 annual meeting of shareholders held on May 23, 2001. Jaime W. Ellertson received 39,898,244 votes for election, 3,347,777 votes to withhold authority to vote and no broker non-votes; and James S. Mahan, III received 42,777,876 votes for election, 468,145 votes to withhold authority to vote and no broker non-votes.

(d)      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1 Separation Agreement dated as of May 15, 2001, by and between S1 Corporation and Robert F. Stockwell.*
         ---------------
         * Management contract or compensatory plan.

(b)      Reports on Form 8-K.

                  S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended June 30, 2001:

                  Current Report on Form 8-K filed with the SEC on May 2, 2001 (date of report May 1, 2001) (regarding a press release and an analyst conference call related to first quarter 2001 results and S1 and its operations).

                  Current Report on Form 8-K filed with the SEC on July 31, 2001 (date of report July 31, 2001) (regarding a press release and an analyst conference call related to second quarter 2001 results and S1 and its operations).

                  Current Report on Form 8-K filed with the SEC on August 8, 2001 (date of report August 6, 2001) (regarding a press release announcing the proposed acquisition of Software Dynamics, Incorporated).

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 14, 2001.


                                    S1 CORPORATION

                                    By: /s/ Robert F. Stockwell
                                       ----------------------------------------
                                       Robert F. Stockwell
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)