Form 10-Q
period 2001-09-30
S1 CORP /DE/
filed 2001-11-14
CIK 1063254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

           3500 LENOX ROAD, SUITE 200
                ATLANTA, GEORGIA                              30326
         (Address of principal executive                   (Zip Code)
                    offices)

       Registrant's Telephone Number, Including Area Code: (404) 923-3500

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

                                 Yes [X]    No [ ]

         Shares of common stock outstanding as of November 8, 2001:  60,758,733

================================================================================

                         S1 CORPORATION AND SUBSIDIARIES

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.............            3

         Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended
           September 30, 2001 and 2000....................................................................            4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2001 and 2000....................................................................            5

         Notes to Condensed Consolidated Financial Statements as of September 30, 2001....................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............           14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................           23

                                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................           24

Item 6.  Exhibits and Reports on Form 8-K.................................................................           24

Signature.................................................................................................           25

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         S1 CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                           2001                 2000
                                                                                           ----                 ----
                                              ASSETS                                    (UNAUDITED)
Current assets:
     Cash and cash equivalents..................................................     $       139,382      $     173,266
     Accounts receivable, net...................................................              67,987             97,134
     Prepaid expenses...........................................................               7,263              5,905
     Other current assets.......................................................               3,248              6,660
                                                                                     ---------------      -------------
         Total current assets...................................................             217,880            282,965
Property and equipment, net.....................................................              44,963             62,667
Investment in equity interest of affiliate......................................              42,251                 --
Intangible assets, net..........................................................              37,216             57,798
Goodwill, net...................................................................              94,451            195,428
Other assets....................................................................               4,276              7,846
                                                                                     ---------------      -------------
             Total assets.......................................................     $       441,037      $     606,704
                                                                                     ===============      =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................     $        12,346      $      15,869
     Accrued compensation and benefits..........................................              18,234             13,261
     Accrued restructuring......................................................               6,767              7,180
     Accrued other expenses.....................................................              22,628             41,375
     Deferred revenues..........................................................              29,014             27,471
     Notes payable..............................................................                  --              3,822
     Capital lease obligations..................................................               7,302              8,283
                                                                                     ---------------      -------------
         Total current liabilities..............................................              96,291            117,261
Deferred revenues...............................................................               1,075              1,016
Capital lease obligations, excluding current portion............................               2,275              6,226
Deferred income tax liability...................................................               6,622             10,380
Accrued restructuring, excluding current portion................................               5,291              3,381
Other liabilities...............................................................                 847                695
                                                                                     ---------------      -------------
         Total liabilities......................................................             112,401            138,959
                                                                                     ---------------      -------------

Stockholders' equity:
     Preferred stock............................................................             252,800            252,781
     Common stock...............................................................                 606                580
     Additional paid-in capital.................................................           1,639,541          1,610,096
     Receivable from the sale of stock..........................................             (11,880)           (11,454)
     Accumulated deficit........................................................          (1,550,871)        (1,385,605)
     Accumulated other comprehensive income (loss):
         Net unrealized gains on investment securities available for sale,
           net of taxes........................................................                   22                840
         Cumulative foreign currency translation adjustment.....................              (1,582)               507
                                                                                     ---------------      -------------
           Total stockholders' equity...........................................             328,636            467,745
                                                                                     ---------------      -------------
           Total liabilities and stockholders' equity...........................     $       441,037      $     606,704
                                                                                     ===============      =============
Preferred shares issued and outstanding.........................................           1,829,244          1,186,564
                                                                                     ===============      =============
Common shares issued and outstanding............................................          60,556,280         57,965,770
                                                                                     ===============      =============

           See accompanying notes to unaudited condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                          -------------             -------------
                                                                      2001          2000         2001           2000
                                                                      ----          ----         ----           ----
Revenues:
   Software licenses........................................    $      17,908    $  14,586   $    49,043  $     40,635
   Support and maintenance..................................           11,051        6,884        28,723        20,436
   Professional services....................................           26,133       35,322        83,480        93,382
   Data center..............................................           15,419        5,789        37,514        14,613
   Other ...................................................               49        1,798           997         4,766
                                                                -------------    ---------   -----------  ------------
     Total revenues.........................................           70,560       64,379       199,757       173,832
                                                                -------------    ---------   -----------  ------------

Operating expenses:
   Cost of software licenses................................              411        1,136         2,916         3,883
   Cost of professional services and support and maintenance, including stock compensation expense of $0 and $24 in
     the three and nine month periods ended September 30,
     2000, respectively.....................................           18,248       28,471        64,720        80,244
   Cost of data center......................................            6,479        4,915        19,535        13,073
   Cost of other revenue....................................               33        1,542           691         4,220
   Selling and marketing, including stock compensation
     expense of $190 and $564 in the three and nine month
     periods ended September 30, 2000, respectively.........           13,354       13,856        38,260        39,032
   Product development, including stock compensation
     expense of $418 and $1,274 in the three and nine month
     periods ended September 30, 2000, respectively.........           14,009       17,342        41,479        49,020
   General and administrative, including stock compensation
     expense of $244 and $828 in the three and nine month
     periods ended September 30, 2001, respectively, and
     $725 and $2,195 in the three and nine month period
     ended September 30, 2000, respectively.................           13,047       11,075        37,006        33,347
   Depreciation and amortization............................            7,477        6,536        22,125        16,069
   Marketing cost from warrants issued......................               --           --            --         4,962
   Merger related costs and restructuring charges...........               --        5,055         9,211        18,213
   Acquired in-process research and development.............               --           --            --        14,100
   Amortization of acquisition intangibles..................           19,330      112,360        60,141       301,873
                                                                -------------    ---------   -----------  ------------
     Total operating expenses...............................           92,388      202,288       296,084       578,036
                                                                -------------    ---------   -----------  ------------
       Operating loss.......................................          (21,828)    (137,909)      (96,327)     (404,204)
Interest and other (expense) income, net....................           (1,796)       1,809         1,975        39,900
Loss on sale of subsidiaries................................               --           --       (53,186)           --
Equity interest in net loss of affiliate....................           (7,021)          --       (20,648)           --
                                                                -------------    ---------   -----------  ------------
                                                                      (30,645)    (136,100)     (168,186)     (364,304)
Income tax benefit..........................................            1,029           --         2,920            --
                                                                -------------    ---------   -----------  ------------
Net loss ...................................................    $     (29,616)   $(136,100)  $  (165,266) $   (364,304)
                                                                =============    =========   ===========  ============
Basic and diluted net loss per common share.................    $       (0.50)   $   (2.46)  $    (2.82)  $      (6.83)
                                                                =============    =========   ==========   ============
Weighted average common shares outstanding..................       59,252,335    55,389,682   58,689,726    53,359,206
                                                                =============    ==========  -==========  ============


                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            2001             2000
                                                                                            ----             ----
Cash flows from operating activities:
   Net loss.....................................................................     $     (165,266)    $    (364,304)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization including acquisition intangibles............             82,266           317,942
     Acquired in-process research and development...............................                 --            14,100
     Loss on sale of subsidiaries...............................................             53,186                --
     Equity interest in net loss of affiliate...................................             20,648                --
     Compensation expense for stock options and marketing cost for warrants.....                828             8,648
     Provision for doubtful accounts receivable and billing adjustments.........              4,384             3,155
     Benefit for deferred income taxes..........................................             (2,621)               --
     Gain on the sale of investment securities available for sale...............               (931)          (35,057)
     Write down of cost basis in investments....................................              3,497                --
     Loss on disposal of property...............................................              1,822                --
   Changes in assets and liabilities, excluding effects of divestitures and acquisitions:
     Decrease (increase) in accounts receivable.................................             24,799           (26,694)
     Decrease (increase) in prepaid expenses and other assets...................                458            (1,196)
     Decrease in accounts payable...............................................             (3,115)          (23,063)
     Decrease in accrued expenses and other liabilities.........................            (19,674)           (6,972)
     Decrease in deferred revenue...............................................                (51)           (4,089)
                                                                                     ---------------    --------------
       Net cash provided by (used in) operating activities......................                230          (117,530)
                                                                                     --------------     -------------
Cash flows from investing activities:
   Net cash transferred with subsidiaries sold..................................            (15,073)               --
   Net cash (advanced) acquired in connection with acquisitions.................             (4,424)            6,040
   Proceeds from sales of investment securities available for sale..............              1,044            36,546
   Investments in and advances to unconsolidated companies......................                 --            (6,883)
   Proceeds from payment on notes receivable....................................                 --               500
   Purchases of property and equipment..........................................            (11,266)          (32,084)
                                                                                     --------------     -------------
       Net cash (used in) provided by investing activities......................            (29,719)            4,119
                                                                                     ---------------    -------------
Cash flows from financing activities:
   Sale of preferred stock, net of expenses.....................................                 --           231,957
   Proceeds from payment on stock subscription receivable.......................                 --               451
   Proceeds from sale of common stock under employee stock purchase and
     stock option plans.........................................................              4,569            16,706
   Payments on capital lease obligations........................................             (5,025)           (3,344)
   Payments on borrowings.......................................................             (3,822)           (2,242)
                                                                                     --------------     -------------
     Net cash (used in) provided by financing activities........................             (4,278)          243,528
                                                                                     --------------     -------------
Effect of exchange rate changes on cash and cash equivalents....................               (117)              (72)
                                                                                     --------------     -------------
Net (decrease) increase in cash and cash equivalents............................            (33,884)          130,045
Cash and cash equivalents at beginning of period................................            173,266            67,850
                                                                                     --------------     -------------
Cash and cash equivalents at end of period......................................     $      139,382     $     197,895
                                                                                     ==============     =============
Noncash investing and financing activities:
   Equity interest in affiliate received in connection with subsidiary sold.....     $       62,900     $          --
   Conversion of preferred stock to common stock................................              6,179             2,265
   Acquisition of businesses through issuance of stock..........................             23,479           440,626
   Liabilities incurred or assumed through acquisition of businesses............              5,639             8,339
   Equipment purchased with capital lease obligations...........................                 --            17,703

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BACKGROUND AND BASIS OF PRESENTATION

         S1 Corporation is a leading global provider of enterprise software solutions to more than 2,600 banks, credit unions, insurance providers, and investment firms. We are enabling financial service providers to create a complete Integrated eFinance Experience(TM) by delivering the tools necessary to meet the evolving demands of their customers across various lines of businesses, market segments and delivery channels. Through our Open eFinance Architecture(TM), we offer a broad range of applications that empower financial institutions to increase revenue, strengthen customer relationships and gain competitive advantage. Additionally, our professional services organization can implement S1 applications in-house or we can host these applications for our customers in an S1 data center.

         We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2001, the results of our operations for the three months and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. The data in the condensed consolidated balance sheet as of December 31, 2000 was derived from our audited consolidated balance sheet as of December 31, 2000, as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We account for investments in affiliated entities, which we do not manage and over which we exert significant influence, under the equity method. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

         In November 1999, we completed the acquisition of FICS Group, N.V. which included the Financial Reporting Systems, or FRS, business unit, which we reported in our financial statements as held for sale. As a result, we did not include the operating results of FRS in our statements of operations for 1999 or 2000. During the first quarter of 2001, we determined that there was no reasonable market for the sale of FRS and that we would continue to operate FRS until we (1) identified a suitable market for sale of the FRS business or (2) determined that continued operation of the FRS business was no longer viable. Accordingly, we have included the results of the FRS operations, which are not considered to be material, in our statement of operations for 2001 as part of the Financial Institutions segment.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We adopted this statement effective January 1, 2001, with no material impact on our consolidated financial statements. To date, we have not engaged in any derivative or hedging activities.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and is effective for transfers and servicing occurring after June 30, 2001 and, for certain provisions, fiscal years ending after December 15, 2000. We adopted this statement effective July 1, 2001, with no material impact on our consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. For S1 and other companies with calendar year ends, the standards become effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001. As a result, we applied these new standards in connection with our acquisition of Software Dynamics, Incorporated, or SDI, as further discussed in Note 3 below. Accordingly, as prescribed by the standards, we will not amortize the goodwill that arose from the acquisition of SDI.

         Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. We are still assessing the impact of implementing these standards; however, based on our review to date, we expect the following impacts upon adoption of SFAS 142 on January 1, 2002:

         - We will be required to reclassify approximately $7.0 million of unamortized assembled workforce intangible assets into goodwill.

         - The balance of goodwill and assembled workforce is expected to be approximately $65.3 million, excluding goodwill recorded for the SDI transaction discussed in Note 3 below, and we will discontinue amortizing these assets at that time. We estimate that the resulting reduction in amortization expense will be approximately $56.3 million for 2002, $6.8 million for 2003 and $2.2 million for 2004.

         - We will be required to perform a transitional goodwill impairment test as of January 1, 2002. The impairment test will require us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of any goodwill impairment through a detailed fair value analysis of each of the assigned assets (excluding goodwill). At this time, we do not anticipate any charge resulting from the transitional impairment test.

         - Following the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment were indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. We are required to adopt this statement no later than January 1, 2003 and do not expect it to have a material impact on our consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing or discontinued operations. We are required to adopt this statement no later than January 1, 2002 and do not expect it to have a material impact on our consolidated financial statements.

         In July 2001, the FASB's Emerging Issues Task Force issued Topic No. D-98 as a result of inquiries about the financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer with regards to financial statement classification. This pronouncement clarifies that ordinary liquidation events, which involve the redemption and liquidation of all equity securities, should not result in a security being classified outside of permanent equity. However, deemed liquidation events that require one or more particular classes or types of equity security to be redeemed cause those securities to be classified outside of permanent equity. This pronouncement is to be applied retroactively in the first fiscal quarter ending after December 15, 2001 and earlier application is encouraged. We will adopt this pronouncement when required and do not expect it to have a material impact on our consolidated financial statements.

3.       ACQUISITION OF SOFTWARE DYNAMICS, INCORPORATED

         On September 20, 2001, we acquired all of the fully diluted shares of SDI, a privately held premier provider of branch automation, call center and customer relationship management, or CRM, solutions for financial institutions. As a result of this acquisition, we now deliver software solutions to financial institutions for four major customer interaction channels - branch, call center, phone, Internet - and all core lines of business. In addition to gaining SDI's extensive domain knowledge in branch, teller, call center and CRM solutions, we increased our customer base worldwide with this acquisition. SDI's product line gives us a presence in bank branch networks, creating a link of account information at the branch level in real time with the other platforms. SDI's PLUS and ZEUS product lines provide us with proven branch automation technology. We believe this unique fit will allow our customers to quickly begin realizing the benefits and costs savings generated by the acquisition. SDI's assets will enable us to more rapidly execute on our `banking everyware' strategy of delivering all products and all services across all channels. In addition to SDI's technology, SDI's existing customer base will provide us with reliable economic benefits, stemming mainly from maintenance and relicensing activity. In addition, SDI's customers present us with a ready market to sell other S1 systems and services.

         We accounted for the acquisition of SDI using the purchase method of accounting prescribed by SFAS No. 141. For accounting purposes, we treated the acquisition as if it occurred on September 30, 2001. Accordingly, our consolidated results of operations for the three and nine months ended September 30, 2001 do not include the results of operations of SDI for those periods.

         Under the terms of the acquisition agreement:

         - We issued 1,257,109 shares of common stock with a value recorded of $16.1 million. The value of the common shares issued was determined based on the average market price of our common shares over the 2 trading day period before and the 2 trading day period after the terms of the acquisition were agreed to and announced, less the estimated costs to register the securities.

         - We also issued 649,180 shares of series E preferred stock. The value of the preferred shares of $6.2 million was determined based on the value of the as-converted common stock, less the estimated amount of contingent consideration of $2.1 million. Of the total series E preferred shares issued, we placed in escrow for the selling shareholders 318,098 shares of series E preferred stock in connection with a general indemnity provision and the collection of specific funds under a pending sale of software licenses. The shares related to the general indemnity provision were included in the determination of the purchase price as they did not relate to specific contingencies and we do not expect that any claims will arise. The value of the contingent consideration that we deducted from the value assigned to the preferred shares is equal to the value of the specified funds receivable. If the funds are collected, we will record the value of the contingent consideration at that time, which will increase the amount of goodwill that we recorded in connection with this acquisition.

         - We converted all outstanding options to purchase SDI stock for 101,784 options to purchase S1 common stock with an estimated fair value of $1.2 million. We estimated the fair value of the S1 stock options using the Black Scholes option-pricing model.

         - Finally, we paid $4.5 million from available cash to SDI shareholders and accrued $0.8 million for direct acquisition costs, including principally advisory, legal and accounting fees.

         Of the total purchase price of $28.8 million, $5.3 million was allocated to existing SDI technology (estimated useful life of 5-7 years), $2.2 million to the installed customer asset (estimated useful life of 10 years) and net liabilities of $1.3 million, based on their estimated fair values at the date of acquisition. The remaining $22.6 million was assigned to goodwill. As of the acquisition date, SDI did not have research and development activities underway that qualified as in-process research and development under SFAS No. 2 "Accounting for Research and Development Costs" and FASB Interpretation No. 4 "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The value assigned to the identifiable intangible assets was based on analysis performed by an independent third party as of the date of acquisition. We are in the process of finalizing this valuation; thus, the allocation of the purchase price is preliminary and subject to change.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at September 30, 2001 (in thousands):

         Current assets                       $  2,876
         Property and equipment                    496
         Other non-current assets                   80
         Identified intangible assets            7,500
         Goodwill                               22,616
         Current liabilities                    (4,671)
         Non-current liabilities                  (114)
                                              --------
                                              $ 28,783
                                              ========

         We did not present unaudited pro forma results of operations of S1 and SDI for the nine months ended September 30, 2001 and 2000 because our pro forma results for those periods would not be materially different from our actual results for those periods as a result of the acquisition of SDI.

         SDI's business is part of our Financial Institutions operating segment. Accordingly, the entire amount of goodwill stemming from the acquisition of SDI was assigned to the Financial Institutions operating segment. The goodwill is not tax deductible.

4.       CREDIT FACILITY

         On September 4, 2001, we entered into an arrangement with a bank for a $10.0 million secured line of credit, which expires on September 3, 2002. As of September 30, 2001, the full $10.0 million was available for borrowing under the secured line of credit. We are required to pay an annual commitment fee of 0.20% on the undrawn portion of the commitment. For any borrowings under the secured line of credit, we may choose to pay interest based on the lender's prime rate, LIBOR plus 0.50% or a rate quoted by the lender. Certain of our assets with a value of $10.0 million secure the line of credit.

5.       STOCKHOLDERS' EQUITY

         On September 20, 2001, we issued 649,180 shares of newly authorized Series E convertible preferred stock in connection with the acquisition of SDI as described in Note 3 above. The Series E preferred stock is initially convertible into common stock at a rate of one common share for each series E preferred share. The terms of the series E preferred stock provide holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of S1. The holders of the series E preferred stock are entitled to voting rights equal to those of the common stockholders on an as-converted basis.

         During the third quarter of 2001, one holder of series D convertible preferred stock exercised its right to exchange its preferred shares for S1 common stock at a rate of 29.283 common shares for each preferred share. Accordingly, we issued 190,339 shares of S1 common stock in exchange for 6,500 shares of series D convertible preferred stock.

6.       LOSS ON SALE OF SUBSIDIARY AND EQUITY INTEREST IN NET LOSS OF AFFILIATE

         On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee.com, Inc. in a stock-for-stock transaction under which we received an ownership interest in Yodlee of approximately 33%. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. The investment in Yodlee is being accounted for on the equity basis. At the transaction date, the carrying value of our investment in Yodlee exceeded our share of the underlying net assets of Yodlee by $26.2 million. Substantially all of this excess was allocated to goodwill, which is being amortized over a period of five years. During the nine months ended September 30, 2001, we recorded a non-cash charge of $20.6 million based on our equity interest in the net loss of the affiliate and amortization of the underlying goodwill and other intangible assets. We are a reseller of account aggregation services through our relationship with Yodlee. As a result of additional third-party equity investments made in Yodlee, our ownership interest in Yodlee as of September 30, 2001 was approximately 32%.

7.       COMMITMENTS AND CONTINGENCIES

         We are involved in certain legal proceedings that are described in our 2000 Annual Report on Form 10-K, as amended, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

         Commencing May 8, 2000, several substantially similar complaints were filed in the United States District Court in Atlanta, Georgia against S1, Michel Akkermans, James Mahan and Robert Stockwell, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5), promulgated thereunder and Section 20 of the Securities Exchange Act of 1934. The Court appointed a Lead Plaintiff on March 9, 2001. A Consolidated Amended Complaint was filed on April 24, 2001. The Consolidated Amended Complaint is substantially similar to the prior complaints. On October 23, 2001, the Court dismissed the Consolidated Amended Complaint for failure to state a claim upon which relief may be granted. The Lead Plaintiff was given twenty (20) days to file an amended complaint. As of November 12, 2001, the Lead Plaintiff had not filed an amended complaint. The Lead Plaintiff, however, has thirty (30) days from the entry of a final judgment in favor of the defendants to file a notice of appeal if he so chooses. We believe that the allegations in the Consolidated Amended Complaint are wholly devoid of merit and we and the individual defendants intend to continue to defend ourselves vigorously against these claims.

8.       COMPREHENSIVE LOSS

         The components of comprehensive loss are as follows (in thousands):

                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                           -------------             -------------
                                                                         2001         2000          2001        2000
                                                                         ----         ----          ----        ----
Net loss...........................................................    $(29,616)   $(136,100)    $(165,266)  $(364,304)
Foreign currency translation adjustment............................       1,223         (206)       (2,089)        270
Unrealized loss on investment securities available for
      sale, net of taxes...........................................        (403)     (20,573)         (250)    (16,154)
                                                                       --------    ----------    ----------  ----------
         Comprehensive loss........................................    $(28,796)   $(156,879)    $(167,605)  $(380,188)
                                                                       ========    =========     =========   =========


9.       RESTRUCTURING CHARGES

         In November 2000, we approved a restructuring plan related to the streamlining of our operations, as well as a decision to discontinue development on the Edify retail banking platform. As a result of the restructuring plan, we reduced our workforce by approximately 220 employees and closed several of our facilities worldwide. During the fourth quarter of 2000, we recorded a charge of $14.7 million for the estimated costs associated with the restructuring plan. During the second quarter of 2001, we determined that, as a result of a softening in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the currently anticipated costs. Accordingly, we increased our reserves for lease termination costs and recorded an additional restructuring charge of $3.6 million. Finally, during the third quarter of 2001, in connection with the closing of certain office facilities, we wrote-off leasehold improvements of $1.2 million, which were not previously anticipated in the restructuring accrual.

         During the second quarter of 2001, we approved a restructuring plan related to the streamlining of our European operations. In connection with this plan, we reduced our European workforce by approximately 77 people and consolidated the majority of our European operations into two locations. As a result of these activities, we recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan.

         The restructuring charges and their utilization as of September 30, 2001 and for the nine months then ended are summarized as follows (in thousands):

                                                    RESERVE                                                      RESERVE
                                                  BALANCE AT                                                   BALANCE AT
                                                 DECEMBER 31,                      AMOUNTS                    SEPTEMBER 30,
                                                     2000          ADDITIONS      UTILIZED      ADJUSTMENTS       2001
                                                     ----          ---------      --------      -----------       ----
Severance and other employee
    termination costs.......................     $       3,170   $      1,692     $   (4,491)   $       400  $        771
Lease termination costs.....................             6,762          2,897         (2,565)         3,235        10,329
Other.......................................               629            976         (1,889)         1,242           958
                                                 -------------   ------------     ----------    -----------  ------------
                                                 $      10,561   $      5,565     $   (8,945)   $     4,877  $     12,058
                                                 =============   ============     ==========    ===========  ============


         We expect to make future cash expenditures related to these restructuring activities of approximately $12.1 million, of which we anticipate approximately $6.8 million will be paid within the next twelve months.


10.      SEGMENT REPORTING

         During 2001, we are operating and managing our operations in two business segments: Financial Institutions and Call Center Technology. Through our Financial Institutions segment, we build, deliver and operate integrated, transactional and brandable Internet applications for financial institutions worldwide, available as an in-house solution or one that can be out-sourced to our data centers. Through our Call Center Technology segment, we offer enterprise customer interaction solutions, including: interactive voice response, voice recognition, e-mail management, web chat navigation and collaboration and computer telephony integration. In 2000, we operated a third segment, Internet Aggregation Services, through our VerticalOne subsidiary. Through this segment, we provided technology that enables consumers to aggregate personal account information from multiple sources. We sold our VerticalOne subsidiary to Yodlee in January 2001, as described in Note 6. Accordingly, we eliminated the Internet Aggregation Services segment in 2001.

         We evaluate the performance of our operating segments based on revenues, direct costs and operating income (loss), excluding depreciation and amortization, marketing cost from warrants issued, merger related costs and restructuring charges, acquired in-process research and development and amortization of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared service basis. Accordingly, we include the general and administrative costs in the "Other" category. We do not use any asset-based metrics to measure the operating performance of our operating segments.

         Currently, a large portion of our Call Center Technology segment revenues comes from financial institutions. Our strategy is to leverage this domain expertise and the cross-sell opportunities to benefit our entire organization. We are currently changing our management structure to be organized around functional and geographic areas. As a result, we believe our 2002 operating segments may change to reflect the new management structure.

                                                            THREE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS)
                                                            ----------------------------------------------------
                                                                                            CALL
                                                           FINANCIAL        CENTER        INTERNET
                                                          INSTITUTIONS    TECHNOLOGY     AGGREGATION        OTHER            TOTAL
                                                          ------------    ----------     -----------        -----            -----
Revenues ...........................................        $55,544        $15,016        $      --        $     --         $70,560
Operating expenses:
     Cost of revenues ..............................         22,202          2,969               --              --          25,171
     Selling and marketing .........................          7,299          6,055               --              --          13,354
     Product development ...........................         10,789          3,220               --              --          14,009
     General and administrative ....................             --             --               --          13,047          13,047
                                                            -------        -------        ---------        --------         -------
Total operating expenses (1) .......................         40,290         12,244               --          13,047          65,581
                                                            -------        -------        ---------        --------         -------
Segment operating income (loss) ....................        $15,254        $ 2,772        $      --        $(13,047)        $ 4,979
                                                            =======        =======        =========        ========         =======

(1) Includes non cash stock compensation expense ...        $    --        $    --        $      --        $    244         $   244

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS)
                                                         ----------------------------------------------------
                                                                          CALL
                                                         FINANCIAL       CENTER        INTERNET
                                                        INSTITUTIONS   TECHNOLOGY     AGGREGATION        OTHER            TOTAL
                                                        ------------   ----------     -----------        -----            -----

Revenues ...........................................       $53,478       $10,342       $     559        $     --        $ 64,379
Operating expenses:
     Cost of revenues ..............................        32,420         3,018             626              --          36,064
     Selling and marketing .........................         8,013         4,179           1,664              --          13,856
     Product development ...........................        11,474         2,403           3,465              --          17,342
     General and administrative ....................            --            --              --          11,075          11,075
                                                           -------       -------       ---------        --------        --------
Total operating expenses (1) .......................        51,907         9,600           5,755          11,075          78,337
                                                           -------       -------       ---------        --------        --------
Segment operating income (loss) ....................       $ 1,571       $   742       $  (5,196)       $(11,075)       $(13,958)
                                                           =======       =======       =========        ========        ========

(1)Includes non cash stock compensation expense ....       $    --       $    --       $     608        $    725        $  1,333


                                                         THREE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS)
                                                         ----------------------------------------------------
                                                                          CALL
                                                         FINANCIAL       CENTER        INTERNET
                                                        INSTITUTIONS   TECHNOLOGY     AGGREGATION        OTHER            TOTAL
                                                        ------------   ----------     -----------        -----            -----
Revenues ...........................................       $160,246      $39,511       $      --        $     --        $199,757
Operating expenses:
    Cost of revenue ................................        78,237         9,625              --              --          87,862
    Selling and marketing ..........................        21,519        16,741              --              --          38,260
    Product development ............................        32,973         8,506              --              --          41,479
    General and administrative .....................            --            --              --          37,006          37,006
                                                           -------       -------       ---------        --------        --------
Total operating expenses (1) .......................       132,729        34,872              --          37,006         204,607
                                                           -------       -------       ---------        --------        --------
Segment operating income (loss) ....................       $27,517       $ 4,639       $      --        $(37,006)       $ (4,850)
                                                           =======       =======       =========        ========        ========

(1)Includes non cash stock compensation expense ....       $    --       $    --       $      --        $    828        $    828

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS)
                                                          ---------------------------------------------------
                                                                          CALL
                                                         FINANCIAL       CENTER        INTERNET
                                                        INSTITUTIONS   TECHNOLOGY     AGGREGATION        OTHER            TOTAL
                                                        ------------   ----------     -----------        -----            -----
Revenues ...........................................       $139,883      $32,492       $   1,457        $     --        $173,832
Operating expenses:
    Cost of revenue ................................        89,220        10,885           1,315              --         101,420
    Selling and marketing ..........................        23,110        11,939           3,983              --          39,032
    Product development ............................        35,060         6,128           7,832              --          49,020
    General and administrative .....................            --            --              --          33,347          33,347
                                                           -------       -------       ---------        --------        --------
Total operating expenses (1) .......................       147,390        28,952          13,130          33,347         222,819
                                                           -------       -------       ---------        --------        --------
Segment operating (loss) income ....................       $(7,507)      $ 3,540       $ (11,673)       $(33,347)       $(48,987)
                                                           =======       =======       =========        ========        ========

(1)Includes non cash stock compensation expense ....       $    --       $    --       $   1,862        $  2,195        $  4,057


11.      NET LOSS PER COMMON SHARE

         We calculate basic net loss per common share as loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses, the issuance of additional shares of common stock under stock options and warrants or upon the conversion of preferred stock would be antidilutive. The total number of weighted average common shares that we would have used in our computation of diluted earnings per share for the three month periods ended September 30, 2001 and 2000 was 72,621,659 and 68,036,634, respectively. The total number of weighted average common shares that we would have used in our computation of diluted earnings per share for the nine month periods ended September 30, 2001 and 2000 was 71,525,011 and 71,717,822, respectively.

12.      STOCK OPTION EXCHANGE PROGRAM

         On June 8, 2001, we offered eligible employees the opportunity to exchange outstanding stock options to purchase shares of our common stock that have an exercise price of $18.00 per share or more for new options which under the S1 Corporation 1997 Employee Stock Option Plan. Through July 6, 2001, the expiration date of the exchange offer, we accepted for exchange and canceled 2,937,162 stock options from eligible employees. Eligible employees who are not senior managers will receive new options equal to the number of options exchanged. Senior managers will receive new options equal to the number of options exchanged multiplied by 0.75. We will grant the new options on or about January 8, 2002, which is the first business day that is at least six months and one day following the date we canceled the options accepted for exchange. To receive the new options, eligible employees who participated in this voluntary exchange program must remain continuously employed by S1 or one of our consolidated subsidiaries from the date the options were tendered for exchange through the date we grant the new options. We do not expect to record a charge for stock compensation expense as a result of this stock option exchange program.

13.      SUBSEQUENT EVENT

         On May 16, 1999, we entered into a Stock Purchase and Option Agreement with Intuit. Under the agreement, Intuit purchased 970,813 shares of S1 common stock for $50.0 million and we granted Intuit an option to purchase 5,024,187 shares of our common stock with an exercise price of $51.50 that vested upon the occurrence of certain events. At September 30, 2001, 4,757,387 of these options were exercisable. Concurrent with the Stock Purchase and Option Agreement, we entered a five-year cross-license and distribution agreement with Intuit. There was no activity under the cross-license and distribution agreements during 2000 or 2001. On October 31, 2001, we terminated the cross-license and distribution agreement with Intuit, as well as Intuit's right to purchase shares of our common stock pursuant to the option. We do not expect the termination of these agreements to have a material impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on our beliefs as well as assumptions made using information currently available to us. Because these statements reflect our current views concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere in this report and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

GENERAL

         In November 1999, we completed the acquisition of FICS Group, N.V. which included the Financial Reporting Systems, or FRS, business unit, which we reported in our financial statements as held for sale. As a result, we did not include the operating results of FRS in our statements of operations for 1999 or 2000. During the first quarter of 2001, we determined that there was no reasonable market for the sale of FRS and that we would continue to operate FRS until we (1) identified a suitable market for sale of the FRS business or (2) determined that continued operation of the FRS business was no longer viable. Accordingly, we have included the results of the FRS operations, which are not considered to be material, in our statement of operations for 2001 as part of the Financial Institutions segment.

         During 2000, we operated and managed three business segments: Financial Institutions, Call Center Technology and Internet Aggregation. In January 2001, we sold our VerticalOne subsidiary, which comprised the Internet Aggregation segment, to Yodlee.com, Inc. Accordingly, we eliminated the Internet Aggregation segment in 2001.

         During the fourth quarter of 2000, we approved a restructuring plan related to the streamlining of our worldwide operations, including discontinuing development on the Edify retail banking platform. During the second quarter of 2001, we approved a restructuring plan related to the streamlining of our European operations. We continue to review our cost structure on a worldwide basis and look for additional ways to streamline our operations. We believe that our efforts to streamline operations, including headcount reductions and consolidation of our operating facilities, have resulted in cost savings that have improved our margins and our cash flows from operating activities during the nine months ended September 30, 2001.

         On September 20, 2001, we acquired all of the fully diluted shares of Software Dynamics, Incorporated, a privately held premier provider of branch automation, call center and customer relationship management, or CRM, solutions for financial institutions. As a result of this acquisition, we now deliver software solutions to financial institutions for four major customer interaction channels - branch, call center, phone, Internet - and all core lines of business. In addition to gaining SDI's extensive domain knowledge in branch, teller, call center and CRM solutions, we increased our customer base worldwide with this acquisition. SDI's product line gives us a presence in bank branch networks, creating a link of account information at the branch level in real time with the other platforms. SDI's PLUS and ZEUS product lines provide us with proven branch automation technology. We believe this unique fit will allow our customers to quickly begin realizing the benefits and costs savings generated by the acquisition. SDI's assets will enable us to more rapidly execute on our `banking everyware' strategy of delivering all products and all services across all channels. In addition to SDI's technology, SDI's existing customer base will provide us with reliable economic benefits, stemming mainly from maintenance and relicensing activity. In addition, SDI's customers present us with a ready market to sell other S1 systems and services. For accounting purposes, we treated the acquisition as if it occurred on September 30, 2001. Accordingly, our consolidated results of operations for the three and nine months ended September 30, 2001 do not include the results of operations of SDI for those periods.

         During 2001, we have been investing in our development of the new integrated S1 Enterprise Platform as the new technology foundation for our Enterprise family of products. Our Enterprise Platform enables financial services providers to leverage the interfaces built to their back-end systems, share customer data across their enterprise and deliver comprehensive, integrated marketing programs. Our Enterprise Platform provides an open, flexible, and scalable architecture that leverages existing legacy and third-party applications. Additionally, our Enterprise Platform allows financial services providers to move toward a standard platform to unify their channel strategy and provide the most robust transactional and CRM capabilities to both their external and internal customers. Through our Market Leadership Partner program, certain customers are providing us with valuable input on the architectural requirements and business capabilities that financial services providers need to deliver a consistent eFinance experience across all customer interaction channels. We expect that Enterprise Platform 1.0 will be available for general release during the first quarter of 2002.

         Generally, we do not capitalize software development costs because of the insignificant amount of costs we incur between completion of beta testing and general release of a product. To date, we have not capitalized any costs in connection with the development of Enterprise Platform 1.0. However, we may be required to capitalize some of these development costs in the fourth quarter of 2001 and through the date of general release in the first quarter of 2002.

FINANCIAL INSTITUTIONS SEGMENT

         Our Financial Institutions segment builds, delivers and operates integrated, transactional and brandable Internet software applications and services for financial institutions worldwide, available as an in-house solution or one that we host in an S1 data center. The Financial Institutions segment provides highly customized solutions to large global and national financial institutions, as well as solutions that require little or no customization, which are primarily sold to small and mid-market financial institutions.

CALL CENTER TECHNOLOGY SEGMENT

         Our Call Center Technology segment offers enterprise customer interaction solutions, including: interactive voice response, voice recognition, e-mail management, web chat navigation and collaboration and computer telephony integration. These solutions allow financial institutions and other organizations to automate, integrate and personalize interactions with customers through multiple channels, yielding stronger, more profitable relationships. Using customer-determined profiles and interests, our clients can notify their customers about new products or services. Calls that do require human assistance can automatically be routed to the most appropriate person. All of these goals can be accomplished through a combination of channels, including telephone, Internet, e-mail, fax, and pager. In addition, we offer a natural language speech recognition product and an optional marketing campaign management component that enables businesses to deliver products and services to targeted prospects consistently through multiple channels.

         Currently, a large portion of our Call Center Technology segment revenues comes from financial institutions. Our strategy is to leverage this domain expertise and the cross-sell opportunities to benefit our entire organization. We are currently changing our management structure to be organized around functional and geographic areas. As a result, we believe our 2002 operating segments may change to reflect new management structure.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

         The following table presents selected financial data for our operating segments for the three months ended September 30, 2001 and 2000. We evaluate the performance of our operating segments based on revenues, direct costs, gross margins and operating expenses, excluding depreciation and amortization, marketing cost from warrants issued, merger related costs and restructuring charges, acquired in-process research and development and amortization of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared service basis. Accordingly, we do not include general and administrative costs in the determination of our segment operating income or loss.

                             SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)


                                                              THREE MONTHS ENDED
                                                              SEPTEMBER 30, 2001
                                         -----------------------------------------------------------
                                           FINANCIAL      CALL CENTER
                                         INSTITUTIONS      TECHNOLOGY        OTHER           TOTAL
                                         -----------------------------------------------------------
Revenues:
 Software licenses                         $   9,371       $   8,537       $      --       $  17,908
 Support and maintenance                       7,071           3,980              --          11,051
 Professional services                        23,634           2,499              --          26,133
 Data center                                  15,419              --              --          15,419
 Other                                            49              --              --              49
                                         -----------------------------------------------------------
  Total revenues                              55,544          15,016              --          70,560
                                         -----------------------------------------------------------
DIRECT COSTS:
 Software licenses                                84             327              --             411
 Support and maintenance
  and professional services                   15,606           2,642              --          18,248
 Data center                                   6,479              --              --           6,479
 Other                                            33              --              --              33
                                         -----------------------------------------------------------
  Total direct costs                          22,202           2,969              --          25,171
                                         -----------------------------------------------------------
GROSS MARGIN:                                 33,342          12,047              --          45,389
                                         -----------------------------------------------------------
OPERATING EXPENSES:
 Selling and marketing                         7,299           6,055              --          13,354
 Product development                          10,789           3,220              --          14,009
 General and administrative                       --              --          13,047          13,047
                                         -----------------------------------------------------------
  Total operating expenses                    18,088           9,275          13,047          40,410
                                         -----------------------------------------------------------
SEGMENT OPERATING INCOME (LOSS)            $  15,254       $   2,772       $ (13,047)      $   4,979
                                         ===========================================================

GROSS MARGIN PERCENTAGES:
 Software licenses                                99%             96%             --              98%
 Support and maintenance
  and professional services                       49%             59%             --              51%
 Data center                                      58%             --              --              58%
 Other                                            33%             --              --              33%
                                         -----------------------------------------------------------
   Total gross margin                             60%             80%             --              64%
                                         -----------------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                       SEPTEMBER 30, 2000
                                         --------------------------------------------------------------------------
                                           FINANCIAL      CALL CENTER        INTERNET
                                         INSTITUTIONS      TECHNOLOGY      AGGREGATION      OTHER           TOTAL
                                         --------------------------------------------------------------------------
Revenues:
 Software licenses                         $   8,316       $   6,270       $      --       $      --      $  14,586
 Support and maintenance                       4,314           2,570              --              --          6,884
 Professional services                        33,820           1,502              --              --         35,322
 Data center                                   5,230              --             559              --          5,789
 Other                                         1,798              --              --              --          1,798
                                         --------------------------------------------------------------------------
  Total revenues                              53,478          10,342             559              --         64,379
                                         --------------------------------------------------------------------------
DIRECT COSTS:
 Software licenses                               559             577              --              --          1,136
 Support and maintenance
  and professional services                   26,030           2,441              --              --         28,471
 Data center                                   4,289              --             626              --          4,915
 Other                                         1,542              --              --              --          1,542
                                         --------------------------------------------------------------------------
  Total direct costs                          32,420           3,018             626              --         36,064
                                         --------------------------------------------------------------------------
GROSS MARGIN:                                 21,058           7,324             (67)             --         28,315
                                         --------------------------------------------------------------------------
OPERATING EXPENSES:
 Selling and marketing                         8,013           4,179           1,664              --         13,856
 Product development                          11,474           2,403           3,465              --         17,342
 General and administrative                       --              --              --          11,075         11,075
                                         --------------------------------------------------------------------------
  Total operating expenses                    19,487           6,582           5,129          11,075         42,273
                                         --------------------------------------------------------------------------
SEGMENT OPERATING INCOME (LOSS)            $   1,571       $     742       $  (5,196)      $ (11,075)     $ (13,958)
                                         --------------------------------------------------------------------------

GROSS MARGIN PERCENTAGES:
 Software licenses                                93%             91%             --              --             92%
 Support and maintenance
  and professional services                       32%             40%             --              --             33%
 Data center                                      18%             --            -12%              --             15%
 Other                                            14%             --              --              --             14%
                                         ---------------------------------------------------------------------------
   Total gross margin                             39%             71%           -12%              --             44%
                                         ===========================================================================


         REVENUES. Total revenues increased by $6.2 million to $70.6 million for the three months ended September 30, 2001 from $64.4 million for the three months ended September 30, 2000, an increase of 10%. The increase in revenues resulted principally from increases in our strategic revenue streams, including software licenses, support and maintenance and data center fees. During the three months ended September 30, 2001, data center revenue increased $9.6 million, or 166%; support and maintenance revenue increased $4.2 million, or 61%; and software license revenue increased $3.3 million, or 23%. Our strategy is to focus on activities that will continue to increase these revenue streams while placing less emphasis on professional services, which during the three months ended September 30, 2001 decreased $9.2 million, or 26%.

         The increase in our data center revenue was due to an increase in the total number of financial institutions who are live in our global data centers as well as an increase in the number of end-users. Much of this increase is attributable to our European data center which opened during the fourth quarter of 2000. We had one large customer in our European data center from which we derived a portion of the total increase in data center revenue. We also experienced significant growth in our small to mid-market financial institution data center customers in the United States. Although we expect many of our mid-sized financial institution customers to choose our data center solution, we do not expect future growth rates to match that which we produced during 2001. Furthermore, the effect of the large European customer on our data center revenue will diminish, and we believe that many of our larger financial institution customers may consider moving their internet banking platform to one of our in-house solutions. As those transitions are made, we expect the related revenue stream will move from data center to software license fees and support and maintenance fees.

         For the three months ended September 30, 2001, our Financial Institutions operating segment revenues grew $2.1 million to $55.5 million over the comparable prior year period. This growth is primarily attributable to the increase in data center revenues as discussed above, an increase in support and maintenance fees charged to an increasing installed base of customers, and the inclusion of revenues from our FRS business unit that was previously classified as held for sale. These increases in revenues were partially offset by a decrease to professional service revenues and license and support and maintenance revenue resulting from the shut down of our Edify banking product in the fourth quarter of 2000.

         Revenues for our Call Center Technology operating segment increased $4.7 million to $15.0 million for the three months ended September 30, 2001. Much of this increase is attributable to increases in license fees and professional service fees resulting primarily from the cross selling of our call center products to financial institutions. Also there was an increase in support and maintenance fees charged to an increasing installed base of customers.

         Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue decreased $1.7 million to $49,000 for the three months ended September 30, 2001 from $1.8 million for the three months ended September 30, 2000, a decrease of 97%. Other revenue generally fluctuates based on the mix of products and services sold.

         DIRECT COSTS AND GROSS MARGINS. Direct costs decreased by $10.9 million to $25.2 million for the three months ended September 30, 2001 from $36.1 million for the three months ended September 30, 2000, a decrease of 30%. Overall gross margins were 64% and 44% for the third quarter of 2001 and 2000, respectively. The decrease in direct costs and corresponding increase in gross margins are primarily the result of headcount reductions, including S1 employees and outside professional consultants in the service areas of the business, as well as reduced facilities charges from the consolidation of offices.

         Direct software license costs for our Financial Institution software products are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. Direct software license costs for our Call Center products consist of third-party software used in the products. Overall direct software license costs decreased $0.7 million to $0.4 million for the three months ended September 30, 2001 from $1.1 million for the three months ended September 30, 2000. Gross margins were 98% and 92% for the three months ended September 30, 2001 and 2000, respectively.

         Direct costs for support and maintenance and professional services consist primarily of personnel and infrastructure costs. Direct costs associated with support and maintenance and professional services decreased by $10.2 million, or 36%, to $18.2 million for the three months ended September 30, 2001. This decrease in direct costs is primarily the result of reducing professional services headcount and associated facilities costs to a level that is more closely aligned with the projects and services under contract.

         Direct data center costs consist of personnel and infrastructure to support the applications we host for our customers. Direct data center costs increased $1.6 million to $6.5 million for the three months ended September 30, 2001 from $4.9 million for the three months ended September 30, 2000. The increase in costs relates to additional personnel and infrastructure necessary to support new customers and add new applications for our existing customers. The gross margin for data center operations was 58% and 15% for the three months ended September 30, 2001 and 2000, respectively. We increased the gross margin on our data center operations through our ability to leverage increasing revenue against the fixed data center costs.

         SELLING AND MARKETING EXPENSES. Total selling and marketing expenses decreased by $0.5 million to $13.4 million for the three months ended September 30, 2001 from $13.9 million for the three months ended September 30, 2000. We eliminated $1.7 million of selling and marketing expenses in connection with the sale of VerticalOne. This was offset by an increase of $1.2 million to selling and marketing expenses related to the strengthening of our sales team and marketing programs.

         PRODUCT DEVELOPMENT EXPENSES. Total product development expenses decreased by $3.3 million to $14.0 million for the three months ended September 30, 2001 from $17.3 million for the three months ended September 30, 2000. This decrease is primarily attributable to the elimination of $3.5 million of product development expenses in connection with the sale of VerticalOne. For the three months ended September 30, 2001, most of our product development efforts were directed towards the development of our new integrated Enterprise Platform.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.9 million to $13.0 million for the three months ended September 30, 2001 from $11.1 million for the three months ended September 30, 2000. As we continue to strengthen our executive and management teams, our general and administrative salaries and related personnel charges increased from the prior year period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $1.0 million to $7.5 million for the three months ended September 30, 2001 from $6.5 million for the three months ended September 30, 2000, an increase of 14%. These increases were primarily the result of the depreciation recorded on additional property and equipment.

         AMORTIZATION OF ACQUISITION INTANGIBLES. Amortization of acquisition intangibles decreased $93.1 million to $19.3 million for the three months ended September 30, 2001 from $112.4 million for the three months ended September 30, 2000. In the fourth quarter of 2000, we recorded an impairment charge of $664.9 million to reduce the carrying value of acquisition intangibles. As a result of the reduced carrying value, amortization of acquisition intangibles decreased during the three months ended September 30, 2001 as compared to the same period in 2000. We continually monitor our results of operations and other developments to determine if any adjustment is necessary to the carrying value of our intangible assets. We determined that no such charge was required during the three months ended September 30, 2001.

         INTEREST, INVESTMENT AND OTHER (EXPENSE) INCOME. Interest, investment and other expense was $1.8 million for the three months ended September 30, 2001. This was a decrease of $3.6 million compared to $1.8 million of interest, investment and other income recorded in the three months ended September 30, 2000. During the three months ended September 30, 2001, we recorded non-cash charges of $3.5 million to write down our basis in certain cost basis investments as a result of impairment in the value of these assets which we believe is other than temporary.

         EQUITY INTEREST IN NET LOSS OF AFFILIATE. During the three months ended September 30, 2001, we recorded non-cash charges of $7.0 million based on our equity interest in the net loss of Yodlee and amortization of the underlying goodwill and other intangible assets.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         The following table presents selected financial data for our operating segments for the nine months ended September 30, 2001 and 2000. We evaluate the performance of our operating segments based on revenues, direct costs, gross margins and operating expenses, excluding depreciation and amortization, marketing cost from warrants issued, merger related costs and restructuring charges, acquired in-process research and development and amortization of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared service basis. Accordingly, we do not include general and administrative costs in the determination of our segment operating income or loss.

                             SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2001
                                         -----------------------------------------------------------
                                           FINANCIAL      CALL CENTER
                                         INSTITUTIONS      TECHNOLOGY        OTHER           TOTAL
                                         -----------------------------------------------------------
Revenues:
     Software licenses                     $  26,810       $  22,233       $      --       $  49,043
     Support and maintenance                  18,356          10,367              --          28,723
     Professional services                    76,569           6,911              --          83,480
     Data center                              37,514              --              --          37,514
     Other                                       997              --              --             997
                                         -----------------------------------------------------------
           Total revenues                    160,246          39,511              --         199,757
                                         -----------------------------------------------------------

DIRECT COSTS:
     Software licenses                           175           2,741              --           2,916
     Support and maintenance
      and professional services               57,836           6,884              --          64,720
     Data center                              19,535              --              --          19,535
     Other                                       691              --              --             691
                                         -----------------------------------------------------------
           Total direct costs                 78,237           9,625              --          87,862
                                         -----------------------------------------------------------
GROSS MARGIN:                                 82,009          29,886              --         111,895
                                         -----------------------------------------------------------
OPERATING EXPENSES:
     Selling and marketing                    21,519          16,741              --          38,260
     Product development                      32,973           8,506              --          41,479
     General and administrative                   --              --          37,006          37,006
                                         -----------------------------------------------------------
           Total operating expenses           54,492          25,247          37,006         116,745
                                         -----------------------------------------------------------
SEGMENT OPERATING INCOME (LOSS)            $  27,517       $   4,639       $ (37,006)      $  (4,850)
                                         ===========================================================

GROSS MARGIN PERCENTAGES:
     Software licenses                            99%             88%             --              94%
     Support and maintenance
      and professional services                   39%             60%             --              42%
     Data center                                  48%             --              --              48%
     Other                                        31%             --              --              31%
                                         -----------------------------------------------------------
           Total gross margin                     51%             76%             --              56%
                                         -----------------------------------------------------------

                                                                        NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2000
                                         --------------------------------------------------------------------------
                                           FINANCIAL      CALL CENTER        INTERNET
                                         INSTITUTIONS      TECHNOLOGY      AGGREGATION      OTHER           TOTAL
                                         --------------------------------------------------------------------------
Revenues:
     Software licenses                     $  19,634        $  21,001       $      --      $      --      $  40,635
     Support and maintenance                  13,409            7,027              --             --         20,436
     Professional services                    88,918            4,464              --             --         93,382
     Data center                              13,156               --           1,457             --         14,613
     Other                                     4,766               --              --             --          4,766
                                         --------------------------------------------------------------------------
           Total revenues                    139,883           32,492           1,457             --        173,832
                                         --------------------------------------------------------------------------
DIRECT COSTS:
     Software licenses                           843            3,040              --             --          3,883
     Support and maintenance
      and professional services               72,399            7,845              --             --         80,244
     Data center                              11,758               --           1,315             --         13,073
     Other                                     4,220               --              --             --          4,220
                                         --------------------------------------------------------------------------
           Total direct costs                 89,220           10,885           1,315             --        101,420
                                         --------------------------------------------------------------------------
GROSS MARGIN:                                 50,663           21,607             142             --         72,412
                                         --------------------------------------------------------------------------
OPERATING EXPENSES:
     Selling and marketing                    23,110           11,939           3,983             --         39,032
     Product development                      35,060            6,128           7,832             --         49,020
     General and administrative                   --               --              --         33,347         33,347
                                         --------------------------------------------------------------------------
           Total operating expenses           58,170           18,067          11,815         33,347        121,399
                                         --------------------------------------------------------------------------
SEGMENT OPERATING INCOME (LOSS)            $  (7,507)       $   3,540       $ (11,673)     $ (33,347)     $ (48,987)
                                         ===========================================================================

GROSS MARGIN PERCENTAGES:
     Software licenses                            96%              86%             --             --             90%
     Support and maintenance
      and professional services                   29%              32%             --             --             29%
     Data center                                  11%              --              10%            --             11%
     Other                                        11%              --              --             --             11%
                                         --------------------------------------------------------------------------
           Total gross margin                     36%              66%             10%            --             42%
                                         --------------------------------------------------------------------------

         REVENUES. Total revenues increased by $26.0 million to $199.8 million for the nine months ended September 30, 2001 from $173.8 million for the nine months ended September 30, 2000, an increase of 15%. The increase in revenues resulted principally from increases in our strategic revenue streams, including software licenses, support and maintenance and data center fees. During the nine months ended September 30, 2001, data center revenue increased $22.9 million, or 157%; support and maintenance revenue increased $8.3 million, or 41%; and software license revenue increased $8.4 million, or 21%. Our strategy is to focus on activities that will continue to increase these revenue streams while placing less emphasis on professional services, which during the nine months ended September 30, 2001 decreased $9.9 million, or 11%.

         The increase in our data center revenue was due to an increase in the total number of financial institutions who are live in our global data centers, as well as an increase in the numbers of end-users. Much of this increase was related to our European data center which opened during the fourth quarter of 2000. We had one large customer in our European data center from which we derived a portion of the total increase in data center revenue. We also experienced significant growth in our small to mid-market financial institution data center customers in the United States. Although we expect many of our mid-sized financial institution customers to choose our data center solution, we do not expect future growth rates to match that which we produced during 2001. The effect of the large European customer on our data center revenue will diminish, and we believe that many of our larger financial institution customers may consider moving their internet banking platform to one of our in-house solutions. As those transitions are made, we expect the related revenue stream will move from data center to software license fees and support and maintenance fees.

         For the nine months ended September 30, 2001, our Financial Institutions operating segment revenues grew $20.4 million, or 15%, to $160.2 million over the comparable prior year period. This growth is primarily attributable to the increase in data center revenues as discussed above, the inclusion of a full nine months of revenue for Davidge Data Systems and Q-Up Systems, Inc., which were acquired during the second quarter of 2000, and the inclusion of the revenues of our FRS business unit that was previously classified as held for sale. These increases in revenues were partially offset by a decrease in professional service revenues and license and support and maintenance revenue resulting from the shut down of our Edify banking product in the fourth quarter of 2000.

         Revenues for our Call Center Technology operating segment increased $7.0 million to $39.5 million for the nine months ended September 30, 2001. This increase is attributable to an increase in support and maintenance fees charged to an increasing installed base of customers. Also, there were increases in license fees and professional service fees resulting primarily from the cross selling of our call center products to financial institutions.

         Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue decreased $3.8 million to $1.0 million for the nine months ended September 30, 2001 from $4.8 million for the nine months ended September 30, 2000, a decrease of 79%. Other revenue generally fluctuates based on the mix of products and services sold.

         DIRECT COSTS AND GROSS MARGINS. Direct costs decreased by $13.5 million to $87.9 million for the nine months ended September 30, 2001 from $101.4 million for the nine months ended September 30, 2000, a decrease of 13%. Overall gross margins were 56% and 42% for the first nine months of 2001 and 2000, respectively. The decrease in direct costs and corresponding increase in gross margins are primarily the result of headcount reductions, including S1 employees and outside professional consultants in the service areas of the business, as well as reduced facilities charges from the consolidation of offices.

         Direct software license costs for our Financial Institution software products are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. Direct software license costs for our Call Center products consist of third-party software used in the products. Overall direct software license costs decreased $1.0 million to $2.9 million for the nine months ended September 30, 2001 from $3.9 million for the nine months ended September 30, 2000. Gross margins were 94% and 90% for the nine months ended September 30, 2001 and 2000, respectively.

         Direct costs for support and maintenance and professional services consist primarily of personnel and infrastructure costs. Direct costs associated with support and maintenance and professional services decreased by $15.5 million, or 19%, to $64.7 million for the nine months ended September 30, 2001. This decrease in direct costs is primarily the result of reducing professional services headcount and associated facilities costs to a level that is more closely aligned with the projects and services under contract.

         Direct data center costs consist of personnel and infrastructure to support the applications we host for our customers. Direct data center costs increased $6.4 million to $19.5 million for the nine months ended September 30, 2001 from $13.1 million for the nine months ended September 30, 2000. The increase in costs relates to additional personnel and infrastructure necessary to support new customers and add new applications for our existing customers. The gross margin for data center operations was 48% and 11% for the nine months ended September 30, 2001 and 2000, respectively. We increased the gross margin on our data center operations through our ability to leverage increasing revenue against the fixed data center costs.

         SELLING AND MARKETING EXPENSES. Total selling and marketing expenses decreased by $0.7 million to $38.3 million for the nine months ended September 30, 2001 from $39.0 million for the nine months ended September 30, 2000. We eliminated $4.0 million of selling and marketing expenses in connection with the sale of VerticalOne. This was offset by an increase of $3.3 million to selling and marketing expenses related to the strengthening of our sales team and marketing programs and the addition of Davidge and Q-Up.

         PRODUCT DEVELOPMENT EXPENSES. Total product development expenses decreased by $7.5 million to $41.5 million for the nine months ended September 30, 2001 from $49.0 million for the nine months ended September 30, 2000. This decrease is primarily attributable to the elimination of $7.8 million of product development expenses in connection with the sale of VerticalOne. For the nine months ended September 30, 2001, most of our product development efforts have been focused on the development of Enterprise Platform 1.0.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $3.7 million to $37.0 million for the nine months ended September 30, 2001 from $33.3 million for the nine months ended September 30, 2000. A portion of the increase reflects the addition of Q-Up and Davidge, both of which were acquired in the second quarter of 2000. As we continue to strengthen our executive and management teams, our general and administrative salaries and related personnel charges have increased from the prior year period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $6.0 million to $22.1 million for the nine months ended September 30, 2001 from $16.1 million for the nine months ended September 30, 2000, an increase of 37%. These increases were primarily the result of the depreciation recorded on additional property and equipment.

         MARKETING COST FROM WARRANTS ISSUED. We recorded $5.0 million of marketing costs for the nine months ended September 30, 2000. The marketing cost was primarily for warrants issued in connection with a pilot project and distribution agreement between a third-party and one of our subsidiaries. The fair value of the warrants was determined based on the Black-Scholes option-pricing model. We recognized the entire cost of the warrants in 2000.

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

         During the nine months ended September 30, 2000, we incurred merger related costs of $18.2 million in connection with three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000. These costs were incurred to integrate the products and platforms of the acquired companies, to train personnel on the new products acquired and to build the infrastructure necessary to support a global operation.

         AMORTIZATION OF ACQUISITION INTANGIBLES. Amortization of acquisition intangible assets decreased $241.8 million to $60.1 million for the nine months ended September 30, 2001 from $301.9 million for the nine months ended September 30, 2000. In the fourth quarter of 2000, we recorded an impairment charge of $664.9 million to reduce the carrying value of acquisition intangibles. As a result of the reduced carrying value, amortization of acquisition intangibles decreased during the three months and nine months ended September 30, 2001 as compared to the same periods in 2000. We continually monitor our results of operations and other developments to determine if any adjustment is necessary to the carrying value of our intangible assets. We determined that no such charge was required during the nine months ended September 30, 2001.

         INTEREST, INVESTMENT AND OTHER INCOME. Interest, investment and other income was $2.0 million for the nine months ended September 30, 2001, a decrease of $37.9 million from the nine months ended September 30, 2000. During the nine months ended September 30, 2001, we recorded non-cash charges of $3.5 million to write down our basis in certain cost basis investments. During the nine months ended September 30, 2000, we recorded a one-time gain of $35.0 million on the sale of investment securities available for sale.

         LOSS ON SALE OF SUBSIDIARIES AND EQUITY INTEREST IN NET LOSS OF AFFILIATE. On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee in a stock-for-stock transaction under which we received an ownership interest of approximately 33% in Yodlee. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. During the nine months ended September 30, 2001, we recorded non-cash charges of $20.6 million based on our equity interest in the net loss of the affiliate and amortization of the underlying goodwill and other intangible assets.

         During the second quarter of 2001, we recorded a charge of $0.8 million in connection with the sale of our subsidiary Write! N.V.

LIQUIDITY AND CAPITAL RESOURCES

         The following tables show information about our cash flows during the nine months ended September 30, 2001 and 2000 and selected balance sheet data as of September 30, 2001 and December 31, 2000:

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             2001                 2000
                                                                                          ----------           ----------
                                                                                                    (in thousands)
Net cash used in operating activities before changes in operating assets and liabilities  $   (2,187)          $  (55,516)
Increase (decrease) in operating assets and liabilities                                        2,417              (62,014)
                                                                                          ----------           ----------
Net cash provided by (used in) operating activities                                              230             (117,530)
Net cash (used in) provided by investing activities                                          (29,719)               4,119
Net cash (used in) provided by financing activities                                           (4,278)             243,528
Effect of exchange rates on cash and cash equivalents                                           (117)                 (72)
                                                                                          ----------           ----------
Net (decrease) increase in cash and cash equivalents                                      $  (33,884)          $  130,045
                                                                                          ==========           ==========


                                                       SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                       ------------------        -----------------
                                                                        (in thousands)
Cash and cash equivalents                                       $ 139,382                $ 173,266
Working capital                                                   121,589                  165,704
Working capital, excluding deferred revenues                      150,603                  193,175
Total assets                                                      441,037                  606,704
Total stockholders' equity                                        328,636                  467,745


         OPERATING ACTIVITIES. During the nine months ended September 30, 2001, cash provided by operations was $230,000 compared to cash used in operations of $117.5 million for the nine months ended September 30, 2000. The changes in net cash provided by (used in) operating activities generally reflect the changes in our net loss plus the effects of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

         Although we recorded a net loss of $165.3 million for the nine months ended September 30, 2001, a significant portion of our loss was comprised of non-cash items including $82.3 million of depreciation and amortization including acquisition intangibles, $53.2 million in losses recorded on the sale of subsidiaries, and $20.6 million in the equity interest in net loss of an affiliate. The decrease in working capital of $44.1 million was primarily due to the decrease of $33.9 million in cash and cash equivalents and a decrease of $24.8 million in accounts receivable as a result of aggressive collection efforts, offset in part by an decrease of $22.8 million in accounts payable and accrued expenses as a result of the timing of payments.

         Cash used in operations for the nine months ended September 30, 2000 was primarily the result of the net loss for the period of $364.3 million offset by non-cash items of $340.7 million and the a gain on the sale of investment securities of $35.1 million, the reduction of accounts payable and accrued expenses of $30.0 million and an increase in accounts receivable of $26.7 million.

         INVESTING ACTIVITIES. Cash used in investing activities was $29.7 million for the nine months ended September 30, 2001 compared to net cash provided by investing activities of $4.1 million in the comparable period of 2000. During the nine months ended September 30, 2001, we sold our VerticalOne subsidiary, which at the time of sale held $15.0 million in cash. Additionally in September 2001, we expended $4.5 million from available cash in connection with the acquisition of SDI. During the nine months ended September 30, 2000, we sold $36.5 million of investment securities held for sale. During the nine months ended September 30, 2000 a total of $6.9 million of investments were made in companies that are considered to have technology or products that complement our product and services offerings. No such investments were made in 2001. In 2001, we purchased $11.3 million of property and equipment as compared to $32.1 million in the prior year period. During 2001, our property and equipment purchases were primarily related to leasehold improvements for our new corporate headquarters and computer equipment. The purchases of property and equipment made in 2000 were primarily related to the purchase of equipment required for our global data centers.

         FINANCING ACTIVITIES. Cash used in financing activities was $4.3 million for the nine months ended September 30, 2001 compared to cash provided by financing activities of $243.5 million in the comparable period of 2000. The primary difference between the two periods is the receipt of $231.9 million in net proceeds from a preferred stock sold in 2000 and $16.7 million of stock sold under the Employee Stock Purchase and Option Plans during the nine months ended September 30, 2000.

         During the nine months ended September 30, 2001, we repaid $3.8 million of borrowings. We entered into an arrangement for a $10.0 million secured line of credit during the third quarter of 2001. At September 30, 2001, we had no borrowings outstanding and the full $10.0 million was available for borrowing under the secured line of credit.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk were included in Item 7A of our 2000 Annual Report on Form 10-K, as amended. There have been no significant changes in our market risk from December 31, 2000.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                           We are involved in certain legal proceedings that are
                  described in our 2000 Annual Report on Form 10-K, as amended.

                           Commencing May 8, 2000, several substantially similar
                  complaints were filed in the United States District Court in Atlanta, Georgia against S1, Michel Akkermans, James Mahan and Robert Stockwell, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5), promulgated thereunder and Section 20 of the Securities Exchange Act of 1934. The Court appointed a Lead Plaintiff on March 9, 2001. A Consolidated Amended Complaint was filed on April 24, 2001. The Consolidated Amended Complaint is substantially similar to the prior complaints. On October 23, 2001, the Court dismissed the Consolidated Amended Complaint for failure to state a claim upon which relief may be granted. The Lead Plaintiff was given twenty (20) days to file an amended complaint. As of November 12, 2001, the Lead Plaintiff had not filed an amended complaint. The Lead Plaintiff, however, has thirty (30) days from the entry of a final judgment in favor of the defendants to file a notice of appeal if he so chooses. We believe that the allegations in the Consolidated Amended Complaint are wholly devoid of merit and we and the individual defendants intend to continue to defend ourselves vigorously against these claims.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits

                  None.

(b)               Reports on Form 8-K.

                           We filed the following Current Reports on Form 8-K
                  with the Securities and Exchange Commission during the quarter ended September 30, 2001:

                           Current Report on Form 8-K filed with the SEC on
                  August 2, 2001 (date of report July 31, 2001) (regarding a press release and an analyst conference call related to second quarter 2001 results and S1 and its operations).

                           Current Report on Form 8-K filed with the SEC on
                  August 8, 2001 (date of report August 6, 2001) (regarding a press release announcing the proposed acquisition of Software Dynamics, Incorporated).

                           Current Report on Form 8-K filed with the SEC on
                  August 23, 2001 (date of report August 10, 2001) (regarding the filing of certain trading plans under Rule 10b5-1).

                           Current Report on Form 8-K filed with the SEC on
                  September 10, 2001 (date of report September 10, 2001) (regarding a slide presentation regarding S1 and its operations presented at an analyst conference on September 10,
                  2001).

                           Current Report on Form 8-K filed with the SEC on
                  September 27, 2001 (date of report September 27, 2001) (regarding the purchase of S1 common shares by an S1 executive).

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2001.


                              S1 CORPORATION


                              By: /s/ Matthew Hale
                                  ----------------------------------------
                                    Matthew Hale
                                    Senior Vice President Finance
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)


25