Form 10-K
period 2001-12-31
S1 CORP /DE/
filed 2002-04-01
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No: 000-24931

S1 Corporation

(Exact name of registrant as specified in its charter)

Delaware	58-2395199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Lenox Road, NE, Suite 200 Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(404) 923-3500

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     As of March 21, 2002, the aggregate market value of the shares of common stock of the registrant issued and outstanding on such date, excluding 3,449,008 shares held by all affiliates of the registrant, was approximately $929,066,984. This figure is based on the closing sales price of $15.70 per share of the registrant’s common stock on March 21, 2002, and excludes shares held by directors and executive officers because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes. Shares of common stock outstanding as of March 21, 2002: 62,625,249

Documents Incorporated by Reference

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Portions of the definitive proxy statement for the annual meeting of shareholders to be held May 23, 2002, which the registrant intends to file no later than 120 days after December 31, 2001, are incorporated by reference in Part III.

S1 CORPORATION AND SUBSIDIARIES

FOR THE YEAR ENDED DECEMBER 31, 2001

i

PART I

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

Item 1.     Business

Business Overview

      In 2001, we operated and managed S1 in two business segments: one focused on selling our product offering to financial institutions and one focused on selling a subset of our products, the contact center automation products (from our subsidiary, Edify Corporation), to a variety of industries such as retail, telecommunications, travel and transportation and financial services. You should also read our segment disclosures which are included in Note 17 to our consolidated financial statements contained elsewhere in this report.

Financial Institutions Segment

      We provide enterprise software solutions for financial organizations including banks, credit unions, investment firms and insurance companies on a global basis. Our solutions automate the channels by which financial institutions interact with their customers. These channels include full-service channels that support a person-to-person interaction such as talking to a teller in a bank branch or working with an insurance agent or a customer support representative over the phone. Our applications support self-service channels, or person-to-machine interactions, such as the Internet, interactive voice response units (IVR) or automated teller machines (ATMs). They also support automated, or machine-to-machine, interactions. Our applications are designed to support all of the financial institution’s market segments from retail end-users to small businesses to large corporations, as well as financial institution employees including bank tellers, insurance agents, contact center representatives and financial advisors.

      We provide a comprehensive set of solutions for banking, brokerage and insurance, as well as customer relationship management (CRM) and wealth management, for global, national, regional and local financial organizations. We also provide statutory financial reporting software solutions. We offer aggregation services through our reseller relationship with Yodlee, Inc.

      Our products are designed to run on-premise at a financial institution location or be hosted in a data center (either an S1 data center or a third party’s facility). The products can be easily branded and extended to meet the specifications of the financial institution. We offer a variety of services to assist in implementing and supporting our applications, as well as hosting services that allow a financial institution to outsource, to S1, the ongoing operations and maintenance of their applications. We provide professional services for the installation and integration of our products, including on-premise installation at the financial institution’s location, installation at an S1 data center or installation at third-party data processing centers. In addition, we provide training, consulting and product enhancement services, enabling our customers to customize applications to meet particular business needs and strategies.

Contact Center Automation Segment

      Through our Edify Corporation subsidiary, which comprises our contact center automation segment, we provide voice self-service systems. Our contact center automation segment offers customer interaction technology solutions that allow organizations to automate, integrate and personalize interactions with customers, primarily through the voice and email channels, yielding stronger, more profitable relationships. These technologies are designed to address a customer’s question or need in an automated manner allowing the interaction to be addressed without human intervention. Calls that do require human assistance can automatically be routed to the most appropriate person. The technologies also provide much of the contact center infrastructure making the management and routing of customer contacts more efficient and effective. This segment sells these products horizontally to a variety of industries.

General Background

      To date, we have derived a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenue by charging customers who license our products a periodic fee for software maintenance.

      Over the last three years, we have made numerous strategic acquisitions that were undertaken to provide additional technology, product and service offerings, industry expertise, a broader client base and an expanded geographic presence. In March 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based multi-channel CRM application provider. In February 2002, we acquired Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. In September 2001, we acquired Software Dynamics Inc. (SDI), a West Hills, California based provider of branch automation, teller, call center and CRM solutions for financial institutions. In April 2000, we acquired Davidge Data Systems, Inc., a New York, New York based provider of order routing services to brokerage firms and Q-Up Systems, Inc., an Austin, Texas based provider of Internet financial services solutions to community and mid-market banks. In November 2000, we acquired Level Next, Inc., a provider of global trade finance systems. In November 1999, we acquired Edify Corporation, a Santa Clara, California based global provider of Internet and voice e-commerce portal solutions; FICS Group, N.V., a Brussels, Belgium based vendor of financial electronic commerce and regulatory reporting software; and VerticalOne Corporation, then an Atlanta based consolidator, organizer and presenter of personal account information via the Internet. We sold VerticalOne to Yodlee, Inc. in January 2001. As of December 31, 2001, we held an approximately 32% interest in Yodlee.

Industry Background

      Financial institutions interact with their customers through a variety of channels, including but not limited to the branch, call center, phone, ATM and the Internet. The use of these channels has evolved over the years. Initially financial institutions offered only full-service (person-to-person) interactions, where their customers would need to come to them for any type of transaction or inquiry. The customer might be able to call the financial institution instead of going there, but they still had to talk to somebody. There was no concept of self-service. The market then evolved with the use of the phone as a mechanism to execute transactions: customers could check balances, transfer funds, purchase stocks, etc. In addition, the ATM was introduced as a way for customers to receive and deposit funds at their convenience. In the 1990’s, another channel was added, the Internet. As the Internet became a viable channel for commerce, many thought it would replace most of these other channels, but the financial institutions found out that other channels didn’t go away but that their customers now had more options and wanted to use them all.

      As each of these channels was introduced and proliferated, financial institutions took a tactical approach in expanding their offerings, incrementally adding these new channels as they fit in with their evolving business plans. By and large, each channel became an independent product, with little crossover between lines of business or little integration between the channels themselves, which led to operating inefficiencies, little or no ability to share customer information and inconsistent customer experiences. Today’s consumers demand increased access to their finances. Some want instant and ubiquitous access to account information. Others want to pay bills, transfer funds, receive alerts and trade stocks — anytime, anywhere. Still other consumers prefer real-time services, requesting to see transactions, make credit applications and receive rate quotes as they happen. Consumers want services to be available to them through all of these channels at their convenience and understand enough about technology to expect the financial institution to be able to deliver this. The increasing competition in the financial services industry due to new entrants and convergence also put pressure on financial institutions to be able to deliver products and services that allow them to retain their current customers, increase their share-of-wallet while decreasing their costs.

      We started in this industry in 1995 as the founder of Security First Network Bank. In 1998, we sold our banking operations to focus on being a provider of Internet banking software and changed our name to S1 Corporation. Ultimately we evolved into a provider of integrated eFinance software that delivered transactional support for banking, brokerage and insurance over the Internet. Through acquisitions, we broadened our product line to address not only the Internet channel but also the branch, call center and voice channels as well. We believe that with the next generation of applications, the integration of all of these channels will become paramount for the financial institution as competition for products and services escalates. As more and more products become available to financial services consumers, it will prove increasingly difficult for financial institutions to differentiate their products from other providers.

      We believe that a key point of competitive advantage will center on how well financial institutions provide a unified experience for their customers across all points of interaction. Financial institutions will need to deliver a consistent and compelling experience to their customers and provide them with products and services that better meet their needs and are relevant to their stage in life. While this sounds straightforward, we believe it is very challenging to a financial institution dealing with multiple channels, all using different technologies, integrated with a variety of legacy applications. Financial institutions are now driven by technology and must attempt to keep up with the rapid pace of change. They have to determine how to leverage what they have today while moving to new technologies that will protect their investments and better position them for the future. Continuing economic pressures and cost and resource cutting have forced them to try and do more with less. In addition, many financial institutions are struggling to absorb acquired businesses and rationalize the technologies and systems involved.

      We believe these factors will drive financial institutions to pursue an enterprise solution that helps them automate and integrate their channels while leveraging single points of integration to their back office systems and better sharing customer information. This type of solution would reduce costs by using single points of integration to the legacy applications, decreasing operational complexity and eliminating multi-vendor coordination, as well as drive revenue by enhancing cross-selling opportunities, and increasing customer loyalty. We are taking action to deliver a fully integrated solution that automates and integrates the front-office applications, while providing a technology platform to simplify integration and operations as well as speed implementation and time to market. Our activities over the course of 2001 laid the groundwork for delivery of this type of enterprise application.

      The same market factors driving financial services towards automation and integration across channels are evident in other industries served by our contact center automation business. In tough economic times, highly competitive markets such as retail, travel and telecom have to execute on multiple objectives that include reducing costs and retaining customers. Each of these industries, much like financial institutions, deploy large contact centers and branches employing many hundreds of customer service representatives. To reduce costs, the volume of customer interactions handled by the highest cost channel, the customer service representative, must be migrated to self-service customer contact channels such as voice response, email, wireless and Web and leverage technologies such as speech recognition and natural language processing. At the same time the workload of customer service representatives is greatly reduced, and the value to the customer is greatly enhanced by seamlessly integrating self-service interactions with customer transactional and preference data across the enterprise. We have developed a platform, based on the experience gained from handling call volumes in some of the world’s largest contact centers, that spans all of the contact channels, be it phone, web, email or wireless.

The S1 Solution

      In 2001, we evolved the focus of our solutions from the Internet to a multi-channel approach across multiple front-office applications. We spent the first half of 2001 building our new J2EE-based technology platform and beginning to consolidate our various Internet-based offerings on this platform. The S1 Enterprise Platform, S1 Personal Banking and S1 Business Banking were released for general availability in the first quarter of 2002. The acquisition of SDI allowed us to broaden our strategy and solution set moving our focus beyond the Internet to all of the interaction channels. With the addition of SDI, we renamed our entire product family S1 Enterprise and began to integrate our product lines together allowing us to fulfill our integrated, multi-channel, front-office vision.

      Our direction for the S1 Enterprise, is to take a holistic approach to unifying the multiple channels, applications, and customer segments that define a financial institution. By taking a customer-centric view, we intend that the S1 Enterprise will enable financial institutions to deliver a personalized, compelling experience to their retail, small business and corporate customers. By supporting all customer interaction channels — including full-service channels such as branches, agents and call centers; self-service channels such as ATM and the Web; and automated interactions such as Open Financial Exchange (OFX) — we intend that S1 Enterprise will enable financial institutions to deliver a common customer experience while helping them rapidly deploy new products and services. S1 Enterprise offers banking, investment, insurance, wealth management and CRM applications that can be used by both financial institution customers and internal users, such as tellers, agents, brokers, and customer service representatives. We provide flexible, customizable solutions with a modular approach so financial institutions can innovate their enterprise at their own pace, while increasing revenue, lowering costs and building stronger customer loyalty.

      We believe that the S1 Enterprise, when fully implemented, will offer a number of important benefits to our customers including the following:

•	S1 Enterprise Will Turn Static Financial Institution Data into Actionable Information — Financial institutions have a wealth of valuable customer information stored throughout their organizations. Their customers also have multiple financial relationships with other providers. S1 Enterprise will help financial institutions collect the data from internal and external systems, giving greater insight into customers and the ability to deliver more personalized service. S1 Enterprise will feature fully integrated CRM capabilities so that our financial institution clients can leverage customer information and marketing programs across all customer touchpoints, helping them create profitable and satisfying customer interactions. Our CRM approach goes beyond the traditional approach by turning information such as alerts, awards and promotions into actionable information at the delivery channel of choice for the financial institution’s customer. This includes all delivery channels — not just the call center.

•	S1 Enterprise Will Deliver Compelling, Personalized Products and Services — In order to build customer loyalty, financial institutions need to deliver personalized products and services that are timely, relevant and accurate. S1 Enterprise will help them understand their customer’s buying behaviors, attitudes toward technology and short and long-term financial goals. S1 Enterprise will help financial institutions create more cross-selling opportunities, while maximizing the existing relationships they have established to up-sell and reduce customer churn. Such personalized service increases opportunities for cross sell and creates more effective push marketing.

•	S1 Enterprise Will Provide Cost Effective Integration of Multiple Applications and Channels — The S1 Enterprise will deliver integrated solutions across self-service channels such as the Web and phone, and will provide tools to support the full-service channels, including tellers, insurance agents, brokers, call center representatives and private bankers. Delivering all of these services from a common platform will enable financial institutions to achieve significant cost savings over time. With the deployment of one application, they get the most comprehensive functionality on an open, flexible, and operable industry platform. With multiple applications, they begin to see true economies of scale with the single platform already in place. While this not only reduces integration, maintenance and implementation costs, it can also leverage the cross-channel CRM capabilities for more effective personalization and sales opportunities. All of this capability is delivered while still leveraging the existing investments in back-office system interfaces.

S1 Vision and Strategy

      Our objective is to be the leading global provider of integrated enterprise solutions that enable financial institutions to improve the way they service their customers by integrating all delivery channels expanding the total financial relationship and increasing profits. To achieve this objective, we intend to pursue the following activities:

Achieve Financial and Operational Stability

      Our priority in 2001 was to ensure that S1 was in the strongest possible operational and financial position to capitalize on this vision. This initiative included the rationalization of our operating cost structure and assets, a necessary task after completing six acquisitions in 1999 and 2000. Combined with a concerted focus on cost control, this rationalization was the impetus behind the improvement in our gross margin from 41% in 2000 to 59% in 2001. These and other operational accomplishments were a significant turning point in our financial performance. Revenues increased 19% in 2001 to $278.3 million. Similarly, we reduced our net loss per share to $3.74 per share in 2001 from $21.77 per share in 2000. Finally, we stabilized our cash flow during 2001, generating $11.9 million in cash flow from operations and ending the year with $148.5 million in cash. We expect to continue our focus on cost control.

      We added new senior executives in 2001, including such key appointments as Matthew Hale as Chief Financial Officer; Peter Dunning as Executive Vice President and General Manager of the Americas; Steve Ely as Senior Vice President of Worldwide Marketing; and Vic Syracuse as Senior Vice President of Operations and Technical Support. We also named retired Chairman and Chief Executive Officer of The Coca-Cola Company, M. Douglas Ivester, to our Board of Directors.

Re-write our Technological Architecture to Realize the Full Potential of our Enterprise Solutions

      Due to rapid growth and numerous acquisitions, S1 products encompassed several overlapping technologies and applications. In order to realize the full potential of our solution, and make the most effective use of our development resources, it was imperative to re-write the technological architecture underlying many of our products. Our initial focus was on converging our Internet-based products to a single platform. From that point, we plan to integrate products serving other channels into the platform so we can leverage their functionality and deliver true multi-channel integration.

      A key component of the S1 Enterprise family of products is the S1 Enterprise Platform, which not only provides integration across all of a financial institution’s channels, but enables them to leverage the interfaces built to their back end systems, share customer data across the organization, and deliver comprehensive, integrated marketing programs. S1 Enterprise Platform technology features an open, flexible and operable architecture that incorporates existing legacy and third-party applications, while also helping the financial institution move toward a standard platform that unifies its channel strategy. This platform also provides the most robust transactional and CRM capabilities for both end-user customers and internal users alike. An n-tier, component-based architecture, the S1 Enterprise Platform utilizes common industry standards such as J2EE and XML for integrating third-party solutions, existing systems and evolving technology standards. In addition, the S1 Enterprise Platform facilitates a common customer experience by supporting multiple delivery channels, such as Web, call centers, wireless, branch, ATMs and advisors.

      The S1 Enterprise Platform will serve as a common base for S1 product deployments. Its layered framework ensures that all applications are consistent in their interpretation and presentation of all data and that they can be extended, upgraded, maintained and operated. By the end of 2002, it will also allow all applications and channels to access customer information through a single database. This approach reduces a financial services provider’s operating costs and total cost of ownership, thereby enhancing return on investment.

      In order to make the S1 Enterprise Platform as customer-centric as possible, we enlisted 14 financial institutions to take part in our innovative Market Leadership Program (MLP). These 14 MLP partners worked directly with our product management and development teams in 2001 to develop and refine our Enterprise Platform offering, as well as the first two products to be deployed on the platform, S1 Personal Banking and S1 Business Banking. In doing so, the MLP partners had the opportunity to incorporate their business requirements into the product design, as well as to acquire a hands-on knowledge of the products. For us, the MLP has contributed customer insights into our product development process and provided a base of customers to validate the products’ functionality and technical architecture. MLP partners also create a group of customers we use as references. Early releases of the S1 Enterprise Platform, along with S1 Personal Banking and S1 Business Banking were delivered to our MLP partners in November 2001. In the fourth quarter of 2001, we added over ten new Enterprise customers, which we define as customers using products across more than one channel such as the Internet and the branch. The S1 Enterprise Platform, S1 Personal Banking and S1 Business Banking were released for general availability in the first quarter of 2002.

Increase Revenues by Cross-Selling our Products and Services to Existing Customers

      With the expansion of our product line and customer base through acquisitions and with our integrated application approach, we intend to increase revenues by selling additional products and services to our existing customers. We believe that opportunities for cross-selling our products and services will increase as we continue to expand our Enterprise Platform.

Increase Emphasis on Selling Packaged Products

      We are increasing our emphasis on selling packaged solutions instead of highly-customized, tool-kit-oriented solutions. As the market moves from early adopters to the mainstream majority, our customers are more focused on implementing packages that can be extended and customized as opposed to buying tool-kits that require a high degree of customization and result in more expensive ongoing maintenance and issues with upgrades.

Grow Our Sales Channel Program through Strategic Alliances with Key Partners

      In 2001, we focused on expanding our relationship with International Business Machines Corporation. We ported some of our existing Internet-based products to the IBM Z-series platform (OS/ 390) and have been working jointly on implementing this solution for one of our joint customers. We believe IBM will be a key distribution partner for us and we expect they will do a significant amount of implementation and integration work associated with the S1 Enterprise family of products. We have also initiated relationships with other large systems integrators on which we expect to focus in 2002.

      Our emphasis on delivery of packaged products will result in the delivery of “channel ready” products that can be more easily sold and implemented by other organizations. We plan to add key partners to extend our sales channel program.

Pursue Strategic Initiatives to Enhance our Core Product Offerings and Increase our Customer Base

      In September 2001, we acquired SDI, a provider of branch automation, teller, call center and CRM solutions for financial institutions. SDI’s branch and call center capabilities addressed key channels not previously offered by S1. The acquisition also expanded our customer base significantly, adding over 1,000 additional financial institutions, and created considerable synergies through the inclusion of the branch application as part of our overall S1 Enterprise solution.

      In February 2002, we acquired Regency Systems, Inc., which will strengthen our solutions set with telephone banking applications targeted at the community and regional segment of the bank market. In addition, the Regency acquisition brought several hundred new financial institutions into the S1 customer base. In March 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., which will expand our presence in Europe. We plan to pursue strategic acquisitions that will (i) provide additional technology, product and service offerings and industry expertise, (ii) broaden our client base and (iii) expand our geographic presence. As we have done in the past, we may as opportunities arise divest non-core product lines in order to more effectively focus on our business.

S1 Products

      Our products are classified in eight major groups: Banking Solutions, Insurance Solutions, CRM Solutions, Investment Solutions, Wealth Management Solutions, Financial Reporting, Account Aggregation and Customer Contact Solutions.

S1 Banking Solutions

      The year 2001 has been a transition for our Internet-based banking offerings. In November 2001, we delivered the limited availability release of our S1 Personal Banking and S1 Business Banking products running on the new S1 Enterprise Platform. Over time, we expect our existing Internet-banking products will converge with these new products and customers will be migrated to them.

•	S1 Personal Banking — gives individual consumers anytime, anywhere access to all of their banking accounts, including deposit, credit card and loan accounts. Functions include the ability to view statements, account activity, and cleared and pending transactions online, to transfer funds between accounts and to pay bills electronically.

•	S1 Business Banking — is a comprehensive banking product geared to the unique needs of small business owner-operators. Available services include daily account balance and transaction reporting, disbursement services, payroll, account transfers, wires, and electronic tax payments. Personalization options simplify cash management tasks for easy organization and management of company funds.

      Our current, Internet-based banking products that will converge with the products above include:

•	S1 Internet Banking System (IBS) — is targeted towards the community banking market. Functions include the ability to view statements, account activity, and cleared and pending transactions online, to transfer funds between accounts and to pay bills electronically.

•	S1 IBS Cash Management System — is targeted towards the community banking market. Functions include integrated front and back office systems, multiple payment vehicles such as domestic and SWIFT wires, ACH, and EFTPS, integration with the IBS retail Internet banking application and EDI data display.

•	S1 Consumer Banking — is a comprehensive online retail banking solution, targeted towards larger financial institutions, with industry leading functionality that addresses customer life goals and enables them to maximize customer loyalty and revenue. Customers can view statements, account activity, and cleared and pending transactions online, transfer funds between accounts and pay bills electronically.

      In the commercial banking area, we offer the following Internet-based applications:

•	S1 Corporate Banking — is a comprehensive Internet-based cash management solution for large corporations. This application offers multi-lingual, multi-currency and multi-delivery channel capability to perform such functions as information reporting, global payments, check services, file services and customer administration on a global basis.

•	S1 Trade Finance — is an international trade finance system providing the ability to generate a wide range of trade-specific documents and over 100 customer reports, as well as delivering a complete “Bank Site” web application.

      With the acquisition of SDI, we formed the S1 Full-Service Banking Group (S1 FSBG),which offers S1 ZEUS. S1 ZEUS is a branch automation application that includes products for sales and service, teller, call center, and customer relationship management (CRM).

•	S1 ZEUS Teller — provides a base set of transactions and core services necessary for fulfilling the rigorous requirements of today’s teller environment, including host communications, sharing and storing of information, cumulative totals, electronic journal, transaction security and approval, and balancing aids.

•	S1 ZEUS Sales and Service — includes a base set of transactions, sales tools, and core services that expedite selling new products, as well as servicing existing accounts.

•	S1 ZEUS Call Center — provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management that are exclusive to call center operations. The ZEUS Call Center application integrates with other call center technologies, including IVR systems, computer telephony integration servers, and automatic call distributor systems.

     S1 Insurance Solutions

      S1 Insurance solutions include products for both the customer and the agent or intermediary. The applications support product sales capabilities as well as self-service capabilities for the property and casualty and life and annuity markets.

•	S1 Consumer Insurance — provides the features and functionality to enable financial institutions to improve customer service, acquire new business and reduce costs by providing anytime, anywhere access to meet insurance needs. Customers can view policy information, request changes to their policies, initiate the claims process and get insurance quotes as well as apply and purchase products online.

     S1 CRM Solutions

•	S1 Customer Center — a virtual financial lobby, the S1 Customer Center provides customers with a destination web site or portal giving them access to product information, news and other content, as well as community pages and bulletin boards. The S1 Customer Center enables financial institutions to efficiently create, manage and quantify their web presence.

•	S1 Relationship Management — delivers both pre- and post-login portal capabilities, that can be personalized by the end-user, as well as targeted marketing features. This product is designed for the larger financial institution with a sophisticated customer segmentation strategy.

•	S1 vCSR — the S1 vCSR (virtual customer service representative) family of products provides applications that provide real-time fulfillment and complete knowledge of the customer allowing financial institutions to: understand what the customer says and what they type, know how satisfied they are with the service and how important they are as a customer, fulfill their request and speak the information they need, email it, fax it, or send it to their wireless device of choice, inform the human CSR about the reason for a customer call and suggest action and speak to the customer, help them find what they need on the web site, or connect them with the most qualified person to provide assistance. These solutions are sold into the financial services market under the S1 brand; they are sold horizontally in other industries under the Edify brand.

•	S1 ZEUS CRM — provides a complete customer centric, end-to-end CRM solution. The application features easy to use analytical and segmentation tools, comprehensive campaign development and management capabilities, and a unique methodology to drive the results of CRM out to all channels. It permits real time access to customer contact and value information, as well as target campaigns, and significantly enhances the value of CRM efforts.

     S1 Investment Solutions

•	S1 Consumer Investments — is an online brokerage program that allows a consumer to trade stocks, mutual funds, options and bonds as well as track and manage their portfolio. S1 Consumer Investments provides everything investors need to manage their investment accounts, make trades, obtain market research and track orders.

•	S1 Institutional Investments — provides delivers products that support order-routing connectivity, middleware and network services to facilitate retail and professional trading.

     S1 Wealth Management Solutions

      S1 Wealth Management provides the ability for a financial institution advisor — private bankers, brokers, insurance agents, or customer support representatives — to collaborate online with their clients allowing them to help build wealth for their customers, while securing loyal, long-term relationships. Financial institution clients also have online access to financial planning tools, advice and market research.

     Financial Reporting

      Our financial reporting application, FiRE, aims to ease the burden of regulatory reporting for banks, mutual funds, pension brokers, and other financial institutions. It benefits organizations by empowering them to comply with the reporting stipulations of central banks, monetary authorities, and other financial regulators — in up to 21 countries. It also provides comptrollers, regulatory specialists, managers, and other internal staff with a set of added value tools for building a financial data warehouse and generating their financial reports.

     Account Aggregation

      Through our reseller agreement with Yodlee, Inc., which is described more fully in Note 18 to our consolidated financial statements included elsewhere in this report, we provide account aggregation capabilities, which allow the delivery of an integrated balance sheet consolidating, organizing and presenting a consumers’ personal account information, from a variety of providers, for confidential viewing and access.

     Customer Contact Solutions

      Edify develops customer contact solutions for all customer contact channels, including Web, voice, wireless and email communications. In addition to the Virtual CSR (or vCSR), as described above, we offer the following applications as part of our Edify Enterprise, a full function, enterprise CRM system:

•	Edify Desktop — The Edify Desktop is the primary computer-based resource utilized by the live Customer Service Representative (CSR) while interacting with a customer. Edify Desktop utilizes a web browser-based environment which presents all information necessary for the effective and efficient handling of a customer inquiry.

•	Universal Queue (Uqueue) — In a multi-channel contact center, not all customer contacts are created equal in terms of importance, required response times, or the best resource to assign for servicing. Uqueue enables this process in an automated, high volume, and multi-channel environment. The Uqueue is capable of managing the prioritization and routing of customer contacts originating over any channel.

•	Unified Reports Server — Reporting and analysis empowers managers with the timely, enterprise-wide information they need to react efficiently. The Unified Reports Server provides a detailed, enterprise-level view of the contact center, allowing managers to measure the efficiency of operations and personalize customer interactions.

•	Edify CTI Server — provides an essential link between the enterprise’s telephone switching systems and other components of the Edify Enterprise suite of customer interaction solutions, by allowing Edify Enterprise vCSR Suites and Edify Contact Center Suite to both monitor and control events occurring on the telephony switch. Computer Telephony Integration (CTI) is an essential part of any total customer interaction solution. This is true whether the enterprise uses a “traditional” circuit-switched telephony infrastructure, an Internet Protocol (IP) telephony system, or, as in many cases today, a combination of the two.

•	Edify Chat and Cobrowse — quickly integrates your website into your call center, permitting customers to summon assistance from an agent at the click of a button. Edify Chat & Cobrowse enables organizations the immediate benefits of higher cross-sell and up-sell conversions, accelerated web-channel acceptance and increased customer satisfaction, activity, and loyalty.

•	The Edify Customer Feedback and Analysis application — designed to help companies achieve success in their target financial metrics by utilizing an automated customer feedback and analysis process to obtain insights into drivers of purchasing decisions, customer satisfaction and customer preference.

S1 Services

      We provide services to assist our customers in the planning, implementation and customization of their applications as well as ongoing maintenance and support and, if desired, application-hosting services.

     S1 Hosting Services

      Our hosting services provide operational management and control across the full range of banking, brokerage, insurance, loan, credit card and content applications and information. We provide managed operations for financial institutions through our data center facilities in Norcross, Georgia, Singapore and the United Kingdom. With more than six years of experience in building and operating data centers for financial applications, our mature operating environment was created to address mission-critical operational issues, such as security, recovery and availability. Our data centers are hardened facilities that can scale to support large volumes of customers.

S1 Customer Support

      The S1 Customer Support team offers various levels of service to meet an organization’s support needs and budgets:

•	Technical Support — Customer support engineers will work to provide solutions on S1 products;

•	Software Release — Software upgrades that include enhancements to the software as well as operations and performance improvements;

•	Online Support — The S1 Support Website is designed to provide “one-stop” access to technical information for S1 products. The S1 Support Website provides access to technical FAQs, download patches, the latest documentation, and support bulletins; and

•	Client Advocate — All customers are assigned an S1 Client Advocate, whose primary responsibility is to ensure seamless support between S1 and our customers, as well as identification of joint areas of improvement. This provides a much stronger support experience for our customers.

S1 Professional Services

      Our professional services team helps financial institutions bring their solutions to market — rapidly and efficiently. Our professional services organization is engaged in the following activities:

•	Project Management — Our project manager is responsible for keeping a project on schedule and within budget throughout the implementation cycle;

•	Custom Software Development — Our developers will customize our solution to meet the specific business requirements of our customers — from analysis and design to building and testing;

•	Technical Services — Our team will design, implement and test the servers and network infrastructure to support our solutions. Our expertise includes software integration, database services, networking and the applications skills required to deliver secure, robust solutions;

•	Educational Services — Our training professionals help financial institution employees use our solutions to better serve their customers; and

•	Web Design Services — S1 Web Technologies is available to assist with delivery of a complete web presence for financial institutions.

Clients and Markets

      We provide solutions to global financial services organizations as well as regional and local financial institutions. Currently, we serve more than 3,700 banks, credit unions, insurance providers and investment firms. In addition, we provide our contact center automation technology to companies in the consumer goods, manufacturing, healthcare, technology and telecommunications industries.

      In 1999, 2000 and 2001, we reported revenues of $84.9 million, $187.8 million and $226.5 million from our financial institutions segment and revenues of $8.0 million, $43.8 million and $51.8 million from our contact center automation segment, respectively.

      During 2001, we provided implementation, hosting and product enhancement services for State Farm Mutual Automobile Insurance Company through our financial institutions segment. We derived 40%, 31% and 28% of our total revenues from State Farm in 1999, 2000 and 2001, respectively. Although we expect continued concentrations of revenue from this customer, we believe the percentage of our total revenues from this customer will decrease in 2002.

Strategic Alliances and Partners

      We have built a global network of alliances, allowing us to more fully extend our expertise, capabilities, and reach within the financial services industry. We have established strategic, technology, and channel relationships with a number of organizations. We have alliances with companies such as Fiserv, Inc., IBM, KPMG LLP and NCR Corporation as well as with numerous core processing vendors, bill payment providers, credit card processing vendors and printed product vendors.

Sales and Marketing

      We sell our solutions to small, mid-sized and large financial organizations. Our sales force is comprised of professionals structured in three major regional groups: (i) the Americas region, (ii) the Europe, Middle East and Africa region (EMEA) and (iii) the Asia-Pacific and Japan (APJ) region. We reported revenues of $92.9 million, $233.9 million and $278.3 million for the years ended December 31, 1999, 2000 and 2001, respectively, of which 88%, 83% and 76%, respectively, were attributed to sales in the United States.

      Within each region, we divide our sales force into two teams: named accounts and field sales. The named accounts sales team manages our relationships with existing customers and markets our products to the largest financial organizations in the world. The named accounts sales force focuses on developing long-term relationships with senior management of large financial organizations, typically including these organizations’ chief executive officers and the heads of their retail banking and information technology divisions. The sales cycle for these large financial organizations generally lasts from 6 to 18 months. Contracts with these large financial organizations typically have multi-year terms. Once we have established a relationship with these organizations and their senior management teams, the sales team continues to market additional products and services to them.

      Our field sales team focuses on building successful relationships with smaller financial organizations. In addition, the field sales team assumes responsibility for relationships with distribution partners, thereby maximizing our market penetration through the reseller channel. The sales cycle for these small to mid-sized financial organizations typically lasts from six to nine months, and the contracts entered into with them typically provide for direct delivery and service requirements which we perform over a shorter period of time than those contracts with large financial organizations.

      Our sales support team provides functional and technical sales support to maximize the client’s understanding of S1’s solutions.

      In addition to internal sales efforts and joint efforts with distribution partners like IBM and NCR, S1 markets its products and services in other ways to build awareness of the S1 brand. Our marketing efforts include participating in and exhibiting at industry conferences and trade shows, maintaining memberships in key industry organizations and establishing close relationships with industry analysts to help guide product development and marketing efforts.

      Edify markets its products worldwide through a direct sales force as well as through multiple value-added resellers, OEMs, outsourcers, distributors and systems integrators, including: Datamat Spa, Bell South Corporation, Digital Datavoice Corporation, Digital Voice Systems Inc., Electronic Data Systems Corporation, Fujitsu Limited, Hitachi Ltd., iSi-Dentsu of America, Inc., MCI group — an operating unit of WorldCom, Inc., NCR Corporation, NEC Corporation, Rockwell International Corporation, Unisys Corporation, Vystys Inc., Verizon Communications Inc. and Viecore Inc. Edify also partners with leading technology providers to extend the capabilities of both its own and its partners’ products. Edify’s partners include Siebel Systems, Inc., Cisco Systems, Inc., Compaq Computer Corporation, Genesys Telecommunications Laboratories, Inc., Microsoft Corporation, Nuance Communications, Inc. and Speechworks International, Inc.

Product Development

      Our product development efforts are focused on:

•	Developing the S1 Enterprise Platform. We developed and are continuing to enhance a new technological architecture for the S1 Enterprise family of products. Utilizing leading industry standards such as J2EE, the S1 Enterprise Platform is an open, flexible and scalable architecture that will serve as a common base for S1 product deployments. Its layered framework ensures that all applications are consistent in their interpretation and presentation of all data and that they can be consistently extended, upgraded, maintained and operated. It also allows all applications and channels to access customer information via a single database.

•	Collaborating with Customers to Develop and Refine our Product Offering. In order to make the S1 Personal Banking and Business Banking products as customer-centric as possible, we enlisted 14 financial institutions to take part in our innovative Market Leadership Program. These 14 MLP partners worked directly with product management and the software development team to develop and refine our offering. In doing so, the MLP partners had the opportunity to incorporate their business requirements into the product design, as well as to acquire a hands-on knowledge of the product. For us, the MLP has contributed invaluable customer insights into our product development process and provided a base of customers to validate the products’ functionality and technical architecture.

•	Enhancing Existing Products and Services. We are developing new functions and features across our entire product line in order to provide a broader range of capabilities and continue to best meet our customers needs.

      We spent approximately $24.6 million, $70.5 million and $55.6 million on product development efforts in 1999, 2000 and 2001, respectively.

      In order to optimize available research and development resources and meet development timeframes, we established a relationship with an Indian based development organization in 2001 to assist us with portions of our product development. We expect to expand this relationship in 2002 to a newly created development center in India.

Competition — Financial Institutions Segment

      The market for financial software is competitive, rapidly evolving and subject to technological change. We currently perceive our primary competition as coming from three areas: (1) in-house development organizations of financial institutions, (2) point solution providers and (3) core processing vendors. We believe that these strategies are inefficient for financial organizations, particularly during a time when many financial institutions are seeking to integrate their offerings.

In-house Development Organizations

      We believe financial organizations may encounter the following challenges when building financial software in-house:

      • building, maintaining and upgrading the in-house solution is very costly;

•	attracting and retaining the necessary technical personnel can be difficult; and

•	technological development may be too far outside the financial organization’s core competencies for them to be effective or successful.

Point Solution Providers

      These vendors offer solutions for a specific line of business and/or channel for the financial institution. In the retail Internet banking space, we compete with Digital Insight Corporation, Financial Fusion (a division of Sybase) and Corillian Corporation. In branch banking, we compete with Argo Data Resource, Inc. and WebTone Technologies, Inc. In business banking, we compete with Fundtech Ltd., Politzer & Haney and Metavante Corporation. We believe the disadvantages associated with a point solution approach include:

•	integrating additional applications and channels with multiple vendors greatly lengthens a financial organization’s time-to-market;

•	operating and upgrading solutions from multiple vendors is very costly; and

•	a single technology approach does not provide an integrated view of the customer.

Core Processing Vendors

      These vendors offer data processing services and outsourcing for the financial institutions’ systems of record. In this space we see companies such as Metavante, Fiserv and Jack Henry and Associates, Inc. Many of these companies offer front-office products at a sharp discount to augment their back-office capabilities. We believe the primary disadvantage of this approach is that these front office applications will lag behind the market to some degree in terms of functions and features and are secondary to the vendor behind their back-office products and services.

Competition — Contact Center Automation Segment

      The market for contact center automation products is divided into several distinct categories, voice solutions, eServices solutions and contact center solutions. Edify competes with different vendors in each category, but few span more than one category.

Voice Solutions

      Our primary competitors in the voice solution category are InterVoice-Brite, Inc., IBM, Avaya Inc. and Nortel Networks Corporation. We believe our solution is more attractive to customers because:

•	our software based platform does not require proprietary voice hardware;

•	we use a patented visual and integrated developed environment instead of proprietary scripting tools;

•	our solution provides industry leading scalability;

•	we have integrated customer analytics; and

•	we offer multiple speech recognition engines.

eServices

      We compete with Siebel Systems, Inc., Kana Inc. and eGain Communications Corp. in the eServices market. Our products have the following advantages:

•	one platform that supports and integrates all customer contact channels and is more cost efficient to integrate with other enterprise systems;

•	natural language understanding technology for both voice and text based interactions; and

•	applications that automate the fulfillment of customer specific transactional and relationship information in addition to topic based search requests.

Contact Center Solutions

      In this category, we compete with companies such as Avaya, Nortel Networks, Aspect Telecommunications Corporation and Interactive Intelligence Inc. We believe our key advantages include:

•	our single software based platform that supports and integrates all customer self-service channels;

•	a CSR desktop that supports multiple media sessions and a unified view of every customer;

•	reporting and management tools that provide a unified view of every customer and interaction across any number of customer contact channels; and

•	integrated customer analytics.

Government Regulation

      We are subject to examination, and are indirectly regulated by, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the various state financial regulatory agencies that supervise and regulate the banks and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include our internal controls in connection with our performance of data processing services and the agreements giving rise to those processing activities.

      Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, there are many legislative and regulatory actions pending at the state and federal level with respect to privacy. Further, our clients and we may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We are also subject to encryption and security export laws which, depending on future developments, could adversely affect our business.

Employees

      As of March 15, 2002, we had approximately 1,640 employees, including 697 in customer support and professional services, 234 in sales and marketing and 378 in product development. In addition to full-time employees, we have used the services of various independent contractors for professional services projects and product development.

Risk Factors

      You should consider carefully the following risks before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Our quarterly operating results may fluctuate and any fluctuations could adversely affect the price of our common stock

      Our quarterly operating results have fluctuated significantly to date. If we fail to meet the expectations of securities analysts or investors as a result of any future fluctuations in our quarterly operating results, the market price of our common stock would likely decline. We expect that we may experience fluctuations in future quarters because:

•	we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential clients are not within our control;

•	many of our clients’ orders tend to be relatively large, and in any given period a substantial portion of our revenues may be attributable to a few clients;

•	the length of our sales cycle to large financial organizations generally lasts from 6 to 18 months, which adds an element of uncertainty to our ability to forecast revenues;

•	if we fail to introduce new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;

•	our ability to expand the mix of distribution channels through which our products are sold may be limited;

•	our products may not achieve widespread consumer acceptance, which could cause our revenues to be lower than expected;

•	our sales may be constrained by the timing of releases of third-party software that works with our products; and

•	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses if revenues decrease.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute stockholder value

      We acquired three companies in 1999, three companies in 2000, one company in 2001 and two companies in the first quarter of 2002. We sold one of these acquired companies in January 2001. The continued integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. We have encountered substantial difficulties, costs and delays in integrating the acquired operations with our own and may continue to do so in the future. Among the issues related to integration are:

•	potential incompatibility of business cultures;

•	potential delays in rationalizing diverse technology platforms;

•	potential difficulties in coordinating geographically separated organizations;

•	potential difficulties in re-training sales forces to market all of our products across all of our intended markets;

•	potential difficulties implementing common internal business systems and processes;

•	potential conflicts in third-party relationships; and

•	the loss of key employees and diversion of the attention of management from other ongoing business concerns.

We depend on a limited number of clients for a significant portion of our revenue and, if any of those clients terminates its contract, our revenues and financial performance would decline

      Our business success depends in part on our relationships with a limited number of large clients. We had one client that accounted for 40%, 31% and 28% of our total revenue in 1999, 2000 and 2001, respectively. Although the percentage of total revenue that this one client accounts for has declined, we expect that we will continue to derive a significant portion of our revenue from a limited number of clients in the future. A substantial number of our client contracts do not allow our clients to terminate their contracts prior to the termination date without payment of liquidated damages. These damages are usually insufficient to replace the ongoing revenue we would have otherwise earned.

Market volatility may affect the price of our common stock

      The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price fluctuations. Since reaching a high in 2000, our stock price has declined significantly. Any further negative change in the public’s perception of the prospects of Internet or e-commerce companies could further depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market valuations of other Internet or online service companies;

•	developments in Internet regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unscheduled system downtime of our products in either a hosted or in-house environment;

•	additions or departures of key personnel; and

•	sales of our common stock or other securities in the open market.

We have experienced substantial losses and may not achieve profitable operations in the foreseeable future

      We incurred losses in 1999, 2000 and 2001. In November 2000 and June 2001, we approved restructuring plans related to the streamlining of our worldwide operations. We continue to review our cost structure on a worldwide basis and look for additional ways to streamline our operations. We believe our efforts to streamline operations, including headcount reductions and consolidation of our operating facilities, have resulted in costs savings that have improved our margins and our cash flows from operating activities during 2001. We cannot ensure that our efforts to streamline our operations will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. We generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience losses, which could negatively impact the value of our common stock.

Future sales of our common stock in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, including shares issued when options and warrants are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of March 21, 2002, we had 62.6 million shares of common stock outstanding, assuming no exercise of outstanding options or warrants or conversion of preferred stock. As of March 21, 2002, there were outstanding employee stock options to purchase 17.4 million shares of our common stock, options and warrants to acquire 300,000 shares of our common stock, and 1.6 million shares of preferred stock convertible into an aggregate of 8.7 million shares of our common stock. The common stock issuable after vesting and upon exercise of these options and warrants and upon conversion of this preferred stock will be eligible for sale in the public market from time to time. Our series D convertible preferred shares must be converted by April 30, 2002 which will result in the issuance of 7.0 million shares of our common stock. The possible sale of a significant number of these shares may cause the market price of our common stock to fall. Some of the holders of restricted shares of our common stock, our preferred stock and vested options or warrants have rights that may require us to register shares of common stock with the Securities and Exchange Commission. By exercising their registration rights and causing a large number of shares to be sold in the public market, these stockholders could cause the market price of our common stock to fall.

A significant portion of our clients are in the rapidly consolidating financial services industry, which is subject to economic changes that could reduce demand for our products and services

      For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Our existing clients may be acquired by or merged into other financial institutions which already have their own financial Internet software solution or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing client is merged into or acquired by another company.

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

Our market is highly competitive and, if we are unable to keep pace with evolving technology, our revenue and future prospects may decline

      The market for our products and services is characterized by rapidly changing technology, intense competition and evolving industry standards. We have many competitors who offer various components of our suite of applications or who use a different technology platform to accomplish similar tasks. In some cases, our existing clients also use some of our competitors’ products. Our future success will depend on our ability to develop, sell and support enhancements of current products and new software products in response to changing client needs. If the completion of the next version of any of our products is delayed, our revenue and future prospects could be harmed. In addition, competitors may develop products or technologies that the industry considers more attractive than those we offer or that render our technology obsolete.

We are engaged in software development activities in countries other than the United States, which may not be successful and which may put our intellectual property at risk

      In order to optimize available research and development resources and meet development timeframes, we established a relationship with an Indian based development organization in 2001 to assist us with portions of our product development. We expect to expand this relationship in 2002 to a newly created development center in India. While our experience to date with these activities has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:

•	communications and information flow may be less efficient and accurate as a consequence of the time, distance and language differences between our primary development organization and the Indian based activities, resulting in delays in development or errors in the software developed;

•	ramp-up time for our Indian based development efforts may adversely impact the ability to meet anticipated schedules;

•	the quality of the development efforts undertaken in India may not meet our requirements because of language, cultural and experiential differences, resulting in potential product errors and/or delays; and

•	there is the potential for misappropriation of our intellectual property that might not be readily discoverable.

We may become involved in litigation over proprietary rights, which may be costly and time consuming

      Other parties may assert that our products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their intellectual property rights. Any claims, with or without merit, could:

•	be time-consuming;

•	result in costly litigation;

•	cause product shipment delays;

•	require us to enter into royalty or licensing agreements; or

•	result in an injunction being issued against the use of our products.

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

      Our failure to develop or license a substitute technology could significantly harm our business. We expect software to be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. In addition, we may become involved in costly and time-consuming litigation to protect the validity of our intellectual property rights.

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

If we are unable to attract and retain highly skilled technical employees, we may not be able to compete

      Based on the significant growth in our operations and the need for highly skilled technical employees, we believe that our future success will depend in large part on our ability to attract and retain highly skilled technical personnel. Because the development of our software requires knowledge of computer hardware, as well as a variety of software applications, we need to attract and retain technical personnel who are proficient in all these disciplines. There is substantial competition for employees with the technical skills we require. If we cannot hire and retain talented technical personnel, this could adversely affect our growth prospects and future success.

We are subject to government regulation

      We are subject to examination, and are indirectly regulated, by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the various state financial regulatory agencies that supervise and regulate the banks and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include our internal controls in connection with our performance of data processing services and the agreements giving rise to those processing activities.

The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business

      Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, there are many legislative and regulatory actions pending at the state and federal level with respect to privacy. Further, our clients and we may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online.

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

System failures or performance problems with our products could cause demand for these products to decrease, require us to make significant capital expenditures or impair client relations

      There are many factors that could adversely affect the performance, quality and desirability of our products and could delay or prevent these products from gaining market acceptance. These factors include, but are not limited to the following:

•	extraordinary end-user volumes or other events could cause systems to fail;

•	our products could contain errors, or “bugs”, which could impair the services we provide;

•	during the initial implementation of some products, we have experienced significant delays integrating software and bringing banks online, and we may experience similar difficulties or delays in connection with future implementations and upgrades to new versions; and

•	many of our products require integration with third-party products and systems, and we may not be able to integrate these products with new or existing products.

Item 2.	Properties

      Our executive offices are currently located in Atlanta, Georgia. Our primary office for EMEA operations is in the United Kingdom, and our primary office for APJ operations is in Sydney, Australia. We have data centers in the Atlanta and Dallas metropolitan areas for the Americas, in the U.K. for EMEA and in Singapore for APJ. We maintain additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; Dallas, Texas; Santa Clara, California; New York, New York and West Hills, California. We maintain additional international offices in Brussels, Hong Kong, Lisbon, London, Luxembourg, Madrid, Melbourne, Paris and Rotterdam.

      Our financial institutions segment is based out of our corporate offices in Atlanta and has operations in all of our offices, except for our office in Santa Clara where our contact center automation technology segment is based. We lease all of our office space as well as our data center facilities.

Item 3.	Legal Proceedings

      There is no material pending legal proceeding to which S1 or its subsidiaries are a party or of which any of our property or the property of our subsidiaries is the subject. S1 is involved in immaterial litigation matters incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Our common stock is quoted on the Nasdaq National Market under the symbol “SONE”. The following table shows, for the periods indicated, the high and low prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low

2000
First Quarter	$142.25	$64.00
Second Quarter	87.75	17.25
Third Quarter	34.31	10.63
Fourth Quarter	13.19	4.63
2001
First Quarter	$11.25	$5.00
Second Quarter	14.59	4.50
Third Quarter	15.13	5.71
Fourth Quarter	19.00	7.80

      As of the close of business on March 15, 2002, there were 633 holders of record of our common stock. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

      (b) Not applicable.

Item 6.	Selected Financial Data

      The following table presents selected statement of operations data, selected balance sheet data and other selected data for S1 on a consolidated basis. We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements and related notes. You should read this data together with our audited consolidated financial statements and related notes.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$10,830	$24,180	$92,890	$233,888	$278,310
Loss from continuing operations	(27,302)	(28,558)	(125,087)	(1,177,678)	(221,543)
Net loss	(27,991)	(30,805)	(125,087)	(1,177,678)	(221,543)
Basic and diluted net loss per common share from continuing operations	(1.53)	(1.30)	(4.28)	(21.77)	(3.74)
Basic and diluted net loss per common share	(1.57)	(1.40)	(4.28)	(21.77)	(3.74)

	As of December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,137	$14,504	$67,850	$173,266	$148,450
Working capital	16,420	19,074	96,226	165,704	129,827
Working capital, excluding deferred revenues	23,079	29,452	116,695	193,175	157,326
Goodwill, net	5	238	788,293	195,428	79,723
Total assets	36,192	48,293	1,132,487	606,704	372,037
Notes payable	—	—	6,351	3,822	—
Capital lease obligation, excluding current portion	—	159	1,086	6,226	1,450
Stockholders’ equity	25,140	17,229	990,807	467,745	274,618

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Other Selected Data:
Cash (used in) provided by continuing operations	$(18,569)	$(11,904)	$(30,037)	$(150,712)	$11,894
EBITDA(1)	(21,861)	(17,866)	(10,317)	(74,068)	6,851
Depreciation and amortization	1,741	5,347	6,924	25,891	29,252
Amortization and impairment of acquisition intangible assets	4,525	4,384	40,206	1,080,321	79,787
Weighted average number of common shares outstanding	17,846	22,037	29,228	54,096	59,242

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Reconciliation of loss from continuing operations to EBITDA(1):
Loss from continuing operations	$(27,302)	$(28,558)	$(125,087)	$(1,177,678)	$(221,543)
Interest, investment and other income, net	(1,481)	(583)	(2,237)	(59,699)	(3,066)
Income tax benefit	—	—	—	(4,576)	(3,255)
Depreciation and amortization	1,741	5,347	6,924	25,891	29,252
Amortization and impairment of acquisition intangible assets	4,525	4,384	40,206	1,080,321	79,787
Stock option compensation expense(2)	656	1,544	1,118	5,383	1,330
Marketing cost from warrants issued	—	—	715	4,962	—
Merger related and restructuring costs	—	—	8,744	37,228	9,260
Acquired in-process research and development	—	—	59,300	14,100	—
Loss on sale of subsidiaries	—	—	—	—	53,186
Equity in net loss of affiliate	—	—	—	—	61,900

EBITDA(1)	$(21,861)	$(17,866)	$(10,317)	$(74,068)	$6,851

(1)	Earnings before interest, taxes, depreciation and amortization (EBITDA) is commonly used by investors to measure a company’s ability to generate cash flow. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity.

(2)	Stock compensation expense is included in direct costs of revenue, selling and marketing expense, product development expense and general and administrative expense as presented in our statements of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This annual report contains forward-looking statements and information relating to us, including our subsidiaries. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on our beliefs as well as assumptions made using information currently available to us. Because these statements reflect our current views concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. For a summary of significant risks, you should read the risk factors described under the caption “Risk Factors” in Item 1 of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

      The following discussion should be read in conjunction with the audited consolidated financial statements and notes appearing elsewhere in this report.

Overview

      To date, we have derived a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenues by charging our customers a periodic fee for maintenance.

      Our priorities in 2001 included the rationalization of our operating cost structure and assets, a necessary task after completing six acquisitions in 1999 and 2000. Combined with a focus on cost control, this rationalization was the impetus behind the improvement in our gross margin from 41% in 2000 to 59% in 2001. These and other operational accomplishments propelled S1 to a significant improvement in its financial performance. Revenues increased 19% in 2001 to $278.3 million. Similarly, net loss per share was significantly reduced to $3.74 per share in 2001 from $21.77 per share in 2000. Additionally, we stabilized our cash flow. During 2001, we generated $11.9 million in cash flow from operations and ended the year with $148.5 million in cash.

      In 2001, while working to strengthen S1’s operational and financial performance, we also undertook the most extensive retooling ever of our technology. Due to rapid growth and numerous acquisitions, S1 products encompassed several overlapping technologies and applications. In order to realize the full potential of an enterprise eFinance solution, it was imperative to re-write the technological architecture for the S1 suite of products.

      During 2001, we invested in the development of our new integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. The S1 Enterprise Platform enables financial services providers to leverage the interfaces built to their back-end systems, share customer data across their enterprise and deliver comprehensive, integrated marketing programs. The S1 Enterprise Platform provides an open, flexible, and scalable architecture that leverages existing legacy and third-party applications. Additionally, the S1 Enterprise Platform allows financial services providers to move toward a standard platform to unify their channel strategy and provide transactional and CRM capabilities to both their external and internal customers. Through our Market Leadership Program, certain customers have provided us with valuable input on the architectural requirements and business capabilities that financial services providers need to deliver a consistent eFinance experience across all customer interaction channels. Our Enterprise Platform 1.0 was released for general availability during the first quarter of 2002. While we historically have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release, we may be required to capitalize certain software development costs in the future.

      In order to optimize available research and development resources and meet development timeframes, we have established a relationship with an Indian-based development organization to assist us with portions of our product development. We expect to expand this relationship in 2002 to a newly created development center in India.

Acquisitions

      We have made numerous strategic acquisitions that were designed to provide additional technology, product and service offerings, additional industry experience, a broader client base and an expanded geographic presence.

      In March 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based multi-channel CRM application provider. In February 2002, we acquired Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. In September 2001, we acquired Software Dynamics, Inc., a West Hills, California based provider of branch automation, teller, call center and CRM solutions for financial institutions. In April 2000, we acquired Davidge Data Systems, Inc., a New York, New York based provider of order routing services to brokerage firms and Q-Up Systems, Inc., an Austin, Texas based provider of Internet financial services solutions to community and mid-market banks. In November 2000, we acquired Level Next, Inc., a provider of global trade banking systems. In November 1999, we acquired Edify Corporation, a Santa Clara, California based global provider of Internet and voice e-Commerce portal solutions; FICS Group, N.V., a Brussels, Belgium based vendor of financial electronic commerce and regulatory reporting software; and VerticalOne Corporation, then an Atlanta based consolidator, organizer and presenter of personal account information via the Internet. We sold VerticalOne to Yodlee, Inc. in January 2001.

      We accounted for all of our acquisitions using the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets (liabilities) recorded as goodwill. Other intangible assets include developed technology, customer lists and assembled work force. The consolidated financial statements include the results of operations for the acquired companies from the date of acquisition, which for accounting purposes is generally the month end date closest to the actual date of acquisition.

Operating Segment Information

      During 2001, we conducted our operations in two business segments: financial institutions and contact center automation technology. In 1999 and 2000, we operated a third segment, Internet aggregation services, through our VerticalOne subsidiary. Through this segment, we provided technology that enables consumers to aggregate personal account information from multiple sources. We sold our VerticalOne subsidiary to Yodlee, Inc. in January 2001. Accordingly, we eliminated the Internet aggregation services segment in 2001.

      Financial Institutions Segment. Our financial institutions segment builds, delivers and operates integrated, transactional and brandable applications and channel solutions for financial services providers worldwide. The financial institutions segment provides customized solutions to large global and national financial institutions, as well as solutions that require little or no customization and are primarily sold to community and regional banks. We maintain multiple offices and a worldwide professional services team to assist with customization and implementation of our applications. We also provide hosting services.

      In November 1999, we completed the acquisition of FICS Group, N.V., which included our Financial Reporting Systems business unit that we reported in our financial statements as held for sale. As a result, we did not include the operating results of FRS in our statements of operations for 1999 or 2000. During the first quarter of 2001, we determined that there was no reasonable market for the sale of FRS and that we would continue to operate FRS until we (1) identified a suitable market for sale of the FRS business or (2) determined that continued operation of the FRS business was no longer viable. Accordingly, we have included the results of the FRS operations, which we do not consider material, in our statement of operations for 2001 as part of the financial institutions segment.

      Contact Center Automation Segment. Our contact center automation segment offers enterprise customer interaction solutions, including: interactive voice response, voice recognition, e-mail management, web chat navigation and collaboration and computer telephony integration. These solutions allow financial institutions and other organizations to automate, integrate and personalize interactions with customers through multiple channels. Using customer-determined profiles and interests, our clients can notify their customers about new products or services. Calls that do require human assistance can automatically be routed to the most appropriate person. All of these goals can be accomplished through a combination of channels, including telephone, Internet, e-mail, fax, and pager. In addition, we offer a natural language speech recognition product and an optional marketing campaign management component that enables businesses to deliver products and services to targeted prospects consistently through multiple channels. Currently, a large portion of our contact center automation segment revenues comes from financial institutions. Our strategy is to leverage this domain expertise and the cross-sell opportunities to benefit our entire organization.

      All of our acquired businesses, except Edify Corporation, are part of our financial institutions segment. The voice portal solution of Edify makes up our contact center automation segment, and the remaining portion of Edify is included in the financial institutions segment. VerticalOne made up our Internet aggregation services segment in 1999 and 2000.

      On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee in a stock-for-stock transaction in which we received an ownership interest of approximately 33% in Yodlee. During 2001, we accounted for our equity interest in Yodlee as an equity method investment and recorded our equity interest in the net loss of Yodlee in our statement of operations. We are a reseller of Yodlee’s account aggregation services. See Note 18 to the consolidated financial statements included elsewhere in this report for a description of our reseller agreement with Yodlee.

Restructuring Plans

      In November 2000, we approved a restructuring plan to streamline our operations, as well as to discontinue development on the Edify retail banking platform. As a result of the restructuring plan, we reduced our workforce by approximately 220 employees and closed several of our facilities worldwide. During 2001, we determined that, as a result of a softening in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the currently anticipated costs and the restructuring accrual was adjusted. During the second quarter of 2001, we approved a restructuring plan to streamline our European operations. In connection with this plan, we reduced our European workforce by 77 people and consolidated the majority of our European operations into two locations.

      We continue to review our cost structure on a worldwide basis and look for additional ways to streamline our operations. We believe that our efforts to streamline operations, including headcount reductions and consolidation of our operating facilities, have resulted in cost savings that have improved our results of operations and our cash flows from operating activities during the year ended December 31, 2001. Further adjustments to the restructuring accrual may be recorded in the future due to changes in estimates of lease termination reserves arising from changing real estate market conditions.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions.

      Critical accounting policies are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies include those related to:

•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	determination of technological feasibility and capitalization of software development costs;

•	recognition of costs in connection with restructuring plans and merger-related activities;

•	valuation of stock options and warrants issued; and

•	accounting for our equity method investment in Yodlee.

      Revenue recognition. Revenue is a key component of our results of operations and is a key metric used by management, securities analysts and investors to evaluate our performance. Our revenue arrangements generally include multiple elements such as license fees for software products, installation services, customization services, training services, post-contract customer support, data center services and, in some cases, hardware or other third party products.

      Software license revenue. We recognize software license sales in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2 With Respect to Certain Transactions.” For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, we use the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element.

      When the professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. For software licenses where the license term does not begin until installation is complete, we recognize license and professional services revenue when we complete the installation of the software.

      For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. In certain instances, we recognize our software license revenue on a straight-line basis over either the term of the agreement or, for contracts without a term, the estimated period during which post-contract support is expected to be provided.

      Support and maintenance revenue. Revenues for post-contract customer support and maintenance are recognized ratably over the contract period.

      Professional services revenue. Revenues derived from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Revenues from professional services provided on a fixed fee basis are recognized using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for the contract.

      Data center revenue. We recognize data center revenue in accordance with the multiple element arrangement guidance in SAB No. 101. We also consider the applicability of Emerging Issues Task Force No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to our data center arrangements on a contract-by-contract basis. If we determine that a software element covered by SOP No. 97-2 is present in a hosting arrangement, we recognize the license, professional services and data center revenue is recognized pursuant to SOP No. 97-2. If we determine that a software element covered by SOP No. 97-2 is not present in a hosting arrangement, we recognize revenue for the arrangement pursuant to SAB No. 101. See a full discussion of our revenue recognition policies in Note 2 to the consolidated financial statements included elsewhere in this report.

      Revenue on a substantial portion of our data center arrangements is allocated to the implementation and transaction processing elements using the residual method. We have determined that our transaction processing services can be separated from the installation services as they represent separate earnings processes, evidence of fair value exists for the transaction processing services, and the transaction processing services are not essential to the functionality of any other element in the arrangement. If it was determined that the implementation services cannot be separated from the transaction processing services in an arrangement, we would recognize the professional services revenue over the term of the data center arrangement or the expected period of performance, whichever is longer.

      Our contractual arrangements are evaluated on a contract-by-contract basis and often require our judgement and estimates that affect the classification and timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our products and services are fixed and determinable;

•	whether or not collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software product;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage of completion method; and

•	whether we have verifiable objective evidence of fair value for our products and services;

      Additionally, we may be required to make the following estimates:

•	the period that we expect to provide post contract support when the agreement does not contain a specific term;

•	percentage of labor hours incurred to date to the estimated total labor hours for each contract;

•	provisions for estimated losses on uncompleted contracts; and

•	the need for an allowance for doubtful accounts or billing adjustments.

      If other judgements or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different. For instance, many of our revenue arrangements are accounted for using the percentage of completion method since the services are considered essential to the functionality of the software. If it was determined that those services were not essential to the functionality of the software, we may have recognized the license revenue upon delivery of the license, provided other required criteria were satisfied. Further, if we determined that we cannot make reasonably dependable estimates in the application of the percentage of completion method, we would defer all revenue and recognize it upon completion of the contract.

      Estimation of allowance for doubtful accounts and billing adjustments. We are required to report accounts receivable at the amount we expect to collect from our customers. As a result, we are required to use our judgment to estimate the likelihood that certain receivables may not be collected or that we might offer future discounts or concessions for previously billed amounts. As a result, we have established a discount allowance for estimated billing adjustments and a bad debt allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for bad debts as a component of selling expense. We review specific accounts for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain general reserves based on historical billing adjustments and write-offs. These estimates are based on historical discounts, concessions and bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Accordingly, our judgements and estimates about the collectibility of our accounts receivable affect revenue, selling expense and the carrying value of our accounts receivable.

      Valuation and recoverability of long-lived assets, including goodwill. We evaluate the recoverability of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of the long-lived assets that should be written off. For long-term cost and equity investments, we write-down their carrying values if it is determined that an impairment is other than temporary. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      During the fourth quarter of 2000, we recorded a $664.9 million impairment charge on goodwill and other intangible assets that we deemed were impaired. See further discussion of this charge in Note 8 to the consolidated financial statements included elsewhere in this report. During 2001, we recorded impairment charges in the aggregate amount of $4 million for cost-basis investments that we deemed were impaired. Additionally, we recorded a $8.4 million impairment charge during the fourth quarter of 2001 on our investment in Yodlee. See further discussion of our equity investment in Yodlee in Note 4 to the consolidated financial statements included elsewhere in this report. The aforementioned impairment charges required considerable analysis and judgment in determining the timing and amount of the charges. If other assumptions and estimates were used in our evaluations, the timing and amount of the charges may have been significantly different.

      On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which required us to perform an initial impairment review of our goodwill at that date and will require us to perform impairment reviews thereafter, at least once annually. The transitional impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. At this time, we do not anticipate any charge resulting from the transitional impairment test; however, we have not completed our review. While we will no longer record monthly amortization expense for goodwill and other indefinite lived intangible assets, future events and changes in circumstances may require us to record a significant impairment charge in any given period.

      Determination of technological feasibility and capitalization of software development costs. We are required to assess when technological feasibility occurs for products that we develop. Based on our judgement, we have determined that technological feasibility for our products generally occurs when we complete beta testing. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying consolidated financial statements. If we determined that technological feasibility had occurred at an earlier point in the development cycle and that subsequent production costs incurred before general availability of the product were significant, we would have capitalized those costs and recognized them over future periods. We continue to monitor changes in the software development cycle and may be required to capitalize certain software development costs in the future.

      Recognition of costs in connection with restructuring plans and merger related activities. During the fourth quarter of 2000 and the second quarter of 2001, we recorded charges in connection with restructurings. See further discussion of the terms of these restructurings in Note 9 to the consolidated financial statements included elsewhere in this report. At the date we approve a restructuring plan, we establish a liability for the estimated costs associated with that restructuring plan. At that time, and thereafter until the plan activities are complete, the actual costs associated with the plan may differ from our estimates. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the plan costs. If we believe that our previous estimates are no longer accurate in light of current conditions, we adjust the reserve with a corresponding increase or decrease to current period earnings.

      Accrued restructuring costs at December 31, 2001 reflect our estimate of future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans, offset by our estimate of sublease income for this space. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions. Actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows.

      In connection with the acquisition of certain businesses, we established reserves for certain contingencies that existed at the date of acquisition. At that time, we believed that the resolution of the contingency would result in future cash expenditures that we estimated based on the information available at the date of acquisition. As those contingencies are resolved, we reduce the related liabilities for any related cash disbursements or if we determine that the contingency is no longer likely to result in a loss. Any difference in the actual settlement amount is reflected as an adjustment to income or expense in the period of resolution. These adjustments are included in the merger related and restructuring costs line item in the consolidated statements of operations.

      Valuation of stock options and warrants issued. Sometimes in the normal course of business, we have granted stock options or warrants to non-employees and other third parties as consideration for services or in connection with other arrangements. Depending on the nature of the transaction, we may be required to record the issuance of such options or warrants as a reduction of revenue, a component of operating expenses or not at all, in the case of a like-kind exchange of property. Generally, when we are required to reflect the issuance of such options or warrants in our statement of operations, we are required to reflect the transaction using the estimated fair value the options or warrants. The valuation of financial instruments like these that do not have a ready market requires judgment. We generally use the Black-Scholes option-pricing model to determine the fair value of options and warrants. This approach requires judgements about:

•	the volatility of our common stock;

•	the risk-free interest rate;

•	our plans to pay dividends on our common stock in future periods; and

•	the expected life of the options or warrants.

      Although these variables can be measured or quantified using information that is generally available to us, the actual information that is used in the determination of these variables requires judgement and estimates.

      We do not record compensation expense in connection with the issuance of stock options to employees unless we grant such options at an exercise price below the fair market value on the date of grant. However, we disclose the pro-forma effect of these grants on our results of operations as required by SFAS No. 123 in the notes to our consolidated financial statements, included elsewhere in this report. The calculation of pro-forma compensation expense under SFAS 123 requires the same judgments and estimates discussed above.

      Accounting for our equity method investment in Yodlee. On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee, Inc. in a stock for stock transaction in which we received an ownership interest of approximately 33% in Yodlee. Under the terms of the sale agreement, we have a 19% voting interest in Yodlee and we can nominate one of the seven board of directors’ seats of Yodlee. Additionally, in connection with the sale, we entered into the following agreements with Yodlee:

•	a sales representation agreement;

•	a data center agreement; and

•	a facilities sublease.

      We are a non-exclusive reseller of Yodlee’s aggregation services under the sales representation agreement.

      We evaluated the terms of our investment in and relationships with Yodlee, and concluded that we exert significant influence over Yodlee. Accordingly, we are accounting for our investment in Yodlee under the equity method. The equity method of accounting requires us to record our share of the net losses of Yodlee in our consolidated statement of operations. Our equity in the net loss of Yodlee for the year ended December 31, 2001 was $61.9 million, including the amortization of our excess investment over our share of Yodlee’s net assets and an impairment charge to write down our investment in Yodlee.

      If we determined that we did not exercise significant influence over Yodlee, we would have accounted for this investment under the cost method. Under the cost method, we would have recorded the initial fair value of our investment in Yodlee on our balance sheet. However, we would not have recorded any share of Yodlee’s net losses during 2001. We would have evaluated the carrying value of the cost investment for recoverability and written down the balance for any impairments that are other than temporary.

Results of Operations

      The following table sets forth our statement of operations data for the three years ended December 31, 1999, 2000 and 2001 and the percentage of total revenues of each line item for the periods presented.

	Year Ended December 31,

	1999		2000		2001

	(Dollars in thousands)
Software licenses	$19,050	21%	$51,737	22%	$71,385	26%
Support and maintenance	5,315	6%	28,930	12%	40,995	15%
Professional services	51,117	55%	125,517	54%	111,965	40%
Data center	8,858	9%	22,811	10%	52,915	19%
Other	8,550	9%	4,893	2%	1,050	0%

Total revenues	92,890	100%	233,888	100%	278,310	100%

Cost of software licenses	642	1%	4,556	2%	4,017	1%
Cost of professional services, support and maintenance	36,446	39%	109,379	47%	84,351	30%
Cost of data center	9,008	10%	20,371	9%	26,013	9%
Cost of other revenue	7,112	8%	4,305	2%	751	0%
Selling and marketing	12,294	13%	55,472	23%	52,268	19%
Product development	24,580	26%	70,490	30%	55,569	20%
General and administrative	14,243	15%	48,766	21%	49,820	18%
Depreciation and amortization	6,924	7%	25,891	11%	29,252	11%
Marketing cost from warrants issued	715	1%	4,962	2%	—	0%
Merger related and restructuring costs	8,744	9%	37,228	16%	9,260	3%
Acquired in-process research and development	59,300	64%	14,100	6%	—	0%
Amortization and impairment of acquisition intangibles	40,206	43%	1,080,321	462%	79,787	29%

Total operating expenses	220,214	237%	1,475,841	631%	391,088	141%

Operating loss	(127,324)	-137%	(1,241,953)	-531%	(112,778)	-41%
Interest, investment and other income, net	2,237	2%	59,699	25%	3,066	1%
Loss on sale of subsidiaries	—	0%	—	0%	(53,186)	-19%
Equity in net loss of affiliated company	—	0%	—	0%	(61,900)	-22%
Income tax benefit	—	0%	4,576	2%	3,255	1%

Net loss	$(125,087)	-135%	$(1,177,678)	-504%	$(221,543)	-80%

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 2001

      The following table presents selected financial data for our operating segments for the years ended December 31, 2000 and 2001. We evaluate the performance of our operating segments based on revenues, direct costs, gross margins and operating expenses, excluding depreciation and amortization, marketing cost from warrants issued, merger related costs and restructuring charges, acquired in-process research and development and amortization and impairment of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared service basis. Accordingly, we do not include general and administrative costs in the determination of our segment operating income or loss.

Selected Financial Data

	Year Ended December 31, 2000					Year Ended December 31, 2001

		Contact					Contact
	Financial	Center	Internet			Financial	Center
	Institutions	Automation	Aggregation	Other	Total	Institutions	Automation	Other	Total

	(Dollars in thousands)
Revenues:
Software licenses	$24,393	$27,344	$—	$—	$51,737	$42,243	$29,142	$—	$71,385
Support and maintenance	18,810	10,120	—	—	28,930	27,466	13,529	—	40,995
Professional services	119,141	6,376	—	—	125,517	102,824	9,141	—	111,965
Data center	20,578	—	2,233	—	22,811	52,915	—	—	52,915
Other	4,893	—	—	—	4,893	1,050	—	—	1,050

Total revenues	187,815	43,840	2,233	—	233,888	226,498	51,812	—	278,310

Direct costs:
Software licenses	901	3,655	—	—	4,556	233	3,784	—	4,017
Support and maintenance and professional services	98,946	10,433	—	—	109,379	73,898	10,453	—	84,351
Data center	18,501	—	1,870	—	20,371	26,013	—	—	26,013
Other	4,305	—	—	—	4,305	751	—	—	751

Total direct costs	122,653	14,088	1,870	—	138,611	100,895	14,237	—	115,132

Gross margin:	65,162	29,752	363	—	95,277	125,603	37,575	—	163,178

Operating expenses:
Selling and marketing	33,155	16,403	5,914	—	55,472	29,350	22,918	—	52,268
Product development	50,225	9,184	11,081	—	70,490	44,566	11,003	—	55,569
General and administrative	—	—	—	48,766	48,766	—	—	49,820	49,820

Total operating expenses	83,380	25,587	16,995	48,766	174,728	73,916	33,921	49,820	157,657

Segment operating (loss) income	$(18,218)	$4,165	$(16,632)	$(48,766)	$(79,451)	$51,687	$3,654	$(49,820)	$5,521

Gross margin percentages:
Software licenses	96%	87%	—	—	91%	99%	87%	—	94%
Support and maintenance and professional services	28%	37%	—	—	29%	43%	54%	—	45%
Data center	10%	—	16%	—	11%	51%	—	—	51%
Other	12%	—	—	—	12%	28%	—	—	28%

Total gross margin	35%	68%	16%	—	41%	55%	73%	—	59%

      Revenues. Total revenues increased by $44.4 million to $278.3 million for the year ended December 31, 2001 from $233.9 million for the year ended December 31, 2000, an increase of 19%. The increase in revenues resulted principally from increases in our software licenses, support and maintenance and data center fees. During the year ended December 31, 2001, software license revenue increased $19.6 million, or 38%; support and maintenance revenue increased $12.1 million, or 42%; and data center revenue increased $30.1 million, or 132%. Our strategy is to focus on activities that will continue to increase these strategic revenue streams while placing less emphasis on professional services, which during the year ended December 31, 2001 decreased $13.6 million, or 11%, to $112.0 million. During 2001, we continued to provide a substantial amount of implementation, hosting and product enhancement services through our financial institutions segment for one significant customer. We derived 31% and 28% of our total revenues in 2000 and 2001, respectively, from this customer.

      The increase in our software license revenues is substantially due to significant license revenues recognized under contracts with three large international customers.

      The increase in support and maintenance revenues during 2001 is primarily due to increased software license revenues as well as maintenance renewals from the growth in our installed customer base.

      The increase in our data center revenue was primarily due to revenues recognized under contacts with two large European customers who were live in our global data centers during 2001, as well as an increase in the overall numbers of end-users. During 2001, one of our large European customers informed us of their intention to exit our European data center. As a result, we amended our agreement with this customer to enable their exit from our European data center effective December 31, 2001. We do not expect to earn any data center revenues from this customer during 2002 or beyond. However, we maintain an ongoing relationship with this customer for both voice and Internet products. Also during 2001, we amended our agreements with a large Canadian bank, which has two subsidiaries that are current data center customers. Under the terms of the contract amendments, the large Canadian bank consolidated its data center agreements with us and purchased additional product and service offerings from us. We also experienced significant growth in our small to mid-market financial institution data center customers in the United States. Although we expect many of our mid-sized financial institution customers to choose our data center solution, we do not expect future growth rates to match that which we produced during 2001. We believe that many of our larger financial institution customers may consider moving their Internet banking platform to one of our in-house solutions. As those transitions are made, we expect the related revenue stream will move from data center to software license fees and support and maintenance fees. The terms and conditions of the agreements with another large European customer are currently being reevaluated by both parties.

      For the year ended December 31, 2001, revenues from our financial institutions operating segment grew $38.7 million, or 21%, to $226.5 million over the comparable prior year period. This growth is primarily attributable to the increase in data center revenue and other strategic revenue as discussed above, offset by a decrease in professional service revenues. A portion of this growth is related to the inclusion of a full year of activity for Davidge and Q-Up, both which were acquired in April 2000 and the inclusion of SDI for the fourth quarter of 2001. Additionally, our revenues in the financial institutions segment increased as a result of the inclusion of the FRS business unit during 2001, which was previously classified as available for sale during 2000. Revenues from the FRS business unit were not material to our total revenues in 2001.

      Revenues for our contact center automation operating segment increased $8.0 million to $51.8 million for the year ended December 31, 2001. This increase is attributable to an increase in support and maintenance fees charged to an increasing installed base of customers. Also, there were increases in license fees and professional service fees resulting primarily from our ability to sell additional contact center products to our existing customer base.

      Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue decreased $3.8 million to $1.1 million for the year ended December 31, 2001 from $4.9 million for the year ended December 31, 2000, a decrease of 79%. Other revenue generally fluctuates based on the mix of products and services sold.

      In future periods, we expect professional services revenues to become a smaller percentage of total revenues as we move towards a package solution which requires less customization than our previous products. We expect to generate revenues from our new Enterprise family of products during 2002 and beyond.

      Direct Costs and Gross Margins. Direct costs decreased by $23.5 million to $115.1 million for the year ended December 31, 2001 from $138.6 million for the year ended December 31, 2000, a decrease of 17%. Overall gross margins were 59% and 41% for 2001 and 2000, respectively. The decrease in direct costs and corresponding increase in gross margins are primarily the result of reductions in employee headcount, reduction in the use of higher cost outside contractors, our ability to leverage existing data center infrastructure against increased revenues and reduced facilities charges from the consolidation of offices. Cost of revenues excludes charges for depreciation and amortization of property and equipment.

      Direct software license costs for our financial institution software products are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. Direct software license costs for our contact center automation products consist of third-party software used in the products. Overall direct software license costs decreased $600,000 to $4.0 million for the year ended December 31, 2001 from $4.6 million for the year ended December 31, 2000. Gross margins on software licenses were 94% and 91% for 2001 and 2000, respectively. We anticipate that direct costs associated with software licenses as a percentage of revenue could increase in future periods as additional products are sold that include third-party software.

      Direct costs for support and maintenance and professional services consist primarily of personnel and related infrastructure costs. Direct costs associated with support and maintenance and professional services decreased by $25.0 million, or 23%, to $84.4 million for the year ended December 31, 2001. This decrease in direct costs is primarily the result of reducing professional services headcount, a reduction in the use of outside contractors and associated facilities costs to a level that is more closely aligned with the projects and services under contract. Gross margins on support and maintenance and professional services were 45% and 29% for 2001 and 2000, respectively. The increase in gross margins is attributable to the increase in the ratio of employees to outside contractors performing services and the completion of lower margin contracts inherited as a part of the acquisitions made at the end of 1999. We do not expect our gross margins on our professional services and post contact support services to increase significantly in the future.

      Direct data center costs consist of personnel and infrastructure to support the applications we host for our customers. Direct data center costs increased $5.6 million to $26.0 million for the year ended December 31, 2001 from $20.4 million for the year ended December 31, 2000. The increase in costs relates to additional personnel and infrastructure necessary to support new customers and add new applications for our existing customers. The gross margin for data center operations was 51% and 11% for 2001 and 2000, respectively. We increased the gross margin on our data center operations through our ability to leverage increasing revenue against the fixed data center costs.

      Selling and Marketing Expenses. Total selling and marketing expenses decreased by $3.2 million to $52.3 million for the year ended December 31, 2001 from $55.5 million for the year ended December 31, 2000. We eliminated $5.9 million of selling and marketing expenses in connection with the sale of VerticalOne. This was offset by an increase of $2.7 million to selling and marketing expenses related to the strengthening of our sales team and marketing programs and the addition of Davidge and Q-Up. During 2001, we invested in sales and marketing activities to increase our market share and promote our Enterprise e-Finance products. Our marketing efforts include participating in and exhibiting at industry conferences and trade shows, maintaining memberships in key industry organizations and establishing close relationships with industry analysts to help guide product development and marketing efforts.

      Product Development Expenses. Total product development expenses decreased by $14.9 million to $55.6 million for the year ended December 31, 2001 from $70.5 million for the year ended December 31, 2000. This decrease is primarily attributable to the elimination of $11.1 million of product development expenses in connection with the sale of VerticalOne. Additionally, we reduced the number of domestic outside contractors in 2001 and replaced them with lower cost offshore contractors. During 2001, our product development efforts were focused on the S1 Enterprise Platform, a fully-integrated system that leverages off our existing technology. We launched Enterprise Platform 1.0 for general release in March 2002. During 2000, we spent a portion of our product development efforts on the completion of our acquired in-process development projects. While we historically have not capitalized product development costs, we may be required to capitalize certain software development costs in the future.

      In order to optimize available research and development resources and meet development timeframes, we have established a relationship with an Indian-based development organization to outsource portions of our product development. We expect to expand this relationship in 2002 to a newly created development center in India.

      General and Administrative Expenses. General and administrative expenses increased by $1.0 million to $49.8 million for the year ended December 31, 2001 from $48.8 million for the year ended December 31, 2000. A portion of the increase reflects the addition of Q-Up and Davidge, both of which were acquired in the second quarter of 2000. As we continue to strengthen our executive and management teams, our general and administrative salaries and related personnel charges have increased from the prior year period. As a percentage of revenues, general and administrative expenses decreased to 18% of total revenues for 2001, from 21% for 2000. This decrease is attributable our ability to leverage our existing infrastructure against increasing revenues.

      Depreciation and Amortization. Depreciation and amortization increased by $3.4 million to $29.3 million for the year ended December 31, 2001 from $25.9 million for the year ended December 31, 2000, an increase of 13%. These increases were primarily the result of the depreciation recorded on additional property and equipment.

      Marketing Cost from Warrants Issued. We recorded $5.0 million of marketing costs for the year ended December 31, 2000. The marketing cost was primarily for warrants issued in connection with a pilot project and distribution agreement between a third-party and one of our subsidiaries. The fair value of the warrants was determined based on the Black-Scholes option-pricing model. We recognized the entire cost of the warrants in 2000 and 1999.

      Merger Related Costs and Restructuring Charges. During 2000, we incurred merger related costs of $22.5 million in connection with three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000. These costs were incurred to integrate the products and platforms of the acquired companies, to train personnel on the new products acquired and to build the infrastructure necessary to support a global operation. Costs to integrate acquired business were minimal in 2001. During 2001, we released merger related accruals of $2.1 million primarily related to changes in estimates relative to pending or threatened litigation.

      During the second quarter of 2001, we approved a restructuring plan to streamline our European operations. In connection with this plan, we reduced our European workforce by 77 people and consolidated most of our European operations into two locations. As a result, we recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan. Also in 2001, as a result of a softening in the domestic real estate markets, we determined our original estimate of costs to dispose of or sublet our unused real estate was below the currently anticipated costs. Accordingly, we recorded a charge of $4.5 million to increase our restructuring reserves that initially were established during the fourth quarter of 2000. Additionally, during 2001, in connection with the closing of certain office facilities, we wrote-off leasehold improvements of $1.2 million, which were not previously anticipated in the initial restructuring accrual.

      In November 2000, we approved a restructuring plan, including a plan to discontinue development on the Edify retail banking platform. As a result of the restructuring plan, we reduced our workforce by approximately 220 employees and closed several of our facilities worldwide. During the fourth quarter of 2000, we recorded a charge of $14.7 million for the estimated costs associated with the restructuring plan.

      Acquired In-process Research and Development. In connection with the acquisition of Q-Up in 2000, we allocated $14.1 million of purchase price to acquired in-process research and development, which was expensed at the date of acquisition.

      Amortization and Impairment of Acquisition Intangibles. Amortization and impairment of acquisition intangible assets decreased $1.0 billion to $80.0 million for the year ended December 31, 2001 from $1.1 billion for the year ended December 31, 2000. In the fourth quarter of 2000, we recorded an impairment charge of $664.9 million to reduce the carrying value of goodwill and other intangible assets. As a result of the reduced carrying value, amortization of these acquisition intangibles decreased during the year ended December 31, 2001 as compared to 2000. In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, we ceased recording amortization expense on goodwill and assembled workforce. This will reduce our amortization expense for 2002 by approximately $55.5 million.

      Interest, Investment and Other Income, Net. Interest, investment and other income was $3.1 million for the year ended December 31, 2001, a decrease of $56.6 million from the year ended December 31, 2000. During the year ended December 31, 2001, we recorded non-cash charges of $4.0 million to write down our basis in certain cost basis investments for other than temporary impairments and a gain of $0.9 million on the sale of investment securities available for sale. During the year ended December 31, 2000, we recorded a gain of $51.7 million on the sale of investment securities available for sale.

      Loss on Sale of Subsidiaries and Equity Interest in Net Loss of Affiliate. On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee in a stock-for-stock transaction in which we received an ownership interest of approximately 33% in Yodlee. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. During the year ended December 31, 2001, we recorded non-cash charges of $61.9 million based on our equity interest in the net loss of the affiliate, amortization of the underlying goodwill and other intangible assets, and a write-down in the basis of our investment in Yodlee. See further discussion of our investment in Yodlee in Note 4 to the consolidated financial statements included elsewhere in this report. The carrying value of our investment in Yodlee at December 31, 2001 was $1.0 million and represents our excess investment in Yodlee. Since our share of Yodlee’s underlying net assets is $0 at December 31, 2001 and we have not made any commitments to Yodlee to provide additional funding, we will not record our share of Yodlee’s future net operating results until our basis in Yodlee increases above $0.

      During the second quarter of 2001, we recorded a charge of approximately $900,000 in connection with the sale of a small European subsidiary.

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 2000

      The following table presents selected financial data for our operating segments for the year ended December 31, 1999 and 2000. We evaluate the performance of our operating segments based on revenues, direct costs, gross margins and operating expenses, excluding depreciation and amortization, marketing cost from warrants issued, merger related costs and restructuring charges, acquired in-process research and development and amortization of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared service basis. Accordingly, we do not include general and administrative costs in the determination of our segment operating income or loss.

Selected Financial Data

	Year Ended December 31, 1999					Year Ended December 31, 2000

		Contact					Contact
	Financial	Center	Internet			Financial	Center	Internet
	Institutions	Automation(1)	Aggregation	Other	Total	Institutions	Automation	Aggregation	Other	Total

	(Dollars in thousands)
Revenues:
Software licenses	$13,422	$5,628	$—	$—	$19,050	$24,393	$27,344	$—	$—	$51,737
Support and maintenance	3,830	1,485	—	—	5,315	18,810	10,120	—	—	28,930
Professional services	50,280	837	—	—	51,117	119,141	6,376	—	—	125,517
Data center	8,853	—	5	—	8,858	20,578	—	2,233	—	22,811
Other	8,550	—	—	—	8,550	4,893	—	—	—	4,893

Total revenues	84,935	7,950	5	—	92,890	187,815	43,840	2,233	—	233,888

Direct costs:
Software licenses	356	286	—	—	642	901	3,655	—	—	4,556
Support and maintenance and professional services	34,913	1,533	—	—	36,446	98,946	10,433	—	—	109,379
Data center	8,906	—	102	—	9,008	18,501	—	1,870	—	20,371
Other	7,112	—	—	—	7,112	4,305	—	—	—	4,305

Total direct costs	51,287	1,819	102	—	53,208	122,653	14,088	1,870	—	138,611

Gross margin:	33,648	6,131	(97)	—	39,682	65,162	29,752	363	—	95,277

Operating expenses:
Selling and marketing	8,297	3,108	889	—	12,294	33,155	16,403	5,914	—	55,472
Product development	21,118	1,889	1,573	—	24,580	50,225	9,184	11,081	—	70,490
General and administrative	—	—	—	14,243	14,243	—	—	—	48,766	48,766

Total operating expenses	29,415	4,997	2,462	14,243	51,117	83,380	25,587	16,995	48,766	174,728

Segment operating income (loss)	$4,233	$1,134	$(2,559)	$(14,243)	$(11,435)	$(18,218)	$4,165	$(16,632)	$(48,766)	$(79,451)

Gross margin percentages:
Software licenses	97%	95%	—	—	97%	96%	87%	—	—	91%
Support and maintenance and professional services	35%	34%	—	—	35%	28%	37%	—	—	29%
Data center	-1%	—	-1940%	—	-2%	10%	—	16%	—	11%
Other	17%	—	—	—	17%	12%	—	—	—	12%

Total gross margin	40%	77%	-1940%	—	43%	35%	68%	16%	—	41%

(1)	We acquired Edify, which comprises our contact center automation segment and VerticalOne, which comprised our Internet aggregation segment, in November 1999. Accordingly, our results of operations for 1999 included only two months of activity in our contact center automation and Internet aggregation segments.

      Revenues. Total revenues increased by $141.0 million to $233.9 million for the year ended December 31, 2000 from $92.9 million for the year ended December 31, 1999, an increase of 152%. Approximately $101.0 million of the increase in total revenues is attributed to the three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000. In our financial institutions operating segment, several large implementation projects and a large product enhancement project comprised most of the remaining increase in 2000. Additionally, our data center revenues increased as we opened our international data centers in Singapore and the UK in the fourth quarter of 2000.

      Direct Costs and Gross Margins. Direct costs increased by $85.4 million to $138.6 million for the year ended December 31, 2000 from $53.2 million for the year ended December 31, 1999, an increase of 161%. Approximately $51.5 million of the increase in direct costs is attributed to the three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000. Gross margins were 41% and 43% of total revenues for 2000 and 1999, respectively.

      In our financial institutions operating segment, several large implementation projects and a large product enhancement project accounted for most of the remaining increase in 2000. Gross margins on support and maintenance and professional services in our financial institution operating segment for the years 2000 and 1999 were 28% and 35%, respectively. This decrease is primarily due to lower margin contracts inherited as part of the acquisitions made in 1999.

      Direct costs associated with data center services increased by $11.4 million to $20.4 million for the year ended December 31, 2000 from $9.0 million for the year ended December 31, 1999. The increase in cost is primarily attributable to additional personnel necessary to support new customers, the addition of new applications by our existing customers and the operation of our new data centers in the UK and Singapore, which opened in the fourth quarter of 2000. The gross margins for data center operations increased from negative 2% for 1999 to 11% for 2000 as we leveraged increasing revenues against the fixed data center costs.

      Selling and Marketing Expenses. Total selling and marketing expenses increased by $43.1 million to $55.5 million for the year ended December 31, 2000 from $12.3 million for the year ended December 31, 1999. The increase in these expenses is primarily attributable to the three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000.

      Product Development Expenses. Total product development expenses increased by $45.9 million to $70.5 million for the year ended December 31, 2000 from $24.6 million for the year ended December 31, 1999. The increase in these expenses is primarily attributable to the three acquisitions completed in the fourth quarter of 1999 and two acquisitions completed in the second quarter of 2000.

      General and Administrative Expenses. General and administrative expenses increased by $34.6 million to $48.8 million for the year ended December 31, 2000 from $14.2 million for the year ended December 31, 1999. General and administrative expenses represented 21% and 15% of total revenues for 2000 and 1999, respectively. The increase in general and administrative expenses resulted from the five acquisitions completed between the fourth quarter of 1999 and the second quarter of 2000. In addition, we increased our expenditures on general and administrative expenses to increase personnel required to manage the growth as well as to establish a global infrastructure.

      Depreciation and Amortization. Depreciation and amortization expenses increased by $19.0 million to $25.9 million for the year ended December 31, 2000 from $6.9 million for the year ended December 31, 1999, an increase of 275%. Depreciation and amortization expense was 11% and 7% of total revenues for the years ended December 31, 2000 and 1999, respectively. A substantial portion of the increase is the result of the acquisition of five companies and their existing infrastructures during the fourth quarter of 1999 and the second quarter of 2000. The balance of the increase is primarily the result of the acquisition of additional equipment for our data centers and the construction of the new data center facilities in Singapore and the UK.

      Marketing Cost for Warrants Issued. We recorded $5.0 million of marketing costs for warrants issued for the year ended December 31, 2000, which includes a charge of approximately $400,000 related to the vesting of a warrant previously granted to Accenture LLP and a charge of approximately $4.6 million for a warrant issued in connection with a pilot project and distribution agreement between a third-party and one of our subsidiaries. The fair values of the warrants were determined based on the Black-Scholes option-pricing model. During 1999, we recorded a charge of approximately $700,000 for the warrants issued in connection with the pilot project and distribution agreement.

      Merger Related and Restructuring Costs. During 2000 and 1999, we incurred merger related costs of $22.5 million and $8.7 million, respectively. The merger related costs were related to the three acquisitions completed in the fourth quarter of 1999, two acquisitions in the second quarter of 2000 and one acquisition in the fourth quarter of 2000. These costs were incurred to integrate the products and platforms of the acquired companies, training personnel on the new products acquired, and the cost of building the infrastructure necessary to support a global operation. Included in the merger related costs are approximately $1.8 million of personnel costs related to professional service employees who were being cross-trained on the products and services of the acquired companies. Approximately $5.9 million of merger related costs consist of the cost of product development personnel working on the integration of the products and platforms acquired. Approximately $14.8 million of merger related costs consist of the cost of upgrading worldwide systems and infrastructure required to manage a global operation. In addition, merger related costs include expenses incurred pursuing transactions that did not result in a strategic arrangement.

      In November 2000, we approved a restructuring plan to streamline operations and to discontinue development on the Edify retail banking platform. As a result of the restructuring plan, we reduced our workforce by approximately 220 employees and closed several facilities worldwide. During the fourth quarter of 2000, we recorded a charge for the costs associated with the exit plan of approximately $14.7 million.

      Acquired In-process Research and Development. During 2000, in connection with the acquisition of Q-Up, we allocated $14.1 million of purchase price to acquired in-process research and development. During 1999, in connection with the acquisitions of Edify, FICS and VerticalOne, we allocated $59.3 million to acquired in-process research and development. We expensed acquired in-process research and development costs at the respective dates of acquisition.

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

Acquired In-process Research and Development

      In connection with the acquisitions of Edify, FICS, VerticalOne and Q-Up, we allocated a portion of the respective purchase prices to acquired in-process research and development based on appraisals prepared by independent valuation consultants.

      We determined the fair value of in-process research and development for each of the above acquisitions using an income approach. This involved estimating the present value of the after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. Estimates of future cash flows related to the in-process research and development were made for each project based on our estimates of revenue, operating expenses and income taxes from the project. These estimates were consistent with historical pricing, margins and expense levels for similar products. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. Estimated operating expenses include cost of goods sold, selling, general and administrative expenses and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been introduced into the market. The selection of the discount rate was based on consideration of our weighted average cost of capital, as well as factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. We believe that the estimated in-process research and development amounts represent fair value at the date of acquisition and do not exceed the amount a third party would have paid for the projects.

      At the date of acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the values allocated to these projects were immediately expensed upon acquisition. Where appropriate, we deducted an amount reflecting the contribution of developed technology to the anticipated cash flows of in-process research and development projects. Our product pricing and growth rates may not be achieved and we may not realize the financial benefits expected from the projects. The acquisitions and related in-process research and development expenses are detailed in the table below:

			In-process	Costs to
Company	Acquisition Date	Purchase Price	R&D Expense	Complete

			(In millions)
Edify	November 10, 1999	$381.7	$20.0	$8.8
FICS	November 18, 1999	426.1	32.0	6.7
VerticalOne	November 10, 1999	179.4	7.3	4.9
Q-Up	April 7, 2000	414.9	14.1	13.0

      Development of the in-process technology acquired in these transactions reached technological feasibility within the estimates used in valuing the technology.

Liquidity and Capital Resources

      The following tables show information about our cash flows during the years ended December 31, 2000 and 2001 and selected balance sheet data as of December 31, 2000 and 2001:

	Year Ended December 31,

	2000	2001

	(In thousands)
Net cash (used in) provided by operating activities before changes in operating assets and liabilities	$(97,302)	$9,833
Change in operating assets and liabilities	(53,410)	2,061

Net cash (used in) provided by operating activities	(150,712)	11,894
Net cash provided by (used in) investing activities	12,938	(33,156)
Net cash provided by (used in) financing activities	243,168	(3,310)
Effect of exchange rates on cash and cash equivalents	22	(244)

Net increase (decrease) in cash and cash equivalents	$105,416	$(24,816)

	As of December 31,

	2000	2001

	(In thousands)
Cash and cash equivalents	$173,266	$148,450
Working capital	165,704	129,827
Working capital, excluding deferred revenues	193,175	157,326
Total assets	606,704	372,037
Total stockholders’ equity	467,745	274,618

      Operating Activities. During the year ended December 31, 2001, cash provided by operations was $11.9 million compared to cash used in operations of $150.7 million for the year ended December 31, 2000. The improvement in net cash flows from operating activities generally reflects the decrease in our net loss plus the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

      Although we recorded a net loss of $221.5 million for the year ended December 31, 2001, a significant portion of our loss was comprised of non-cash items including:

•	$109.0 million of depreciation and amortization, including acquisition intangibles;

•	$61.9 million in the equity interest in net loss of an affiliate;

•	$53.2 million in losses recorded on the sale of subsidiaries;

•	$5.2 million to provide for doubtful accounts receivable and billing adjustments; and

•	$4.0 million write-down of cost-basis equity investments for other than temporary impairments.

      The change in operating assets and liabilities of $2.1 million was primarily due to a $35.4 million decrease in accounts receivable resulting from aggressive collection efforts and a significant improvement in days sales outstanding, offset by a decrease in accounts payable and accrued expenses of $32.4 million as a result of the timing of payments.

      Cash used in operations for the year ended December 31, 2000 included the effects of:

•	our net loss for the period of $1.2 billion offset by non-cash charges of approximately $1.1 billion;

•	a gain on the sale of investment securities of $51.2 million;

•	an increase in accounts receivable of $31.6 million; and

•	the reduction of accounts payable and accrued expenses of $16.0 million.

      Investing Activities. Cash used in investing activities was $33.2 million for the year ended December 31, 2001 compared to net cash provided by investing activities of $12.9 million in the comparable period of 2000.

      In 2001, we sold our VerticalOne subsidiary, including $15.1 million in cash, and we spent $4.4 million in connection with the acquisition of SDI, net of cash received. During 2000, we received $5.3 million in connection with businesses that we acquired and invested $6.9 million in companies that are considered to have technology or products that complement our product and services offerings.

      During 2001 and 2000, we received $1.0 million and $54.7 million, respectively from the sale of investment securities. In 2001, we purchased $14.7 million of property and equipment as compared to $41.7 million in 2000. During 2001, our property and equipment purchases were primarily related to leasehold improvements for our new corporate headquarters and computer equipment. The purchases of property and equipment made in 2000 were primarily related to the purchase of equipment required for our global data center facilities.

      Financing Activities. Cash used in financing activities was $3.3 million for the year ended December 31, 2001 compared to cash provided by financing activities of $243.2 million in 2000. In 2001, we received $7.7 million from the sale of common stock under our employee stock plans. In 2000, we received net proceeds of $232.0 million from the sale of preferred stock and $17.5 million from the sale of common stock under our stock plans.

      We paid $7.2 million and $5.0 million for capital lease obligations in 2001 and 2000. In 2001 and 2000, we repaid borrowings of $3.8 million and $2.5 million, respectively. In 2001, we entered into an arrangement for a $10.0 million secured line of credit with a bank. At December 31, 2001, we had no outstanding borrowings and the full $10.0 million was available for borrowing under the secured line of credit.

      In connection with the lease on our corporate offices, we issued to our landlord a standby letter of credit in the amount of $8.0 million to guarantee certain obligations under the lease agreement. The amount of the letter of credit reduces as our rent obligation declines. At December 31, 2001, there were no drawings outstanding under the letter of credit.

      We lease office space and computer equipment under non-cancelable operating leases that expire at various dates through 2013. We also lease certain computer equipment under capital lease arrangements. Future minimum payments under operating and capital leases, net of operating sublease income, are $22.4 million in 2002, $14.7 million in 2003, $11.7 million in 2004, $9.9 million in 2005, $6.9 million in 2006 and $23.6 million thereafter.

      We believe that our expected cash flows from operations together with our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 7A.     Qualitative and Quantitative Disclosures about Market Risk

      The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income.” Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. At this time, we do not use financial instruments to hedge our foreign exchange exposure because the effect of foreign exchange rate fluctuations would not be material. The net assets of our foreign operations at December 31, 2001 were approximately $46.4 million.

      For our operations located in countries participating in the European Union, we adopted the euro as our common legal currency effective January 1, 1999. On January 1, 2002, all countries participating in the European Union began using the euro as their currency. We have not experienced any significant problems related to the euro conversion and do not expect the euro conversion to have a material impact on our results of operations.

      Our capital lease obligations include only fixed rates of interest. Therefore, we do not believe there is any material exposure to market risk changes in interest rates relating to our capital lease obligations.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Accountants	44
Consolidated Balance Sheets as of December 31, 2000 and 2001	45
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001	46
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001	47
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 1999, 2000 and 2001	48
Notes to Consolidated Financial Statements	49
Financial Statement Schedule:
For each of the three years ended December 31, 2001
II — Valuation and Qualifying Accounts	79

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Stockholders of S1 Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries (the “Company”) at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, GA

March 21, 2002

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$173,266	$148,450
Investment securities available for sale (cost of $143 at December 31, 2000 and $31 at December 31, 2001)	1,521	151
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $10,009 at December 31, 2000 and $8,083 at December 31, 2001	97,134	56,502
Prepaid expenses	5,905	3,906
Other current assets	5,139	3,845

Total current assets	282,965	212,854
Property and equipment, net	62,667	41,253
Intangible assets, net	57,798	31,500
Goodwill, net	195,428	79,723
Other assets	7,846	6,707

Total assets	$606,704	$372,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,869	$4,617
Accrued compensation and benefits	13,261	19,884
Accrued restructuring	7,180	5,165
Accrued other expenses	41,375	19,937
Deferred revenues	27,471	27,499
Notes payable	3,822	—
Current portion of capital lease obligation	8,283	5,925

Total current liabilities	117,261	83,027
Capital lease obligation, excluding current portion	6,226	1,450
Deferred tax liability	10,380	5,615
Accrued restructuring, excluding current portion	3,381	6,189
Other liabilities	1,711	1,138

Total liabilities	138,959	97,419

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 1,186,564 and 1,635,744 shares at December 31, 2000 and 2001, respectively	252,781	241,975
Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 57,965,770 and 61,444,554 shares at December 31, 2000 and 2001, respectively	580	614
Additional paid-in capital	1,610,096	1,640,972
Receivable from the sale of stock	(11,454)	—
Accumulated deficit	(1,385,605)	(1,607,148)
Accumulated other comprehensive income:
Net unrealized gains on investment securities available for sale, net of taxes	840	73
Cumulative foreign currency translation adjustment, net of taxes	507	(1,868)

Total stockholders’ equity	467,745	274,618

Total liabilities and stockholders’ equity	$606,704	$372,037

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except share and per share data)
Revenues:
Software licenses	$19,050	$51,737	$71,385
Support and maintenance	5,315	28,930	40,995
Professional services	51,117	125,517	111,965
Data center	8,858	22,811	52,915
Other	8,550	4,893	1,050

Total revenues	92,890	233,888	278,310

Operating expenses:
Cost of software licenses	642	4,556	4,017
Cost of professional services, support and maintenance, including stock compensation expense of $119 and $24 for 1999 and 2000	36,446	109,379	84,351
Cost of data center	9,008	20,371	26,013
Cost of other revenue	7,112	4,305	751
Selling and marketing, including stock option compensation expense of $125 and $753 for 1999 and 2000	12,294	55,472	52,268
Product development, including stock option compensation expense of $544 and $1,690 for 1999 and 2000	24,580	70,490	55,569
General and administrative, including stock option compensation expense of $330, $2,916 and $1,330 for 1999, 2000 and 2001	14,243	48,766	49,820
Depreciation and amortization	6,924	25,891	29,252
Marketing cost from warrants issued	715	4,962	—
Merger related and restructuring costs	8,744	37,228	9,260
Acquired in-process research and development	59,300	14,100	—
Amortization and impairment of acquisition intangible assets	40,206	1,080,321	79,787

Total operating expenses	220,214	1,475,841	391,088

Operating loss	(127,324)	(1,241,953)	(112,778)
Interest, investment and other income, net	2,237	59,699	3,066
Loss on sale of subsidiaries	—	—	(53,186)
Equity in net loss of affiliate	—	—	(61,900)

Loss before income tax benefit	(125,087)	(1,182,254)	(224,798)
Income tax benefit	—	4,576	3,255

Net loss	$(125,087)	$(1,177,678)	$(221,543)

Basic and diluted net loss per common share	$(4.28)	$(21.77)	$(3.74)

Weighted average common shares outstanding	29,227,732	54,096,324	59,242,105

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(125,087)	$(1,177,678)	$(221,543)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization and impairment charges	47,130	1,106,212	109,028
Acquired in-process research and development	59,300	14,100	—
Provision for doubtful accounts receivable and billing adjustments	785	6,826	5,220
Compensation and marketing expense for options and warrants	1,833	9,977	1,330
Loss on sale of subsidiaries	—	—	53,186
Equity in net loss of affiliate	—	—	61,900
Benefit for deferred income taxes	—	(5,006)	(3,007)
Gain on the sale of investment securities available for sale	—	(51,733)	(931)
Loss on impaired cost-basis equity investments	—	—	3,997
Loss on disposal of property	—	—	1,822
Other	—	—	(1,169)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(27,950)	(31,567)	35,415
(Increase) decrease in prepaid expenses and other assets	(3,575)	(839)	1,393
Increase (decrease) in accounts payable	8,782	(13,924)	(10,971)
Increase (decrease) in accrued expenses and other liabilities	8,883	(2,080)	(21,423)
Decrease in deferred revenues	(138)	(5,000)	(2,353)

Net cash (used in) provided by operating activities	(30,037)	(150,712)	11,894

Cash flows from investing activities:
Cash acquired through acquisition of businesses, net of cash paid	31,440	5,310	(4,424)
Cash exchanged in sale of subsidiaries	—	—	(15,073)
Proceeds from sale of investment securities available for sale	—	54,671	1,044
Investments in and advances to unconsolidated companies	—	(6,883)	—
Proceeds from payment on notes receivable	—	1,500	—
Purchases of property, equipment, and purchased technology	(17,140)	(41,660)	(14,703)

Net cash provided by (used in) investing activities	14,300	12,938	(33,156)

Cash flows from financing activities:
Sale of preferred stock, net of expenses	—	231,957	—
Sale of common stock, net of expenses	63,957	—	—
Proceeds from employee stock option plans and stock purchase plan	11,902	17,450	7,739
Payments on notes payable	(6,760)	(2,538)	(3,822)
Proceeds from receivable from sale of stock	962	1,325	—
Payments on capital lease obligations	(955)	(5,026)	(7,227)

Net cash provided by (used in) financing activities	69,106	243,168	(3,310)

Effect of exchange rate changes on cash and cash equivalents	(23)	22	(244)

Net increase (decrease) in cash and cash equivalents	53,346	105,416	(24,816)
Cash and cash equivalents at beginning of year	14,504	67,850	173,266

Cash and cash equivalents at end of year	$67,850	$173,266	$148,450

Noncash financing and investing activities:
Property and equipment acquired through leases	$—	$17,703	$—
Equity interest in affiliate received in connection with sale of subsidiary	—	—	62,900
Conversion of preferred stock to common stock	849	2,265	6,179
Issuance of series C preferred stock in exchange for subscription receivable	12,027	—	—
Cancellation of series C preferred stock and subscription receivable	—	—	(10,824)
Effect of acquisitions:
Issuance of preferred stock and common stock	960,748	452,845	23,478
Liabilities assumed	109,850	7,085	5,639

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Convertible							Accumulated
	Preferred Stock		Common Stock		Additional	Receivable		Other	Total
					Paid-in	From the Sale	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	of Stock	Deficit	Income (Loss)	Equity	(Loss) Income

	(In thousands, except share data)
Balance at December 31, 1998	1,385,528	$11,911	24,527,004	$245	$86,811	$—	$(82,840)	$1,102	$17,229

Net loss	—	—	—	—	—	—	(125,087)	—	(125,087)	$(125,087)
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—	58,818	58,818	58,818
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	365	365	365
Conversion of preferred stock to common stock	(207,514)	(849)	415,028	4	845	—	—	—	—	—
Issuance of preferred stock, net of expenses	215,000	12,027	—	—	—	(12,027)	—	—	—	—
Sale of common stock, net of expenses	—	—	1,225,617	12	63,945	—	—	—	63,957	—
Proceeds from receivable from the sale of stock	—	—	—	—	—	962	—	—	962	—
Interest earned on receivable from the sale of stock	—	—	—	—	750	(670)	—	—	80	—
Common stock issued upon the exercise of stock options	—	—	2,854,774	29	11,873	—	—	—	11,902	—
Stock option compensation	—	—	—	—	1,118	—	—	—	1,118	—
Warrant issued in connection with marketing agreement	—	—	—	—	715	—	—	—	715	—
Issuance of common stock in connection with acquisitions	—	—	19,808,820	198	960,550	—	—	—	960,748	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(65,904)

Balance at December 31, 1999	1,393,014	$23,089	48,831,243	$488	$1,126,607	$(11,735)	$(207,927)	$60,285	$990,807

Net loss	—	—	—	—	—	—	(1,177,678)	—	(1,177,678)	(1,177,678)
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—	(19,120)	(19,120)	(19,120)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	364	364	364
Realized gains on sale of investment securities	—	—	—	—	—	—	—	(40,182)	(40,182)	—
Conversion of preferred stock to common stock	(450,450)	(2,265)	900,900	9	2,256	—	—	—	—	—
Issuance of preferred stock, net of expenses	244,000	231,957	—	—	—	—	—	—	231,957	—
Proceeds from receivable from the sale of stock	—	—	—	—	—	1,325	—	—	1,325	—
Interest earned on receivable from the sale of stock	—	—	—	—	1,044	(1,044)	—	—	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	3,567,747	36	17,414	—	—	—	17,450	—
Stock option compensation	—	—	—	—	5,015	—	—	—	5,015	—
Warrant issued in connection with marketing agreement	—	—	—	—	4,962	—	—	—	4,962	—
Issuance of common stock in connection with acquisitions	—	—	4,665,880	47	452,798	—	—	—	452,845	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(1,196,434)

Balance at December 31, 2000	1,186,564	$252,781	57,965,770	$580	$1,610,096	$(11,454)	$(1,385,605)	$1,347	$467,745

Net loss	—	—	—	—	—	—	(221,543)	—	(221,543)	$(221,543)
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—	(199)	(199)	(199)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	(2,375)	(2,375)	(2,375)
Realized gains on sale of investment securities	—	—	—	—	—	—	—	(568)	(568)	—
Conversion of preferred stock to common stock	(6,500)	(6,179)	190,339	2	6,177	—	—	—	—	—
Cancellation of preferred stock	(193,500)	(10,824)	—	—	(1,714)	11,454	—	—	(1,084)	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	2,031,336	20	7,899	—	—	—	7,919	—
Stock option compensation	—	—	—	—	1,330	—	—	—	1,330	—
Cancellation of warrant issued in connection with marketing agreement	—	—	—	—	(85)	—	—	—	(85)	—
Issuance of capital stock in connection with acquisition	649,180	6,197	1,257,109	12	17,269	—	—	—	23,478	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(224,117)

Balance at December 31, 2001	1,635,744	$241,975	61,444,554	$614	$1,640,972	$—	$(1,607,148)	$(1,795)	$274,618

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999, 2000 and 2001

1.     Business

      We are a global provider of enterprise software solutions for financial organizations including banks, credit unions, investment firms and insurance companies. S1 Enterprise solutions support financial services providers’ retail, corporate or investment applications over multiple delivery channels, enabling them to provide the same, consistent information in a compelling manner, regardless of how their customers want to interact with them. The financial organization gains an integrated view of the customer — across all accounts, across all lines of business, and across all channels. As a result, the financial services providers can identify the best or most profitable channel to interact with their customers.

      We provide a comprehensive set of enterprise software solutions that touch every significant facet of the financial services industry. From banking, brokerage and insurance to personal financial management and tax preparation capabilities, our retail, small business and corporate applications provide a comprehensive set of solutions for global, national, regional and local financial organizations. We also provide statutory financial reporting software solutions for several countries and provide aggregation services through our reseller relationship with Yodlee, Inc.

      We support our applications with flexible implementation, maintenance and service options. We provide professional services for the installation and integration of our products, including installation at third-party data processing centers and direct licensee sites or integration of the financial organization’s data processing systems within our data centers. In addition, we provide training, consulting and product enhancement services, enabling financial organizations to leverage their complete enterprise to maximize the profit potential of every customer interaction.

2.     Summary of Significant Accounting Policies

     Basis of presentation

      The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. During 1999, 2000 and 2001, we completed a total of seven business acquisitions, which we discuss more fully in Note 3. The results of operations and cash flows of these acquired businesses are included in our consolidated statements of operations and cash flows from their respective dates of acquisition. Also, in January 2001, we sold our Internet aggregation business to Yodlee, Inc., which we discuss more fully in Note 4. In connection with this sale, we received an ownership interest of approximately 33% in the equity of Yodlee. We account for our investment in Yodlee using the equity method of accounting, which requires us to include our percentage share of Yodlee’s results in our statement of operations. We have eliminated all significant intercompany balances and transactions in the preparation of the consolidated financial statements.

      In November 1999, we completed the acquisition of FICS Group, N.V., which included our Financial Reporting Systems business unit that we reported in our financial statements as held for sale in 1999 and 2000. As a result, we did not include the operating results of the FRS business unit in our statements of operations for 1999 or 2000. During the first quarter of 2001, we determined that there was no reasonable market for the sale of the FRS business and that we would continue to operate the FRS business unit until we (1) identified a suitable market for sale of the FRS business or (2) determined that continued operation of the FRS business was no longer viable. Accordingly, we have included the results of the FRS business unit operations, which we do not consider material, in our statement of operations for 2001 as part of the financial institutions segment.

      We have adjusted stockholders’ equity, share and per share amounts for all periods presented to reflect a two-for-one stock split effected in the form of a stock dividend paid on May 7, 1999 to holders of record on April 26, 1999.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Use of estimates

      We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from our estimates. Areas involving the use of significant estimates include:

•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	determination of technological feasibility and capitalization of software development costs;

•	recognition of costs in connection with restructuring plans and merger-related activities;

•	valuation of stock options and warrants issued; and

•	accounting for our equity method investment in Yodlee.

     Financial instruments

      We use financial instruments in the normal course of business, including cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued compensation and benefits, other accrued expenses, deferred revenues, notes payable and capital lease obligations.

      Cash and cash equivalents include deposits with commercial banks with original maturities of 90 days or less. Deposits with original maturities of over 90 days, and less than one year to maturity, are included in other current assets. Investment securities consist entirely of marketable equity securities. We have classified our investment securities as available for sale and report them at their fair value, with net unrealized gains or losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses on all securities that are other than temporary are reported in the statement of operations upon determination that the loss is other than temporary. We use the specific identification method to determine gains and losses on the sale of securities.

      The carrying values of accounts receivable, accounts payable, accrued compensation and benefits, other accrued expenses, deferred revenues and notes payable approximate fair value due to the short-term nature of these assets and liabilities. The carrying value of our capital lease obligations approximates their fair value given their market rates of interest and maturity schedules.

     Property and equipment

      We report property and equipment at cost, less accumulated depreciation and amortization. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the related assets ranging from 1.5 to 10 years. We amortize leasehold improvements using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Amortization of assets held under capital lease arrangements is included in depreciation and amortization in the consolidated statements of operations. Gains or losses recognized on disposal or retirement of property and equipment are recognized in the consolidated statement of operations.

     Goodwill and other intangible assets

      We have recorded goodwill and other intangible assets in connection with the acquisition of businesses accounted for using the purchase method. We amortize goodwill and other intangible assets over their estimated useful lives (ranging from three to seven years) using the straight-line method. Purchased

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology represents technology acquired from third parties, which we have incorporated in our products. We amortize purchased technology over its estimated useful life (ranging from two to three years).

      We evaluate the recoverability of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of these intangible assets that should be written off. During 2000, we recorded a $664.9 million impairment charge on goodwill and other intangible assets that we deemed impaired. This charge, which we discuss more fully in Note 8, is included in amortization and impairment of acquisition intangible assets in our consolidated statements of operations.

     Cost-basis and equity method investments

      Other assets include equity investments in entities that we account for on the cost basis as well as our investment in Yodlee, Inc, which we account for using the equity method. We account for investments in affiliated entities, which we do not manage and over which we exert significant influence, under the equity method. The equity method of accounting requires us to record our share of the net operating results of the investee in our consolidated statements of operations. We adjust the carrying value of our equity method investments for our share of their net operating results. At the end of each period, we assess the recoverability of these cost basis and equity method investments by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If we determine that the carrying value is not recoverable and that the impairment is other than temporary, we reduce the asset to its estimated fair value. During 2001, we recorded impairment charges in the aggregate amount of $4.0 million for cost-basis equity investments that we deemed impaired. In addition, we recorded a $8.4 million impairment charge during the fourth quarter of 2001 for our investment in Yodlee. See Note 4 for a discussion of our investment in Yodlee.

     Concentration of credit risk

      We derive a significant portion of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services.

      Our business success depends in part on our relationships with a limited number of large customers. For the year ended December 31, 1999, two customers represented 40% and 12% of total revenues, respectively. For the years ended December 31, 2000 and 2001, one customer represented 31% and 28% of total revenues. One customer represented 43% and 20% of total receivables at December 31, 2000 and 2001, respectively.

      We are subject to concentrations of credit risk from our cash and cash equivalents and accounts receivable. We limit our exposure to credit risk associated with cash and cash equivalents by placing our cash and cash equivalents with a number of major domestic and foreign financial institutions and by investing in investment grade securities.

     Revenue recognition, deferred revenues and cost of revenues

      Software license revenue. We recognize software license sales in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition With Respect to Certain Transactions.” For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software,

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, we use the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP No. 98-9, the fair value of all undelivered elements such as post contract customer support or other services is deferred and subsequently recognized as the services are performed, with the difference between the total arrangement fee and the amount allocated for the undelivered elements being allocated to the delivered element.

      When the professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. For software license sales where the license term does not begin until installation is complete, we recognize license and professional services revenue when we complete the installation of the software.

      For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. We recognize a portion of our software license revenue on a straight-line basis over either the term of the agreement, or for contracts without a term, the estimated period during which post-contract support is expected to be provided. Under these arrangements, post-contract support and maintenance were bundled as part of the license agreement and sufficient vendor specific objective evidence of fair value did not exist to allocate the total fee to all elements of the arrangement.

      Support and maintenance revenue. Revenues for post-contract customer support and maintenance are recognized ratably over the contract period. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades.

      Professional services revenue. Revenues derived from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Revenues from professional services provided on a fixed fee basis are recognized using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      Data center revenue. We recognize data center revenue in accordance with the multiple element arrangement guidance in SAB No. 101. We also consider the applicability of Emerging Issues Task Force No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored On Another Entity’s Hardware,” to our hosting arrangements on a contract-by-contract basis. If we determine that a software element covered by SOP No. 97-2 is present in a hosting arrangement, we recognize the license, professional services and data center revenue pursuant to SOP No. 97-2. If we determine that a software element covered by SOP No. 97-2 is not present in a hosting arrangement, we recognize revenue for the arrangement pursuant to SAB No. 101 as follows:

      Revenue on data center arrangements involving multiple elements, which generally include implementation and transaction processing services, is allocated to the elements using the residual method. For the majority of our hosting arrangements, we have determined that our transaction processing services can be separated from the installation services as they represent separate earnings processes, evidence of fair value exists for the transaction processing services, and the transaction processing services are not essential to the functionality of any other element in the arrangement. We provide similar implementation services to direct licensees and third-party data processors in arrangements that do not include transaction processing services. We have also provided transaction processing services in arrangements that did not include implementation services as the customer contracted with another vendor to provide such services. We have established verifiable, objective evidence of fair value of our transaction processing services using a consistent pricing

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

structure in all of our arrangements, including the price the customer is required to pay when the services are sold separately. Under the data center arrangements, the customer is obligated to pay for each element of the arrangement as the services are performed. Professional services revenues are recognized on a time and materials basis as the services are performed or using the percentage of completion method, if the services are provided on a fixed fee basis. Data center processing revenues are recognized as the services are performed, and are determined based on the number of end-users of the client institutions during the period, subject to a minimum charge or based upon certain agreed upon contractual fixed fees.

      We defer professional services revenue for those data center arrangements for which we have determined that our transaction processing services cannot be separated from the installation services, including certain arrangements with Market Leadership Program customers. The professional services revenue earned under these arrangements is recognized over the term of the data center arrangement or the expected period of performance, whichever is longer.

      Other revenue. Other revenue is primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue is recognized upon delivery of the third party hardware or software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable.

      Deferred revenues. Deferred revenues represent (1) payments received from customers for software licenses, services and maintenance in advance of performing services and (2) amounts deferred in accordance with SOP No. 97-2 and SAB No. 101.

      Cost of revenues. Direct software license costs consist primarily of the cost of third-party software used in our products. Support and maintenance and professional services direct costs are primarily personnel and related infrastructure costs. Direct data center costs consist of personnel and infrastructure to support customer installations that we host in one of our data centers. Costs of revenues exclude charges for depreciation and amortization of property and equipment.

     Advertising

      We expense advertising costs as incurred. Advertising expense for 1999, 2000 and 2001 was $400,000, $3.5 million and $1.3 million, respectively.

     Product development

      Product development includes all research and development expenses and software development costs. We expense all research and development expenses as incurred. We expense all software development costs associated with establishing technological feasibility, which we define as completion of beta testing. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying consolidated financial statements.

     Merger related and restructuring costs

      Merger related costs include expenses related to integrating the products and platforms of the acquired companies, training personnel on the new products acquired, establishing the infrastructure and consolidating the operations of acquired companies and expenses incurred pursuing transactions that did not result in a strategic arrangement. In addition, we established accruals for pre-acquisition contingencies that existed at the date of acquisition in connection with the acquisition of certain businesses. As those contingencies are resolved, we reduce the related liabilities for any related cash disbursements. Any difference in the actual settlement amount is reflected as an adjustment to income or expense within this line item in the period of resolution, which in 2001 was a $2.1 million reduction to expense.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2000, we approved a restructuring plan related to the reorganization of our worldwide operations. We accrued the estimated costs of exiting certain activities under this restructuring plan and recorded a corresponding charge in the period the exit plan was approved. In subsequent periods, we re-assessed the initial assumptions and estimates made in connection with the restructuring plan based on current information and, as a result, recorded additional charges for the estimated incremental costs of exiting certain activities under this restructuring plan. In 2001, we approved a restructuring plan to streamline our European operations. See Note 9 for further discussion of these restructuring activities.

     Income taxes

      We use the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. We establish a valuation allowance to reduce the deferred income tax assets to the level at which we believe it is “more likely than not” that the tax benefits will be realized.

     Stock-based compensation

      We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As such, we record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Additionally, if a modification is made to an existing grant, any related compensation expense is calculated on the date both parties accept the modification and recorded on the date the modification becomes effective.

Net loss per common share

      We calculate basic loss per share as the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the period reported. Diluted loss per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses, the issuance of additional shares of common stock through the exercise of stock options or stock warrants or upon the conversion of preferred stock would have an anti-dilutive effect on our net loss per share.

Foreign currency translation

      We translate the financial statements of our international subsidiaries into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period. Currency transaction gains or losses, which we include in our results of operations, are immaterial for all periods presented. We include net exchange gains or losses resulting from the translation of assets and liabilities as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income (loss)

      We report total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, we include in other comprehensive income (loss) those amounts relating to foreign currency translation adjustments and unrealized gains and losses on available for sale investment securities in the consolidated statement of changes in stockholders’ equity.

Reclassifications

      We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation.

Recent accounting pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. For S1 and other companies with calendar year ends, the standards became effective for all acquisitions completed on or after June 30, 2001, except with regard to business combinations initiated prior to July 1, 2001. As a result, we applied these new standards in connection with our acquisition of Software Dynamics, Incorporated, as further discussed in Note 3. Accordingly, as prescribed by the new standards, we have not amortized the goodwill recorded in connection with the acquisition of SDI.

      Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002. We implemented SFAS 142 on January 1, 2002 with the following effects:

•	We reclassified $7.0 million of unamortized assembled workforce intangible assets into goodwill.

•	We discontinued amortization on goodwill and assembled workforce of $64.5 million, excluding goodwill recorded for the SDI transaction that was not subject to amortization. We estimate that the resulting reduction of amortization expense will be approximately $55.5 million for 2002, $6.8 million for 2003 and $2.2 million for 2004.

•	We are currently performing a transitional goodwill impairment test as of January 1, 2002. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. At this time, we do not anticipate any charge resulting from the transitional impairment test; however, we have not completed our review.

•	Following the transitional impairment test, our goodwill balances will be subject to impairment tests using the same process described above, at least once annually. If the carrying value of any reporting unit exceeds its fair value in future periods, we will determine the amount of any goodwill impairment through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. We are required to adopt this statement no later than January 1, 2003 and do not expect it to have a material impact on our consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing or discontinued operations. We adopted this statement on January 1, 2002 with no material impact on our consolidated financial statements.

      In November 2001, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit’s fair value can established. This issue is to be applied retroactively in the first fiscal quarter beginning after December 15, 2001. We have not yet finalized our evaluation of the effects of this consensus on our consolidated financial statements; however, we do not expect this consensus to have a material impact on our financial statements.

3.     Business Acquisitions

      During 1999, 2000 and 2001, we acquired 7 companies. The companies acquired, purchase price and summary information about the purchase price allocation are as follows (in thousands):

				Fair Value of
				Net Tangible
		Total	Common	Assets	In-Process
	Date of	Purchase	Shares	(Liabilities)	Research and	Intangible
Business Acquired	Acquisition	Price(1)	Issued	Acquired	Development	Assets(2)	Goodwill(2)

Edify Corporation	11/10/1999	$381,700	5,966	$31,000	$20,000	$34,000	$296,700
VerticalOne Corporation	11/10/1999	179,400	3,842	23,400	7,300	22,500	126,200
FICS Group, N.V	11/18/1999	426,100	10,000	(55,200)	32,000	48,000	401,300
Q-Up Systems, Inc.	04/07/2000	414,900	2,453	3,400	14,100	12,600	384,800
Davidge Data Systems	04/13/2000	27,000	250	500	—	—	26,500
Level Next, Inc.	11/13/2000	2,900	162	150	—	—	2,750
Software Dynamics, Inc.	09/20/2001	28,800	1,257	(1,300)	—	7,800	22,300

(1)	The total purchase price includes the fair value of the common shares issued on the date of acquisition. In connection with the acquisition of Level Next, Inc. and SDI we also gave cash consideration of $676,000 and $4.5 million, respectively. In connection with the acquisition of SDI, we issued 649,180 series
E preferred shares, which we discuss further below.

(2)	During the fourth quarter of 2000, as more fully discussed in Note 8, we recorded an impairment charge of $664.9 million to adjust the intangible assets acquired in connection with FICS, Edify, Q-Up and Davidge.

      In November 1999, we acquired Edify Corporation, a Santa Clara, California based provider of Internet and voice e-Commerce portal solutions; FICS Group, N.V., a Brussels, Belgium based vendor of financial electronic commerce and regulatory reporting software; and VerticalOne Corporation, then an Atlanta based consolidator, organizer and presenter of personal account information via the Internet. In April 2000, we

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired Davidge Data Systems, Inc., a New York, New York based provider of order routing services to brokerage firms and Q-Up Systems, Inc., an Austin, Texas based provider of Internet financial services solutions to community and mid-market banks. In November 2000, we acquired Level Next, a provider of global trade banking systems. All of our acquired businesses, except Edify Corporation, are part of our financial institutions segment. A portion of Edify makes up our contact center automation segment, the remaining is included in our financial institutions segment. VerticalOne made up our Internet aggregation services segment. We sold VerticalOne to Yodlee, Inc. in January 2001 as discussed in Note 4.

      On September 20, 2001, we acquired all of the fully diluted shares of SDI, a privately held provider of branch automation, call center and customer relationship management, or CRM, solutions for financial institutions. As a result of this acquisition, we now deliver software solutions to financial institutions for four major customer interaction channels — branch, call center, phone and Internet — and all core lines of business. In addition to gaining SDI’s extensive domain knowledge in branch, teller, call center and CRM solutions, we increased our customer base worldwide with this acquisition. SDI’s product line gave us a presence in bank branch networks, creating a link of account information at the branch level in real time with the other platforms. SDI’s PLUS and ZEUS product lines provided us with proven branch automation technology. We believe this unique fit will allow our customers to quickly begin realizing the benefits and costs savings generated by the acquisition. SDI’s assets will enable us to more rapidly execute on our enterprise strategy of delivering all products and all services across all channels. In addition to SDI’s technology, we believe SDI’s existing customer base will provide us with reliable economic benefits, stemming mainly from maintenance and relicensing activity. In addition, SDI’s customers present us with a ready market to sell other S1 systems and services.

      Under the terms of the SDI acquisition agreement:

•	We issued 1,257,109 shares of common stock with a value recorded of $16.1 million. The value of the common shares issued was determined based on the average market price of our common shares over the 2 trading day period before and the 2 trading day period after the terms of the acquisition were agreed to and announced, less the estimated costs to register the securities.

•	We issued 649,180 shares of series E preferred stock. The value of the preferred shares of $6.2 million was determined based on the value of the as-converted common stock, less the estimated amount of contingent consideration of $2.1 million. Of the total series E preferred shares issued, we placed in escrow for the selling shareholders 318,098 shares in connection with a general indemnity provision and the collection of specific funds under a pending sale of software licenses. This escrow period expires in March 2003. The shares related to the general indemnity provision were included in the determination of the purchase price as they did not relate to specific contingencies and we do not expect that any claims will arise. The value of the contingent consideration that we deducted from the value assigned to the preferred shares is equal to the value of the specified funds receivable. If the funds are collected, we will record the value of the contingent consideration at that time, which will increase the amount of goodwill that we recorded in connection with this acquisition.

•	We converted all outstanding options to purchase SDI stock for 101,784 options to purchase S1 common stock with an estimated fair value of $1.2 million. We estimated the fair value of the S1 stock options using the Black-Scholes option-pricing model.

•	We paid $4.5 million from available cash to SDI shareholders and approximately $800,000 for direct acquisition costs, including principally advisory, legal and accounting fees.

      Of the total purchase price of $28.8 million, we allocated $5.7 million to existing SDI technology (estimated useful life of 7 years), $2.1 million to the installed customer asset (estimated useful life of 10 years) and net liabilities of $1.3 million, based on their estimated fair values at the date of acquisition. We assigned the remaining $22.3 million to goodwill. The goodwill is not tax deductible. The value assigned to the

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifiable intangible assets was based on analysis performed by an independent third party as of the date of acquisition.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at September 30, 2001 (in thousands):

Current assets	$2,876
Property and equipment	496
Other non-current assets	80
Identified intangible assets	7,800
Goodwill	22,316
Current liabilities	(4,671)
Non-current liabilities	(114)

$28,783

      We accounted for all of our acquisitions using the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets (liabilities) recorded as goodwill. Other intangible assets include developed technology, customer lists and assembled work force. The consolidated financial statements include the results of operations for the acquired companies from the date of acquisition, which for accounting purposes is generally the month end date closest to the actual date of acquisition. The amounts allocated to in-process research and development were based on the results of independent appraisals and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Certain related core technology was valued as existing technology and was not included in the value of the acquired in-process research and development. The value of the purchased in-process research and development was determined using an income approach. This approach involved estimating the present value of the after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. Finally, a stage of completion factor was applied to the sum of the present values of the cash flows in the projection period. The stage of completion factor was calculated giving consideration to the costs incurred to date on the in-process research and development relative to the total anticipated costs for each project.

      In connection with the acquisition of FICS, we recorded a deferred tax liability of $15.2 million for the difference between the assigned values for book purposes and the tax bases of assets in accordance with SFAS 109. We reduced this amount by $5.0 million as a result of the decrease in identifiable intangible assets resulting from the impairment charge that we recorded in 2000 as more fully discussed in Note 8.

      We expensed in-process research and development immediately upon closing acquisitions. Amounts allocated to goodwill and other intangible assets are being amortized over their estimated useful lives on a straight-line basis over three to ten years. The value assigned to the identifiable intangible assets was based on analysis performed by an independent third party as of the date of acquisition.

      We did not present pro forma results of operations for the acquisitions of Q-Up, Davidge, Level Next and SDI because the effect of these acquisitions was not significant.

4.     Loss on Sale of Subsidiaries and Equity Interest in Net Loss of Affiliate

      On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee, Inc., then known as Yodlee.com, Inc., in a stock-for-stock transaction under which we received an ownership interest of approximately 33% of Yodlee. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. We account for our investment in Yodlee using the equity method. At the transaction date, the carrying value of

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our investment in Yodlee exceeded its share of the underlying net assets of Yodlee by $26.2 million. We allocated substantially all of this excess to goodwill, which we were amortizing over a period of five years. Since our initial investment in Yodlee in January 2001, Yodlee has continued to incur substantial losses and the outlook for future revenue and cash flows is substantially less than previously anticipated. In the fourth quarter of 2001, Yodlee recorded a $67.4 million impairment charge to write off almost all of the goodwill and other intangible assets it recorded in connection with the acquisition of VerticalOne from us in January 2001. Our share of that charge, which we recorded through application of the equity method of accounting, was $21.4 million. In addition, at the same time, we recorded a charge of $8.4 million to write down our investment in Yodlee. At December 31, 2001, we owned approximately 32% of Yodlee. The carrying value of our investment in Yodlee after these charges was $1.0 million at December 31, 2001. We are a reseller of Yodlee’s account aggregation services. See Note 18 for a description of our sales representation agreement with Yodlee.

      The following unaudited summarized financial information for Yodlee was derived from Yodlee’s audited financial statements as of December 31, 2001 and for the year then ended (in thousands):

Current assets	$21,485
Non-current assets	13,420

Total assets	$34,905

Current liabilities	$13,101
Long-term liabilities	17,364
Redeemable convertible preferred stock	212,075
Total stockholders’ deficit	(207,635)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$34,905

Total revenues	$7,019
Cost of revenues	14,317
Net loss available to common stockholders	($156,803)

      During the second quarter of 2001, we recorded a charge of approximately $900,000 in connection with the sale of a small European subsidiary.

5.	Investment Securities Available for Sale

      At December 31, 2000 and 2001, investment securities available for sale consisted entirely of marketable equity securities.

	December 31,

	2000	2001

	(In thousands)
Cost	$143	$31
Fair value	1,521	151
Gross unrealized gain	1,378	120

      Proceeds from the sales of investment securities were $41.9 million and $1.0 million in 2000 and 2001, respectively. We realized gross gains on sales of investment securities of $40.2 million and $931,000 in 2000 and 2001, respectively. Additionally, during 2000, we sold other securities with net proceeds of $12.8 million and a gain of $11.5 million.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Receivable

      Accounts receivable include unbilled receivables of approximately $9.3 million at December 31, 2000 and $6.4 million at December 31, 2001. Unbilled receivables generally represent revenue recognized on contracts for which billings have not been presented to the customers under the terms of the contracts at the balance sheet dates. We anticipate that such unbilled amounts at December 31, 2001 will be collected upon presentment of billings. We expect to bill substantially all unbilled amounts within three months.

7.     Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2000	2001

	(In thousands)
Leasehold improvements	$14,124	$14,420
Furniture and fixtures	6,924	9,240
Computer equipment	60,145	55,362
Software	15,492	15,602

	96,685	94,624
Accumulated depreciation and amortization	(34,018)	(53,370)

	$62,667	$41,254

8.     Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following:

	December 31,

	2000	2001

	(In thousands)
Goodwill	$304,632	$199,363
Accumulated amortization	(109,204)	(119,640)

Goodwill, net	$195,428	$79,723

Purchased and acquired technology	$52,251	$35,952
Assembled work force	12,625	12,126
Customer lists	23,303	25,396
Other	44	48

	88,223	73,522
Accumulated amortization	(30,425)	(42,022)

Other intangible assets, net	$57,798	$31,500

      We continually monitor our results of operations and other developments within the industry to adjust our cash flow forecast, as necessary, to determine if any adjustment is necessary to the carrying value of our intangible assets.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the following conditions that existed in the fourth quarter of 2000, we prepared an undiscounted, net operating cash flow analysis to determine if our intangible assets were recoverable:

•	significant declines in projected revenues;

•	a significant and sustained decline in the S1 stock price since the dates of acquisition;

•	the abandonment of certain technology, which is reflected in the restructuring charge that we discuss in Note 9; and

•	a reduction in workforce at FICS and Edify.

      Since the undiscounted cash flow model indicated an impairment of our intangible assets, we used a discounted cash flow model to measure the fair value of these intangible assets. Based on the discounted cash flow analysis, we determined that the fair value of the goodwill and other intangible assets was approximately $155.0 million. Accordingly, we wrote off $644.0 million of goodwill, $10.0 million of purchased technology, $6.9 million of assembled workforce and $4.0 million of customer lists related to the FICS, Edify, Q-Up and Davidge acquisitions. Of the $664.9 million impairment charge, $656.8 million related to the financial institutions segment and $8.1 million related to the contact center automation segment.

      In connection with the sale of VerticalOne to Yodlee, as described in Note 4, we disposed of $77.1 million of goodwill and $13.8 million of other intangible assets.

9.	Restructuring Costs

      In November 2000, we approved a restructuring plan to streamline our operations and to discontinue development on the Edify retail banking platform. As a result of the restructuring plan, we reduced our workforce by approximately 220 employees and closed several of our facilities worldwide. During the fourth quarter of 2000, we recorded a charge of $14.7 million for the estimated costs associated with the restructuring plan. At various times during 2001, we determined that, as a result of weakening conditions in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the currently anticipated costs. Accordingly, we increased our reserves for lease termination costs and recorded an additional restructuring charge of $4.0 million. Finally, during the third quarter of 2001, in connection with the closing of certain office facilities, we wrote-off leasehold improvements of $1.2 million, which were not previously anticipated in the restructuring accrual.

      During the second quarter of 2001, we approved a restructuring plan to streamline our European operations. In connection with this plan, we reduced our European workforce by 77 people and consolidated the majority of our European operations into two locations. As a result of these activities, we recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring charges and their utilization as of December 31, 2000 and 2001 and for the years then ended are summarized as follows:

	Personnel Costs	Lease Costs	Other	Total

	(In thousands)
2000 restructuring charge	$6,215	$7,177	$1,354	$14,746
Amounts utilized through December 31, 2000	(3,045)	(415)	(725)	(4,185)

Balance, December 31, 2000	3,170	6,762	629	10,561

2001 restructuring charge	1,692	2,897	976	5,565
Amounts utilized through December 31, 2001	(5,134)	(2,897)	(2,435)	(10,466)
Change in estimate	350	3,954	1,390	5,694

Balance, December 31, 2001	$78	$10,716	$560	$11,354

      We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $11.4 million, of which we anticipate to pay approximately $5.2 million within the next twelve months.

10.	Borrowings

      At December 31, 2000, we had notes payable of approximately $3.8 million outstanding under lines of credit with various banks with interest rates ranging from 3.65% to 6.16%. For 2000 and 2001, the weighted average interest rate for our borrowings was 4.97% and 5.78%, respectively. We repaid these notes during 2001.

      On September 4, 2001, we entered into an arrangement with a bank for a $10.0 million secured line of credit, which expires on September 3, 2002. As of December 31, 2001, the full $10.0 million was available for borrowing under the secured line of credit. We are required to pay an annual commitment fee of 0.20% on the un-drawn portion of the commitment. For any borrowings under the secured line of credit, we may choose to pay interest based on the lender’s prime rate, LIBOR plus 0.50% or a rate quoted by the lender. Certain of our assets with a value of $10.0 million secure the line of credit.

      In connection with the lease on our corporate offices, we issued to our landlord a standby letter of credit in the amount of $8.0 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement declines. At December 31, 2001, there were no drawings outstanding under the letter of credit.

11.	Commitments and Contingencies

          Lease commitments

      We lease office facilities and computer equipment under non-cancelable operating lease agreements, which expire at various dates through 2013. Total rental expense under these leases was $5.8 million, $18.5 million and $16.8 million in 1999, 2000 and 2001, respectively.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements are as follows:

	Operating Lease	Sublease	Net Lease
	Commitments	Income(1)	Commitments

	(In thousands)
2002	$16,779	$(903)	$15,876
2003	15,170	(1,881)	13,289
2004	13,069	(1,515)	11,554
2005	11,163	(1,301)	9,862
2006	8,192	(1,244)	6,948
Thereafter	28,938	(5,387)	23,551

	$93,311	$(12,231)	$81,080

(1)	In the first quarter of 2002, we entered into agreements with third parties to sublease certain office space that significantly reduced our total operating lease commitments.

      At December 31, 2001, we had $1.3 million cash in a one-year certificate of deposit to guarantee certain rent payments. This amount is included in other current assets. At December 31, 2001, we had approximately $400,000 cash on deposit with a bank to guarantee certain rent payments.

      Property and equipment as of December 31, 2000 includes computer equipment under capital lease with original cost and accumulated depreciation of approximately $24.1 million and $10.5 million, respectively. Property and equipment as of December 31, 2001 includes computer equipment under a capital lease with original cost and accumulated depreciation of approximately $22.6 million and $15.5 million, respectively. Future minimum annual lease payments for the capital lease as of December 31, 2001 are as follows (in thousands):

2002	$6,543
2003	1,426
2004	98
2005	9

$8,076
Less amount representing interest	701

7,375
Less current portion	5,925

Long-term capital lease obligations	$1,450

Intellectual property settlement

      In November 1998, we entered into an agreement with Lucent Technologies Inc. under which each company released the other from claims of past infringement and settled patent disputes that had been ongoing since 1996. Under the agreement, we agreed to pay Lucent a minimum annual royalty fee of approximately $500,000 up to a maximum of approximately $700,000 in each of the fiscal years from 1999 to 2004. In addition, in fiscal years 2005 and 2006, if we exceed certain targets that are specified in the Lucent agreement, we will be required to pay additional amounts. In 2000, we paid Lucent $570,000 under this agreement. At December 31, 2001, we owed Lucent $605,000 for royalty fees incurred under this agreement in 2001.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual commitments

      In the normal course of business, we enter into contracts with customers. These contracts contain commitments including, but not limited to, minimum standards and time frames against which our performance is measured. In the event we do not meet our contractual commitments with our customers, we may incur penalties and/or certain customers may have the right to terminate their contracts with us. We do not believe that we will fail to meet our contractual commitments to an extent that will result in a material adverse effect on our financial position or results of operations.

Litigation

      There is no material pending legal proceeding to which S1 or its subsidiaries are a party or of which any of our property or the property of our subsidiaries is the subject. S1 is involved in immaterial litigation matters incidental to our business.

      Commencing May 8, 2000, several substantially similar complaints were filed in the United States District Court in Atlanta, Georgia against S1, and certain of our executives, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5), promulgated thereunder and Section 20 of the Securities Exchange Act of 1934. In December 2001, a final judgement was entered in our favor.

12.	Income Taxes

      Loss from operations before income tax benefit consists of the following:

	1999	2000	2001

	(In thousands)
U.S. operations	$(92,440)	$(794,618)	$(186,446)
Foreign operations	(32,647)	(387,636)	(38,352)

	$(125,087)	$(1,182,254)	$(224,798)

      Income tax benefit from continuing operations is summarized as follows:

	1999	2000	2001

	(In thousands)
Current:
Federal	$—	$—	$(189)
Foreign	—	353	18
State	—	77	(77)

Total current	$—	$430	$(248)

Deferred:
Federal	$—	$—	$—
Foreign	—	(5,006)	(3,007)
State	—	—	—

Total deferred	$—	$(5,006)	$(3,007)

Total income tax benefit	$—	$(4,576)	$(3,255)

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate to the loss from continuing operations is as follows:

	1999	2000	2001

	(In thousands)
Expected income tax benefit at 35%	$(43,780)	$(413,789)	$(77,540)
State income tax benefit, net of federal benefit	(5,003)	(47,286)	(8,862)
Increase in valuation allowance related to current year loss	7,015	52,255	20,422
Loss on sale of subsidiary	—	—	20,398
Equity loss	—	—	8,688
In-process R&D, goodwill amortization and other permanent items	41,768	404,244	33,639

Income tax benefit	$—	$(4,576)	$(3,255)

      The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

	2000	2001

	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$121,157	$157,906
Equity loss	—	20,076
Accrued expenses	12,012	7,387
Deferred revenue	8,465	8,573
Tax credit carryforwards	5,017	7,455
Property and equipment depreciation	5,747	6,034

Total gross deferred income tax assets	152,398	207,431
Valuation allowance for deferred income tax assets	(139,592)	(200,618)

Total deferred income tax assets	12,806	6,813

Deferred income tax liabilities:
Identifiable intangibles	22,185	12,169
Other	1,001	259

Total gross deferred income tax liabilities	23,186	12,428

Net deferred income tax liability	$10,380	$5,615

      We recognize deferred income tax assets and liabilities for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. We then establish a valuation allowance to reduce the deferred income tax assets to the level at which we believe it is “more likely than not” that the tax benefits will be realized. Realization of the tax benefits associated with deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) future taxable income that will result from the reversal of existing taxable temporary differences and (2) future taxable income generated by future operations. Because of the uncertainties with respect to our ability to achieve and sustain profitable operations in the future, we have recorded a valuation allowance to offset substantially all of our net deferred income tax assets.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 1999, we acquired VerticalOne, Edify and FICS, which resulted in establishing identifiable intangibles of $22.5 million, $34.0 million and $48.0 million, respectively. These identifiable intangibles created a $39.1 million deferred tax liability. We acquired net operating loss carryforwards in the Edify and FICS transactions of approximately $18.3 million and $45.3 million, respectively. We established a valuation allowance relating to the FICS carryforwards that resulted in the recording of a net deferred tax liability of $15.3 million as a result of the acquisition. The amortization and impairment of the FICS intangible assets resulted in a deferred tax benefit of $5.0 million in 2000. Additional amortization of the FICS identifiable assets resulted in a deferred tax benefit of $4.5 million in 2001. As the benefit from the FICS net operating loss carryforwards is realized, we reduce goodwill recorded in connection with the FICS transaction and increase deferred tax expense. During 2001, we reduced goodwill $1.3 million in connection with the realization of these tax benefits.

      As indicated in Note 4, the sale of VerticalOne to Yodlee in January 2001 was a stock-for-stock transaction that was treated as a tax-free reorganization. The difference between the tax basis in S1’s investment in Yodlee and the net book value in S1’s share of Yodlee’s assets is treated as a temporary difference and is reported as a deferred tax asset in the table above offset by a full valuation allowance.

      At December 31, 2001, we have domestic and foreign net operating loss carryforwards and tax credit carryforwards of approximately $357.8 million, $53.5 million and $7.5 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2021 unless utilized, the foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2021. Our domestic net operating loss carryforwards at December 31, 2001 include $211.8 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The acquisitions described in Note 3 created ownership changes for federal tax purposes. The result of an ownership change is to limit a company’s ability to utilize its net operating loss and credit carryforwards based on the valuation of the company. Due to the value of the companies at the time of their respective ownership changes, the limitation of net operating loss and credit carryforwards is not expected to be meaningful.

13.     Convertible Preferred Stock

      S1 has authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,180 have been designated as series E convertible preferred stock. At December 31, 2001, there were 749,064 shares of series B convertible preferred stock, 237,500 shares of series D convertible preferred stock and 649,180 shares of series E convertible preferred stock outstanding.

      The terms of all series of preferred stock provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of S1. Series C is non-voting and except as described below, series A and series B are nonvoting. Series D has voting rights equal to those of the common stockholders. The holders of the series E preferred stock are entitled to voting rights equal to those of the common stockholders on an as-converted basis. Each series is entitled to vote as a single class on the following matters:

•	any amendment to any charter provision that would change the specific terms of that series which would adversely affect the rights of the holders of that series, and

•	the merger or consolidation of S1 with another corporation or the sale, lease, or conveyance (other than by mortgage or pledge) of the properties or business of S1 in exchange for securities of another

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporation if series A or series B is to be exchanged for securities of such other corporation and if the terms of such securities are less favorable in any respect.

      Action requiring the separate approval of the series A and series B stockholders requires the approval of two-thirds of the shares of series A and series B then outstanding voting as a separate class. In addition, holders of the series A and series B are entitled to vote with the holders of common stock as if a single class, on any voluntary dissolution or liquidation of S1. Holders of series B also are entitled to vote with the holders of the common stock on any merger, acquisition, consolidation or other business combination involving S1 and the sale, lease or conveyance other than by mortgage or pledge of all or substantially all of our assets or properties. When the series A votes with the common stock on a dissolution or liquidation, each share of series A is entitled to one vote. When the series B is entitled to vote with the common stock, the holders of series B are entitled to the number of votes equal to the number of shares of common stock into which the series B could be converted. Subject to certain limitations related to ownership, each share of series A is convertible into two shares of common stock at the option of the holder. The 749,064 shares of series B preferred are convertible at the option of the holder after October 1, 2000 into 1,070,090 shares of common stock based on a conversion price of $9.345. The number of shares of common stock into which the series A preferred, series B preferred and series D preferred are convertible is subject to adjustment. Until April 30, 2002, the series D preferred stock is convertible, at the holder’s option, into common stock at the rate of 29.283 per share. There are certain provisions that trigger mandatory conversion of series D preferred stock and all series D preferred stock must be converted by April 30, 2002. The series E preferred stock automatically converts into common stock at a rate of one common share for each series E preferred share on August 6, 2003.

14.     Equity Transactions

Stock and warrants issued to Hewlett-Packard Company and Accenture LLP

      On February 19, 1999, S1 entered into strategic alliances with Hewlett-Packard Company and Accenture LLP, formerly Andersen Consulting. As part of these alliances, we issued 254,804 shares of common stock to Hewlett-Packard and Accenture for $14.0 million on April 30, 1999. In addition, on February 19, 1999, we issued to Accenture warrants to purchase up to 200,000 shares of S1 common stock at $54.94 per share, subject to defined vesting requirements. During 2000, 40,000 shares vested and we recorded a charge of $362,000 for the fair value of the warrants based on the Black-Scholes option-pricing model. The vested warrants are exercisable through June 30, 2002. The remaining 160,000 warrants expired in February 2001.

Stock and warrants issued to Royal Bank of Canada

      On February 25, 1999, we entered into an agreement with Royal Bank of Canada under which:

•	Royal Bank purchased and agreed to implement certain S1 applications. Royal Bank agreed to pay us $50.0 million over a five-year period as they implemented our software;

•	we issued 215,000 shares of newly designated series C redeemable convertible preferred stock to Royal Bank. We recorded a subscription receivable of $12.0 million, the estimated fair value of the preferred stock at issuance, and reduced such subscription receivable, including imputed interest, as the related revenue was recognized. On February 25, 2000, the first installment of 21,500 shares vested and became convertible. These shares were converted to 43,000 shares of S1 common stock in July 2000; and

•	we granted Royal Bank a warrant to purchase 800,000 shares of common stock at a price of $30.00 per share.

      We terminated the agreements with Royal Bank described above during the fourth quarter of 2001. As a result, we cancelled 193,500 unvested preferred shares and the related receivable from the sale of stock in the

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $11.5 million. In addition, we cancelled the warrant to purchase 800,000 shares of S1 common stock. Royal Bank continues to be a data center customer under a separate agreement.

Stock and options issued to Intuit, Inc.

      On May 16, 1999, S1 and Intuit entered into a Stock Purchase and Option Agreement pursuant to which:

•	Intuit purchased 970,813 shares of S1 common stock for $50.0 million;

•	S1 granted Intuit options to purchase 3,629,187 and 950,000 shares of S1 common stock that vested upon the closing of the Edify and FICS acquisitions, respectively; and

•	S1 granted Intuit 445,000 additional options to purchase S1 common stock that would become exercisable based on the achievement of certain earn-out targets for FICS. In the fourth quarter of 2000, we issued 1.8 million shares to the former stockholders of FICS and terminated the remainder of the earn-out. Accordingly, 178,200 shares of the Intuit options became exercisable in the fourth quarter of 2000.

All of the Intuit options were granted with an exercise price of $51.50 per share and an expiration date of November 10, 2004.

      Concurrent with the Stock Purchase and Option Agreement, S1 and Intuit entered into a five-year cross-license and distribution agreement. Under the terms of the cross-license agreement, Intuit and S1 agreed to exchange technologies to enable delivery of interactive financial management software and Internet based financial tools. This agreement was considered a non-monetary exchange and accordingly, was not recorded in the consolidated financial statements. Under the distribution agreement, we received a license to distribute Intuit products and services and in return receive a royalty fee on such sales. There was no significant activity under the distribution agreement since its inception.

      On October 31, 2001, we terminated the cross-license and distribution with Intuit, as well as Intuit’s right to purchase shares of our common stock pursuant to the option agreement. In connection with the termination of these arrangements, we paid Intuit $85,000 which we recorded as a reduction of additional paid-in capital. Following the settlement of these arrangements, Intuit has no outstanding options to purchase S1 common stock.

Other equity transactions

      On December 23, 1999, we granted a fully-vested, immediately exercisable warrant to purchase 84,994 shares of S1 common stock at $80.00 per share in connection with a pilot project and distribution agreement between a third party and a subsidiary of S1. The fair value of the warrant was expensed over the term of the agreement that was approximately 60 days. We recorded expense of $715,000 in 1999 and $4.6 million 2000. At December 31, 2001, the warrant was outstanding and exercisable. The warrant expires on December 23, 2004.

      During 2000, the holders of the remaining series A preferred stock exercised their right to exchange their shares for S1 common stock at a rate of two common shares for each preferred share. Accordingly, we issued 857,900 common shares. Additionally, certain holders of series C preferred stock exercised their right to exchange their shares for S1 common stock at a rate of two common shares for each preferred share. Accordingly, we issued 43,000 common shares.

      On May 26, 2000, we issued 244,000 shares of series D convertible preferred stock to five purchasers for a total of $232.0 million, net of expenses.

      In July 2001, one holder of series D convertible preferred stock exercised its right to exchange its preferred shares for S1 common stock at a rate of 29.283 common shares for each preferred share.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, we issued 190,339 shares of S1 common stock in exchange for 6,500 shares of series D convertible preferred stock.

      On September 20, 2001, we issued 649,180 shares of newly authorized Series E convertible preferred stock in connection with the acquisition of SDI as described in Note 3. The value of the preferred shares of $6.2 million was determined based on the value of the as-converted common stock, less the estimated amount of contingent consideration of $2.1 million. Of the total series E preferred shares issued, we placed in escrow for the selling shareholders 318,098 shares of series E preferred stock in connection with a general indemnity provision and the collection of specific funds under a pending sale of software licenses. As of December 31, 2001, 318,098 series E preferred shares remained in escrow.

15.     Stock Option and Purchase Plans

      We maintain certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 19,845,032 shares of S1 common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year terms and generally vest and become exercisable ratably over four years from the date of grant. At December 31, 2001, there were 2,981,282 shares available for future grants under the plans.

      During 1999, we granted approximately 1,450,000 stock options that will fully vest at the end of five years with accelerated vesting based on the achievement of certain performance targets during fiscal years 1999 through 2002. Two performance goals are in place for each of these years. For each performance target achieved, 12.5% of the options will vest in the year following the achievement of the target. Vesting related to performance targets not met may be earned in subsequent years. As of December 31, 2001, two performance goals had been met resulting in the vesting of 25% of the shares.

      A summary of our stock options as of December 31, 1999, 2000 and 2001, and changes during the years ended on those dates is presented below:

	1999		2000		2001

		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	7,752	$2.08	16,457	$20.27	20,870	$25.52
Granted	8,108	35.80	7,999	24.14	4,837	8.87
Options exchanged in acquisitions	2,940	12.20	1,399	60.02	102	6.10
Exercised	(2,121)	3.02	(3,030)	3.65	(1,761)	3.09
Forfeited/canceled	(222)	10.21	(1,955)	34.23	(7,184)	44.86

Outstanding at end of year	16,457	$20.27	20,870	$25.52	16,864	$14.74

Exercisable at end of year	5,309	$3.20	5,280	$14.54	6,190	$16.44

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price

$0.32 – 2.00	1,457	3.99	$0.55	1,425	$0.52
2.01 – 6.00	1,920	6.60	4.54	1,006	4.22
6.01 – 8.00	2,425	8.90	6.70	471	6.65
8.01 – 10.00	4,074	8.80	8.39	629	8.30
10.01 – 12.00	1,454	9.10	11.12	82	11.52
12.01 – 20.00	2,236	7.09	15.43	672	15.69
20.01 – 40.00	1,752	4.48	30.28	1,161	32.28
40.01 – 98.75	1,546	7.18	54.89	744	53.08

0.32 – 98.75	16,864	7.35	$14.74	6,190	$16.44

      For stock options granted where the exercise price was less than the market price of the stock on the date of grant, the per share weighted-average exercise price was $38.38 and $7.82 and the per share weighted average fair value was $43.76 and $9.35 for stock options granted during 1999 and 2000, respectively. For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $35.05, $30.64, and $8.87 and the per share weighed-average fair value was $32.73, $24.54 and $7.28 for stock options granted during 1999, 2000, and 2001, respectively.

      Under our employee stock purchase plan, each employee of a participating S1 subsidiary who is employed at least twenty hours per week over a five-month period, is eligible to purchase S1 common stock at a discounted price. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under this plan are limited to 10% of an employee’s compensation. We adopted the ESPP during 1999, but issued no shares under the plan during that fiscal year. At December 31, 2001, 2,121,349 common shares are reserved for future issuance under this plan. Under this plan, we issued 161,826 and 259,323 shares at an average price of $22.32 and $8.81 per share during 2000 and 2001, respectively.

      The fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	2000	2001

Expected dividend yield	0%	0%	0%
Expected volatility	102.0%	109.0%	114.5%
Risk-free interest rate, stock option plans	5.8%	6.0%	4.6%
Expected life, stock option plans	10 years	4.5 years	4.9 years
Risk-free interest rate, stock purchase plan	—	6.2%	4.4%
Expected life, stock purchase plan	—	0.5 years	0.5 years

      We apply APB Opinion No. 25 in accounting for our stock option plans and, accordingly, we recognized compensation cost of approximately $1.1 million, $5.0 million and $1.3 million 1999, 2000 and 2001, respectively, relating to stock options granted with exercise prices less than the market price on the date of grant. Had we determined compensation cost based on the fair value at the grant date for our stock options

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and stock purchase rights under SFAS No. 123, our net loss would have been increased to the unaudited pro forma amounts indicated below:

	1999	2000	2001

	(In thousands, except per share data)
Net loss:
As reported	$(125,087)	$(1,177,678)	$(221,543)
Pro forma (unaudited)	(141,199)	(1,273,021)	(332,037)
Basic and diluted net loss per common share:
As reported	$(4.28)	$(21.77)	$(3.74)
Pro forma (unaudited)	(4.83)	(23.53)	(5.60)

Options exchanged and granted in connection with acquisitions

      In connection with certain of our acquisitions, we exchanged options to purchase shares of S1 common stock, respectively, for all the outstanding options of the acquired companies, as presented in the following table. To the extent the exchanged stock options were vested at the date of acquisition, we included their fair value in the purchase price of the acquired companies.

Business Acquired	Date of Acquisition	Options Exchanged

Edify Corporation	11/10/1999	1,319,044
VerticalOne Corporation	11/10/1999	471,440
FICS Group, N.V	11/18/1999	1,149,638
Q-Up Systems, Inc.	04/07/2000	1,381,824
Davidge Data Systems	04/13/2000	17,615
Software Dynamics, Inc.	09/20/2001	101,784

      In connection with our acquisitions during 1999, 2000 and 2001, we issued approximately:

•	3,160,000 new options to employees of Edify, FICS and VerticalOne;

•	908,000 new options to employees of Davidge and Level Next, and

•	325,000 new options to employees of SDI.

Stock option exchange program

      On June 8, 2001, we offered eligible employees the opportunity to exchange outstanding stock options to purchase shares of our common stock that have an exercise price of $18.00 per share or more for new options under the S1 Corporation 1997 Employee Stock Option Plan. Through July 6, 2001, the expiration date of the exchange offer, we accepted for exchange and canceled 2,937,162 stock options from eligible employees. Eligible employees who are not senior managers received new options equal to the number of options exchanged. Senior managers received new options equal to the number of options exchanged multiplied by 0.75. To receive the new options, eligible employees who participated in this voluntary exchange program had to remain continuously employed by S1 or one of our consolidated subsidiaries from the date the options were tendered for exchange through the date we granted the new options. On January 8, 2002, which was the first business day that was at least six months and one day following the date we canceled the options accepted for exchange, we granted 2,410,613 new options to eligible employees. We did not record a charge for stock compensation expense as a result of this stock option exchange program.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Retirement Savings Plan

      We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the 401(k) plan may elect to contribute from 1% to 15% of his or her annual compensation to the plan. S1, at management’s discretion, may make matching contributions to the plan. Since January 1, 2000, our discretionary match has been made entirely to the S1 stock fund, up to 4% of the employees’ compensation. Our matching contributions to the plan charged to expense for 1999, 2000 and 2001 were approximately $526,000, $3.0 million and $2.8 million, respectively.

      Effective April 1, 2002, employees will have a choice regarding the discretionary match. We will match up to 4% of the employees’ compensation to the S1 stock fund or up to 3% of the employees’ compensation in cash to be distributed according to the employee’s election.

17.     Segment and Geographic Disclosures

      During 2001, we operated and managed our operations in two business segments: financial institutions and contact center automation. Through our financial institutions segment, we provide enterprise software solutions for financial organizations including banks, credit unions, investment firms and insurance companies on a global basis. Our solutions automate the channels by which financial institutions interact with their customers. Through our Edify Corporation subsidiary, which comprises our contact center automation segment, we provide voice self-service systems. Our contact center automation segment offers customer interaction technology solutions that allow organizations to automate, integrate and personalize interactions with customers, primarily through the voice and email channels, yielding stronger, more profitable relationships. In 1999 and 2000, we operated a third segment, Internet aggregation services, through our VerticalOne subsidiary. Through this segment, we provided technology that enables consumers to aggregate personal account information from multiple sources. We sold our VerticalOne subsidiary to Yodlee in January 2001, as described in Note 4. Accordingly, we eliminated the Internet aggregation services segment in 2001.

      We evaluate the performance of our operating segments based on revenues, direct costs and operating income (loss), excluding depreciation and amortization, marketing cost from warrants issued, merger related costs and restructuring charges, acquired in-process research and development and amortization of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared service basis. Accordingly, we include the general and administrative costs in the “Other” category. We do not use any asset-based metrics to measure the operating performance of our operating segments.

      Currently, a large portion of our contact center automation segment revenues comes from financial institutions. Our strategy is to leverage this domain expertise and the cross-sell opportunities to benefit our entire organization.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present our segment operating results for 1999, 2000 and 2001.

	For the Year Ended December 31, 1999

	Financial	Internet	Contact Center
	Institutions	Aggregation	Automation	Other	Total

	(In thousands)
Revenues:
Software licenses	$13,422	$—	$5,628	$—	$19,050
Support and maintenance	3,830	—	1,485	—	5,315
Professional services	50,280	—	837	—	51,117
Data center	8,853	5	—	—	8,858
Other	8,550	—	—	—	8,550

Total revenues	84,935	5	7,950	—	92,890

Operating expenses:
Cost of software licenses	356	—	286	—	642
Cost of professional services, support and maintenance	34,913	—	1,533	—	36,446
Cost of data center	8,906	102	—	—	9,008
Cost of other revenue	7,112	—	—	—	7,112
Selling and marketing	8,297	889	3,108	—	12,294
Product development	21,118	1,573	1,889	—	24,580
General and administrative	—	—	—	14,243	14,243

Total operating expenses(1)	80,702	2,564	6,816	14,243	104,325

Segment operating income (loss)	$4,233	$(2,559)	$1,134	$(14,243)	$(11,435)

(1) Includes non-cash stock compensation expense	$98	$690	$—	$330	$1,118

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2000

	Financial	Internet	Contact Center
	Institutions	Aggregation	Automation	Other	Total

	(In thousands)
Revenues:
Software licenses	$24,393	$—	$27,344	$—	$51,737
Support and maintenance	18,810	—	10,120	—	28,930
Professional services	119,141	—	6,376	—	125,517
Data center	20,578	2,233	—	—	22,811
Other	4,893	—	—	—	4,893

Total revenues	187,815	2,233	43,840	—	233,888

Operating expenses:
Cost of software licenses	901	—	3,655	—	4,556
Cost of professional services, support and maintenance	98,946	—	10,433	—	109,379
Cost of data center	18,501	1,870	—	—	20,371
Cost of other revenue	4,305	—	—	—	4,305
Selling and marketing	33,155	5,914	16,403	—	55,472
Product development	50,225	11,081	9,184	—	70,490
General and administrative	—	—	—	48,766	48,766

Total operating expenses(1)	206,033	18,865	39,675	48,766	313,339

Segment operating (loss) income	$(18,218)	(16,632)	$4,165	$(48,766)	$(79,451)

(1) Includes non-cash stock compensation expense	$—	$2,467	$—	$2,916	$5,383

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2001

	Financial	Contact Center
	Institutions	Automation	Other	Total

	(In thousands)
Revenues:
Software licenses	$42,243	$29,142	$—	$71,385
Support and maintenance	27,466	13,529	—	40,995
Professional services	102,824	9,141	—	111,965
Data center	52,915	—	—	52,915
Other	1,050	—	—	1,050

Total revenues	226,498	51,812	—	278,310

Operating expenses:
Cost of software licenses	233	3,784	—	4,017
Cost of professional services, support and maintenance	73,898	10,453	—	84,351
Cost of data center	26,013	—	—	26,013
Cost of other revenue	751	—	—	751
Selling and marketing	29,350	22,918	—	52,268
Product development	44,566	11,003	—	55,569
General and administrative	—	—	49,820	49,820

Total operating expenses(1)	174,811	48,158	49,820	272,789

Segment operating income (loss)	$51,687	$3,654	$(49,820)	$5,521

(1) Includes non-cash stock compensation expense	$—	$—	$1,330	$1,330

      Revenues from international customers represented approximately 12%, 17% and 24% of total revenues for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2000 and 2001, approximately $15.0 million and $12.1 million, respectively, of total property and equipment is located outside of the United States.

18.     Related Party Transactions

WebTone Technologies, Inc.

      During 1996, in the ordinary course of research and development activities, we started a project known as “WebTone.” After the assessment phase of the WebTone project was completed, the board of directors determined not to proceed with the WebTone project. With the board’s full knowledge and agreement, the former chairman of the board of Security First Network Bank, our predecessor company, Michael C. McChesney, created and funded his own company to develop WebTone. In undertaking these activities, Mr. McChesney and the board agreed to enter into a business arrangement.

      In June 1999, S1 and WebTone reached an agreement whereby WebTone issued common stock to us in return for the cancellation of an outstanding receivable for expenses incurred by S1 during the period that we sponsored the project, resulting in our 3% equity investment in WebTone. The agreement allows for settlement of future receivables in cash or WebTone stock based on fair market value as determined by WebTone’s board of directors, at our discretion.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 1999, we entered into a three-year license and reseller agreement with WebTone whereby we received a license to use the WebTone software for internal purposes and to resell to our customers. In exchange, WebTone received a license to market and demonstrate the S1 software to its customers. This agreement is considered a non-monetary exchange and accordingly, has not been given any accounting recognition in the consolidated financial statements. There has been no significant activity under this agreement since its inception. In May 2000, we made an additional investment in WebTone of $1.0 million.

      We performed certain administrative and technical services for WebTone amounting to $47,000 in 1999, $24,000 in 2000 and $271,000 in 2001. As of December 31, 2000 and 2001, we had a receivable from WebTone related to these services of $39,000 and $152,000, respectively. Additionally, during 2000, WebTone paid $242,000 for space it subleased from us and $85,000 to purchase furniture and fixtures in the subleased space. During 2001, WebTone paid $161,000 for space it subleased from us and $110,000 to purchase used computer equipment. Our investment in WebTone is recorded on our balance sheet at cost in the amount of $1.2 million at December 31, 2001. Our chairman of the board of directors was on the board of directors of WebTone until July 2001.

McCall Consulting Group

      During 1999, 2000 and 2001, we paid a technology consulting company, McCall Consulting Group, $3.0 million, $4.4 million and $800,000, respectively, for consulting services. As of December 31, 2000, we had a payable to McCall Consulting Group of $234,000. As of December 31, 2001, there was no such payable. The president of McCall Consulting Group was a director of S1 during 1999, 2000 and 2001, until his retirement in May 2001.

Accenture LLP

      In February 1999, we entered into a strategic partnership with Accenture. We issued a warrant to purchase 200,000 shares of S1 common stock to Accenture in February 1999. The number of shares represented by the warrant was adjusted to reflect the May 1999 two-for-one split of S1’s common stock. In April 1999, we issued 72,800 shares of S1 common stock to an affiliate of Accenture. Jackson L. Wilson, Jr., a director of S1, is a member of the Executive Committee of Accenture. S1 and Accenture paid each other for professional services performed on contracts where the other entity was the primary contractor. In 1999, we paid Accenture a total of $10.0 million for such work and Accenture paid us a total of $627,000. In 2000, S1 paid Accenture a total of $25.6 million for such work and Accenture paid S1 a total of $192,000. In 2001, we paid Accenture a total of $6.6 million. We had a net payable to Accenture of $2.9 million and $57,000 at December 31, 2000 and 2001, respectively.

Yodlee, Inc.

      As a result of our sale of VerticalOne to Yodlee in January 2001, as discussed in Note 4, we own approximately 32% of Yodlee at December 31, 2001. The chairman of our board of directors is also a director of Yodlee. At December 31, 2001, the carrying value of our investment in Yodlee was $1.0 million. In connection with the sale, we entered into the following agreements with Yodlee:

•	a sales representation agreement;

•	a data center agreement; and

•	a facilities sublease.

      Under the terms of the sales representation agreement, as amended, we are a non-exclusive reseller of Yodlee’s aggregation service. In connection with this arrangement, we made a nonrefundable prepayment of $10.0 million to Yodlee, which we included as part of our loss on the sale of VerticalOne. Subject to certain

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions, (i) we may sell Yodlee’s aggregation service directly to certain of our customers and retain 100% of the fees or (ii) we may assist Yodlee with the sale of its aggregation service to one of its customers in return for 50% of their fees. The agreement expires in July 2005, or at such earlier time that we recoup a total of $10.0 million from our customers and Yodlee for aggregation services, if at all. During 2001, we recouped approximately $1.2 million from our customers and Yodlee under this agreement.

      Under the data center agreement, we agreed to provide Yodlee with certain data center services for a fee. During 2001, we provided data center services in the amount of $215,000 for Yodlee under this agreement from the commencement date through December 31, 2001. The data center agreement expires in January 2003. At December 31, 2001, we had a receivable from Yodlee of $201,500 for services performed under this agreement.

      Under the facilities sublease, we agreed to reimburse Yodlee for certain office space rentals and utilities through December 31, 2001. We owed Yodlee $75,000 under this agreement at December 31, 2001.

19.	Net Loss Per Share

      Because of our net losses, the issuance of additional shares of common stock through the exercise of stock options or stock warrants or upon the conversion of preferred stock would have an anti-dilutive effect on our net loss per share. The total number of common shares that would have been included in our computation of diluted loss per share if they had been dilutive is as follows:

	1999	2000	2001

	(In thousands)
Weighted average common shares outstanding	29,228	54,096	59,242
Weighted average affect of common stock equivalents:
Convertible preferred stock	8,380	5,357	8,258
Stock options	1,928	7,055	5,216
Stock warrants	457	226	—

Weighted average diluted shares outstanding	39,993	66,734	72,716

20.	Quarterly Financial Information (Unaudited)

      The following table shows selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2000 and 2001. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000(2)	2001(3)	2001(4)	2001	2001(5)

	(In thousands, except per share data)
Total revenues	$50,369	$59,084	$64,379	$60,056	$63,105	$66,092	$70,560	$78,553
Gross margin(1)	18,018	26,103	28,315	22,865	28,372	38,134	45,389	51,283
Operating loss	(110,801)	(155,494)	(137,909)	(837,749)	(37,579)	(36,920)	(21,828)	(16,451)
Net loss	(75,208)	(152,996)	(136,100)	(813,374)	(92,062)	(43,588)	(29,616)	(56,277)
Basic and diluted net loss per common share	(1.49)	(2.82)	(2.46)	(14.45)	(1.58)	(0.74)	(0.50)	(0.92)

(1)	Gross margin is derived from our statements of operations as total revenues less cost of software licenses, cost of professional services, support and maintenance, cost of data center and cost of other revenue. Cost of revenues exclude charges for depreciation and amortization of property and equipment.

(2)	Our operating loss, net loss and net loss per common share for the three months ended December 31, 2000, reflect (i) an impairment charge of $664.9 million for goodwill and other intangible assets and (ii) a restructuring charge of $14.7 million.

(3)	Our net loss and net loss per common share for the three months ended March 31, 2001, reflect a $52.3 million loss on the sale of a subsidiary.

(4)	Our operating loss, net loss and net loss per common share for the three months ended June 30, 2001, reflect a restructuring charge of $5.6 million.

(5)	Our net loss and net loss per common share for the three months ended December 31, 2001, reflect a charge of $41.3 million from our equity investment in Yodlee.

21.     Subsequent Events

      In February 2002, we acquired Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. Under the terms of the transaction, we acquired Regency from Transaction Systems Architects, Inc. for 400,561 shares of S1 common stock and $6.0 million in cash.

      In March 2002, we completed the acquisition of the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based multi-channel CRM provider. Under the terms of the agreement, we acquired the business of Point for 1,073,986 shares of S1 common stock and $500,000 in cash.

      These acquisitions were accounted for using the purchase method of accounting prescribed by SFAS No. 141 as of the closing date of the transactions.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses(5)	accounts	Deductions	period

	(In thousands)
Year ended December 31, 1999:
Allowance for doubtful accounts and billing adjustments	$415	785	7,929(2)	545(1)	$8,584
Valuation allowance for deferred taxes	$27,808	7,015	44,130(3)	23,456(4)	$55,497

Year ended December 31, 2000:
Allowance for doubtful accounts and billing adjustments	$8,584	6,826	674(2)	6,075(1)	$10,009
Valuation allowance for deferred taxes	$55,497	52,255	32,377(3)	537(4)	$139,592

Year ended December 31, 2001:
Allowance for doubtful accounts and billing adjustments	$10,009	5,220	100(2)	7,246(1)	$8,083
Valuation allowance for deferred taxes	$139,592	20,522	40,994(3)	490(4)	$200,618

(1)	Accounts deemed to be uncollectible and written off during the year.

(2)	Allowances related to companies acquired.

(3)	Allowances related to companies acquired and stock option expense.

(4)	Allowance related to investment securities available for sale.

(5)	A significant portion of the amounts provided for billing adjustments was recorded as a reduction to revenue.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding the directors and executive officers of S1 is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement is incorporated in this report by reference.

Item 11.     Executive Compensation

      Information regarding compensation of executive officers and directors is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement (excluding the Compensation Committee Report on Executive Compensation and the Performance of our Common Stock information) is incorporated in this report by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement is incorporated in this report by reference.

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement is incorporated in this report by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The consolidated financial statements filed as a part of this report and incorporated in this report by reference are listed and indexed under Item 8 Financial Statements and Supplementary Data.

      (2) The financial statement schedules filed as part of this report and incorporated in this report by reference are listed and indexed under Item 8 Financial Statements and Supplementary Data.

      (3) The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit
No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference)
3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference)
3.5	Certificate of Designation for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
3.6	Certificate of Designations for S1’s Series D Convertible Preferred Stock (filed as Exhibit 3 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference)
3.7	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 4.7 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference)
3.8	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference)
4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference)
4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

Exhibit
No.	Exhibit Description

4.3	Specimen certificate for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 4.10 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference)
4.4	Specimen certificate for S1’s Series D Convertible Preferred Stock (filed as Exhibit 4 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference)
4.5	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference)
10.1	Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc., Security First Network Bank (“SFNB”) and S1, as amended on June 5, 1998 (attached as Appendix C to the Proxy Statement/ Prospectus that formed a part of S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on June 5, 1998 and incorporated herein by reference)
10.2	Registration Rights Agreement, dated as of February 25, 1999, by and among S1, Royal Bank of Canada and RBC Holdings (Delaware) Inc. (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.3	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference)
10.4	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on April 30, 1999 (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.5	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as amended on April 30, 1999 (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.6	Warrant, dated February 19, 1999, issued by S1 to Andersen Consulting LLP (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.7	Warrant, dated February 25, 1999, issued by S1 to Royal Bank of Canada (filed as Exhibit 10.5 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.8	Stock Purchase and Option Agreement, dated as of May 16, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference)
10.9	Amendment No. 1 to Stock Purchase and Option Agreement, dated as of November 2, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 9, 1999 and incorporated herein by reference)
10.10	Agreement and Plan of Merger, dated as of May 16, 1999, by and among S1, Sahara Strategy Corporation and Edify Corporation (filed as Exhibit 2.2 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference)
10.11	Stock Purchase Agreement II, dated as of September 21, 1999, by and among S1 and the individuals and entities who are signatories thereto and for the limited purposes set forth therein FICS Group N.V., as amended by Amendment to Stock Purchase Agreement II, dated as of October 7, 1999 (filed as Annex B to Prospectus/ Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference)

Exhibit
No.	Exhibit Description

10.12	Amendment No. 2 to Stock Purchase Agreement II, made as of November 27, 2000, by and among S1, the individuals and entities that are signatories thereto and FICS Group N.V. (filed as Exhibit 10.12 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
10.13	Share Purchase Agreement II, dated as of September 21, 1999, by and among S1 Europe Holdings N.V. and the stockholders of FICS Group N.V. who are signatories thereto, and for the limited purposes stated therein, S1 and FICS Group N.V., as amended by Amendment to Share Purchase Agreement II, dated as of October 7, 1999 (filed as Annex A to Prospectus/ Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference)
10.14	Amendment No. 2 to Share Purchase Agreement II, made as of November 27, 2000, by and among S1 Europe Holdings, N.V., each of the former stockholders of FICS Group N.V. who were signatories to the original agreement, S1 and FICS Group N.V. (filed as Exhibit 10.14 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
10.15	Agreement and Plan of Merger, dated as of September 23, 1999, by and among S1, VerticalOne Acquisition Corporation and VerticalOne Corporation (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on October 1, 1999 and incorporated herein by reference)
10.16	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference)
10.17	Agreement and Plan of Merger, dated as of March 6, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and for the limited purposes set forth therein certain of the Q-Up shareholders who are signatories thereto (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference)
10.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 15, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and the shareholders of Q-Up who are signatories thereto (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference)
10.19	Stock Purchase Agreement, dated as of May 25, 2000, by and among S1 and the purchasers identified on Exhibit A thereto (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference)
10.20	Registration Rights Agreement, dated as of May 25, 2000, by and among S1 and each holder of Series D Preferred Stock listed on Schedule 1 attached thereto (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference)
10.21	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference)
10.22	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*
10.23	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*
10.24	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*
10.25	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.26	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*
10.27	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.28	Letter Agreement, dated as of September 23, 1999, by and between S1 and Gregg Freishtat (filed as Exhibit 10.20 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).*
10.29	Letter Agreement, dated May 12, 2000, between S1 and Gregg S. Freishtat (filed as Exhibit 10 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).*
10.30	Management Agreement, dated as of December 4, 1998, by and among FICS, Michael Akkermans and Pamica N.V. (filed as Exhibit 10.21 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).*
10.31	Employment Agreement, entered into as of November 24, 2000, by and between S1 and Jaime Ellertson (filed as Exhibit 10.31 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.32	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of November 24, 2000, between Jaime Ellertson and S1 (filed as Exhibit 10.32 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.33	Employment Agreement, entered into as of August 14, 2000, by and between S1 and Daniel H. Drechsel (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.34	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of August 14, 2000, between Daniel H. Drechsel and S1(filed as Exhibit 10.34 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.35	Separation Agreement dated as of May 15, 2001, by and between S1 and Robert F. Stockwell (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).*
10.36	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale.*
10.37	Separation Agreement dated as of October 26, 2001, by and between S1 and Daniel H. Drechsel.*
21	Subsidiaries of S1.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ernst & Young LLP, Independent Auditors
99.1	Financial Statements of Yodlee, Inc.

*	Management contract or compensatory plan.

      (b) Reports on Form 8-K

      We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 25, 2002.

S1 CORPORATION

By:	/s/ JAIME W. ELLERTSON

Jaime W. Ellertson
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2002.

Name	Title

/s/ JAIME W. ELLERTSON Jaime W. Ellertson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ MATTHEW HALE Matthew Hale	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES S. MAHAN, III James S. Mahan, III	Chairman of the Board

/s/ DAVID C. HODGSON David C. Hodgson	Director

/s/ M. DOUGLAS IVESTER M. Douglas Ivester	Director

/s/ HOWARD J. RUNNION, JR. Howard J. Runnion, Jr.	Director

/s/ JACKSON L. WILSON, JR. Jackson L. Wilson, Jr.	Director

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference)
3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference)
3.5	Certificate of Designation for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
3.6	Certificate of Designations for S1’s Series D Convertible Preferred Stock (filed as Exhibit 3 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference)
3.7	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 4.7 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference)
3.8	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference)
4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference)
4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)
4.3	Specimen certificate for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 4.10 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference)
4.4	Specimen certificate for S1’s Series D Convertible Preferred Stock (filed as Exhibit 4 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference)
4.5	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference)
10.1	Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc., Security First Network Bank (“SFNB”) and S1, as amended on June 5, 1998 (attached as Appendix C to the Proxy Statement/ Prospectus that formed a part of S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on June 5, 1998 and incorporated herein by reference)
10.2	Registration Rights Agreement, dated as of February 25, 1999, by and among S1, Royal Bank of Canada and RBC Holdings (Delaware) Inc. (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.3	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference)

Exhibit
No.	Exhibit Description

10.4	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on April 30, 1999 (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.5	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as amended on April 30, 1999 (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.6	Warrant, dated February 19, 1999, issued by S1 to Andersen Consulting LLP (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.7	Warrant, dated February 25, 1999, issued by S1 to Royal Bank of Canada (filed as Exhibit 10.5 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
10.8	Stock Purchase and Option Agreement, dated as of May 16, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference)
10.9	Amendment No. 1 to Stock Purchase and Option Agreement, dated as of November 2, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 9, 1999 and incorporated herein by reference)
10.10	Agreement and Plan of Merger, dated as of May 16, 1999, by and among S1, Sahara Strategy Corporation and Edify Corporation (filed as Exhibit 2.2 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference)
10.11	Stock Purchase Agreement II, dated as of September 21, 1999, by and among S1 and the individuals and entities who are signatories thereto and for the limited purposes set forth therein FICS Group N.V., as amended by Amendment to Stock Purchase Agreement II, dated as of October 7, 1999 (filed as Annex B to Prospectus/ Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference)
10.12	Amendment No. 2 to Stock Purchase Agreement II, made as of November 27, 2000, by and among S1, the individuals and entities that are signatories thereto and FICS Group N.V. (filed as Exhibit 10.12 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
10.13	Share Purchase Agreement II, dated as of September 21, 1999, by and among S1 Europe Holdings N.V. and the stockholders of FICS Group N.V. who are signatories thereto, and for the limited purposes stated therein, S1 and FICS Group N.V., as amended by Amendment to Share Purchase Agreement II, dated as of October 7, 1999 (filed as Annex A to Prospectus/ Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference)
10.14	Amendment No. 2 to Share Purchase Agreement II, made as of November 27, 2000, by and among S1 Europe Holdings, N.V., each of the former stockholders of FICS Group N.V. who were signatories to the original agreement, S1 and FICS Group N.V. (filed as Exhibit 10.14 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
10.15	Agreement and Plan of Merger, dated as of September 23, 1999, by and among S1, VerticalOne Acquisition Corporation and VerticalOne Corporation (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on October 1, 1999 and incorporated herein by reference)
10.16	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference)
10.17	Agreement and Plan of Merger, dated as of March 6, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and for the limited purposes set forth therein certain of the Q-Up shareholders who are signatories thereto (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference)

Exhibit
No.	Exhibit Description

10.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 15, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and the shareholders of Q-Up who are signatories thereto (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference)
10.19	Stock Purchase Agreement, dated as of May 25, 2000, by and among S1 and the purchasers identified on Exhibit A thereto (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference)
10.20	Registration Rights Agreement, dated as of May 25, 2000, by and among S1 and each holder of Series D Preferred Stock listed on Schedule 1 attached thereto (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference)
10.21	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference)
10.22	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*
10.23	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*
10.24	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*
10.25	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.26	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*
10.27	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.28	Letter Agreement, dated as of September 23, 1999, by and between S1 and Gregg Freishtat (filed as Exhibit 10.20 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).*
10.29	Letter Agreement, dated May 12, 2000, between S1 and Gregg S. Freishtat (filed as Exhibit 10 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).*
10.30	Management Agreement, dated as of December 4, 1998, by and among FICS, Michael Akkermans and Pamica N.V. (filed as Exhibit 10.21 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).*
10.31	Employment Agreement, entered into as of November 24, 2000, by and between S1 and Jaime Ellertson (filed as Exhibit 10.31 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.32	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of November 24, 2000, between Jaime Ellertson and S1 (filed as Exhibit 10.32 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.33	Employment Agreement, entered into as of August 14, 2000, by and between S1 and Daniel H. Drechsel (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.34	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of August 14, 2000, between Daniel H. Drechsel and S1 (filed as Exhibit 10.34 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.35	Separation Agreement dated as of May 15, 2001, by and between S1 and Robert F. Stockwell (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).*
10.36	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale.*
10.37	Separation Agreement dated as of October 26, 2001, by and between S1 and Daniel H. Drechsel.*
21	Subsidiaries of S1.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ernst & Young LLP, Independent Auditors
99.1	Financial Statements of Yodlee, Inc.

*	Management contract or compensatory plan.