Form 10-Q
period 2002-03-31
S1 CORP /DE/
filed 2002-05-15
CIK 1063254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 Yes [X] No [ ]

       Shares of common stock outstanding as of May 13, 2002: 70,822,829


================================================================================

                         S1 CORPORATION AND SUBSIDIARIES

                      QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ...........           3

        Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002
          and 2001 .................................................................................           4

        Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002
          and 2001 .................................................................................           5

        Notes to Condensed Consolidated Financial Statements as of March 31, 2002 ..................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......          13

Item 3. Quantitative and Qualitative Disclosures About Market Risk .................................          19

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................................          19

Item 6. Exhibits and Reports on Form 8-K ...........................................................          19

Signature ..........................................................................................          21

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         S1 CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,            DECEMBER 31,
                                                                              2002                  2001
                                                                          ------------           ------------
                                       ASSETS                              (UNAUDITED)
Current assets:
   Cash and cash equivalents ...................................          $    148,214           $    148,450
   Accounts receivable, net ....................................                63,259                 56,502
   Prepaid expenses ............................................                 4,520                  3,906
   Other current assets ........................................                 3,687                  3,996
                                                                          ------------           ------------
       Total current assets ....................................               219,680                212,854
   Property and equipment, net .................................                38,067                 41,253
   Intangible assets, net ......................................                29,949                 31,500
   Goodwill, net ...............................................               106,216                 79,723
   Other assets ................................................                 6,895                  6,707
                                                                          ------------           ------------
        Total assets ...........................................          $    400,807           $    372,037
                                                                          ------------           ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................          $      7,602           $      4,617
   Accrued compensation and benefits ...........................                14,356                 19,884
   Accrued restructuring .......................................                 4,966                  5,165
   Accrued other expenses ......................................                22,785                 19,937
   Deferred revenues ...........................................                36,807                 27,499
   Capital lease obligation ....................................                 5,244                  5,925
                                                                          ------------           ------------
       Total current liabilities ...............................                91,760                 83,027
   Deferred revenues ...........................................                 3,394                    288
   Capital lease obligation, excluding current portion .........                 1,311                  1,450
   Deferred income tax liability ...............................                 3,462                  5,615
   Accrued restructuring, excluding current portion ............                 5,286                  6,189
   Other liabilities ...........................................                   908                    850
                                                                          ------------           ------------
       Total liabilities .......................................               106,121                 97,419
                                                                          ------------           ------------

Stockholders' equity:
   Preferred stock .............................................               241,975                241,975
   Common stock ................................................                   637                    614
   Additional paid-in capital ..................................             1,668,331              1,640,972
   Accumulated deficit .........................................            (1,613,854)            (1,607,148)
   Accumulated other comprehensive income (loss) ...............                (2,403)                (1,795)
                                                                          ------------           ------------
         Total stockholders' equity ............................               294,686                274,618
                                                                          ------------           ------------
         Total liabilities and stockholders' equity ............          $    400,807           $    372,037
                                                                          ------------           ------------

Preferred shares issued and outstanding ........................             1,829,244              1,829,244
                                                                          ------------           ------------
Common shares issued and outstanding ...........................            63,709,080             61,444,554
                                                                          ------------           ------------

      See accompanying notes to unaudited condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           -----------------------------------
                                                                                2002                   2001
                                                                           ------------           ------------
Revenues:
   Software licenses ............................................          $     21,169           $     13,806
   Support and maintenance ......................................                15,042                  9,045
   Professional services ........................................                24,818                 29,561
   Data center ..................................................                11,108                 10,238
   Other ........................................................                   433                    455
                                                                           ------------           ------------
     Total revenues .............................................                72,570                 63,105
                                                                           ------------           ------------

Operating expenses:
   Cost of software licenses ....................................                 1,213                  1,377
   Cost of professional services, support and maintenance .......                21,261                 27,188
   Cost of data center ..........................................                 5,206                  6,750
   Cost of other revenue ........................................                   280                    360
   Selling and marketing ........................................                13,517                 11,822
   Product development ..........................................                12,447                 12,575
   General and administrative, including stock compensation
     expense of $675 and $245 in 2002 and 2001, respectively ....                13,284                 12,833
   Depreciation and amortization ................................                 6,043                  7,373
   Merger related costs and restructuring charges ...............                 2,022                     --
   Acquired in-process research and development .................                   350                     --
   Amortization of acquisition intangibles ......................                 4,732                 20,406
                                                                           ------------           ------------
     Total operating expenses ...................................                80,355                100,684
                                                                           ------------           ------------
       Operating loss ...........................................                (7,785)               (37,579)
Interest and other income, net ..................................                   635                  2,646
Loss on sale of subsidiaries ....................................                    --                (52,302)
Equity interest in net loss of affiliate ........................                    --                 (5,029)
                                                                           ------------           ------------
     Loss before income tax benefit .............................                (7,150)               (92,264)
Income tax benefit ..............................................                   444                    202
                                                                           ------------           ------------
Net loss ........................................................          $     (6,706)          $    (92,062)
                                                                           ------------           ------------
Basic and diluted net loss per common share .....................          $      (0.11)          $      (1.58)
                                                                           ------------           ------------
Weighted average common shares outstanding ......................            62,144,480             58,176,056
                                                                           ------------           ------------

      See accompanying notes to unaudited condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                        ------------------------------
                                                                                            2002             2001
                                                                                        ---------           ---------
Cash flows from operating activities:
   Net loss ..................................................................          $  (6,706)          $ (92,062)
   Adjustments to reconcile net loss to net cash provided by (used in)
             operating activities:
     Depreciation and amortization including acquisition intangibles .........             10,775              27,779
     Acquired in-process research and development ............................                350                  --
     Loss on sale of subsidiaries ............................................                 --              52,302
     Equity interest in net loss of affiliate ................................                 --               5,029
     Compensation expense for stock options ..................................                675                 245
     Provision for doubtful accounts receivable and billing adjustments ......              1,583               1,035
     Gain on the sale of investment securities available for sale ............                 --                (931)
     Benefit for deferred income taxes .......................................               (751)               (168)
   Changes in assets and liabilities, excluding effects of divestiture and acquisitions:
     (Increase) decrease in accounts receivable ..............................             (4,569)             13,582
     Decrease in prepaid expenses and other assets ...........................                360                 846
     Increase in accounts payable ............................................              1,847               1,943
     Decrease in accrued expenses and other liabilities ......................             (7,144)            (27,866)
     Increase in deferred revenues ...........................................              5,907               2,370
                                                                                        ---------           ---------
       Net cash provided by (used in) operating activities ...................              2,327             (15,896)
                                                                                        ---------           ---------
Cash flows from investing activities:
   Net cash paid in connection with acquisitions and divestiture .............             (3,465)            (15,000)
   Proceeds from sales of investment securities available for sale ...........                 --               1,044
   Purchases of property and equipment and purchased technology ..............             (2,055)             (2,637)
                                                                                        ---------           ---------
       Net cash used in investing activities .................................             (5,520)            (16,593)
                                                                                        ---------           ---------
Cash flows from financing activities:
   Proceeds from sale of common stock under employee stock purchase and
     option plans ............................................................              3,940               1,619
   Payments on capital lease obligations .....................................               (858)             (1,961)
   Payments on borrowings ....................................................                 --                (326)
                                                                                        ---------           ---------
     Net cash provided by (used in) financing activities .....................              3,082                (668)
                                                                                        ---------           ---------
Effect of exchange rate changes on cash and cash equivalents .................               (125)               (222)
                                                                                        ---------           ---------
Net decrease in cash and cash equivalents ....................................               (236)            (33,379)
Cash and cash equivalents at beginning of period .............................            148,450             173,266
                                                                                        ---------           ---------
Cash and cash equivalents at end of period ...................................          $ 148,214           $ 139,887
                                                                                        =========           =========
Noncash investing and financing activities:
   Equity interest in affiliate received in connection sale of subsidiary ....          $      --           $  62,900
   Effects of acquisitions:
     Issuance of common stock to acquire businesses ..........................             22,768                  --
     Liabilities assumed .....................................................             10,002                  --

      See accompanying notes to unaudited condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BACKGROUND AND BASIS OF PRESENTATION

         S1 Corporation is a global provider of enterprise software solutions for financial organizations including banks, credit unions, investment firms and insurance companies. Our solutions automate the channels by which financial institutions interact with their customers. These channels include full-service channels that support a person-to-person interaction such as talking to a teller in a bank branch or working with an insurance agent or a customer support representative over the phone. Our applications support self-service channels, or person-to-machine interactions, such as the Internet, interactive voice response units (IVR) or automated teller machines (ATMs). They also support automated, or machine-to-machine, interactions. Our applications are designed to support all of the financial institution's market segments from retail end-users to small businesses to large corporations, as well as financial institution employees including bank tellers, insurance agents, contact center representatives and financial advisors. In addition, we provide customer relationship management (CRM) and wealth management for global, national, regional and local financial organizations. We also provide statutory financial reporting software solutions. We offer aggregation services through our reseller relationship with Yodlee, Inc.

         Through our Edify Corporation subsidiary, which comprises our contact center automation segment, we provide voice self-service systems. This segment sells these products horizontally to a variety of industries.

         We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2002 and our results of operations and cash flows for the three months ended March 31, 2002. The data in the condensed consolidated balance sheet as of December 31, 2001 was derived from our audited consolidated balance sheet as of December 31, 2001, as presented in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain items in the prior financial statements have been reclassified to conform to the current presentation. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. We are required to adopt this statement no later than January 1, 2003 and do not expect it to have a material impact on our consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. We adopted this statement on January 1, 2002 with no material impact on our consolidated financial statements.

         In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can established. We adopted EITF 01-09 effective January 1, 2002 and it did not have a material impact on our financial statements.

3.       ACQUISITIONS

         On February 14, 2002, we completed the acquisition of Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. The Regency acquisition enhanced our product offering with a proven telephone banking solution for community and mid-market banks and added over 1,000 customers to whom we can cross sell and up sell our Enterprise product offering. We accounted for the acquisition of Regency using the purchase method of accounting prescribed by SFAS No. 141. For accounting purposes, we treated the acquisition as if it had occurred on February 1, 2002. Accordingly, our consolidated results of operations for the three months ended March 31, 2002 include two months of operating results for Regency.

         On March 27, 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based multi-channel CRM provider. The acquisition of Point strengthened our product offering, extended our insurance customer base and expanded our presence in Europe. Additionally, Point's customer base extends our insurance customer base throughout the world. We accounted for the acquisition of Point using the purchase method of accounting prescribed by SFAS No. 141. For accounting purposes, we treated the acquisition as if it had occurred on March 31, 2002. Accordingly, our consolidated results of operations for the three months ended March 31, 2002 do not include the operating results for Point.

         Under the terms of the acquisition agreements, we issued common stock and paid cash to the sellers and paid direct acquisition costs, including principally advisory, legal and accounting fees. The value of the common shares was determined based on the average market price of our common shares over the 2 day trading period before and the 2 day trading period after the respective acquisition agreements were signed, less the estimated costs to register the securities. We calculated the purchase price of Regency and Point as follows (in thousands, except share data):

                                                              REGENCY (1)       POINT
                                                              -----------   ------------
         Acquisition date..........................             2/14/2002      3/27/2002
         Common shares issued......................               400,561      1,073,986
         Value of common shares issued.............           $     6,051   $     16,717
         Cash consideration........................                 6,000            500
         Direct acquisition costs..................                    70            633
                                                              -----------   ------------
         Total purchase price......................           $    12,121   $     17,850
                                                              ===========   ============

----------
(1) Under the terms of the Regency acquisition agreement, if the aggregate market value of the common stock issued to the selling shareholder, based on the average stock price for the 10 days immediately preceding the effective date of the registration statement for those shares, declined below $5.1 million, we agreed to pay the selling shareholder the amount by which $5.1 million exceeded the aggregate market value. Accordingly, in May 2002, due to the decrease in our stock price, we were required to pay the selling shareholder $477,000 under the terms of this arrangement. The additional payment to the selling shareholders is not reflected in the financial statements as of March 31, 2002 or the table presented above.

         We assigned the total purchase price to the net assets and identifiable intangible assets of the acquired entity with the remaining amounts assigned to goodwill. The value assigned to the identifiable intangible assets was based on an analysis performed by an independent third party as of the date of the acquisitions. We are in the process of finalizing these valuations; thus, the purchase price allocations are preliminary and subject to change.

         The businesses of Regency and Point are a part of our financial institutions operating segment. Accordingly, we assigned the entire amount of goodwill stemming from these acquisitions to the financial institutions operating segment. The amounts allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. We expect that the projects under development at the time of the acquisitions to be completed within 12 months of the acquisition dates.

         The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. (in thousands):

                                                              REGENCY             POINT
                                                              --------           --------
         Current assets ............................          $  1,027           $  6,664
         Property and equipment ....................               250                552
         Other non-current assets ..................                31                 --
         Developed technology (1) ..................             2,600              2,200
         In-process research and development (2) ...               200                150
         Customer relationships (3) ................             3,900              1,500
         Goodwill ..................................             8,645             12,254
         Current liabilities .......................            (4,489)            (5,470)
         Non-current liabilities ...................               (43)                --
                                                              --------           --------
              Total purchase price .................          $ 12,121           $ 17,850
                                                              ========           ========

---------------

(1)      Developed technology has an estimated useful life of five years.

(2) We expensed in-process research and development immediately upon closing the acquisitions.

(3) Regency's customer relationships have an estimated useful life of ten years and Point's customer relationships have an estimated useful life of five years.

         We did not present unaudited pro forma results of the operations of S1 and the acquired companies for the three months ended March 31, 2002 and 2001 because our pro forma results for those periods would not be materially different from our actual results for those periods.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. For S1, the standards became effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002. We implemented SFAS 142 on January 1, 2002 with the following effects:

         - We reclassified $7.0 million of unamortized assembled workforce intangible assets into goodwill.

         - We discontinued amortization on goodwill and assembled workforce of $64.5 million, excluding goodwill recorded for the Software Dynamics, Inc. transaction that was not subject to amortization. We estimate that the resulting reduction of amortization expense will be approximately $55.5 million for 2002, $6.8 million for 2003 and $2.2 million for 2004.

         - We are currently performing a transitional goodwill impairment test as of January 1, 2002. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. At this time, we do not anticipate any charge resulting from the transitional impairment test; however, we have not completed our review.

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

         At March 31, 2002, our intangible assets consisted of the following:

                                              GROSS CARRYING               ACCUMULATED
                                                   VALUE                  AMORTIZATION
                                           -----------------            -----------------
                                                           (IN THOUSANDS)

Purchased and acquired technology.......   $          40,752            $         (23,512)
Customer relationships..................              30,796                      (18,089)
Other...................................                  48                          (46)
                                           -----------------            -----------------
Total...................................   $          71,596            $         (41,647)
                                           =================            =================

         During the first quarter of 2002, we recorded amortization expense of $4.7 million. We estimate aggregate amortization expense for the next five years to be as follows (in thousands):

             2002            2003              2004             2005              2006
          ---------        --------          --------         --------          --------
          $  18,058        $  3,641          $  2,674         $  2,674          $  2,674

         The changes in the carrying value of our goodwill for the quarter ended March 31, 2002 are as follows:

                                               FINANCIAL       CONTACT CENTER
                                              INSTITUTIONS       AUTOMATION           TOTAL
                                              ------------     ---------------      ---------
                                                                (IN THOUSANDS)
Balance, January 1, 2002 .............          $ 70,909           $15,861          $  86,770
Goodwill acquired during 2002 ........            20,899                --             20,899
Utilization of acquisition related
     income tax benefits .............            (1,453)               --             (1,453)
                                                --------           -------          ---------
Balance, March 31, 2002 ..............          $ 90,355           $15,861          $ 106,216
                                                ========           =======          =========

         The following table shows our net loss and net loss per share as adjusted for amortization of goodwill and assembled workforce for all periods reported in our statements of operations.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        --------------------------------
                                                              2002             2001
                                                        --------------     -------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net loss..................................     $       (6,706)    $     (92,062)
Add back: Goodwill amortization....................                 --            16,132
Add back: Assembled workforce amortization.........                 --               526
                                                        --------------     -------------
Adjusted net loss..................................     $       (6,706)    $     (75,404)
                                                        ===============    ==============

Basic and diluted earnings per share:
   Reported net loss per common share..............     $        (0.11)    $       (1.58)
   Add back: Goodwill amortization.................                 --              0.28
   Add back: Assembled workforce amortization......                 --              0.01
                                                        --------------     -------------
   Adjusted net loss...............................     $        (0.11)    $       (1.29)
                                                        ===============    ==============

5.       COMPREHENSIVE LOSS

         The components of comprehensive loss are as follows (in thousands):

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       -------------------------
                                                                            2002          2001
                                                                       ------------   ----------

Net loss...........................................................    $     (6,706)  $  (92,062)
Foreign currency translation adjustment............................            (567)      (2,431)
Unrealized (loss) gain on investment securities
      available for sale, net of taxes.............................             (41)         213
                                                                       ------------   ----------
         Comprehensive loss........................................    $     (7,314)  $  (94,280)
                                                                       ------------   ----------

6.       MERGER RELATED COSTS AND RESTRUCTURING CHARGES

         In connection with the acquisition of Point, we incurred merger related costs of $3.7 million related to exit costs for certain of our European operations during the first quarter of 2002. Under this exit plan, we will reduce headcount, consolidate offices and dispose of redundant equipment. Additionally, during the first quarter of 2002, we reduced merger related accruals of $1.7 million related to the settlement of pending litigation for less than originally accrued.

         In 2000 and 2001, we approved restructuring plans to streamline our global operations and to consolidate product development in our financial institution segment. As a result of the plans, we reduced our workforce and closed several of our facilities worldwide. At various times during 2001, we determined that, as a result of weakening conditions in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the currently anticipated costs. The restructuring reserves as of December 31, 2001 and March 31, 2002 and their utilization for the three months ended March 31, 2002 are summarized as follows:

                               PERSONNEL COSTS      LEASE COSTS       OTHER         TOTAL
                                                         (IN THOUSANDS)
Balance, December 31, 2001      $          78       $   10,716     $       560   $     11,354
Amounts utilized                          (37)          (1,065)             --         (1,102)
                                -------------       ----------     -----------   ------------
Balance, March 31, 2002         $          45       $    9,651     $       560   $     10,252
                                =============       ==========     ===========   ============

         We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $10.3 million, of which we anticipate to pay approximately $5.0 million within the next twelve months.

7.       SEGMENT REPORTING

         We operate and manage S1 in two business segments: financial institutions and contact center automation. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for financial institutions worldwide, available as an in-house solution or one that can be hosted by us in one of our data centers. Through the contact center automation segment, we offer customer interaction solutions, including: interactive voice response, voice recognition, e-mail management, web chat navigation and collaboration and computer telephony integration.

         We evaluate the performance of our operating segments based on revenues, direct costs and operating income (loss), excluding depreciation and amortization, merger related costs and restructuring charges, acquired in-process research and development and amortization of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared service basis. Accordingly, the general and administrative costs are included in the "Other" category. We do not use any asset-based metrics to measure the operating performance of our segments.

                                                                 THREE MONTHS ENDED MARCH 31, 2002
                                                                 ---------------------------------
                                                                            (IN THOUSANDS)

                                                                          CONTACT
                                                          FINANCIAL       CENTER
                                                         INSTITUTIONS   AUTOMATION      OTHER        TOTAL
                                                        -------------  -----------  -----------  ----------
Revenues.............................................   $      60,534  $    12,036  $        --  $   72,570
Operating expenses:
     Cost of revenues................................          23,193        4,767           --      27,960
     Selling and marketing...........................           9,258        4,259           --      13,517
     Product development.............................          10,063        2,384           --      12,447
     General and administrative (1)..................              --           --       13,284      13,284
                                                        -------------  -----------  -----------  ----------
Total operating expenses.............................          42,514       11,410       13,284      67,208
                                                        -------------  -----------  -----------  ----------
Operating income (loss)..............................   $      18,020  $       626  $  (13,284)  $    5,362
                                                        =============  ===========  ===========  ==========

(1) Includes non cash stock compensation expense.....   $          --  $        --  $       675  $      675

                                                                 THREE MONTHS ENDED MARCH 31, 2001
                                                                 ---------------------------------
                                                                           (IN THOUSANDS)

                                                                          CONTACT
                                                          FINANCIAL       CENTER
                                                         INSTITUTIONS   AUTOMATION      OTHER        TOTAL
                                                        -------------  -----------  -----------  ----------
Revenues.............................................   $      52,398  $    10,707  $        --  $   63,105
Operating expenses:
     Cost of revenues................................          32,614        3,061           --      35,675
     Selling and marketing...........................           6,700        5,122           --      11,822
     Product development.............................          10,104        2,471           --      12,575
     General and administrative (2)..................              --           --       12,833      12,833
                                                        -------------  -----------  -----------  ----------
Total operating expenses (2).........................          49,418       10,654       12,833      72,905
                                                        -------------  -----------  -----------  ----------
Operating income (loss)..............................   $       2,980  $        53  $   (12,833) $   (9,800)
                                                        =============  ===========  ============ ===========

(2) Includes non cash stock compensation expense.....   $          --  $        --  $       245  $      245

8.       NET LOSS PER COMMON SHARE

         We calculate basic net loss per common share as the loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses, the issuance of additional shares of common stock through the exercise of stock options or stock warrants or upon the conversion of preferred stock would have an anti-dilutive effect on our net loss per share. The total number of common shares that would have been included in our computation of diluted loss per share if they had been dilutive is as follows:


                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                               2002            2001
                                                              ------          ------
                                                                 (IN THOUSANDS)
Weighted average common shares outstanding..................  62,145          58,176
Weighted average affect of common stock equivalents:
         Convertible preferred stock........................   8,542           8,215
         Stock options......................................   6,788           3,044
                                                              ------          ------
         Weighted average diluted shares outstanding........  77,475          69,435
                                                              ======          ======

9.       SUBSEQUENT EVENTS

         During April 2002, all 237,500 outstanding shares of our series D preferred stock were converted into 6,954,713 shares of common stock in accordance with the mandatory conversion provision of the certificate of designation.

         In May 2002, we amended our purchase arrangement with the selling shareholders of SDI to remove a performance contingency related to the collection of a certain trade receivable. As a result, the selling shareholders will retain all series E preferred shares issued to them in connection with the acquisition. We did not record the full value of the series E preferred shares at the date of acquisition (September 2001) due to the aforementioned contingency. When the contingency was removed in May 2002, we recorded $2.1 million as additional purchase consideration for SDI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

         We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenues by charging our customers a periodic fee for maintenance.

         During March 2002, we released for general availability the first two applications for S1 Enterprise Platform 1.0: Personal Banking 1.0 and Business Banking 1.0. Though we expect to generate revenues from our new Enterprise family of products in 2002 and beyond, we generated very little revenue from these products during the three months ended March 31, 2002.

OPERATING SEGMENT INFORMATION

         During 2001 and 2002, we conducted our operations in two business segments: financial institutions and contact center automation technology.

         FINANCIAL INSTITUTIONS SEGMENT. Our financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for financial services providers worldwide. The financial institutions segment provides customized solutions to large global and national financial institutions, as well as solutions that require little or no customization and are primarily sold to community and regional banks. We maintain multiple offices and a worldwide professional services team to assist with customization and implementation of our applications. We also provide world wide hosting for certain of the applications that we sell.

         CONTACT CENTER AUTOMATION SEGMENT. Our contact center automation segment offers customer interaction solutions, including: interactive voice response, voice recognition, e-mail management, web chat navigation and collaboration and computer telephony integration. These solutions allow financial institutions and other organizations to automate, integrate and personalize interactions with customers through multiple channels. Using customer-determined profiles and interests, our clients can notify their customers about new products or services. Calls that do require human assistance can automatically be routed to the most appropriate person. All of these goals can be accomplished through a combination of channels, including telephone, Internet, e-mail, fax, and pager. In addition, we offer a natural language speech recognition product and an optional marketing campaign management component that enables businesses to deliver products and services to targeted prospects consistently through multiple channels. A significant portion of our contact center automation segment revenues is derived from financial institutions. Our strategy is to leverage this domain expertise and the cross-sell opportunities to benefit our entire organization.

ACQUISITIONS

         In March 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based multi-channel CRM application provider. In February 2002, we acquired Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. We accounted for these acquisitions using the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets (liabilities) recorded as goodwill. Other intangible assets include developed technology and customer base. Additionally, for each acquisition, we allocated a portion of the purchase price to in-process research and development, which was expensed immediately upon closing of the acquisition during the quarter ended March 31, 2002.

         The consolidated financial statements include the results of operations for the acquired companies from the date of acquisition, which for accounting purposes was February 1, 2002 for Regency and March 31, 2002 for Point. Accordingly, our results of operations for the three months ended March 31, 2002 include the results of Regency for two months. Point's results were not included in our results of operations during the three months ended March 31, 2002. Regency and Point are part of our Financial Institutions segment.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         The following table presents selected financial data for our operating segments for the three months ended March 31, 2002 and 2001. We evaluate the performance of our operating segments based on revenues, direct costs, gross margins and operating expenses, excluding depreciation and amortization, merger related costs and restructuring charges, acquired in-process research and development and amortization of acquisition intangibles. In addition, we provide general and administrative services to the operating segments on a shared service basis. Accordingly, we do not include general and administrative costs in the determination of our segment operating income or loss.

                                                               SELECTED FINANCIAL DATA
                                                                (DOLLARS IN THOUSANDS)

                                        THREE MONTHS ENDED                               THREE MONTHS ENDED
                                          MARCH 31, 2002                                   MARCH 31, 2001
                          -----------------------------------------------   ------------------------------------------------
                                          CONTACT                                          CONTACT
                            FINANCIAL     CENTER                             FINANCIAL      CENTER
                          INSTITUTIONS  AUTOMATION     OTHER        TOTAL   INSTITUTIONS  AUTOMATION    OTHER        TOTAL
                          ------------  ----------     -----        -----   ------------  ----------    -----        -----
REVENUES:
  Software licenses          $15,621     $ 5,548     $     --      $21,169     $ 8,101     $ 5,705     $     --     $ 13,806
  Support and
   maintenance                10,603       4,439           --       15,042       5,769       3,276           --        9,045
  Professional services       22,769       2,049           --       24,818      27,835       1,726           --       29,561
  Data center                 11,108          --           --       11,108      10,238          --           --       10,238
  Other                          433          --           --          433         455          --           --          455
                             -------     -------     --------      -------     -------     -------     --------     --------
    Total revenues            60,534      12,036           --       72,570      52,398      10,707           --       63,105
                             -------     -------     --------      -------     -------     -------     --------     --------
DIRECT COSTS:
  Software licenses                2       1,211           --        1,213          67       1,310           --        1,377
  Professional services
   and support and
   maintenance                17,705       3,556           --       21,261      25,437       1,751           --       27,188
  Data center                  5,206          --           --        5,206       6,750          --           --        6,750
  Other                          280          --           --          280         360          --           --          360
                             -------     -------     --------      -------     -------     -------     --------     --------
    Total direct costs        23,193       4,767           --       27,960      32,614       3,061           --       35,675
                             -------     -------     --------      -------     -------     -------     --------     --------
GROSS MARGIN:                 37,341       7,269           --       44,610      19,784       7,646           --       27,430
                             -------     -------     --------      -------     -------     -------     --------     --------
OPERATING EXPENSES:
  Selling and marketing        9,258       4,259           --       13,517       6,700       5,122           --       11,822
  Product development         10,063       2,384           --       12,447      10,104       2,471           --       12,575
  General and
    administrative                --          --       13,284       13,284          --          --       12,833       12,833
                             -------     -------     --------      -------     -------     -------     --------     --------
    Total operating
      expenses
                              19,321       6,643       13,284       39,248      16,804       7,593       12,833       37,230
                             -------     -------     --------      -------     -------     -------     --------     --------
SEGMENT OPERATING
  INCOME (LOSS)              $18,020     $   626     $(13,284)     $ 5,362     $ 2,980     $    53     $(12,833)    $ (9,800)
                             =======     =======     ========      =======     =======     =======     ========     ========

GROSS MARGIN PERCENTAGES:
  Software licenses              100%         78%           --          94%         99%         77%          --           90%
  Support and maintenance
   and professional
   services                       47%         45%          --           47%         24%         65%          --           30%
  Data center                     53%         53%          34%          34%
  Other                           35%         --           35%          21%         --          21%
                             -------     -------     --------      -------     -------     -------     --------     --------
    Total gross margin            62%         60%          --           61%         38%         71%          --           43%
                             =======     =======     ========      =======     =======     =======     ========     ========

         REVENUES. Total revenues increased by $9.5 million to $72.6 million for the three months ended March 31, 2002 from $63.1 million for the three months ended March 31, 2001, an increase of 15%. The increase in revenues resulted principally from increases in our software licenses, support and maintenance and data center fees. Approximately half of this increase was derived from the operations of SDI and Regency. During the three months ended March 31, 2002, software license revenue increased $7.4 million, or 53%; support and maintenance revenue increased $6.0 million, or 66%; and data center revenue increased $900,000, or 8%.

         The increase in support and maintenance revenues during the first three months of 2002 is primarily due to the increase in our installed customer base, which resulted from both organic growth and through the acquisitions of SDI and Regency.

         Professional services decreased $4.7 million, or 16%, during the three months ended March 31, 2002 to $24.8 million. This decrease is principally attributable to the decrease in the number of large customization projects that we are working on for large financial institutions. In future periods, we expect professional services revenues to become a smaller percentage of total revenues as we move towards a more packaged solution which requires less customization than our previous products.

         The increase in data center revenue was due to an increase in the number of financial institutions utilizing our data center solution and increased penetration of current mid-sized and community and regional financial institution customers. This increase was offset by the loss of one large data center customer based in Europe. Although we expect a larger percentage of our mid-sized financial institution customers to choose one of our data center solutions, we believe the impact of several expected large financial institution customer departures during 2002 will result in a decrease in data center revenue as compared with 2001. We expect that additional large financial institution customers will move their Internet banking platforms to in-house solutions. As those transitions are made, we expect the related revenue stream will move from data center to software license fees and support and maintenance fees.

         Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue remained consistent across comparable quarters. Other revenue generally fluctuates based on the mix of products and services sold.

         DIRECT COSTS AND GROSS MARGINS. Direct costs decreased by $7.7 million to $28.0 million for the three months ended March 31, 2002 from $35.7 million for the three months ended March 31, 2001, a decrease of 22%. Overall gross margins were 61% and 43% for the quarters ended March 31, 2002 and 2001, respectively. The decrease in direct costs and corresponding increase in gross margins are primarily the result of (1) reductions in employee headcount and higher cost outside contractors, (2) our ability to leverage existing data center infrastructure against increased revenues and (3) reduced facilities costs resulting from the consolidation of offices. Cost of revenues excludes charges for depreciation and amortization of property and equipment.

         Cost of software licenses for our financial institution software products are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. Cost of software licenses for our contact center automation products consist of fees paid for third-party software used in our products. Overall cost of software licenses decreased $164,000 to $1.2 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. We anticipate that cost of software licenses will increase in future periods as we license more of our new Enterprise products because these products include some software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold.

         Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance decreased $5.9 million, or 22%, to $21.3 million for the three months ended March 31, 2002. This decrease is primarily the result of reductions in professional services headcount, outside contractors and associated facilities costs to a level that is more closely aligned with the projects and services under contract. Gross margin on professional services, support and maintenance increased to 47% for the three months ended March 31, 2002, from 30% for the three months ended March 31, 2001.

         Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $1.6 million to $5.2 million for the three months ended March 31, 2002 from $6.8 million for the three months ended March 31, 2001. The decrease is primarily the result of reductions in personnel, outside contractors and purchases of non-capital equipment. The gross margin for data center operations was 53% and 34% for the three months ended March 31, 2002 and 2001, respectively.

         SELLING AND MARKETING EXPENSES. Total selling and marketing expenses increased by $1.7 million to $13.5 million for the three months ended March 31, 2002 from $11.8 million for the three months ended March 31, 2001. This increase is primarily attributable to strengthening of our sales team and marketing programs and increased sales force compensation associated with increased revenues as well as increases associated with the acquisition of SDI.

         PRODUCT DEVELOPMENT EXPENSES. Total product development expenses decreased by $128,000 to $12.4 million for the three months ended March 31, 2002 from $12.6 million for the three months ended March 31, 2001. Cost savings achieved from replacing outside contractors in our domestic operations with lower cost offshore contractors were offset by the additional costs of product development at SDI and Regency.

         During March 2002, we released for general availability the first two applications for S1 Enterprise Platform 1.0: Personal Banking 1.0 and Business Banking 1.0. While we historically have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release, we may be required to capitalize certain software development costs in the future.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased slightly by $451,000 to $13.3 million for the three months ended March 31, 2002 from $12.8 million for the three months ended March 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 18% for the three months ended March 31, 2002 from 20% for the same period in 2001. This decrease is attributable to our ability to leverage existing infrastructure against increasing revenues.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $1.3 million to $6.0 million for the three months ended March 31, 2002 from $7.4 million for the three months ended March 31, 2001, due to ongoing cost control measures related to capital expenditures.

         MERGER RELATED COSTS AND RESTRUCTURING CHARGES. During the three months ended March 31, 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of Point. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and Point office facilities and disposal of redundant or obsolete computer equipment. This merger related restructuring charge was offset partially by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this matter during the first quarter of 2002 for less than previously estimated.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the purchase price allocation for the acquisitions of Regency and Point during the three months ended March 31, 2002, we allocated $350,000 to acquired in-process research and development, which we expensed immediately in accordance with accounting rules.

         AMORTIZATION AND IMPAIRMENT OF ACQUISITION INTANGIBLES. Amortization and impairment of acquisition intangible assets decreased $15.7 million to $4.7 million for the three months ended March 31, 2002 from $20.4 million for the three months ended March 31, 2001. In connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we ceased recording amortization expense on goodwill and assembled workforce. This reduced our amortization expense for the three months ended March 31, 2002 by approximately $15.5 million.

         INTEREST, INVESTMENT AND OTHER INCOME, NET. Interest, investment and other income was $635,000 for the three months ended March 31, 2002, a decrease of $2.0 million from the three months ended March 31, 2001. During the three months ended March 31, 2001, we recorded a gain of $931,000 on the sale of investment securities available for sale. Additionally, interest income decreased during the three months ended March 31, 2002 due to a decrease in average cash to invest and a decrease in interest rates from the prior year period.

         LOSS ON SALE OF SUBSIDIARIES AND EQUITY INTEREST IN NET LOSS OF AFFILIATE. On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee, Inc. in a stock-for-stock transaction in which we received an ownership interest of approximately 33% in Yodlee. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. During the three months ended March 31, 2001, we recorded non-cash charges of $5.0 million based on our equity interest in the net loss of the affiliate. In the fourth quarter of 2002, we wrote down our equity investment in Yodlee to $1.0 million after which time we are not required to record our share of Yodlee's net losses.

         INCOME TAX BENEFIT. We recorded an income tax benefit of $444,000 during the three months ended March 31, 2002 compared to $202,000 for the three months ended March 31, 2001. The income tax benefit resulted from the amortization of intangible assets acquired in the acquisition of FICS offset by foreign income tax expense incurred in certain European countries.

LIQUIDITY AND CAPITAL RESOURCES

     The following tables show information about our cash flows during the three months ended March 31, 2002 and 2001 and selected balance sheet data as of March 31, 2002 and December 31, 2001:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------------------
                                                                    2002                     2001
                                                              --------------          ----------------
                                                                        (IN THOUSANDS)
Net cash provided by (used in) operating activities
    before changes in operating assets and liabilities        $        5,926          $        (6,771)
Change in operating assets and liabilities                           (3,599)                   (9,125)
                                                              --------------          ----------------
Net cash provided by (used in) operating activities                    2,327                  (15,896)
Net cash used in investing activities                                (5,520)                  (16,593)
Net cash provided by (used in) financing activities                    3,082                     (668)
Effect of exchange rates on cash and cash equivalents                  (125)                     (222)
                                                              --------------          ----------------
Net decrease in cash and cash equivalents                     $        (236)          $       (33,379)
                                                              ==============          ================


                                                                       AS OF
                                                         MARCH 31, 2002     DECEMBER 31, 2001
                                                         --------------     -----------------
                                                                  (IN THOUSANDS)
Cash and cash equivalents                                $     148,214       $     148,450
Working capital                                                127,920             129,827
Working capital, excluding deferred revenues                   164,727             157,326
Total assets                                                   400,807             372,037
Total stockholders' equity                                     294,686             274,618

         OPERATING ACTIVITIES. During the three months ended March 31, 2002, cash provided by operations was $2.3 million compared to cash used in operations of $15.9 million for the three months ended March 31, 2001. The improvement in net cash flows from operating activities generally reflects the decrease in our net loss plus the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

         Although we recorded a net loss of $6.7 million for the three months ended March 31, 2002, a significant portion of our loss was attributable to $10.8 million of depreciation and amortization expense, including acquisition intangibles.

         The change in operating assets and liabilities of $3.6 million was primarily due to a $4.6 million increase in accounts receivable and a decrease in accounts payable and accrued expenses of $5.3 million as a result of the timing of payments offset in part by an increase in deferred revenues.

     Cash used in operations for the quarter ended March 31, 2001 included the effects of:

         - our net loss for the period of $92.1 million offset by non-cash charges of approximately $85.3 million;

         -        a decrease in accounts receivable of $13.6 million; and

         - a reduction of accounts payable and accrued expenses of $25.9 million.

         INVESTING ACTIVITIES. Cash used in investing activities was $5.5 million for the three months ended March 31, 2002 compared to net cash used in investing activities of $16.6 million in the comparable period of 2001.

         In the first quarter of 2002, we paid $3.5 million, net of cash received, in connection with the acquisition of Regency and Point. In the first quarter of 2001, we sold our VerticalOne subsidiary, including $15.0 million in cash.

         During the three months ended March 31, 2002, we purchased $2.1 million of property and equipment as compared to $2.6 million in the same period in 2001. During 2002, our property and equipment purchases were primarily related to computer equipment.

         FINANCING ACTIVITIES. Cash provided by financing activities was $3.1 million for the three months ended March 31, 2002 compared to cash used in financing activities of $668,000 in the three months ended March 31, 2001. In the first quarter of 2002, we received $3.9 million from the sale of common stock under our employee stock plans. In the first quarter of 2001, we received $1.6 million from the sale of common stock under our employee stock plans.

         We paid $850,000 and $2.0 million for capital lease obligations in the three months ended March 31, 2002 and 2001, respectively. In 2001, we entered into an arrangement for a $10.0 million secured line of credit with a bank. At March 31, 2002, we had no outstanding borrowings and the full $10.0 million was available for borrowing under the secured line of credit.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company's 2001 Annual Report on Form 10-K. There have been no significant changes in our market risk from December 31, 2001.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  There is no material pending legal proceeding, other than routine litigation incidental to our business, to which S1 or its subsidiaries are a party or of which any of our property is the subject.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits

                  10.1 Employment Agreement between S1 and Jaime Ellertson dated April 27, 2001. *

                  10.2 Employment Agreement between S1 and James S. Mahan, III dated April 30, 2001. *

                  10.3 Employment Agreement between S1 and Peter Dunning dated January 14, 2002. *

                  ---------------

                  *        Management contract or compensatory plan.

(b)               Reports on Form 8-K.

                           S1 filed the following Current Report on Form 8-K
                  with the Securities and Exchange Commission (the "SEC") during the quarter ended March 31, 2002:

                  - Current Report on Form 8-K filed with the SEC on February 12, 2002 (date of report February 12, 2002) (regarding a press release announcing the results of operations for the fourth quarter of 2001).

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 15, 2002.

                                       S1 CORPORATION

                                       By: /s/ MATTHEW HALE
                                           ------------------------------------
                                            Matthew Hale
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)