Form 10-Q
period 2002-06-30
S1 CORP /DE/
filed 2002-08-14
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes ☒  No ☐

     Shares of common stock outstanding as of August 9, 2002: 70,243,229

S1 CORPORATION AND SUBSIDIARIES

QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I — FINANCIAL INFORMATION

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,732	$119,632
Short-term investments	23,088	28,818
Accounts receivable, net	62,033	56,502
Prepaid expenses	6,036	3,906
Other current assets	3,144	3,996

Total current assets	218,033	212,854
Property and equipment, net	37,372	41,253
Intangible assets, net	24,963	31,500
Goodwill, net	108,888	79,723
Other assets	9,347	6,707

Total assets	$398,603	$372,037

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,620	$4,617
Accrued compensation and benefits	15,888	19,884
Accrued restructuring	3,763	5,165
Accrued other expenses	23,853	19,937
Deferred revenues	34,252	27,499
Capital lease obligation	4,473	5,925

Total current liabilities	94,849	83,027
Deferred revenues	3,470	288
Capital lease obligation, excluding current portion	342	1,450
Deferred income tax liability	2,537	5,615
Accrued restructuring, excluding current portion	5,580	6,189
Other liabilities	914	850

Total liabilities	107,692	97,419

Stockholders’ equity:
Preferred stock	18,328	241,975
Common stock	709	614
Additional paid-in capital	1,894,889	1,640,972
Accumulated deficit	(1,619,501)	(1,607,148)
Accumulated other comprehensive loss	(3,514)	(1,795)

Total stockholders’ equity	290,911	274,618

Total liabilities and stockholders’ equity	$398,603	$372,037

Preferred shares issued and outstanding	1,398,244	1,635,744

Common shares issued and outstanding	70,902,663	61,444,554

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Software licenses	$25,061	$17,329	$46,230	$31,135
Support and maintenance	14,503	8,627	29,545	17,672
Professional services	24,861	27,786	49,679	57,347
Data center	10,569	11,857	21,677	22,095
Other	316	493	749	948

Total revenues	75,310	66,092	147,880	129,197

Operating Expenses:
Cost of software licenses	1,545	1,128	2,758	2,505
Cost of professional services, support and maintenance	22,678	21,098	43,939	48,286
Cost of data center	5,665	6,306	10,871	13,056
Cost of other revenue	302	298	582	658
Selling and marketing	15,122	13,084	28,639	24,906
Product development	13,076	13,081	25,523	25,656
General and administrative, including stock compensation expense of $224 and $899 in the three and six months ended June 30, 2002, respectively, and $339 and $584 in the three and six months ended June 30, 2001, respectively	12,842	11,126	26,126	23,959
Depreciation and amortization	5,944	7,275	11,987	14,648
Merger related costs and restructuring charges	—	9,211	2,022	9,211
Acquired in-process research and development	—	—	350	—
Amortization of acquisition intangibles	4,964	20,405	9,696	40,811

Total operating expenses	82,138	103,012	162,493	203,696

Operating loss	(6,828)	(36,920)	(14,613)	(74,499)
Interest and other income, net	643	1,125	1,278	3,771
Loss on sale of subsidiaries	—	(884)	—	(53,186)
Equity interest in net loss of affiliate	—	(8,598)	—	(13,627)

	(6,185)	(45,277)	(13,335)	(137,541)
Income tax benefit	538	1,689	982	1,891

Net loss	$(5,647)	$(43,588)	$(12,353)	$(135,650)

Basic and diluted net loss per common share	$(0.08)	$(0.74)	$(0.19)	$(2.32)

Weighted average common shares outstanding	68,718,193	58,628,960	65,449,413	58,403,759

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(12,353)	$(135,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization including acquisition intangibles	21,683	55,459
Acquired in-process research and development	350	—
Loss on sale of subsidiaries	—	53,186
Equity interest in net loss of affiliate	—	13,627
Compensation expense for stock options	899	584
Provision for doubtful accounts receivable and billing adjustments	2,714	2,936
Gain on the sale of investment securities available for sale	—	(931)
Benefit for deferred income taxes	(759)	(1,769)
Changes in assets and liabilities, excluding effects of divestitures and acquisitions:
(Increase) decrease in accounts receivable	(4,974)	16,542
(Increase) decrease in prepaid expenses and other assets	(1,098)	2,941
Increase (decrease) in accounts payable	6,807	(6,645)
Decrease in accrued expenses and other liabilities	(8,007)	(21,256)
Increase in deferred revenues	3,940	14,529

Net cash provided by (used in) operating activities	9,202	(6,447)

Cash flows from investing activities:
Net cash paid in connection with acquisitions and divestitures	(3,943)	(15,073)
Maturities of short-term investment securities	29,812	25,750
Purchases of short-term investment securities	(24,082)	(37,108)
Purchase of long-term certificate of deposit	(2,500)	—
Proceeds from sales of investment securities available for sale	—	1,044
Purchases of property and equipment	(7,304)	(7,124)

Net cash used in investing activities	(8,017)	(32,511)

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	4,570	2,721
Payments on capital lease obligations	(2,598)	(3,516)
Payments on borrowings	—	(3,822)

Net cash provided by (used in) financing activities	1,972	(4,617)

Effect of exchange rate changes on cash and cash equivalents	943	(379)

Net increase (decrease) in cash and cash equivalents	4,100	(43,954)
Cash and cash equivalents at beginning of period	119,632	153,505

Cash and cash equivalents at end of period	$123,732	$109,551

Non-cash investing and financing activities:
Equity interest in affiliate received in connection with subsidiary sold	$—	$62,900
Conversion of preferred stock to common stock	225,778	—
Acquisition of businesses through issuance of common stock	22,768	—
Liabilities assumed	9,990	—

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

     S1 Corporation is a global provider of enterprise software solutions for financial organizations including banks, credit unions, insurance companies and investment firms. Our solutions automate the channels by which financial institutions interact with their customers. These channels target full-service channels that support a person-to-person interaction, such as talking to a teller in a bank branch or working with an insurance agent or a customer support representative over the phone, and self-service channels that support person-to-machine interactions conducted via the Internet, interactive voice response units (IVR) or automated teller machines (ATMs). Our solutions also support automated, or machine-to-machine, interactions. Our applications are designed to support all of the financial institution’s market segments from retail end-users to small businesses to large corporations, as well as financial institution employees including bank tellers, insurance agents, contact center representatives and financial advisors. In addition, we provide customer relationship management (CRM), wealth management and statutory financial reporting solutions for global, national, regional and local financial organizations. We offer account aggregation services through our reseller relationship with our affiliate Yodlee, Inc.

     Through our Edify Corporation subsidiary, we provide self-service and assisted service applications to companies in a variety of industries, including principally retail, transportation, telecommunications and financial services. Because Edify’s solutions are not designed specifically for financial institutions, which is our primary strategic market, we report its operations as a separate segment, referred to as the “contact center automation” segment. In July 2002, we announced our plan to sell this business together with the non-financial business of our recently acquired Point Holdings operations. Following the planned divestiture of these combined businesses, all of our remaining businesses will be focused on our strategic financial services market.

     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2002 and our results of operations for the three and six months ended June 30, 2002 and cash flows for the six months ended June 30, 2002. The data in the condensed consolidated balance sheet as of December 31, 2001 was derived from our audited consolidated balance sheet as of December 31, 2001, as presented in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain items in the prior financial statements have been reclassified to conform to the current presentation. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. We are required to adopt this statement no later than January 1, 2003 and do not expect it to have a material impact on our consolidated financial statements.

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

     We will apply SFAS No. 144 in accounting for our planned divestiture of our contact center automation segment. As a result, beginning with our financial statements for the quarter ending September 30, 2002, we will:

•	present the total assets of the contact center automation segment on one line in our consolidated balance sheets for all periods presented, which will require a retroactive reclassification of those assets for prior periods previously reported;
•	present the total liabilities of the contact center automation segment on one line in our consolidated balance sheets for all periods presented, which will require a retroactive reclassification of those liabilities for prior periods previously reported;
•	present the results of operations for the contact center automation segment as “discontinued operations” on one line in our consolidated statements of operations for all periods presented, which will require a retroactive reclassification of that segment’s revenues and expenses for prior periods previously reported; and
•	discontinue depreciation of fixed assets and amortization of intangible assets associated with the contact center automation segment;

     The classification of the contact center automation segment’s assets and liabilities as “held for sale” will continue until such time that we sell the business, which we anticipate will happen in the next 12 months.

     In November 2001, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit’s fair value can be established. We adopted EITF 01-09 effective January 1, 2002 with no material impact on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In this statement, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. This statement also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this statement will be effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt this statement as required and do not expect it to have a material impact on our financial statements.

3. ACQUISITIONS

     On February 14, 2002, we completed the acquisition of Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. The Regency acquisition enhanced our product offering with a telephone banking solution for community and mid-market banks and added over 1,000 customers. We accounted for the acquisition of Regency using the purchase method of accounting prescribed by SFAS No. 141. For accounting purposes, we treated the acquisition as if it had occurred on February 1, 2002. Accordingly, our consolidated results of operations for the six months ended June 30, 2002 include five months of operating results for Regency.

     On March 27, 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based multi-channel CRM provider. The acquisition of Point strengthened our product offering, extended our insurance customer base and expanded our presence in Europe. We accounted for the acquisition of Point using the purchase method of accounting prescribed by SFAS No. 141. For accounting purposes, we treated the acquisition as if it had occurred on March 31, 2002. Accordingly, our consolidated results of operations for the six months ended June 30, 2002 include three months of operating results for Point.

     Under the terms of the acquisition agreements, we issued common stock and paid cash to the sellers and paid direct acquisition costs, including principally advisory, legal and accounting fees. The values of the common shares were determined based on the average market price of our common shares over the 2 day trading period before and the 2 day trading period after the respective acquisition agreements were signed, less the estimated costs to register the securities. We calculated the purchase price for Regency and Point as follows (in thousands, except share data):

	Regency	Point

Acquisition date	2/14/2002	3/27/2002
Common shares issued	400,561	1,073,986
Value of common shares issued	$6,051	$16,717
Cash consideration	6,478	500
Direct acquisition costs	70	633

Total purchase price	$12,599	$17,850

     Under the terms of the Regency acquisition agreement, if the aggregate market value of the common stock issued to the selling shareholder, based on the average stock price for the 10 trading days immediately preceding the effective date of the registration statement for those shares, declined below $5.1 million, we agreed to pay the selling shareholder the difference. Accordingly, in May 2002, due to the decrease in our stock price, we were required to pay the selling shareholder additional cash of $478,000 under the terms of this arrangement. The additional payment to the selling shareholder is reflected in the financial statements as of June 30, 2002 and the table presented above.

     The Regency business and the operations of the Point business that are focused on financial institutions are included in the financial institutions segment. The remaining Point operations (those that are not focused on financial institutions) are included in the contact center automation segment. We assigned the entire amount of goodwill stemming from the Regency acquisition to the financial institutions segment. We allocated the goodwill associated with the Point acquisition between the financial institutions segment and contact center automation segment. The amounts allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. We expect the projects under development at the time of the acquisitions to be completed within 12 months of the acquisition dates. Costs incurred to complete these projects are expected to be less than $2.1 million in the aggregate.

     We assigned the total purchase price to the net assets and identifiable intangible assets of the acquired entities with the remaining amount assigned to goodwill. The value assigned to the identifiable intangible assets was based on an analysis performed by an independent third party as of the date of the acquisitions. We are in the process of finalizing these valuations; thus, the purchase price allocations are preliminary and subject to change. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Regency	Point

Current assets	$1,027	$6,664
Property and equipment	250	552
Other non-current assets	31	—
Developed technology (1)	2,600	2,200
In-process research and development (2)	200	150
Customer relationship assets (3)	3,900	1,500
Goodwill	8,611	12,754
Current liabilities	(3,977)	(5,970)
Non-current liabilities	(43)	—

Total purchase price	$12,599	$17,850

(1)	Developed technology has an estimated useful life of five years.
(2)	We expensed in-process research and development immediately upon closing the acquisitions.
(3)	Regency’s customer relationship assets have an estimated useful life of ten years and Point’s customer relationships have an estimated useful life of five years.

     We did not present unaudited pro forma results of the operations of S1 and the acquired companies for the six months ended June 30, 2002 or the three and six months ended June 30, 2001 because our pro forma results for those periods would not be materially different from our actual results for those periods.

     In May 2002, we amended the purchase agreement for Software Dynamics, Inc., a business we acquired in September 2001. The amendment eliminated a contingency associated with the total consideration paid for SDI. Previously, we did not assign the full value of the series E preferred stock issued to the sellers because of a contingency that may have required the sellers to return up to $2.1 million of the series E preferred stock. As a result of the amendment, the condition was removed and we reflected the full value of the series E preferred stock issued to the sellers by increasing the reported value of the series E preferred stock. The additional purchase price was assigned to goodwill.

4. SHORT TERM INVESTMENTS

     Short term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. All of these investments are held to maturity and are reported at amortized cost. We have the ability and the intent to hold these investments to maturity. The fair value of these investments is not significantly different from their carrying value at June 30, 2002.

     Certain of our investments are made with financial institutions who are also our customers. These investments are made at market rates in arms-length transactions.

5. GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF SFAS No. 142

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. For S1, the standards became effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002. We implemented SFAS 142 on January 1, 2002 with the following effects:

•	We reclassified $7.0 million of unamortized assembled workforce intangible assets into goodwill.

•	We discontinued amortization on goodwill and assembled workforce of $64.5 million, excluding goodwill recorded for the Software Dynamics Inc. transaction that was never subject to amortization. We estimate that the resulting reduction of amortization expense will be approximately $55.5 million for 2002, $6.8 million for 2003 and $2.2 million for 2004.

•	We performed a transitional goodwill impairment test as of January 1, 2002. The impairment test required us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. Based on the results of the transitional impairment test, we believe that the fair value of our reporting units exceed their carrying value. Accordingly, we concluded that our goodwill was not impaired at January 1, 2002.

     Following the transitional impairment test, our goodwill balances will be subject to impairment tests using the same process described above, at least once annually. If the carrying value of any reporting unit exceeds its fair value in future periods, we will determine the amount of any goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations.

     At June 30, 2002, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization

	(In thousands)
Purchased and acquired technology	$40,752	$(26,330)
Customer relationships	30,796	(20,255)
Other	48	(48)

Total	$71,596	$(46,633)

     We recorded amortization expense of $5.0 million and $9.7 million during the three and six months ended June 30, 2002, respectively. We estimate aggregate amortization expense by operating segment for 2002 and the next four calendar years to be as follows (in thousands):

	2002	2003	2004	2005	2006

Financial institutions	$15,618	$3,175	$2,208	$2,208	$2,208
Contact center automation (1)	1,517	—	—	—	—

(1)	In connection with the classification of our contact center automation business as “held-for-sale” in July 2002, we discontinued amortization of intangible assets associated with that business as required by SFAS No. 144. Accordingly, the total amortization expense for the contact automation segment for 2002 and the next four calendar years presented above only includes amortization expense for the six months ended June 30, 2002.

     The changes in the carrying value of our goodwill for the six months ended June 30, 2002 are as follows:

	Financial	Contact Center
	Institutions	Automation	Total

	(In thousands)
Balance, January 1, 2002	$70,909	$15,861	$86,770
Goodwill acquired	13,330	8,035	21,365
Purchase price adjustment for SDI	2,131	—	2,131
Utilization of acquisition related income tax benefits	(1,378)	—	(1,378)

Balance, June 30, 2002	$84,992	$23,896	$108,888

     The goodwill allocated to the contact center automation segment reflects the estimated amount of goodwill associated with the operations of Point that are not focused on financial institutions. The allocation of goodwill from the Point acquisition to the operating segments is preliminary as of the date of this report.

     The following table shows our net loss and net loss per share as adjusted for amortization of goodwill and assembled workforce for all periods reported in our statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Reported net loss	$(5,647)	$(43,588)	$(12,353)	$(135,650)
Add back: Goodwill amortization	—	16,132	—	32,264
Add back: Assembled workforce amortization	—	526	—	1,052

Adjusted net loss	$(5,647)	$(26,930)	$(12,353)	$(102,334)

Basic and diluted net loss per share:
Reported net loss per share	$(0.08)	$(0.74)	$(0.19)	$(2.32)
Add back: Goodwill amortization	—	0.27	—	0.55
Add back: Assembled workforce amortization	—	0.01	—	0.02

Adjusted net loss per share	$(0.08)	$(0.46)	$(0.19)	$(1.75)

6. STOCKHOLDERS’ EQUITY

     On April 30, 2002, our series D convertible preferred stock automatically converted into S1 common stock at a rate of 29.283 common shares for each preferred share. Accordingly, we issued 6,954,712 shares of S1 common stock in exchange for 237,500 shares of series D convertible preferred stock.

7. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(5,647)	$(43,588)	$(12,353)	$(135,650)
Foreign currency translation adjustment	(1,076)	(880)	(1,643)	(3,311)
Unrealized (loss) gain on investment securities available for sale, net of taxes	(35)	(60)	(76)	153

Comprehensive loss	$(6,758)	$(44,528)	$(14,072)	$(138,808)

8. MERGER RELATED AND RESTRUCTURING CHARGES

     In connection with the acquisition of Point, we incurred merger related costs of $3.7 million related to exit costs for certain of our European operations during the first quarter of 2002. Under this exit plan, we will reduce headcount, consolidate offices and dispose of redundant equipment. Additionally, during the first quarter of 2002, we reduced merger related accruals of $1.7 million related to the settlement of pending litigation for less than the amount originally accrued.

     In 2000 and 2001, we approved restructuring plans to streamline our global operations and to consolidate product development in our financial institutions segment. As a result of the plans, we reduced our workforce and closed several of our facilities worldwide. At various times during 2001, we determined that, as a result of weakening conditions in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the currently anticipated costs. The restructuring reserves as of December 31, 2001 and June 30, 2002 and their utilization for the six months ended June 30, 2002 are summarized as follows:

	Personnel Costs	Lease Costs	Other	Total

	(In thousands)
Balance, December 31, 2001	$78	$10,716	$560	$11,354
Amounts utilized	(37)	(1,974)	—	(2,011)

Balance, June 30, 2002	$41	$8,742	$560	$9,343

     We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $9.3 million, of which we anticipate to pay approximately $3.8 million within the next twelve months.

9. SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

     We operate and manage S1 in two business segments: financial institutions and contact center automation. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for financial institutions worldwide, available as in-house solutions or solutions that can be hosted by us in one of our data centers. Through the contact center automation segment we offer customer interaction solutions, including: interactive voice response, voice recognition, e-mail management, web chat navigation and collaboration and computer telephony integration. In July 2002, we announced our plan to sell the contact center automation business together with the non-financial business of our recently acquired Point Holdings operations. Following the planned divestiture of these combined businesses, all of our remaining businesses will be focused on our strategic financial services market.

     We evaluate the performance of our operating segments based on their contribution before interest, other income (expense) and taxes, as reflected in the tables presented below for the three and six months ended June 30, 2002 and 2001. We do not use any asset-based metrics to measure the operating performance of our segments.

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

	Financial	Contact Center		Financial	Contact Center
	Institutions	Automation	Total	Institutions	Automation	Total

Revenues	$62,631	$12,679	$75,310	$52,305	$13,787	$66,092
Operating expenses:
Direct costs	24,695	5,495	30,190	25,268	3,562	28,830
Selling and marketing	10,071	5,051	15,122	7,113	5,971	13,084
Product development	10,575	2,501	13,076	10,738	2,343	13,081
General and administrative	11,397	1,445	12,842	9,713	1,413	11,126
Depreciation and amortization	5,437	507	5,944	6,611	664	7,275
Merger related and restructuring costs	—	—	—	9,211	—	9,211
Amortization of acquisition intangibles	4,147	817	4,964	15,605	4,800	20,405

Total operating expenses	66,322	15,816	82,138	84,259	18,753	103,012

Segment operating loss	$(3,691)	$(3,137)	$(6,828)	$(31,954)	$(4,966)	$(36,920)

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

	Financial	Contact Center		Financial	Contact Center
	Institutions	Automation	Total	Institutions	Automation	Total

Revenues	$123,164	$24,716	$147,880	$104,702	$24,495	$129,197
Operating expenses:
Direct costs	47,888	10,262	58,150	57,605	6,900	64,505
Selling and marketing	19,329	9,310	28,639	13,055	11,851	24,906
Product development	20,638	4,885	25,523	20,570	5,086	25,656
General and administrative	23,290	2,836	26,126	20,791	3,168	23,959
Depreciation and amortization	10,919	1,068	11,987	13,326	1,322	14,648
Merger related and restructuring costs	2,022	—	2,022	9,411	(200)	9,211
Acquired in-process research and development	255	95	350	—	—	—
Amortization of acquisition intangibles	8,179	1,517	9,696	31,211	9,600	40,811

Total operating expenses	132,520	29,973	162,493	165,969	37,727	203,696

Segment operating loss	$(9,356)	$(5,257)	$(14,613)	$(61,267)	$(13,232)	$(74,499)

     Currently, we have two major customers (defined as those customers who contribute more than 10% of total revenues) in the financial institutions segment. We derived 27% and 39% of our total revenues in the financial institutions segment from State Farm Mutual Automobile Insurance Company during the six months ended June 30, 2002 and 2001, respectively.

     The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 18% of our total revenues in the financial institutions segment during the six months ended June 30, 2002. This customer contributed less than 10% of our total revenues for the same period in 2001. Effective April 1, 2002, we amended the terms of our arrangement with this customer. Under the terms of the revised agreement, we will provide a subscription license until December 31, 2003 (previously the contract expired in 2005), data center services through December 31, 2004 and professional services, for which we expect to receive total fees of $73.3 million. Of this total amount, we expect to record license revenue of approximately $57.2 million ratably over the term of the subscription license. Under the subscription license agreement, the customer is entitled to unspecified S1 products, as well as unspecified upgrades and enhancements over the term of the license.

10. NET LOSS PER COMMON SHARE

     We calculate basic net loss per common share as the loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses, the issuance of additional shares of common stock through the exercise of stock options or stock warrants or upon the conversion of preferred stock would have an anti-dilutive effect on our net loss per share. The total number of common shares that would have been included in our computation of diluted loss per share if they had been dilutive is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average common shares outstanding	68,718	58,629	65,449	58,404
Weighted average effect of common stock equivalents:
Convertible preferred stock	3,815	8,215	6,231	8,215
Stock options	2,799	3,990	4,806	3,498

Weighted average diluted shares outstanding	75,332	70,834	76,485	70,117

11. SUBSEQUENT EVENTS

     On July 30, 2002, we announced our intent to pursue the sale of our contact center automation assets, composed primarily of our Edify Corporation subsidiary and the non-financial assets of the acquired Point business. Beginning in the third quarter, we will account for this business as “held for sale” and present its results as discontinued operations according to the provisions of SFAS No. 144.

     In July 2002, our board of directors approved a $10.0 million stock repurchase program. This program has been and will continue to be funded from available cash and short-term investments. Through August 14, 2002, we repurchased 832,500 shares of our common stock for $3.6 million under this program.

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

     In our financial institutions segment, we generate revenues from two principal product groups: Enterprise (or multi-channel) financial solutions and legacy (or single channel) financial solutions. We define Enterprise revenue as those fees that we earn from sales of our recently released Enterprise applications, such as Personal Banking 1.0 or Business Banking 1.0, as well as fees that we earn from customers who have signed an Enterprise agreement. Revenues from single channel financial solutions represent fees that we earn from customers who only use one of our channel solutions. Our strategy is to upgrade all of our customers to the Enterprise platform and cross sell and up sell additional channel applications to our installed base of customers to migrate them to an Enterprise solution. During the three months and six months ended June 30, 2002, we recorded revenue of $7.1 million and $9.5 million, respectively, from our Enterprise solutions. In future periods, we expect revenues from our Enterprise solutions to increase as a percentage of our total revenues.

     Currently, we have two major customers (defined as those who contribute more than 10% of total revenues) in the financial institutions segment. Revenues from a major customer in the United States were 27% and 40% of our total revenues in the financial institutions segment during the three months ended June 30, 2002 and 2001, respectively, and 27% and 39% for the six months ended June 30, 2002 and 2001, respectively. The revenue from this customer for the three-month and six-month periods ended June 30, 2002 decreased $4.0 million and $7.6 million from the same periods in 2001 due to a decrease in co-development projects performed for that customer in 2002. We expect that co-development revenues from this major customer will continue to decrease in future periods. Co-development revenue is a component of “professional services revenues” in our statements of operations.

     The other major customer, a European financial institution, accounted for 16% and 18% of our total revenues in the financial institutions segment during the three months and six months ended June 30, 2002, respectively. This customer contributed less than 10% of our total revenues for the same periods in 2001. Effective April 1, 2002, we amended the terms of our arrangement with this customer. Under the terms of the revised agreement, we will provide a subscription license until December 31, 2003 (previously the contract expired in 2005), data center services through December 31, 2004 and professional services, for which we expect to receive total fees of $73.3 million. Of this total amount, we expect to record license revenue of approximately $57.2 million over the term of the subscription license.

     Our results of operations and cash flows during the three and six months ended June 30, 2002 were affected by the results of operations from acquired businesses, including Software Dynamics, Inc. (September 2001), Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd. (March 2002). Revenues and expenses from the operations of these acquired businesses were included in our current year operations from their respective dates of acquisition. Our prior year results do not include results of operations for these acquired businesses. During the three months and six months ended June 30, 2002, we recorded total revenues of $15.0 million and $21.9 million in these acquired businesses. We believe that the results achieved in the acquired businesses significantly exceed that which they would have achieved on a stand-alone basis. We made these acquisitions because the acquired products and technologies are integral to our Enterprise suite of applications. We have been able to cross sell existing S1 offerings into the acquired customer base and acquired product offerings into our existing customer base. Furthermore, we believe that we have been able to leverage our combined resources to increase the sales opportunities for these acquired products, especially those of SDI, whose revenues increased approximately 46% and 35% during the three months and six months ended June 30, 2002 over the same periods in 2001, respectively. You should also read our discussion of “Acquisitions” below and in Note 3 to our condensed consolidated financial statements.

     In addition, our results of operations were affected by the adoption of a new accounting principle, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Effective January 1, 2002, we stopped amortizing goodwill and assembled workforce. Amortization of these intangible assets is included in our prior year results. Retroactive application of this new accounting treatment is prohibited by SFAS 142. However, pro forma results for our prior periods are presented in Note 5 to our condensed consolidated financial statements giving effect to the accounting change as if it were applicable to those prior periods.

     During the six months ended June 30, 2002, we continued our transition to a new business focus and a new market – multi-channel integrated applications. During March 2002, we released for general availability the first two applications to be deployed on the Enterprise Platform: S1 Personal Banking 1.0 and S1 Business Banking 1.0. Recently, we completed implementation and moved into live production with our first Enterprise customer.

     We are continually reviewing our cost structure on a worldwide basis and look for additional ways to streamline our operations. In the second and third quarters of 2002, we realigned our resources domestically and internationally in both the financial institutions and contact center automation segments to match costs with expected revenues. Before the additional personnel from acquisitions, we reduced our headcount by approximately 100 people in all areas of our business.

     During July 2002, we realigned our product development organization to be more efficient. The realignment effort included creating six “centers of excellence” throughout the world: four in the United States, one in Europe and one in Asia. We will continue to consolidate domain expertise in these locations taking into consideration the skills of the local development organization and the local workforce and the skills of the product development workforce added through our recent acquisitions of Regency and Point.

     In July 2002, we announced our intent to pursue the sale of our contact center automation assets, composed of our Edify Corporation subsidiary and the non-financial assets of our recently acquired Point business. Beginning in the third quarter, we will account for these combined businesses as “held for sale” and present their combined results under “discontinued operations.” You should read Note 2 to our condensed consolidated financial statements for a more complete description of the accounting treatment that will be applied to the contact center automation segment in the third quarter.

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

     The consolidated financial statements include the results of operations for the acquired companies from the date of acquisition, which for accounting purposes was February 1, 2002 for Regency and March 31, 2002 for Point. Regency is part of our financial institutions segment. Point operations related to financial institution customers have been included in the financial institutions segment. The remaining Point operations have been included in the contact center automation segment.

Comparison of the Three Months Ended June 30, 2002 and 2001

     The following table presents selected financial data for our operating segments for the three months ended June 30, 2002 and 2001. We evaluate the performance of our operating segments based on their contribution before interest, other income (expense) and taxes. The results of the financial institutions segment (FI) for the three months ended June 30, 2002 include the acquired operations of SDI, Regency and the financial institution business of Point, hereafter referred to as the “acquired FI businesses.”

Selected Financial Data
(dollars in thousands)

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

	Financial	Contact Center		Financial	Contact Center
	Institutions	Automation	Total	Institutions	Automation	Total

Revenues
Software licenses	$19,548	$5,513	$25,061	$9,339	$7,990	$17,329
Support and maintenance	9,613	4,890	14,503	5,517	3,110	8,627
Professional services	22,585	2,276	24,861	25,099	2,687	27,786
Data center	10,569	—	10,569	11,857	—	11,857
Other	316	—	316	493	—	493

Total revenues	62,631	12,679	75,310	52,305	13,787	66,092

Direct costs:
Software licenses	47	1,498	1,545	220	908	1,128
Support and maintenance and professional services	18,681	3,997	22,678	18,444	2,654	21,098
Data center	5,665	—	5,665	6,306	—	6,306
Other	302	—	302	298	—	298

Total direct costs	24,695	5,495	30,190	25,268	3,562	28,830

Operating expenses:
Selling and marketing	10,071	5,051	15,122	7,113	5,971	13,084
Product development	10,575	2,501	13,076	10,738	2,343	13,081
General and administrative	11,397	1,445	12,842	9,713	1,413	11,126
Depreciation and amortization	5,437	507	5,944	6,611	664	7,275
Merger related costs and restructuring charges	—	—	—	9,211	—	9,211
Amortization of acquisition intangibles	4,147	817	4,964	15,605	4,800	20,405

Total operating expenses	41,627	10,321	51,948	58,991	15,191	74,182

Segment operating loss	$(3,691)	$(3,137)	$(6,828)	$(31,954)	$(4,966)	$(36,920)

Gross margin percentages:
Software licenses	100%	73%	94%	98%	89%	93%
Support and maintenance and professional services	42%	44%	42%	40%	54%	42%
Data center	46%	—	46%	47%	—	47%
Other	4%	—	4%	40%	—	40%

Total gross margin	61%	57%	60%	52%	74%	56%

     Revenues. Total revenues increased by $9.2 million to $75.3 million for the three months ended June 30, 2002 compared to $66.1 million for the same period in 2001, an increase of 14%. The increase in total revenues resulted from a $10.3 million increase in our financial institutions segment, offset by a $1.1 million decrease in our contact center automation segment.

     Software license revenues in our financial institutions segment were $19.5 million for the three months ended June 30, 2002, an increase of $10.2 million from the same period in 2001. Although most of our license revenue has to be replaced each period, license revenue earned from our major customer in Europe comprised $8.2 million of our license revenue during the three months ended June 30, 2002. This revenue comes from a subscription license which will continue through December 2003. Enterprise license revenues for the quarter were $4.3 million. Single channel licenses comprise the remainder of the license revenues. License revenues generated from products from the acquired FI businesses, which are included in both Enterprise and single point solutions totaled $5.6 million.

     Support and maintenance revenues in our financial institutions segment were $9.6 million for the three months ended June 30, 2002, an increase of $4.1 million from the same period in 2001. The increase is primarily attributable to support and maintenance fees earned from the acquired FI businesses.

     Professional services revenues in our financial institutions segment were $22.6 million for the three months ended June 30, 2002, a decrease of $2.5 million from the same period in 2001. This decrease is principally attributable to the decrease in professional services revenues from co-development projects for our major US customer previously described in this report, partially offset by increases from the acquired businesses. In future periods, we expect professional services revenues to become a smaller percentage of total revenues as large projects are completed and as we move towards a more packaged Enterprise solution which requires less customization than our legacy products.

     Data center revenues were $10.6 million for the three months ended June 30, 2002, a decrease of $1.3 million from the same period in 2001. The decrease in data center revenue was primarily due to the loss of several large data center customers, offset by an increase in the number of community and mid-sized financial institutions utilizing S1 solutions in our data centers. Although we expect a larger percentage of our community and mid-sized financial institution customers to choose one of our data center solutions, we believe that the impact of expected large financial institution customer departures during 2002 will result in a decrease in data center revenue as compared with 2001. We expect that additional large financial institution customers will move their Internet banking platforms to one of our in-house solutions. As those transitions are made, we expect the to replace these data center revenue streams with software license fees and support and maintenance fees. The acquired FI businesses do not have a data center solution; accordingly, there was no data center revenue from the acquired FI businesses during the three months ended June 30, 2002.

     Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold.

     Revenues in our contact center automation segment decreased $1.1 million during the three months ended June 30, 2002 from $13.8 million for the same period in 2001. The decrease is comprised of a $4.0 million decrease in revenue from the Edify business offset by $2.9 million of revenue from the non-financial customers of our recently acquired Point business. The decrease in Edify revenues (principally license and professional services) resulted from poor economic conditions in the primary markets that we have focused our Edify products – telecommunications, travel and retail.

     Direct Costs and Gross Margins. Direct costs increased by $1.4 million to $30.2 million for the three months ended June 30, 2002 from $28.8 million for the three months ended June 30, 2001, an increase of 5%. Overall gross margins were 60% and 56% for the three months ended June 30, 2002 and 2001, respectively. Direct costs exclude charges for depreciation and amortization of property and equipment.

     Our financial institutions segment direct costs decreased slightly to $24.7 million for the three months ended June 30, 2002 from $25.3 million for same period in 2001. Gross margins for the financial institutions segment were 61% and 52% for the three months ended June 30, 2002 and 2001, respectively. The overall decrease in direct costs and corresponding increase in gross margins are primarily the result of reductions in employee headcount and higher cost outside contractors, and reduced facilities costs resulting from the consolidation of offices, offset by the added costs of the acquired FI businesses.

     Gross margins for our contact center automation segment decreased to 57% for the quarter ended June 30, 2002 from 74% for the prior year period. This decrease resulted from reduced license revenues as a percentage of the total as well as decreases in both license and services margins due to product mix and competitive pricing pressure.

     Direct costs of software licenses for our contact center automation segment consist of third-party software used in the products. Fluctuations in this cost result from changes in the mix of products sold during a particular period, which include third party software components.

     Cost of software licenses for our financial institution software products are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. We anticipate that cost of software licenses will increase in future periods as we license and install more of our new Enterprise products because these products include some software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold.

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $22.7 million for the three months ended June 30, 2002, an increase of $1.6 million from the same period in 2001. The increase resulted from the added costs of the acquired businesses, offset by reductions in professional services headcount, outside contractors and associated facilities costs.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $641,000 to $5.7 million for the three months ended June 30, 2002 from $6.3 million for the three months ended June 30, 2001. The decrease is primarily the result of reductions in personnel, outside contractors and purchases of non-capital equipment.

     Selling and Marketing Expenses. Total selling and marketing expenses increased by $2.0 million to $15.1 million for the three months ended June 30, 2002 from $13.1 million for the three months ended June 30, 2001. This increase is primarily attributable to the added costs of the acquired businesses.

     Product Development Expenses. Total product development expenses remained flat at $13.1 million for the three months ended June 30, 2002 and 2001. Cost savings achieved from realignment of our product development organization in 2001, including replacing outside contractors in our domestic operations with lower cost offshore contractors, were offset by the added costs of the acquired businesses. Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release; however, we may be required to capitalize certain software development costs in the future.

     General and Administrative Expenses. General and administrative expenses increased by $1.7 million to $12.8 million for the three months ended June 30, 2002 from $11.1 million for the three months ended June 30, 2001. As a percentage of revenues, general and administrative expenses remained constant at 17% for the three months ended June 30, 2002 and 2001. The increase in general and administrative expenses resulted principally from the added costs of the acquired businesses.

     Depreciation and Amortization. Depreciation and amortization decreased to $5.9 million for the three months ended June 30, 2002 from $7.3 million for the three months ended June 30, 2001, due to reductions in capital expenditures during recent periods as compared with those made in 1999 and 2000. A significant portion of those items that we bought in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2001. This decrease was offset partially by the added costs of the acquired businesses.

     We discontinued depreciation and amortization of fixed assets for the contact center automation segment in July 2002, as required for assets held for sale.

     Merger Related Costs and Restructuring Charges. During the three months ended June 30, 2001, we approved a restructuring plan related to the streamlining of our European operations. In connection with this plan, we reduced our European workforce by approximately 77 people and consolidated most of our European operations into two locations. As a result, we recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan. During the same period in the prior year, as a result of a softening in the domestic real estate markets, we determined our original estimate of costs to dispose of our unused real estate was below the currently anticipated costs. Accordingly, we recorded a charge of $3.6 million to increase our restructuring reserves that were previously established.

     Amortization of Acquisition Intangibles. Amortization of acquisition intangible assets decreased $15.4 million to $5.0 million for the three months ended June 30, 2002 from $20.4 million for the three months ended June 30, 2001. In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on

January 1, 2002, we stopped recording amortization expense on goodwill and assembled workforce. This reduced our amortization expense for the three months ended June 30, 2002 by approximately $15.5 million. Otherwise the expiration of amortized assets was completely offset by additional amortization associated with the other intangible assets of the acquired businesses. We discontinued amortization of acquisition intangibles for the contact center automation segment in July 2002, as required for assets held for sale.

     Interest and Other Income, Net. Interest and other income was $643,000 for the three months ended June 30, 2002, a decrease of $482,000 from the three months ended June 30, 2001. Interest and investment income decreased during the three months ended June 30, 2002 due principally to a decrease in interest rates from the prior year period.

     Loss on Sale of Subsidiaries and Equity Interest in Net Loss of Affiliate. During the three months ended June 30, 2001, we recorded a non-cash charge of $8.6 million based on our equity interest in the net loss of Yodlee and the amortization of the underlying intangible assets. In the fourth quarter of 2001, we wrote down our equity investment in Yodlee to $1.0 million after which time we are not required to record our share of Yodlee’s net losses.

     During the three months ended June 30, 2001, we recorded a charge of $884,000 in connection with the sale of our subsidiary Write! N.V.

     Income Tax Benefit. We recorded an income tax benefit of $538,000 during the three months ended June 30, 2002 compared to $1.7 million for the three months ended June 30, 2001. The income tax benefit resulted from the amortization of intangible assets acquired in the acquisition of FICS offset by foreign income tax expense incurred in certain European countries. The decrease in the benefit is principally attributable to increases in taxable foreign income.

Comparison of the Six Months Ended June 30, 2002 and 2001

     The following table presents selected financial data for our operating segments for the six months ended June 30, 2002 and 2001. We evaluate the performance of our operating segments based on their contribution before interest, other income (expense) and taxes.

Selected Financial Data
(dollars in thousands)

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

	Financial	Contact Center		Financial	Contact Center
	Institutions	Automation	Total	Institutions	Automation	Total

Revenues
Software licenses	$35,169	$11,061	$46,230	$17,440	$13,695	$31,135
Support and maintenance	20,216	9,329	29,545	11,286	6,386	17,672
Professional services	45,353	4,326	49,679	52,933	4,414	57,347
Data center	21,677	—	21,677	22,095	—	22,095
Other	749	—	749	948	—	948

Total revenues	123,164	24,716	147,880	104,702	24,495	129,197

Direct costs:
Software licenses	49	2,709	2,758	390	2,115	2,505
Support and maintenance and professional services	36,386	7,553	43,939	43,501	4,785	48,286
Data center	10,871	—	10,871	13,056	—	13,056
Other	582	—	582	658	—	658

Total direct costs	47,888	10,262	58,150	57,605	6,900	64,505

Operating expenses:
Selling and marketing	19,329	9,310	28,639	13,055	11,851	24,906
Product development	20,638	4,885	25,523	20,570	5,086	25,656
General and administrative	23,290	2,836	26,126	20,791	3,168	23,959
Depreciation and amortization	10,919	1,068	11,987	13,326	1,322	14,648
Merger related costs and restructuring charges	2,022	—	2,022	9,411	(200)	9,211
Acquired in-process research and development	255	95	350	—	—	—
Amortization of acquisition intangibles	8,179	1,517	9,696	31,211	9,600	40,811

Total operating expenses	84,632	19,711	104,343	108,364	30,827	139,191

Segment operating loss	$(9,356)	$(5,257)	$(14,613)	$(61,267)	$(13,232)	$(74,499)

Gross margin percentages:
Software licenses	100%	76%	94%	98%	85%	92%
Support and maintenance and professional services	45%	45%	45%	32%	56%	36%
Data center	50%	—	50%	41%	—	41%
Other	22%	—	22%	31%	—	31%

Total gross margin	61%	58%	61%	45%	72%	50%

     Revenues. Total revenues increased by $18.7 million to $147.9 million for the six months ended June 30, 2002 from $129.2 million for the same period in 2001, an increase of 14%. The increase in total revenues resulted from a $18.5 million increase in our financial institutions segment and a $221,000 increase in our contact center automation segment.

     Software license revenues in our financial institutions segment were $35.2 million for the six months ended June 30, 2002, an increase of $17.7 million from the same period in 2001. Although most of our license revenue has to be replaced each period, license revenue earned from our major customer in Europe comprised $15.4 million of our license revenue during the six months ended June 30, 2002. This revenue comes from a subscription license which will continue through December 2003. Enterprise license revenues for the quarter were $5.9 million. Single channel licenses comprise the remainder of the license revenues. License revenues generated from products from the acquired FI businesses, which are included in both Enterprise and single point solutions totaled $6.7 million.

     Support and maintenance revenues in our financial institutions segment were $20.2 million for the six months ended June 30, 2002, an increase of $8.9 million from the same period in 2001. The increase is primarily attributable to support and maintenance fees earned from the acquired businesses.

     Professional services revenues in our financial institutions segment were $45.4 million for the six months ended June 30, 2002, a decrease of $7.6 million from the same period in 2001. This decrease is principally attributable to the decrease in professional services revenues from co-development projects for our major US customer previously described in this report, partially offset by increases from the acquired businesses.

     Data center revenues were $21.7 million for the six months ended June 30, 2002, a decrease of approximately $418,000 from the same period in 2001. The decrease in data center revenue was primarily due to the loss of several large data center customers, offset by an increase in the number of community and mid-sized financial institutions utilizing S1 solutions in our data centers. The acquired FI businesses do not have a data center solution, accordingly there was no data center revenue from the acquired FI businesses during the six months ended June 30, 2002.

     Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold.

     Revenues in our contact center automation segment increased approximately $221,000 during the six months ended June 30, 2002 from $24.5 million for the same period in 2001. The increase resulted from $2.9 million of revenue from the non-financial customers of our recently acquired Point business, offset by a $2.7 million decrease in revenue from the Edify business. The decrease in Edify revenues (principally license and professional services) resulted from poor economic conditions in the primary markets that we have focused our Edify products – telecommunications, travel and retail.

     Direct Costs and Gross Margins. Direct costs decreased by $6.3 million to $58.2 million for the six months ended June 30, 2002 from $64.5 million for the six months ended June 30, 2001, a decrease of 10%. Overall gross margins were 61% and 50% for the six months ended June 30, 2002 and 2001, respectively. Cost of revenues excludes charges for depreciation and amortization of property and equipment.

     Our financial institutions segment direct costs decreased to $47.9 million for the six months ended June 30, 2002 from $57.6 million for the same period of 2001. Gross margins were 61% and 45% for the six months ended June 30, 2002 and 2001, respectively. The overall decrease in direct costs and corresponding increase in gross margins are primarily the result of reductions in employee headcount and higher cost outside contractors, and reduced facilities costs resulting from the consolidation of offices, offset by the added costs of the acquired FI businesses.

     Gross margins for our contact center automation segment decreased to 58% for the six months June 30, 2002 from 72% for the prior year period. This decrease resulted from reduced license revenues as a percentage of the total as well as decreases in both license and services margins due to product mix and competitive pricing pressure.

     Direct costs of software licenses for our contact center automation segment consist of third-party software used in the products. Fluctuations in this cost result from changes in the mix of products sold during a particular period, which include third party software components.

     Cost of software licenses for our financial institution software products are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. We anticipate that cost of software licenses will increase in future periods as we license and install more of our new Enterprise products because these products include some software components that we license from third parties, however, cost of software licenses will continue to vary with the mix of products sold.

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance was $43.9 million for the six months ended June 30, 2002, a decrease of $4.4 million from the same period in 2001. This decrease is primarily a result of reductions in professional services headcount, outside contractors and associated facilities costs to a level that is more closely aligned with the projects and services under contract, offset by the added costs of the acquired businesses.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $2.2 million to $10.9 million for the six months ended June 30, 2002 from $13.1 million for the same period in 2001. The decrease is primarily the result of reductions in personnel, outside contractors and purchases of non-capital equipment.

     Selling and Marketing Expenses. Total selling and marketing expenses increased by $3.7 million to $28.6 million for the six months ended June 30, 2002 from $24.9 million for the same period in 2001. This increase is primarily attributable to the added costs of the acquired businesses.

     Product Development Expenses. Total product development expenses decreased slightly by $133,000 to $25.5 million for the six months ended June 30, 2002 from $25.6 million for the six months ended June 30, 2001. Cost savings achieved from replacing outside contractors in our domestic operations with lower cost offshore contractors were offset by the added costs of the acquired businesses. Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release; however, we may be required to capitalize certain software development costs in the future.

     General and Administrative Expenses. General and administrative expenses increased by $2.1 million to $26.1 million for the six months ended June 30, 2002 from $24.0 million for the same period in 2001. As a percentage of revenues, general and administrative expenses decreased to 18% for the six months ended June 30, 2002 from 19% for the same period in 2001. The increase in general and administrative expenses resulted principally from the added costs of the acquired businesses.

     Depreciation and Amortization. Depreciation and amortization decreased $2.6 million to $12.0 million for the six months ended June 30, 2002 from $14.6 million for the six months ended June 30, 2001, due to reductions in capital expenditures during recent periods as compared with those made in 1999 and 2000. A significant portion of those items that we bought in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2001. This decrease was offset partially by the added costs of the acquired businesses.

     Merger Related Costs and Restructuring Charges. During the six months ended June 30, 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of Point. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related restructuring charge was offset partially by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated amounts.

     During the first half of 2001, we approved a restructuring plan related to the streamlining of our European operations and recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan. Also in the first half of 2001, as a result of a softening in the domestic real estate markets, we determined our original estimate of costs to dispose of our unused real estate was below the currently anticipated costs. Accordingly, we recorded a charge of $3.6 million to increase our restructuring reserves that were previously established during the fourth quarter of 2000.

     Acquired In-process Research and Development. In connection with the purchase price allocation for the Regency and Point acquisitions during the six months ended June 30, 2002, we allocated $350,000 to acquired in-process research and development, which we expensed immediately in accordance with the applicable accounting rules.

     Amortization of Acquisition Intangibles. Amortization of acquisition intangible assets decreased $31.1 million to $9.7 million for the six months ended June 30, 2002 from $40.8 million for the six months ended June 30, 2001. In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, we ceased recording amortization expense on goodwill and assembled workforce. This reduced our amortization expense for the six months ended June 30, 2002 by approximately $30.9 million. Otherwise the expiration of amortized assets was completely offset by additional amortization associated with the other intangible assets of the acquired businesses.

     Interest and Other Income, Net. Interest and other income was $1.3 million for the six months ended June 30, 2002, a decrease of $2.5 million from the six months ended June 30, 2001. During the six months ended June 30, 2001, we recorded a gain of $931,000 on the sale of investment securities available for sale. Additionally, interest income decreased during the six months ended June 30, 2002 due to a decrease in average cash to invest and a decrease in interest rates from the prior year period.

     Loss on Sale of Subsidiaries and Equity Interest in Net Loss of Affiliate. On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee, Inc. in a stock-for-stock transaction in which we received an ownership interest of approximately 33% in Yodlee. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. During the six months ended June 30, 2001, we recorded non-cash charges of $13.6 million based on our equity interest in the net loss of the affiliate and amortization of the underlying intangible assets. In the fourth quarter of 2002, we wrote down our equity investment in Yodlee to $1.0 million after which time we are not required to record our share of Yodlee’s net losses.

     During the six months ended June 30, 2001, we recorded a charge of $0.8 million in connection with the sale of our subsidiary Write! N.V.

     Income Tax Benefit. We recorded an income tax benefit of $1.0 million during the six months ended June 30, 2002 compared to $1.9 million for the six months ended June 30, 2001. The income tax benefit resulted from the amortization of intangible assets acquired in the acquisition of FICS offset by foreign income tax expense incurred in certain European countries. The decrease in the benefit is principally attributable to increases in taxable foreign income.

Liquidity and Capital Resources

     The following tables show information about our cash flows during the six months ended June 30, 2002 and 2001 and selected balance sheet data as of June 30, 2002 and December 31, 2001:

	Six Months Ended June 30,

	2002	2001

	(In thousands)
Net cash provided by (used in) operating activities
before changes in operating assets and liabilities	$12,354	$(12,558)
Change in operating assets and liabilities	(3,332)	6,111

Net cash provided by (used in) operating activities	9,202	(6,447)
Net cash used in investing activities	(8,017)	(32,511)
Net cash provided by (used in) financing activities	1,972	(4,617)
Effect of exchange rates on cash and cash equivalents	943	(379)

Net increase (decrease) in cash and cash equivalents	$4,100	$(43,954)

	As of

	June 30, 2002	December 31, 2001

	(In thousands)
Cash and cash equivalents	$123,732	$119,632
Short term investments	23,088	28,818
Working capital	123,184	129,827
Working capital, excluding deferred revenues	157,436	157,326
Total assets	398,603	372,037
Total stockholders’ equity	290,911	274,618

     Operating Activities. During the six months ended June 30, 2002, cash provided by operations was $9.2 million compared to cash used in operations of $6.4 million for the six months ended June 30, 2001. The improvement in net cash flows from operating activities generally reflects the decrease in our net loss offset in part by the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

     Although we recorded a net loss of $12.4 million for the six months ended June 30, 2002, a significant portion of our operating expenses were associated with non-cash items including $21.7 million of depreciation and amortization expense, including acquisition intangibles. Furthermore, during the six months ended June 30, 2002, we have continued to focus on activities to reduce our operating costs as a percentage of our total revenues.

     The change in operating assets and liabilities of ($3.3) million was primarily due to a $4.9 million increase in accounts receivable, a $1.1 million increase in other assets and a decrease in accounts payable and accrued expenses of $1.2 million as a result of the timing of payments offset in part by an increase in deferred revenues.

     Cash used in operations for the six months ended June 30, 2001 included the effects of:

•	our net loss for the period of $135.7 million offset by non-cash charges of approximately $123.1 million;
•	a decrease in accounts receivable of $16.5 million; and
•	a reduction of accounts payable and accrued expenses of $27.9 million.

     Investing Activities. Cash used in investing activities was $8.0 million for the six months ended June 30, 2002 compared to $32.5 million in the comparable period of 2001.

     In the first half of 2002, we:

•	purchased $7.3 million of property and equipment;
•	paid $3.9 million, net of cash received, in connection with the acquisitions of Regency and Point;
•	invested $2.5 million in a long-term (greater than one year) certificate of deposit; and
•	moved a net amount of $5.7 million from short-term investments to cash and cash equivalents.

     In the first half of 2001, we:

•	sold our VerticalOne subsidiary, including $15.0 million in cash;
•	moved a net amount of $11.4 million from cash and cash equivalents to short-term investments; and
•	purchased $7.1 million of property and equipment.

     Financing Activities. Cash provided by financing activities was $2.0 million for the six months ended June 30, 2002 compared to cash used in financing activities of $4.6 million in the six months ended June 30, 2001.

     In the first half of 2002 and 2001, respectively, we received $4.6 million and $2.7 million from the sale of common stock under our employee stock plans. We paid $2.6 million and $3.5 million for capital lease obligations in the six months ended June 30, 2002 and 2001, respectively. During the first six months of 2001, we repaid $3.8 million borrowed under various credit arrangements.

     In 2001, we entered into an arrangement for a $10.0 million secured line of credit with a bank. At June 30, 2002, we had no outstanding borrowings and the full $10.0 million was available for borrowing under the secured line of credit.

     In July 2002, our board of directors approved a $10.0 million stock repurchase program. This program has been and will continue to be funded from available cash. Through August 14, 2002, we repurchased 832,500 shares of our common stock for $3.6 million under this program.

     We believe that our expected cash flows from operations together with our existing cash and short term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, landmark legislation on accounting reform and corporate governance. Although much of the implications of the Act are still being assessed, we do no anticipate any significant changes in the operations of, and reporting by, the Company as a result of the Act. Written certifications for this quarterly report on Form 10-Q by the chief executive officer and chief financial officer are filed as Exhibit 99.1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company’s 2001 Annual Report on Form 10-K. There have been no significant changes in our market risk from December 31, 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material pending legal proceeding, other than routine litigation incidental to our business, to which S1 or its subsidiaries are a party or of which any of our property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	S1’s 2002 annual meeting of shareholders was held on May 23, 2002.

(b)	David C. Hodgson was re-elected as director at the 2002 annual meeting. Continuing directors include Jaime W. Ellertson, James S. Mahan, III, M. Douglas Ivester and Howard J. Runnion, Jr.

(c)	The election of one director for a three-year term was voted on and approved by S1’s shareholders at the 2002 annual meeting of shareholders held on May 23, 2002. David C. Hodgson received 55,227,413 votes for election, 683,613 votes to withhold authority to vote and no broker non-votes.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1 Certificate of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K.

S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended June 30, 2002:

Current Report on Form 8-K filed with the SEC on April 19, 2002 (date of report April 19, 2002) (regarding a press release announcing the date and time for S1’s 2002 Annual Meeting of Shareholders).

Current Report on Form 8-K filed with the SEC on May 1, 2002 (date of report May 1, 2002) (regarding a press release and an analyst conference call related to first quarter 2002 results and S1 and its operations).

Current Report on Form 8-K filed with the SEC on June 20, 2002 (date of report June 20, 2002) (regarding a press release announcing an agreement with Synovus Financial Corporation).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 14, 2002.

S1 CORPORATION

By:	/s/ Matthew Hale

Matthew Hale
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)