Form 10-Q
period 2002-09-30
S1 CORP /DE/
filed 2002-11-14
CIK 1063254

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes    X     No
                                      ----      ----

         Shares of common stock outstanding as of November 11, 2002: 69,568,253

================================================================================

                         S1 CORPORATION AND SUBSIDIARIES

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


                           PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.............            3

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
           September 30, 2002 and 2001....................................................................            4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2002 and 2001....................................................................            5

         Notes to Condensed Consolidated Financial Statements as of September 30, 2002....................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............           14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................           24

Item 4.  Controls and Procedures..........................................................................           24

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................           25

Item 6.  Exhibits and Reports on Form 8-K.................................................................           25

Signature.................................................................................................           26

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         S1 CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                           2002                 2001
                                                                                           ----                 ----
                                              ASSETS                                    (UNAUDITED)
Current assets:
     Cash and cash equivalents..................................................     $       106,091      $     119,632
     Short-term investments.....................................................              32,928             28,818
     Accounts receivable, net...................................................              38,654             56,502
     Prepaid expenses...........................................................               6,190              3,906
     Other current assets.......................................................               4,384              3,996
     Assets held for sale, net .................................................              51,051                 --
                                                                                     ---------------      -------------
         Total current assets...................................................             239,298            212,854
Property and equipment, net.....................................................              33,268             41,253
Intangible assets, net..........................................................              17,648             31,500
Goodwill, net...................................................................              85,170             79,723
Other assets....................................................................               6,392              6,707
                                                                                     ---------------      -------------
     Total assets...............................................................     $       381,776      $     372,037
                                                                                     ===============      =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................     $         7,802      $       4,617
     Accrued compensation and benefits..........................................              12,269             19,884
     Accrued restructuring......................................................               4,698              5,165
     Accrued other expenses.....................................................              23,146             19,937
     Deferred revenues..........................................................              28,152             27,499
     Capital lease obligation...................................................               2,775              5,925
     Liabilities of business held for sale......................................              13,522                 --
                                                                                     ---------------      -------------
         Total current liabilities..............................................              92,364             83,027
Deferred revenues...............................................................               3,364                288
Capital lease obligation, excluding current portion.............................                 404              1,450
Deferred income tax liability...................................................               1,597              5,615
Accrued restructuring, excluding current portion................................               3,074              6,189
Other liabilities...............................................................                 965                850
                                                                                     ---------------      -------------
         Total liabilities......................................................             101,768             97,419
                                                                                     ---------------      -------------

Stockholders' equity:
     Preferred stock............................................................              18,328            241,975
     Common stock...............................................................                 711                614
     Additional paid-in capital.................................................           1,895,605          1,640,972
     Common stock held in treasury, at cost.....................................              (7,042)                --
     Accumulated deficit........................................................          (1,624,701)        (1,607,148)
     Accumulated other comprehensive loss.......................................              (2,893)            (1,795)
                                                                                     ---------------      --------------
           Total stockholders' equity...........................................             280,008            274,618
                                                                                     ---------------      -------------
           Total liabilities and stockholders' equity...........................     $       381,776      $     372,037
                                                                                     ===============      =============

Preferred shares issued and outstanding.........................................           1,398,244          1,635,744
                                                                                     ===============      =============

Common shares issued............................................................          71,077,449         61,444,554
Common shares held in treasury..................................................           1,477,000                 --
                                                                                     ---------------      -------------
Common shares outstanding.......................................................          69,600,449         61,444,554
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

                         S1 CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                          -------------             -------------
                                                                      2002          2001         2002           2001
                                                                      ----          ----         ----           ----
Revenues:
   Software licenses........................................    $      15,321    $   9,371   $    50,490  $     26,810
   Support and maintenance..................................           10,822        7,555        32,187        19,579
   Professional services....................................           22,850       24,746        69,461        79,246
   Data center..............................................            9,279       15,419        30,956        37,514
   Other ...................................................              245           49           994           997
                                                                -------------    ---------   -----------  ------------
     Total revenues.........................................           58,517       57,140       184,088       164,146
                                                                -------------    ---------   -----------  ------------

Operating expenses:
   Cost of software licenses................................               66           84           115           474
   Cost of professional services, support and maintenance...           18,127       17,847        56,302        63,126
   Cost of data center......................................            5,638        6,479        16,509        19,535
   Cost of other revenue....................................              381           33           963           691
   Selling and marketing....................................            9,510        6,951        29,161        20,007
   Product development......................................           10,066       10,136        30,915        30,729
   General and administrative, including stock compensation
     expense of $212 and $1,111 in the three and nine months
     ended September 30, 2002, respectively, and $244 and
     $828 in the three and nine months ended  September 30,
     2001, respectively.....................................            9,502       11,623        32,851        32,414
   Depreciation and amortization............................            5,279        6,909        16,198        20,235
   Merger related costs and restructuring charges...........               --           --         2,022         9,211
   Acquired in-process research and development.............               --           --           257            --
   Amortization of acquisition intangibles..................            4,275       14,530        12,454        45,741
                                                                -------------    ---------   -----------  ------------
     Total operating expenses...............................           62,844       74,592       197,747       242,163
                                                                -------------    ---------   -----------  ------------
       Operating loss.......................................           (4,327)     (17,452)      (13,659)      (78,017)
Interest and other (expense) income, net....................               (3)      (1,499)        1,100         2,490
Loss on sale of subsidiaries................................               --           --            --       (53,186)
Equity interest in net loss of affiliate....................               --       (7,021)           --       (20,648)
                                                                -------------    ----------  -----------  -------------
                                                                       (4,330)     (25,972)      (12,559)     (149,361)
Income tax benefit..........................................              791        1,062         1,910         3,019
                                                                -------------    ---------   -----------  ------------
Loss from continuing operations.............................           (3,539)     (24,910)      (10,649)     (146,342)
Loss from discontinued operations, net of tax...............           (1,661)      (4,706)       (6,904)      (18,924)
                                                                --------------   ----------  ------------ -------------
Net loss ...................................................    $      (5,200)   $ (29,616)  $   (17,553) $   (165,266)
                                                                =============    =========   ===========  ============

Loss per common share from continuing operations............    $       (0.05)   $   (0.42)  $    (0.16)  $       (2.49)
Loss from discontinued operations, net of tax...............            (0.02)       (0.08)       (0.10)          (0.33)
                                                                --------------   ----------  -----------  --------------
Basic and diluted net loss per common share.................    $       (0.07)   $   (0.50)  $    (0.26)  $       (2.82)
                                                                =============    =========   ==========   =============

Weighted average common shares outstanding..................       70,410,161    59,252,335   67,121,167    58,689,726
                                                                =============    ==========  ===========  ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            2002             2001
                                                                                            ----             ----
Cash flows from operating activities:
   Net loss.....................................................................     $      (17,553)    $    (165,266)
   Adjustments to reconcile net loss to net cash provided
             by operating activities:
     Depreciation and amortization including acquisition intangibles............             31,366            82,266
     Acquired in-process research and development...............................                350                --
     Loss on sale of subsidiaries...............................................                 --            53,186
     Equity interest in net loss of affiliate...................................                 --            20,648
     Compensation expense for stock options.....................................              1,111               828
     Provision for doubtful accounts receivable and billing adjustments.........              6,123             4,384
     Gain on the sale of investment securities available for sale...............                 --              (931)
     Benefit for deferred income taxes..........................................             (2,261)           (2,621)
     Write down of cost basis investments.......................................                 --             3,497
     Loss on disposal of property...............................................                 --             1,822
   Changes in assets and liabilities, excluding effects of divestitures and acquisitions:

     (Increase) decrease in accounts receivable.................................             (4,398)           24,799
     (Increase) decrease in prepaid expenses and other assets...................             (2,728)              458
     Increase (decrease) in accounts payable....................................              5,009            (3,115)
     Decrease in accrued expenses and other liabilities.........................             (8,437)          (19,674)
     Increase (decrease) in deferred revenues...................................              4,128               (51)
                                                                                     --------------     --------------
       Net cash provided by operating activities................................             12,710               230
                                                                                     --------------     -------------
Cash flows from investing activities:
   Net cash paid in connection with acquisitions and divestitures...............             (3,943)          (19,497)
   Maturities of short-term investment securities...............................             42,882            44,427
   Purchases of short-term investment securities................................            (46,992)          (53,554)
   Purchase of long-term certificate of deposit.................................             (2,500)               --
   Proceeds from sales of investment securities available for sale..............                 --             1,044
   Purchases of property and equipment..........................................             (9,426)          (11,266)
                                                                                     --------------     -------------
       Net cash used in investing activities....................................            (19,979)          (38,846)
                                                                                     --------------     --------------
Cash flows from financing activities:
   Proceeds from sale of common stock under employee stock purchase and
     option plans...............................................................              5,076             4,569
   Payments on capital lease obligations........................................             (4,484)           (5,025)
   Repurchase of common stock, held in treasury.................................             (7,042)               --
   Payments on borrowings.......................................................                 --            (3,822)
                                                                                     --------------     -------------
     Net cash used in financing activities......................................             (6,450)           (4,278)
                                                                                     ---------------    --------------
Effect of exchange rate changes on cash and cash equivalents....................                178              (117)
                                                                                     --------------     -------------
Net decrease in cash and cash equivalents.......................................            (13,541)          (43,011)
Cash and cash equivalents at beginning of period................................            119,632           153,505
                                                                                     --------------     -------------
Cash and cash equivalents at end of period......................................     $      106,091     $     110,494
                                                                                     ==============     =============
Non-cash investing and financing activities:
   Equity interest in affiliate received in connection with subsidiary sold.....     $           --     $      62,900
   Conversion of preferred stock to common stock................................            225,778             6,179

   Acquisition of businesses through issuance of common stock...................             22,768            23,479
   Liabilities assumed..........................................................              9,990             5,639
   Equipment purchased with capital lease obligation............................                250                --

           See accompanying notes to unaudited condensed consolidated financial statements.

                         S1 CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BACKGROUND AND BASIS OF PRESENTATION

         S1 Corporation is a global provider of enterprise software solutions for financial organizations including banks, credit unions, insurance companies and investment firms. Our solutions automate the channels by which financial institutions interact with their customers. These channels target full-service channels that support a person-to-person interaction, such as talking to a teller in a bank branch or working with an insurance agent or a customer support representative over the phone, and self-service channels that support person-to-machine interactions conducted via the Internet, interactive voice response units (IVR) or automated teller machines (ATMs). Our solutions also support automated, or machine-to-machine, interactions. Our applications are designed to support all of the financial institution's market segments from retail end-users to small businesses to large corporations, as well as financial institution employees including bank tellers, insurance agents, contact center representatives and financial advisors. In addition, we provide customer relationship management (CRM), wealth management and statutory financial reporting solutions for global, national, regional and local financial organizations. We offer account aggregation services through our reseller relationship with our affiliate, Yodlee, Inc.

         Through our Edify Corporation subsidiary, we provide self-service and assisted service applications to companies in a variety of industries, including principally retail, transportation, telecommunications and financial services. In July 2002, we announced our plan to sell this business together with the non-financial business of our recently acquired Point Holdings operations (collectively referred to herein as the "Contact Center Automation" business). Following the planned divestiture of these combined businesses, all of our remaining businesses will be focused on the financial services market.

         We are accounting for our planned divestiture of our contact center automation segment as a business "held for sale". As a result, beginning with our financial statements for the quarter ending September 30, 2002, we have:

         - presented the total assets of the contact center automation business on one line as "assets held for sale" in our consolidated balance sheet for the current period;
         - presented the total liabilities of the contact center automation business on one line as "liabilities of business held for sale" in our consolidated balance sheet for the current period;
         - presented the results of operations for the contact center automation business as "discontinued operations" on one line in our consolidated statements of operations for all periods presented, which required a retroactive reclassification of revenues and expenses for prior periods previously reported; and
         - discontinued depreciation of fixed assets and amortization of intangible assets associated with the contact center automation business.

         The classification of the contact center automation business assets and liabilities as "held for sale" will continue until such time that we sell the business, which we anticipate will happen no later than June 30, 2003.

         We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2002 and our results of operations for the three and nine months ended September 30, 2002 and cash flows for the nine months ended September 30, 2002. The data in the condensed consolidated balance sheet as of December 31, 2001 was derived from our audited consolidated balance sheet as of December 31, 2001, as presented in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain items in the prior financial statements have been reclassified to conform to the current presentation. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. We adopted this statement on January 1, 2002 with no material impact on our consolidated financial statements. We applied SFAS No. 144 in accounting for our planned divestiture of our contact center automation business.

         In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. We adopted EITF 01-09 effective January 1, 2002 with no material impact on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In this statement, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. This statement also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this statement will be effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt this statement as required and do not expect it to have a material impact on our financial statements.

3.       ACQUISITIONS

         On February 14, 2002, we completed the acquisition of Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. The Regency acquisition enhanced our product offering with a telephone banking solution for community and mid-market banks and added over 1,000 customers. We accounted for the acquisition of Regency using the purchase method of accounting prescribed by SFAS No. 141. For accounting purposes, we treated the acquisition as if it had occurred on February 1, 2002. Accordingly, our consolidated results of operations for the nine months ended September 30, 2002 include eight months of operating results for Regency.

         On March 27, 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based multi-channel CRM provider. The acquisition of Point strengthened our product offering, extended our insurance customer base and expanded our presence in Europe. We accounted for the acquisition of Point using the purchase method of accounting prescribed by SFAS No. 141. For accounting purposes, we treated the acquisition as if it had occurred on March 31, 2002. Accordingly, our consolidated results of operations for the nine months ended September 30, 2002 include six months of operating results for Point.

         Under the terms of the acquisition agreements, we issued common stock and paid cash to the sellers and paid direct acquisition costs, including principally advisory, legal and accounting fees. The values of the common shares issued were determined based on the average market price of our common shares over the 2 day trading period before and the 2 day trading period after the respective acquisition agreements were signed, less the costs to register the securities. We calculated the purchase price for Regency and Point as follows (in thousands, except share data):

                                                                   REGENCY       POINT
                                                                   -------       -----
         Common shares issued......................               400,561      1,073,986
         Value of common shares issued.............           $     6,051   $     16,717
         Cash consideration........................                 6,478            500
         Direct acquisition costs..................                    70            633
                                                              -----------   ------------
         Total purchase price......................           $    12,599   $     17,850
                                                              ===========   ============

         The Regency business and the operations of the Point business that are focused on financial institutions are included in continuing operations. The remaining Point operations (those that are not focused on financial institutions) are included in the contact center automation business. We allocated the goodwill associated with the Point acquisition between continuing and discontinued operations. The amounts allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. We expect the projects under development at the time of the acquisitions to be completed within 12 months of the acquisition dates. Costs incurred to complete these projects are expected to be less than $2.1 million in the aggregate.

         We assigned the total purchase price to the net assets and identifiable intangible assets of the acquired entities with the remaining amount assigned to goodwill. The value assigned to the identifiable intangible assets was based on an analysis performed by an independent third party as of the date of the acquisitions. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date
(in thousands):

                                                               REGENCY       POINT
                                                               -------       -----
          Current assets................................    $     1,027    $  6,664
          Property and equipment........................            250         552
          Other non-current assets......................             31          --
          Developed technology (1)......................          2,600       2,200
          In-process research and development (2).......            200         150
          Customer relationship assets (3)..............          3,900       1,500
          Goodwill......................................          8,611      12,754
          Current liabilities...........................         (3,977)     (5,970)
          Non-current liabilities.......................            (43)         --
                                                            -----------    --------
               Total purchase price.....................    $    12,599    $ 17,850
                                                            ===========    ========

---------------
(1)      Developed technology has an estimated useful life of five years.
(2) We expensed in-process research and development immediately upon closing the acquisitions.
(3) Regency's customer relationship assets have an estimated useful life of ten years and Point's customer relationship assets have an estimated useful life of five years.

         We did not present unaudited pro forma results of the operations of S1 and the acquired companies for the nine months ended September 30, 2002 or 2001 because our pro forma results for those periods would not be materially different from our actual results for those periods.

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

4.       DISCONTINUED OPERATIONS

         On July 30, 2002, we announced our intent to pursue the sale of our contact center automation business assets, composed primarily of our Edify Corporation subsidiary and the non-financial institution assets of the acquired Point business. These businesses are not focused specifically on the financial institution market, which is our primary strategic market. Following the planned divestiture of these combined businesses, all of our remaining businesses will be focused on our strategic financial services market.

           Beginning in the third quarter, we accounted for this business as "held for sale" and presented its results for the current and prior year periods as "discontinued operations" according to the provisions of SFAS No. 144. We anticipate the sale of these assets to be completed by June 30, 2003.

         Revenues and pretax loss from the discontinued operations are as follows (in thousands):

                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                          -------------             -------------
                                                                      2002          2001         2002           2001
                                                                      ----          ----         ----           ----
   Revenues.................................................    $      13,494    $  13,420   $    35,803  $     35,611

   Pretax loss from discontinued operations.................           (1,757)      (4,673)       (6,863)      (18,825)

         Assets and liabilities of the discontinued operations as of September 30, 2002 were as follows (in thousands):

          Current assets................................    $   22,214
          Property and equipment, net...................         1,068
          Other non-current assets......................           454
          Intangible assets.............................         3,419
          Goodwill......................................        23,896
          Current liabilities...........................       (13,187)
          Non-current liabilities.......................          (335)
                                                            ----------
               Net assets of discontinued operations....    $   37,529
                                                            ==========

5.       SHORT TERM INVESTMENTS

         Short term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. All of these investments are held to maturity and are reported at amortized cost. We have the ability and the intent to hold these investments to maturity. The fair value of these investments is not significantly different from their carrying value at September 30, 2002.

         Certain of our investments are made with financial institutions who are also our customers. These investments are made at market rates in arms-length transactions.

6.       GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

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

- We performed a transitional goodwill impairment test as of January 1, 2002. The impairment test required us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. Based on the results of the transitional impairment test, we believe that the fair value of our reporting units exceed their carrying value. Accordingly, we concluded that our goodwill was not impaired at January 1, 2002.

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

         At September 30, 2002, our other intangible assets consisted of the following:


                                                   GROSS                   ACCUMULATED
                                              CARRYING VALUE              AMORTIZATION
                                              --------------              ------------
                                                           (IN THOUSANDS)
Purchased and acquired technology.......   $          35,364            $         (25,118)
Customer relationships..................              25,455                      (18,053)
Other...................................                  48                          (48)
                                           -----------------            -----------------
Total...................................   $          60,867            $         (43,219)
                                           =================            =================

         We recorded amortization expense of $4.3 million and $12.5 million during the three and nine months ended September 30, 2002, respectively. We estimate aggregate amortization expense for 2002 and the next four calendar years to be as follows (in thousands):

                                               2002            2003           2004           2005            2006
                                               ----            ----           ----           ----            ----
Continuing operations                        $  15,618       $  3,175       $  2,208       $  2,208        $  2,208
Contact center automation business (1)           1,517          --             --             --              --

---------------------------
(1) In connection with the classification of our contact center automation business as "held-for-sale" in July 2002, we discontinued amortization of intangible assets associated with that business as required by SFAS No. 144. Accordingly, the total amortization expense for the contact automation business for 2002 and the next four calendar years presented above only includes amortization expense recorded during the six months ended June 30, 2002.

         The changes in the carrying value of our goodwill for the nine months ended September 30, 2002 are as follows:

                                                     CONTINUING       CONTACT CENTER
                                                     OPERATIONS     AUTOMATION BUSINESS    TOTAL
                                                    ------------    -------------------    -----
                                                                (IN THOUSANDS)
Balance, January 1, 2002............         $         70,909  $         15,861 $         86,770
Goodwill acquired...................                   13,330             8,035           21,365
Purchase price adjustment for SDI...                    2,351                --            2,351
Utilization of acquisition related
    income tax benefits.............                  (1,420)                --           (1,420)
Transferred to assets held for sale.                       --           (23,896)         (23,896)
                                             ----------------  ---------------- ----------------
Balance, September 30, 2002.........         $         85,170  $             -- $         85,170
                                             ================  ================ ================

         The goodwill allocated to the contact center automation business reflects the estimated amount of goodwill associated with the operations of Point that are not focused on financial institutions.

         The following table shows our net loss from continuing operations and net loss per share from continuing operations as adjusted for amortization of goodwill and assembled workforce for all periods reported in our statements of operations.

                                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                               -------------           -------------
                                                                            2002          2001        2002         2001
                                                                            ----          ----        ----         ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net loss from continuing operations.......................    $     (3,539)  $  (24,910) $  (10,649)  $ (146,342)
Add back: Goodwill amortization....................................              --        9,687          --       34,406
Add back: Assembled workforce amortization ........................              --          411          --          924
                                                                       ------------   ----------  ----------   ----------
Adjusted net loss from continuing operations.......................    $     (3,539)  $  (14,812) $  (10,649)  $ (111,012)
                                                                       ============   ==========  ==========   ==========

Basic and diluted net loss per share from continuing operations:

     Reported net loss per share from continuing operations........    $     (0.05)   $    (0.42) $    (0.16)  $    (2.49)
     Add back: Goodwill amortization...............................              --         0.16          --         0.59
     Add back: Assembled workforce amortization ...................              --         0.01          --         0.02
                                                                       ------------   ----------  ----------   ----------
     Adjusted net loss per share from continuing operations........    $     (0.05)   $    (0.25) $    (0.16)  $    (1.88)
                                                                       ===========    ==========  ==========   ==========

7.       STOCKHOLDERS' EQUITY

         On April 30, 2002, our series D convertible preferred stock automatically converted into S1 common stock at a rate of 29.283 common shares for each preferred share. Accordingly, we issued 6,954,712 shares of S1 common stock in exchange for 237,500 shares of series D convertible preferred stock.

         In July 2002, our board of directors approved a $10.0 million stock repurchase program. This program has been and will continue to be funded from available cash and short-term investments. As of September 30, 2002, we had repurchased 1,477,000 shares of our common stock at a cost of $7.0 million under this program.

8.       COMPREHENSIVE LOSS

         The components of comprehensive loss are as follows (in thousands):


                                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                               -------------           -------------
                                                                            2002          2001        2002         2001
                                                                            ----          ----        ----         ----
Net loss...........................................................    $     (5,200)  $  (29,616) $  (17,553)  $ (165,266)
Foreign currency translation adjustment............................             271        1,223      (1,372)      (2,089)
Unrealized (loss) gain on investment securities
      available for sale, net of taxes.............................              15         (403)        (61)        (250)
                                                                       ------------   ----------- -----------  -----------
         Comprehensive loss........................................    $     (4,914)  $  (28,796) $  (18,986)  $ (167,605)
                                                                       ------------   ----------  ----------   -----------

9.       MERGER RELATED AND RESTRUCTURING CHARGES

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

         In 2000 and 2001, we approved restructuring plans to streamline our global operations and to consolidate product development. As a result of the plans, we reduced our workforce and closed several of our facilities worldwide. At various times during 2001, we determined that, as a result of weakening conditions in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the updated anticipated costs. The restructuring reserves as of December 31, 2001 and September 30, 2002 and their utilization for the nine months ended September 30, 2002 are summarized as follows:

                                                      PERSONNEL COSTS       LEASE COSTS       OTHER           TOTAL
                                                      ---------------       -----------       -----           -----
                                                                              (IN THOUSANDS)
Balance, December 31, 2001                              $        78         $   10,716     $       560     $   11,354
Amounts utilized                                                (37)            (3,495)            (50)        (3,582)
                                                         -----------        ----------     -----------     ----------
Balance, September 30, 2002                             $        41         $    7,221     $       510     $    7,772
                                                         ===========        ==========     ===========     ==========

         We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $7.8 million, of which we anticipate to pay approximately $4.5 million within the next twelve months.

10.      SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

         We operate and manage S1 in one business segment which develops, markets and implements integrated, transactional and brandable enterprise applications for financial institutions worldwide, available as in-house solutions or solutions that can be hosted by us in one of our data centers.

         Currently, we have two major customers (defined as those customers who individually contribute more than 10% of total revenues). We derived 27% and 35% of our revenues from continuing operations from State Farm Mutual Automobile Insurance Company during the nine months ended September 30, 2002 and 2001, respectively.

         The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 17% of our revenues from continuing operations during the nine months ended September 30, 2002. This customer contributed less than 10% of our total revenues for the same period in 2001. Effective April 1, 2002, we amended the terms of our arrangement with this customer. Under the terms of the revised agreement, we will provide a subscription license until December 31, 2003 (previously the contract expired in 2005), data center services through December 31, 2004 and professional services, for which we expect to receive total fees of $73.3 million. Of this total amount, we expect to record license revenue of approximately $57.2 million ratably over the term of the subscription license. Under the subscription license agreement, the customer is entitled to unspecified S1 products, as well as unspecified upgrades and enhancements over the term of the license.

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


                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                             -------------                -------------
                                                                          2002           2001          2002           2001
                                                                          ----           ----          ----           ----
Weighted average common shares outstanding...................               70,410        59,252       67,121          58,690
Weighted average effect of common stock equivalents:
      Convertible preferred stock............................                1,719         8,062        4,711           8,163
      Stock options..........................................                1,042         5,307        3,485           4,672
                                                                       -----------    ----------    ---------     -----------
      Weighted average diluted shares outstanding............               73,171        72,621       75,317          71,525
                                                                       ===========    ==========    =========     ===========

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

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2001. Other than the section titled "Loss from discontinued operations," this discussion of our financial condition and results of operations relates to our continuing operations.

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

         We generate revenues from two principal product groups: S1 Enterprise (or multi-channel) financial solutions and legacy (or single channel) financial solutions. We define S1 Enterprise revenue as those fees that we earn from sales of our recently released S1 Enterprise applications, such as S1 Personal Banking or S1 Business Banking, as well as fees that we earn from customers who have signed an S1 Enterprise agreement. Revenues from non-S1 Enterprise single channel financial solutions represent fees that we earn from customers who only use one of our legacy channel solutions. Our strategy is to upgrade a significant number of our customers to the S1 Enterprise platform and cross sell and/or up sell additional channel applications to our installed base of customers to migrate them to an S1 Enterprise solution. During the three months and nine months ended September 30, 2002, we recorded revenue of $8.5 million and $18.0 million, respectively, from our S1 Enterprise solutions. In future periods, we expect revenues from our S1 Enterprise solutions to increase as a percentage of our total revenues.

         Our S1 Enterprise solutions target financial institutions in two market segments: top 70 financial institutions and mid-market and regional financial institutions. We earned a significant portion of our revenues in 2001 and 2002 from a few large financial institution customers. In connection with our acquisitions of SDI, Regency and Point, we have significantly increased the number of our financial institution customers to over 4,000. Most of these financial institution customers are mid-sized and regional financial institutions. As a result, we expect that a greater percentage of our future revenues will be earned from mid-sized and regional financial institutions. While we expect to generate a considerably higher number of contracts each year from mid-market and regional financial institutions, the average contract value and therefore, margin contribution from each contract is significantly lower than the legacy contracts from large financial institution customers.

         Currently, we have two major customers (defined as those who individually contribute more than 10% of total revenues). Revenues from State Farm Mutual Automobile Insurance Company were 27% and 30% of our revenues from continuing operations during the three months ended September 30, 2002 and 2001, respectively, and 27% and 35% for the nine months ended September 30, 2002 and 2001, respectively. The revenue from this customer for the three-month and nine-month periods ended September 30, 2002 decreased $1.2 million and $8.8 million from the same periods in 2001 due to a decrease in projects performed for that customer in 2002. We expect that professional services revenues from this major customer will continue to decrease in the fourth quarter of 2002 and in fiscal 2003.

         Including revenues from our discontinued operations, revenues from State Farm accounted for 22% and 24% of our total revenues during the three months ended September 30, 2002 and 2001, respectively, and 23% and 29% of our total revenues during the nine months ended September 30, 2002 and 2001, respectively.

         The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 16% and 17% of our revenues from continuing operations during the three months and nine months ended September 30, 2002, respectively. This customer contributed less than 10% of our total revenues for the same periods in 2001. Effective April 1, 2002, we amended the terms of our arrangement with this customer. Under the terms of the revised agreement, we will provide a subscription license until December 31, 2003 (previously the contract expired in 2005), data center services through December 31, 2004 and professional services, for which we expect to receive total fees of $73.3 million. Of this total amount, we expect to record license revenue of approximately $57.2 million over the term of the subscription license. In September 2002, this customer announced its plan to discontinue operations running in our data center. We do not expect this decision to affect their obligation to us under the data center services agreement.

         Including revenues from our discontinued operations, revenues from Zurich accounted for 13% and 14% of our total revenues during the three and nine months ended September 30, 2002.

         Our results of operations and cash flows during the three and nine months ended September 30, 2002 were affected by the results of operations from acquired businesses, including Software Dynamics, Inc. (September 2001), Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd. (March 2002). Revenues and expenses from the operations of these acquired businesses were included in our current year operations from their respective dates of acquisition. Our prior year results do not include results of operations for these acquired businesses. During the three months and nine months ended September 30, 2002, we recorded total revenues of $11.1 million and $30.1 million in these acquired businesses. We believe that the results achieved in the acquired businesses significantly exceed that which they would have achieved on a stand-alone basis. We made these acquisitions because the acquired products and technologies are integral to our S1 Enterprise suite of applications. We have been able to cross sell existing S1 offerings into the acquired customer base and acquired product offerings into our existing customer base. Furthermore, we believe that we have been able to leverage our combined resources to increase the sales opportunities for these acquired products, especially those of SDI, whose revenues increased approximately 79% and 68% during the three months and nine months ended September 30, 2002 over the same periods in 2001, respectively. You should also read our discussion of "Acquisitions" below and in Note 3 to our condensed consolidated financial statements.

         In addition, our results of operations were affected by the adoption of a new accounting principle, Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." Effective January 1, 2002, we stopped amortizing goodwill and assembled workforce. Amortization of these intangible assets is included in our prior year results. Retroactive application of this new accounting treatment is prohibited by SFAS 142. However, pro forma results for our prior periods are presented in Note 6 to our condensed consolidated financial statements giving effect to the accounting change as if it were applicable to those prior periods.

         During the nine months ended September 30, 2002, we continued our transition to a new business focus and a new market - multi-channel integrated financial applications. During March 2002, we released for general availability the first two applications to be deployed on the S1 Enterprise Platform: S1 Personal Banking and S1 Business Banking. During the third quarter of 2002, we announced the successful implementation for our first S1 Enterprise customer and their transition into live production. As of the date of this report, seven financial institutions are in production mode with a hosted or on-premise S1 Enterprise solution.

         During July 2002, we realigned our product development organization to be more efficient. The realignment effort included creating five "centers of development excellence" throughout the world: three in the United States, one in Europe and one in Asia. We will continue to consolidate domain expertise in these locations taking into consideration the skills of the local development organization and the local workforce.

         We are continually reviewing our cost structure on a worldwide basis and look for additional ways to streamline our operations. In the second and third quarters of 2002, we realigned our resources domestically and internationally to match costs with expected revenues. Before the additional personnel from acquisitions, we reduced our headcount by approximately 100 people in all areas of our business. We will continue to execute similar cost reductions in the fourth quarter of 2002 resulting in the elimination of additional positions throughout the organization. In this cost alignment, we expect to reduce our headcount by over 100 positions.

         In July 2002, we announced our intent to pursue the sale of our contact center automation assets, composed of our Edify Corporation subsidiary and the non-financial assets of our acquired Point business. Beginning in the third quarter of 2002, we accounted for these combined businesses as "held for sale" and presented their combined results under "discontinued operations." You should read Note 1 and Note 4 to our condensed consolidated financial statements for a more complete description of the accounting treatment that has been applied to the contact center automation business in the third quarter of 2002.

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

         The consolidated financial statements include the results of operations for the acquired companies from the date of acquisition, which for accounting purposes was February 1, 2002 for Regency and March 31, 2002 for Point. Regency is part of our continuing operations. Point operations related to financial institution customers have been included in continuing operations. The remaining Point operations have been included in the contact center automation business.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Our results for the three months ended September 30, 2002 include the acquired operations of SDI, Regency and the financial institution business of Point, hereafter referred to as the "acquired FI businesses."

         REVENUES. Total revenues from continuing operations increased by $1.4 million to $58.5 million for the three months ended September 30, 2002 compared to $57.1 million for the same period in 2001, an increase of 2%.

         Software license revenues were $15.3 million for the three months ended September 30, 2002, an increase of $6.0 million from the same period in 2001. Although most of our license revenue has to be replaced each period, license revenue earned from our major customer in Europe comprised $8.2 million of our license revenue during the three months ended September 30, 2002, an increase of $6.1 million over the prior year period. This revenue comes from a subscription license which will continue through December 2003. S1 Enterprise license revenues for the quarter ended September 30, 2002 were $1.3 million. Single channel licenses, which comprise the remainder of the license revenues, decreased $5.2 million from the prior year period. License revenues generated from products from the acquired FI businesses, which are included in both S1 Enterprise and single point solutions, totaled $3.2 million.

         Support and maintenance revenues were $10.8 million for the three months ended September 30, 2002, an increase of $3.3 million from the same period in 2001. The increase is primarily attributable to support and maintenance fees earned from the acquired FI businesses.

         Professional services revenues were $22.9 million for the three months ended September 30, 2002, a decrease of $1.9 million from the same period in 2001. This decrease is principally attributable to the decrease in professional services revenues from large projects, partially offset by increases from the acquired businesses of approximately $3.4 million. In future periods, we expect professional services revenues to become a smaller percentage of total revenues as large projects are completed and as we move towards a more packaged S1 Enterprise solution.

         Data center revenues were $9.3 million for the three months ended September 30, 2002, a decrease of $6.1 million from the same period in 2001. The decrease in data center revenue was primarily due to the loss of several large data center customers, offset by an increase in the number of community and mid-sized financial institutions utilizing S1 solutions in our data centers. Several large financial institution customers have moved their Internet banking solutions in house either on our S1 Enterprise platform or on a competitor's platform. In addition, some have shut down their internet applications entirely. As some of our customers transferred their S1 applications in house, we were able to replace a portion of these data center revenue streams with software license fees and support and maintenance fees. We believe this transition will be complete and data center revenues will stabilize by the end of 2002. As we add new hosted customers on our S1 Enterprise products, we expect data center revenues to increase in 2003. The acquired FI businesses do not have a data center solution; accordingly, there was no data center revenue from the acquired FI businesses during the three months ended September 30, 2002.

         Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold.

         DIRECT COSTS AND GROSS MARGINS. Direct costs decreased slightly by $0.2 million to $24.2 million for the three months ended September 30, 2002 from the three months ended September 30, 2001. Overall gross margins were 59% and 57% for the three months ended September 30, 2002 and 2001, respectively. The overall decrease in direct costs and corresponding increase in gross margins are primarily the result of reductions in employee headcount and higher cost outside contractors, and reduced facilities costs resulting from the consolidation of offices, offset by the added costs of the acquired FI businesses.

         Direct costs exclude charges for depreciation and amortization of property and equipment.

         Cost of software licenses for our products are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. We anticipate that cost of software licenses will increase in future periods as we license and install more of our new S1 Enterprise products because these products include some software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold.

         Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $18.1 million for the three months ended September 30, 2002, a slight increase from $17.8 million for the same period in 2001. The increase resulted from the added costs of the acquired businesses, offset by reductions in professional services headcount, outside contractors and associated facilities costs.

         Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $0.9 million to $5.6 million for the three months ended September 30, 2002 from $6.5 million for the three months ended September 30, 2001. The decrease is primarily the result of reductions in personnel, outside contractors and purchases of non-capital equipment and services.

         SELLING AND MARKETING EXPENSES. Total selling and marketing expenses increased by $2.5 million to $9.5 million for the three months ended September 30, 2002 from $7.0 million for the three months ended September 30, 2001. This increase is primarily attributable to the added costs of the acquired businesses (approximately $1.8 million) plus costs associated with strengthening our internal sales force. These additional costs were offset by a $0.6 million reduction in bad debt expense and a $0.3 million reduction in spending on marketing programs.

         PRODUCT DEVELOPMENT EXPENSES. Total product development expenses remained flat at $10.1 million for the three months ended September 30, 2002 and 2001. Cost savings achieved from realignment of our product development organization in 2001, including replacing outside contractors in our domestic operations with lower cost offshore contractors, were offset by the added costs of the acquired businesses. Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release; however, we may be required to capitalize certain software development costs in the future.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $2.1 million to $9.5 million for the three months ended September 30, 2002 from $11.6 million for the three months ended September 30, 2001. As a percentage of revenues, general and administrative expenses were 16% and 20% for the three months ended September 30, 2002 and 2001. The decrease in general and administrative expenses was primarily attributable to a decrease in compensation and benefits, professional services fees and recruiting fees, offset in part by the added costs of the acquired businesses (approximately $1.1 million). During 2002, we reduced our general and administrative headcount and our use of external resources.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $5.3 million for the three months ended September 30, 2002 from $6.9 million for the three months ended September 30, 2001, due to reductions in capital expenditures during recent periods as compared with those made in 1999 and 2000. A significant portion of those items that we bought in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2001. This decrease was offset partially by the added costs of the acquired businesses.

         AMORTIZATION OF ACQUISITION INTANGIBLES. Amortization of acquisition intangible assets decreased $10.2 million to $4.3 million for the three months ended September 30, 2002 from $14.5 million for the three months ended September 30, 2001. In connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we stopped recording amortization expense on goodwill and assembled workforce. This reduced our amortization expense for the three months ended September 30, 2002 by approximately $10.1 million. Otherwise the expiration of amortized assets was completely offset by additional amortization associated with the other intangible assets of the acquired businesses.

         INTEREST AND OTHER (EXPENSE) INCOME, NET. Interest and other expense net was almost zero for the three months ended September 30, 2002, a decrease of $1.5 million from the three months ended September 30, 2001. This decrease resulted from the following:

         - a non-cash charge of $3.5 million we recorded during the three months ended September 30, 2001 to write down our basis in certain equity investments (accounted for on a cost basis) as a result of impairment in the value of these assets which we believe is other than temporary; offset by

         - a $1.0 million decrease in interest income during the three months ended September 30, 2002 due principally to a decrease in interest rates from the prior year period; and

         - a $0.8 million decrease in other income during the three months ended September 20, 2002.

         LOSS ON SALE OF SUBSIDIARIES AND EQUITY INTEREST IN NET LOSS OF AFFILIATE. During the three months ended September 30, 2001, we recorded a non-cash charge of $7.0 million based on our equity interest in the net loss of Yodlee and the amortization of the underlying intangible assets. In the fourth quarter of 2001, we wrote down our equity investment in Yodlee to $1.0 million after which time we are not required to record our share of Yodlee's net losses.

         INCOME TAX BENEFIT. We recorded an income tax benefit of $0.8 million during the three months ended September 30, 2002 compared to $1.1 million for the three months ended September 30, 2001. The income tax benefit resulted from the amortization of intangible assets acquired in the acquisition of FICS offset by foreign income tax expense incurred in certain European countries. The decrease in the benefit is principally attributable to increases in taxable foreign income.

         LOSS FROM DISCONTINUED OPERATIONS. We recorded a loss from discontinued operations of $1.7 million during the three months ended September 30, 2002 compared to a loss of $4.7 million for the three months ended September 30, 2001. The decrease in the loss from discontinued operations was primarily attributable to a $5.2 million decrease in depreciation and amortization expense as a result of the application of the accounting treatment for assets held for sale. Revenues for the three months ended September 30, 2002 were $13.5 million compared to $13.4 million for the three months ended September 30, 2001. The additional revenues from the acquired Point non-financial institution business were more than offset by an adjustment to reduce revenues for billing allowances of $1.8 million, including $0.9 million for the accounting matter discussed below. Direct costs and operating expenses increased as a result of the inclusion of the Point non-financial institution business. Selling and marketing and product development costs declined due to the cost alignment activities undertaken during the second and third quarters of 2002.

         During the three months ended September 30, 2002, we identified and corrected two accounting matters in our discontinued operations with a cumulative impact on earnings of approximately $1.5 million that occurred over the six previous quarters. One of the matters resulted in us improperly recognizing an aggregate of $0.9 million in revenue over a four quarter period ended June 30, 2002. The other matter resulted in us not recording certain operating expenses totaling $0.6 million over a six quarter period ended June 30, 2002. The impact of these matters in any one of the affected quarters was less than $0.01 per share. We corrected these matters in the current quarter by reducing revenues $0.9 million and recognized expenses of $0.6 million. These matters were in our discontinued operations and had the effect of increasing loss per share from discontinued operations by $0.02 per share during the three months ended September 30, 2002. These matters did not affect our revenues, expenses or loss from continuing operations.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         REVENUES. Total revenues increased by $20.0 million to $184.1 million for the nine months ended September 30, 2002 from $164.1 million for the same period in 2001, an increase of 12%.

         Software license revenues were $50.5 million for the nine months ended September 30, 2002, an increase of $23.7 million from the same period in 2001. Although most of our license revenue has to be replaced each period, license revenue earned from our major customer in Europe comprised $23.6 million of our license revenue during the nine months ended September 30, 2002, an increase of $19.1 million over the prior year period. This revenue comes from a subscription license which will continue through December 2003. S1 Enterprise license revenues for the nine months ended September 30, 2002 were $7.2 million. Single channel licenses, which comprise the remainder of the license revenues, decreased $14.2 million from the prior year period. License revenues generated from products from the acquired FI businesses, which are included in both S1 Enterprise and single point solutions, totaled $11.6 million.

         Support and maintenance revenues were $32.2 million for the nine months ended September 30, 2002, an increase of $12.6 million from the same period in 2001. The increase is primarily attributable to support and maintenance fees earned from the acquired businesses.

         Professional services revenues were $69.5 million for the nine months ended September 30, 2002, a decrease of $9.8 million from the same period in 2001. This decrease is principally attributable to the decrease in professional services revenues from large projects, partially offset by increases from the acquired businesses of approximately $6.4 million.

         Data center revenues were $31.0 million for the nine months ended September 30, 2002, a decrease of approximately

$6.6 million from the same period in 2001. The decrease in data center revenue was primarily due to the loss of several large data center customers, offset by an increase in the number of community and mid-sized financial institutions utilizing S1 solutions in our data centers. The acquired FI businesses do not have a data center solution, accordingly there was no data center revenue from the acquired FI businesses during the nine months ended September 30, 2002.

         Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold.

         DIRECT COSTS AND GROSS MARGINS. Direct costs decreased by $9.9 million to $73.9 million for the nine months ended September 30, 2002 from $83.8 million for the nine months ended September 30, 2001, a decrease of 12%. Overall gross margins were 60% and 49% for the nine months ended September 30, 2002 and 2001, respectively. The overall decrease in direct costs and corresponding increase in gross margins are primarily the result of reductions in employee headcount and higher cost outside contractors, and reduced facilities costs resulting from the consolidation of offices, offset by the added costs of the acquired FI businesses.

         Cost of revenues excludes charges for depreciation and amortization of property and equipment.

         Cost of software licenses for our financial institution software products are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. We anticipate that cost of software licenses will increase in future periods as we license and install more of our new S1 Enterprise products because these products include some software components that we license from third parties; however, cost of software licenses will continue to vary with the mix of products sold.

         Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance was $56.3 million for the nine months ended September 30, 2002, a decrease of $6.8 million from the same period in 2001. This decrease is primarily a result of reductions in professional services headcount, outside contractors and associated facilities costs to a level that is more closely aligned with the projects and services under contract, offset by the added costs of the acquired businesses.

         Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $3.0 million to $16.5 million for the nine months ended September 30, 2002 from $19.5 million for the same period in 2001. The decrease is primarily the result of reductions in personnel, outside contractors and purchases of non-capital equipment.

         SELLING AND MARKETING EXPENSES. Total selling and marketing expenses increased by $9.2 million to $29.2 million for the nine months ended September 30, 2002 from $20.0 million for the same period in 2001. This increase is primarily attributable to the added costs of the acquired businesses (approximately $5.3 million) plus costs associated with the strengthening of our internal sales force. These additional costs were offset by a $0.6 million reduction in spending on marketing programs and a $0.4 million reduction in bad debt expense.

         PRODUCT DEVELOPMENT EXPENSES. Total product development expenses increased slightly by $0.2 million to $30.9 million for the nine months ended September 30, 2002 from $30.7 million for the nine months ended September 30, 2001. Added product development costs from the acquired businesses were offset by cost savings achieved from replacing outside contractors in our domestic operations with lower cost offshore contractors. Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release; however, we may be required to capitalize certain software development costs in the future.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $0.4 million to $32.9 million for the nine months ended September 30, 2002 from the same period in 2001. As a percentage of revenues, general and administrative expenses decreased to 18% for the nine months ended September 30, 2002 from 20% for the same period in 2001. The increase in general and administrative expenses resulted principally from the added costs of the acquired businesses (approximately $2.6 million) offset by a decrease in compensation and benefits, professional services fees and recruiting fees. During 2002, we reduced our general and administrative headcount and our use of external resources.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $4.0 million to $16.2 million for the nine months ended September 30, 2002 from $20.2 million for the nine months ended September 30, 2001, due to reductions in capital expenditures during recent periods as compared with those made in 1999 and 2000. A significant portion of those items that we bought in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2001. This decrease was offset partially by the added costs of the acquired businesses.

         MERGER RELATED COSTS AND RESTRUCTURING CHARGES. During the nine months ended September 30, 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of Point. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related restructuring charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated amounts.

         During the first nine months of 2001, we approved a restructuring plan related to the streamlining of our European operations and recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan. Also in the first half of 2001, as a result of a softening in the domestic real estate markets, we determined our original estimate of costs to dispose of our unused real estate was below the currently anticipated costs. Accordingly, we recorded a charge of $3.6 million to increase our restructuring reserves that were previously established during the fourth quarter of 2000.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the purchase price allocation for the Regency and Point acquisitions during the nine months ended September 30, 2002, we allocated $257,000 to acquired in-process research and development, which we expensed immediately in accordance with the applicable accounting rules. Acquired in-process research and development costs for the Point acquisition of $93,000 were assigned to the discontinued operations.

         AMORTIZATION OF ACQUISITION INTANGIBLES. Amortization of acquisition intangible assets decreased $33.2 million to $12.5 million for the nine months ended September 30, 2002 from $45.7 million for the nine months ended September 30, 2001. In connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we ceased recording amortization expense on goodwill and assembled workforce. This reduced our amortization expense for the nine months ended September 30, 2002 by approximately $35.3 million. Otherwise the expiration of amortized assets was completely offset by additional amortization associated with the other intangible assets of the acquired businesses.

         INTEREST AND OTHER (EXPENSE) INCOME, NET. Interest and other income, net was $1.1 million for the nine months ended September 30, 2002, a decrease of $1.4 million from the nine months ended September 30, 2001. This decrease resulted from the following:

         - a non-cash charge of $3.5 million we recorded during the nine months ended September 30, 2001 to write down our basis in certain equity investments (accounted for on a cost basis) as a result of impairment in the value of these assets which we believe is other than temporary; offset by
         - a gain of $0.9 million on the sale of investment securities available for sale we recorded during the nine months ended September 30, 2001;
         - a $3.6 million decrease in interest income during the nine months ended September 30, 2002 due to a decrease in average cash to invest and a decrease in interest rates from the prior year period; and
         -        a decrease in other income of approximately $0.4 million.

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

         During the nine months ended September 30, 2001, we recorded a charge of $0.8 million in connection with the sale of our subsidiary Write! N.V.

         INCOME TAX BENEFIT. We recorded an income tax benefit of $1.9 million during the nine months ended September 30, 2002 compared to $3.0 million for the nine months ended September 30, 2001. The income tax benefit resulted from the amortization of intangible assets acquired in the acquisition of FICS offset by foreign income tax expense incurred in certain European countries. The decrease in the benefit is principally attributable to increases in taxable foreign income.

         LOSS FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for the nine months ended September 30, 2002 was $6.9 million, a decrease of 63% from a loss of $18.9 million for the same period in 2001. This decrease was primarily attributable to a $13.6 million decrease in depreciation and amortization expense recorded in the nine months ended September 30, 2001. This was a combination of ceasing depreciation and amortization expense on June 30, 2002 as a result of the accounting treatment for assets held for sale and the cessation of amortizing the acquisition intangibles of goodwill and assembled workforce under the provisions of SFAS No. 142. Revenues were $35.8 million for the nine months ended September 30, 2002 compared to $35.6 million for the same period in 2001. Direct costs and operating expenses increased as a result of the inclusion of the Point non-financial institution business and a change in the mix of products sold, offset by decreases in selling and marketing and product development expenses as a result of cost alignment actions taken in the second and third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The following tables show information about our cash flows during the nine months ended September 30, 2002 and 2001 and selected balance sheet data as of September 30, 2002 and December 31, 2001:

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2002                   2001
                                                                    -----                  ----
                                                                        (IN THOUSANDS)
Net cash provided by operating activities before
         changes in operating assets and liabilities          $       19,136           $         (2,187)
Change in operating assets and liabilities                            (6,426)                     2,417
                                                               --------------          ----------------
Net cash provided by operating activities                             12,710                       230
Net cash used in investing activities                                (19,979)                  (38,846)
Net cash used in financing activities                                 (6,450)                   (4,278)
Effect of exchange rates on cash and cash equivalents                    178                      (117)
                                                               --------------          ----------------
Net decrease in cash and cash equivalents                     $      (13,541)          $       (43,011)
                                                               ==============          ================

                                                                              AS OF
                                                          SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                                          ------------------        -----------------
                                                                         (IN THOUSANDS)
Cash and cash equivalents .                              $     106,091       $     119,632
Short term investments                                          32,928              28,818
Working capital                                                146,934             129,827
Working capital, excluding deferred revenues                   175,086             157,326
Total assets                                                   381,776             372,037
Total stockholders' equity                                     280,008             274,618

         OPERATING ACTIVITIES. During the nine months ended September 30, 2002, cash provided by operations was $12.7 million compared to $0.2 million for the nine months ended September 30, 2001. The improvement in net cash flows from operating activities generally reflects the decrease in our net loss offset in part by the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

         Cash provided by operations for the nine months ended September 30, 2002 included the effects of:

         - our net loss for the period of $17.6 million offset by non-cash charges including $31.4 million of depreciation and amortization expense, including acquisition intangibles;
         -        a $4.4 million increase in accounts receivable;
         -        a $2.7 million increase in prepaid expenses and other assets;
                  and
         - a decrease in accounts payable and accrued expenses of $3.4 million as a result of the timing of payments.

         Cash provided by operations for the nine months ended September 30, 2001 included the effects of:

         - our net loss for the period of $165.3 million offset by non-cash charges of approximately $156.1 million;
         -        a decrease in accounts receivable of $24.8 million; and
         - a reduction of accounts payable and accrued expenses of $22.8 million.

         INVESTING ACTIVITIES. Cash used in investing activities was $20.0 million for the nine months ended September 30, 2002 compared to $38.8 million in the comparable period of 2001.

         In the first nine months of 2002, we:

         -        purchased $9.4 million of property and equipment;
         - paid $3.9 million, net of cash received, in connection with the acquisitions of Regency and Point;
         - invested $2.5 million in a long-term (greater than one year) certificate of deposit; and
         - moved a net amount of $4.1 million from short-term investments to cash and cash equivalents.

In the first nine months of 2001, we:

         - sold our VerticalOne subsidiary, including $15.0 million in cash;
         - paid $4.5 million in cash in connection with our acquisition of SDI;
         - moved a net amount of $9.1 million from cash and cash equivalents to short-term investments; and purchased $11.3 million of property and equipment.

         FINANCING ACTIVITIES. Cash used in financing activities was $6.5 million for the nine months ended September 30, 2002 compared to cash used in financing activities of $4.3 million in the nine months ended September 30, 2001.

         In the first nine months of 2002 and 2001, we received $5.1 million and $4.6 million from the sale of common stock under our employee stock plans, respectively. We paid $4.5 million and $5.0 million for capital lease obligations in the nine months ended September 30, 2002 and 2001, respectively. During the first nine months of 2001, we repaid $3.8 million borrowed under various credit arrangements.

         In July 2002, our board of directors approved a $10.0 million stock repurchase program. This program has been and will continue to be funded from available cash. Through September 30, 2002, we repurchased 1,477,000 shares of our common stock for $7.0 million under this program.

         In 2001, we entered into an arrangement for a $10.0 million secured line of credit with a bank. During the quarter ended September 30, 2002, the secured line of credit expired unused. Therefore, we have no current borrowing arrangement.

         We believe that our expected cash flows from operations together with our existing cash and short term investments and proceeds we expect to receive from the sale of our contact center automation business will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company's 2001 Annual Report on Form 10-K. There have been no significant changes in our market risk from December 31, 2001.

ITEM 4.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         99.1     Certificate of Chief Executive Officer and Chief Financial
                  Officer

 (b)     Reports on Form 8-K.

                  S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the "SEC") during the quarter ended September 30, 2002:

                  Current Report on Form 8-K filed with the SEC on August 1, 2002 (date of report July 30, 2002) (regarding a press release and an analyst conference call related to second quarter 2002 results and S1 and its operations).

                  Current Report on Form 8-K filed with the SEC on September 19, 2002 (date of report September 19, 2002) (regarding a press release announcing an investor conference and S1 and its operations).

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2002.

                                  S1 CORPORATION

                                  By: /s/ Matthew Hale
                                     -------------------------------
                                     Matthew Hale
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)




                               10-Q CERTIFICATION

         CERTIFICATIONS*

         I, Jaime W. Ellertson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of S1
         Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

         /s/ Jaime W. Ellertson
         ----------------------------
         Chief Executive Officer




                               10-Q CERTIFICATION

              CERTIFICATIONS*

              I, Matthew Hale, certify that:

              1. I have reviewed this quarterly report on Form 10-Q of S1 Corporation;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              Date: November 14, 2002

              /s/ Matthew Hale
              ----------------
              Chief Financial Officer