Form 10-K
period 2002-12-31
S1 CORP /DE/
filed 2003-03-31
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 000-24931

S1 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2395199 (I.R.S. Employer Identification No.)

3500 Lenox Road, NE, Suite 200 Atlanta, Georgia (Address of principal executive offices)	30326 (Zip Code)

Registrant’s telephone number, including area code: (404) 923-3500

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒  No  ☐

      Aggregate market value of the common stock held by non-affiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant’s common stock on June 28, 2002, was $ 500,152,783.

      Shares of common stock outstanding as of March 21, 2003: 69,242,204.

Documents Incorporated by Reference

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the definitive proxy statement for the annual meeting of shareholders to be held May 22, 2003, which the registrant intends to file no later than 120 days after December 31, 2002, are incorporated by reference in Part III.

S1 CORPORATION AND SUBSIDIARIES

FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

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

Business Overview

      We provide enterprise software solutions for financial organizations including banks, credit unions, investment firms and insurance companies on a global basis. Our solutions automate the channels by which financial institutions interact with their customers. These channels include (1) full-service channels that support person-to-person interactions such as talking to a teller in a bank branch or working with an insurance agent or a customer support representative over the phone, (2) self-service channels, or person-to-machine interactions, such as the Internet or interactive voice response (IVR) units and (3) automated, or machine-to-machine, interactions. Our applications are designed to support all of the financial institution’s market segments from retail end-users to small businesses to large corporations, as well as financial institution employees including bank tellers, insurance agents, contact center representatives and financial advisors.

      We provide a comprehensive set of solutions for banking, brokerage and insurance, as well as customer relationship management (CRM), for global, national, regional and local financial organizations. We also provide statutory financial reporting software solutions.

      Our products are designed to run on-premise at a financial institution location or be hosted in a data center (either S1’s data center or a third party’s facility). The products can be easily branded and extended to meet the specifications of the financial institution. We offer a variety of services to assist in implementing and supporting our applications, as well as hosting services that allow a financial institution to outsource, to S1, the ongoing operations and maintenance of their applications. We provide professional services for the installation and integration of our products, including on-premise installation at the financial institution’s location, installation at S1’s data center or installation at third-party data processing centers. In addition, we provide training, consulting and product enhancement services, enabling our customers to customize applications to meet particular business needs and strategies.

General Background

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

      Over the last three years, we made six strategic acquisitions that were undertaken to provide additional technology, product and service offerings, industry expertise, a broader customer base and an expanded geographic presence. In March 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based multi-channel CRM application provider. In February 2002, we acquired Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. In September 2001, we acquired Software Dynamics Inc. (SDI), a West Hills, California based provider of branch automation, teller, call center and CRM solutions for financial institutions. In November 2000, we acquired Level Next, Inc., a provider of global trade finance systems. In April 2000, we acquired Davidge Data Systems, Inc., a New York, New York based provider of order routing services to brokerage firms and Q-Up Systems, Inc., an Austin, Texas based provider of Internet financial services solutions to community and mid-market banks.

Industry Background

      Financial institutions interact with their customers through a variety of channels, including but not limited to the branch, call center, phone, ATM and the Internet. As each of these channels was introduced and proliferated, financial institutions took a tactical approach in expanding their offerings, incrementally adding these new channels as they fit in with their evolving business plans. By and large, each channel became an independent product, with little crossover between lines of business or little integration between the channels themselves, which led to operating inefficiencies, little or no ability to share customer information and inconsistent customer experiences. Today’s consumers demand increased access to their finances. Some want instant and ubiquitous access to account information. Others want to pay bills, transfer funds, receive alerts and trade stocks — anytime, anywhere. Still other consumers prefer real-time services, requesting to see transactions, make credit applications and receive rate quotes as they happen. Consumers want services to be available to them through all of these channels at their convenience and understand enough about technology to expect the financial institution to be able to deliver this. In addition, the increased competition in the financial services industry due to new entrants and convergence also put pressure on financial institutions to be able to deliver products and services that allow them to retain their current customers and increase their share-of-wallet while decreasing their costs.

      We believe that a key point of competitive advantage will center on how well financial institutions provide a unified experience for their customers across multiple points of interaction. Financial institutions will need to deliver a consistent and compelling experience to their customers and provide them with products and services that better meet their needs and are relevant to their stage in life. While this sounds straightforward, we believe it is very challenging to a financial institution dealing with multiple channels, using different technologies, all of which must be integrated with a variety of legacy applications. Financial institutions are driven by technology and must attempt to keep up with the rapid pace of change. They must determine how to leverage their existing solutions while moving to new technologies that will protect their investments and better position them for the future. Continuing economic pressures and cost and resource cutting have forced them to try and do more with less. In addition, many financial institutions are struggling to absorb acquired businesses and rationalize the technologies and systems involved.

      We believe these factors will drive financial institutions to pursue an enterprise solution that helps them automate and integrate their channels while leveraging single points of integration to their back office systems and better sharing customer information. This type of solution would reduce costs by using single points of integration to the legacy applications, decreasing operational complexity and eliminating multi-vendor coordination, as well as drive revenue by enhancing cross-selling opportunities, and increasing customer loyalty. We are in the process of delivering a fully integrated solution that automates and integrates the front-office applications, while providing a technology platform to simplify integration and operations as well as speed implementation and time to market. Our activities during 2001 and 2002 were focused on execution of our strategy around the delivery and implementation of this type of enterprise application.

The S1 Solution

      In 2002, we continued to evolve the focus of our solutions from the Internet to a multi-channel approach across multiple front-office applications. During 2002, we implemented our initial S1 Enterprise offerings: S1 Personal Banking and S1 Business Banking. In addition, we continued to develop the S1 Enterprise Platform as the foundation for a financial institution’s multi-channel integration initiatives.

      Our direction for the S1 Enterprise is to take a holistic approach to unifying the multiple channels, applications, and customer segments that define a financial institution. By taking a customer-centric view, we expect that the S1 Enterprise will enable financial institutions to deliver a personalized, compelling experience to their retail, small business and corporate customers. By supporting all customer interaction channels — including full-service channels such as branches, agents and call centers; self-service channels such as IVR and the Web; and automated interactions such as Open Financial Exchange (OFX) — we intend that S1 Enterprise will enable financial institutions to deliver a common customer experience while helping them rapidly deploy new products and services. S1 Enterprise offers banking, investment, insurance and CRM applications that can be used by both financial institution customers and internal users, such as tellers, agents, brokers, and customer service representatives. We provide flexible, customizable solutions with a modular approach so financial institutions can innovate their enterprise at their own pace, while increasing revenue, lowering costs and building stronger customer loyalty.

      We believe that the S1 Enterprise, when fully implemented, will offer a number of important benefits to our customers, including the following:

•	S1 Enterprise Will Turn Static Financial Institution Data into Actionable Information — Financial institutions have a wealth of valuable customer information stored throughout their organizations. Their customers also have multiple financial relationships with other providers. S1 Enterprise will help financial institutions collect the data from internal and external systems, giving greater insight into customers and the ability to deliver more personalized service. S1 Enterprise will feature fully integrated CRM capabilities so that our financial institution customers can leverage customer information and marketing programs across all customer touch points, helping them create profitable and satisfying customer interactions. Our CRM approach goes beyond the traditional approach by turning information such as alerts, awards and promotions into actionable information at the delivery channel of choice for the financial institution’s customer. This includes multiple delivery channels — not just the call center.

•	S1 Enterprise Will Deliver Compelling, Personalized Products and Services — In order to build customer loyalty, financial institutions need to deliver personalized products and services that are timely, relevant and accurate. S1 Enterprise will help them understand their customer’s buying behaviors, attitudes toward technology and short and long-term financial goals. S1 Enterprise will help financial institutions create more cross-selling opportunities, while maximizing the existing relationships they have established to up-sell additional products and services and to reduce customer churn. Such personalized service will increase opportunities for cross sell and create more effective push marketing.

•	S1 Enterprise Will Provide Cost Effective Integration of Multiple Applications and Channels — The S1 Enterprise will deliver integrated solutions across self-service channels such as the Web and phone, and will provide tools to support the full-service channels, including tellers, insurance agents, brokers, call center representatives and private bankers. Delivering all of these services from a common platform will enable financial institutions to achieve significant cost savings over time. With the deployment of one application, they get the most comprehensive functionality on an open, flexible, and operable industry platform. With multiple applications, they begin to see true economies of scale with the single platform. While this not only reduces integration, maintenance and implementation costs, it can also leverage the cross-channel CRM capabilities for more effective personalization and sales opportunities. All of this capability will be delivered while leveraging existing investments in back-office system interfaces.

S1 Vision and Strategy

      Our objective is to be the leading global provider of integrated enterprise solutions that enable financial institutions to improve the way they service their customers by integrating all delivery channels, expanding the total financial relationship and increasing profits. To achieve this objective, we intend to pursue the following initiatives:

Achieve Financial and Operational Stability through a Combination of Enterprise Revenue Growth and Continued Cost Control

      Continued strengthening of S1’s financial and operational stability was a key priority in 2002. We made significant progress in this effort, demonstrated most clearly by the $0.02 in earnings per share we generated in the fourth quarter of 2002, the company’s first profitable quarter ever. Revenues from continuing operations increased 7% in 2002 to $248.0 million. We reduced our annual net loss to $0.24 per share in 2002, compared with a net loss of $3.74 per share in 2001. Perhaps most importantly, we generated $21 million in cash from operations, a key indicator of the financial health of our organization.

      Our most strategic revenue stream, and the one that we expect to be the primary growth driver of revenue in future periods, is derived from our Enterprise suite of applications. In 2002, we generated $30 million of revenue from our S1 Enterprise solutions. We also generated additional revenue from the acquisitions of SDI, Regency and Point, all key components of our Enterprise strategy. The growth achieved from the execution of our Enterprise strategy, however, was partially offset by declining revenues from certain customers whose relationship with S1 was based on S1’s original data center and Internet banking business model. Revenues from these legacy customers declined during 2002 and will decline further in 2003, as S1 continues the transition away from our original business model, and toward our new enterprise software model. (See further discussion of this transition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview). As a result of this transition, we expect flat to relatively modest revenue growth in 2003.

      We expect to leverage this modest revenue growth through continued efforts to control our operating costs. Total operating costs, including direct costs, selling and marketing costs, product development costs and general and administrative costs, declined slightly to $219.2 million in 2002 from $221.7 in 2001, despite the inclusion of operating costs of approximately $32.0 million from the SDI, Regency and Point acquisitions.

      We believe that the combination of new Enterprise revenue and our continuing focus on rationalizing costs will result in the generation of continued positive cash flow from operations and profits for 2003.

Continue to Enhance our Technological Architecture to Realize the Full Potential of our Enterprise Solutions

      Due to rapid growth and numerous acquisitions, S1 products encompassed several overlapping technologies and applications. In order to realize the full potential of our solution, and make the most effective use of our development resources, it was imperative to re-write the technological architecture underlying many of our products. Our initial focus was on converging our Internet-based products to a single platform as delivered in early 2002. From that point, we began to focus on integrating products serving other channels into the single platform so we can leverage their functionality and deliver true multi-channel integration.

      A key component of the S1 Enterprise family of products is the S1 Enterprise Platform, which not only provides integration across all of a financial institution’s channels, but enables the financial institution to leverage the interfaces built to their back end systems, share customer data across the organization, and deliver comprehensive, integrated marketing programs. S1 Enterprise Platform technology features an open, flexible and operable architecture that incorporates existing legacy and third-party applications, while also helping the financial institution move toward a standard platform that unifies its channel strategy. This platform provides the most robust transactional and CRM capabilities for both end-user customers and internal users alike. An n-tier, component-based architecture, the S1 Enterprise Platform utilizes common industry standards such as J2EE and XML for integrating third-party solutions, existing systems and evolving technology standards. In addition, the S1 Enterprise Platform facilitates a common customer experience by supporting multiple delivery channels, such as Web, call centers, wireless, branch and advisors.

      The S1 Enterprise Platform serves as a common base for S1 product deployments. Its layered framework ensures that all applications are consistent in their interpretation and presentation of all data and that they can be extended, upgraded, maintained and operated.

Increase Revenues by Cross-Selling our Products and Services to Existing Customers

      We intend to generate revenues by selling additional S1 products and services to our existing customer base of over 4,000 financial institutions. We believe that opportunities for cross-selling our products and services will increase as we deliver more of our applications on the S1 Enterprise Platform, and as we continue to add and enhance products through acquisition and internal development. In addition to the sale of new products, the migration of our customer base from single-channel solutions to the integrated Enterprise applications will offer further revenue growth opportunities.

Increase Emphasis on Selling Packaged Products

      We are increasing our emphasis on selling packaged solutions instead of highly-customized, tool-kit-oriented solutions. The market is moving from early adopters to the mainstream majority. Our customers are increasingly focused on implementing packages that can be extended and customized as opposed to buying tool-kits that require a high degree of customization and result in more expensive ongoing maintenance and issues with other vendors’ software upgrades.

Grow Our Sales Channel Program through Strategic Alliances with Key Partners

      In 2002, we continued to expand our relationship with International Business Machines Corporation. We ported some Internet-based products to the IBM P-series platform (AIX) and have been working jointly with IBM to implement this solution for one of our customers. We believe IBM will be a key distribution partner for us and we expect they will perform a significant amount of implementation and integration work associated with the S1 Enterprise family of products. During 2002, we also began working more closely with BEA Systems, Inc. BearingPoint, Inc. (formerly KPMG Consulting, Inc.) and anticipate strengthening those relationships in 2003. In 2003, we began working with Viecore, Inc. We also signed with numerous resellers globally to increase our sales presence in areas where we do not have extensive direct sales coverage including South America, the Middle East region, Italy and the Asia Pacific region. We plan to continue adding key partners to extend our sales channel program.

Pursue Strategic Initiatives to Enhance our Core Product Offerings and Increase our Customer Base

      In February 2002, we acquired Regency Systems, Inc., which will strengthen our solutions set with telephone banking applications targeted at the community and regional segment of the bank market. In addition, the Regency acquisition brought approximately 1,500 new financial institutions into the S1 customer base. In March 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., which will expand our presence in Europe. We plan to pursue strategic acquisitions that will (i) provide additional technology, product and service offerings and industry expertise, (ii) broaden our customer base and (iii) expand our geographic presence. As we have done in the past, we may divest non-core product lines in order to more effectively focus on our business.

S1 Products

      We generate revenues from two principal product groups: S1 Enterprise (or multi-channel) financial solutions and legacy (or single channel) financial solutions. We define S1 Enterprise revenue as fees that we earn from sales of our recently released S1 Enterprise applications, such as S1 Personal Banking or S1 Business Banking, as well as fees that we earn from customers who have signed an S1 Enterprise agreement and have purchased more than one major application.

      Our products are classified in five major families: Banking Solutions, Insurance Solutions, Voice Solutions, CRM Solutions and Financial Reporting Solutions.

  S1 Banking Solutions

      In the first quarter of 2002, we delivered the general availability releases of our S1 Personal Banking and S1 Business Banking products running on the new S1 Enterprise Platform. These products are primarily focused on meeting the needs of the regional to global financial institution. Going forward they will be integrated with the branch and CRM applications as part of the S1 Enterprise supporting both the interaction and transaction needs of financial institutions and facilitating integration and optimization across all delivery channels.

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

      S1 is committed to delivering products that meet the needs of financial institutions of all sizes. The smaller community banks and credit unions need products that deliver basic functionality in a cost effective manner. S1 provides the S1 Internet Banking System (IBS) family of products to meet the specific needs of this market segment.

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

      In the branch automation space, S1 currently offers the following rich-client, Java-based products. In the future, we will focus on delivery of J2EE-based branch applications and expect to deliver a teller application in late 2003.

•	S1 Teller — provides the complete set of transactions and core services necessary for fulfilling the rigorous requirements of today’s teller environment, including host communications, sharing and storing of information, cumulative totals, electronic journal, transaction security and approval, and balancing aids.

•	S1 Sales and Service Platform — includes an extensive set of transactions, sales tools, and core services that expedite selling new products, as well as servicing existing accounts.

•	S1 Banking Call Center — provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management that are exclusive to call center operations. The S1 Banking Call Center application integrates with other call center technologies, including IVR systems, computer telephony integration servers, and automatic call distributor systems.

  S1 Insurance Solutions

      S1 Insurance solutions include products for both the customer and the agent or intermediary. The applications support product sales capabilities as well as self-service capabilities for the property and casualty and life and annuity markets.

•	S1 Consumer Insurance — provides the features and functionality to enable insurance providers to improve customer service, acquire new business and reduce costs by providing anytime, anywhere access to meet insurance needs. Customers can view policy information, request changes to their policies, initiate the claims process and get insurance quotes as well as apply and purchase products online.

  S1 Voice Solutions

•	S1 Voice Banking – delivers IVR functionality in a stable, flexible, Windows-based application. With the push of a button or through simple voice commands, users can check on a deposit or account balance, find a CD rate, pay bills or transfer funds.

  S1 CRM Solutions

•	S1 Customer Center — a virtual financial lobby, the S1 Customer Center provides customers with a destination web site or portal giving them access to product information, news and other content, as well as community pages and bulletin boards. The S1 Customer Center enables financial institutions to efficiently create, manage and quantify their web presence.

•	S1 Marketing Center – supports the planning and execution of marketing campaigns based on multiple segmentations of customers and prospects. Includes robust inbound and outbound telemarketing features that can be combined with advanced CTI functionality to enhance the efficiency of your marketing personnel.

•	S1 Sales Center – supports sales associates and managers in a telesales or field sales environment by tracking all relevant information and proactively guiding the associate through initiating, closing and tracking opportunities.

•	S1 Support Center – enables customer service representatives and managers to create, assign and manage customer support requests such as incidents, problems and resolutions. It provides details of the problem, the ability to request status and history and the ability to suggest products for cross-sell and up-sell.

•	Edify vCSR — the Edify vCSR (virtual customer service representative) family of products provides applications that provide real-time fulfillment and complete knowledge of the customer allowing financial institutions to understand what the customer says and what they type, rate their satisfaction with the service and their importance as a customer, fulfill their request and speak, email, fax, or send to their wireless device of choice, the information they need, inform the human CSR about the reason for a customer call and suggest action, speak to the customer, help the customers find what they need on the web site, or connect them with the most qualified person to provide assistance. These solutions are sold into the financial services market by the S1 sales organization.

•	S1 Analytics —features easy to use analytical and segmentation tools, comprehensive campaign development and management capabilities, and a unique methodology to drive the results of CRM out to all channels. It permits real time access to customer contact and value information, as well as target campaigns, and significantly enhances the value of CRM efforts.

  Financial Reporting Solutions

      Our financial reporting application, FiRE, aims to ease the burden of regulatory reporting for banks, mutual funds, pension brokers, and other financial institutions. It benefits organizations by empowering them to comply with the reporting stipulations of central banks, monetary authorities, and other financial regulators in up to 21 countries. It also provides comptrollers, regulatory specialists, managers, and other internal staff with a set of value-added tools for building a financial data warehouse and generating financial reports.

  Account Aggregation

      Through our reseller agreement with Yodlee, Inc., which is described in Note 19 to our consolidated financial statements included elsewhere in this report, we provide account aggregation capabilities, which allow the delivery of an integrated balance sheet consolidating, organizing and presenting a consumers’ personal account information, from a variety of providers, for confidential viewing and access.

S1 Services

      We provide services to assist our customers in the planning, implementation and customization of their applications as well as ongoing maintenance and support and, if desired, application hosting services.

  S1 Hosting Services

      Our hosting services provide operational management and control across the full range of banking, brokerage, insurance, loan, credit card and content applications and information. We host S1 applications on behalf of our customers in our global data center facility in Atlanta. We also provide smaller-scale hosting services in our data centers in Austin, New York, Singapore and the United Kingdom. Our mature data center operating environment was created to address mission-critical operational issues for financial applications, such as security, recovery and availability. Our data centers are hardened facilities that can scale to support large volumes of customers.

  S1 Customer Support

      The S1 Customer Support team offers various levels of service to meet an organization’s support needs and budgets:

•	Technical Support — Customer support engineers will work to provide solutions on S1 products;

•	Software Release — Software upgrades that include enhancements to the software as well as operations and performance improvements; and

•	Online Support — The S1 Support Website is designed to provide “one-stop” access to technical information for S1 products. The S1 Support Website provides access to technical FAQs, download patches, the latest documentation, and support bulletins.

  S1 Professional Services

      Our professional services team helps financial institutions bring their solutions to market — rapidly and efficiently. Our professional services organization is engaged in the following activities:

•	Project Management — Our project manager is responsible for keeping a project on schedule and within budget throughout the implementation cycle;

•	Custom Software Development — Our developers will customize our solutions to meet the specific business requirements of our customers — from analysis and design to building and testing;

•	Technical Services — Our team will design, implement and test the servers and network infrastructure to support our solutions. Our expertise includes software integration, database services, networking and the applications skills required to deliver secure, robust solutions;

•	Educational Services — Our training professionals help financial institutions train their employees to use our solutions to better serve their customers; and

•	Web Design Services — S1 Web Technologies is available to assist with delivery of a complete web presence for financial institutions.

Customers and Markets

      We provide solutions to global financial services organizations as well as regional and local financial institutions. Currently, we serve more than 4,000 banks, credit unions, insurance providers and investment firms. In 2000, 2001 and 2002, we reported revenues from continuing operations of $190.0 million, $231.8 million and $248.0 million, respectively.

      During 2002, we had two major customers (defined as those who individually contribute more than 10% of total revenues). We provided implementation, hosting and product enhancement services to State Farm Mutual Automobile Insurance Company. Revenues from this customer were 38%, 33% and 26% of our revenues from continuing operations during the years ended December 31, 2000, 2001 and 2002, respectively. We expect revenues from this customer to decline to approximately 20% of our revenues from continuing operations in 2003.

      The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 17% of our revenues from continuing operations during the year ended December 31, 2002. These revenues were derived from agreements to provide a subscription license, data center services and professional services, all of which end during 2003. This customer contributed less than 10% of our total revenues 2000 and 2001.

Strategic Alliances and Partners

      We have built a global network of alliances, allowing us to more fully extend our expertise, capabilities, and reach within the financial services industry. We have established strategic, technology, and channel relationships with a number of organizations. We have alliances with companies such as K2Solutions, IBM and BearingPoint as well as with numerous core processing vendors, bill payment providers, credit card processing vendors and printed product vendors. In certain geographies, such as Asia and the Middle East, we are using partners as our primary sales channel to increase our market reach.

Sales and Marketing

      We sell our solutions to small, mid-sized and large financial organizations. Our sales force is comprised of professionals structured in three major regional groups: (i) the Americas region, (ii) the Europe, Middle East and Africa region (EMEA) and (iii) the Asia-Pacific and Japan (APJ) region. We reported revenues of $190.0 million, $231.8 million and $248.0 million in 2000, 2001 and 2002, respectively, of which 79%, 71% and 71%, respectively, were attributed to sales in the United States.

      In the Americas region our sales force is a mix of named account support, geographic support and inside sales support depending on the size of the financial institution. The named accounts sales force focuses on developing long-term relationships with senior management of financial institutions. Once we have established a relationship with these organizations and their senior management teams, the sales team continues to market additional products and services to them. The sales cycle for large financial institutions generally lasts from 6 to 18 months. Contracts with these large financial organizations typically have multi-year terms. The sales cycle for these small to mid-sized financial organizations typically lasts from six to nine months, and the contracts entered into with them typically provide for direct delivery and service requirements. In addition, we have relationships with distribution partners, thereby maximizing our market penetration through the reseller channel.

      In the EMEA region, we sell through both a named account structure in specific territories such as the United Kingdom, Belgium, the Netherlands, Luxemburg and Germany and through resellers in other territories such as Italy and the Middle East. In the APJ region our sales efforts are focused primarily on resellers.

      Within each group are trained sales support personnel who provide functional and technical expertise to maximize the customer’s understanding of S1’s solutions.

      In addition to internal sales efforts and joint efforts with distribution partners, S1 markets its products and services in other ways to build awareness of the S1 brand. Our marketing efforts include participating in and exhibiting at industry conferences and trade shows, maintaining memberships in key industry organizations and establishing close relationships with industry analysts to help guide product development and marketing efforts.

Product Development

      Our product development efforts are focused on:

•	Creating Centers of Development Excellence. In 2002, we significantly restructured our development organization and created centers of development excellence that focus on development and delivery of specific pieces of our product line. These development centers include Charlotte, North Carolina for banking; Littleton, Massachusetts for insurance; West Hills, California for branch automation; Dublin, Ireland for CRM and the Enterprise Platform; Dallas, Texas for voice banking; Austin, Texas for community banking and Pune, India which provides general development support to the other centers. Atlanta, Georgia serves as the integration center supporting the development centers. In order to optimize available research and development resources and meet development timeframes, we established a relationship with an Indian based development organization in 2001 to assist us with portions of our product development. In 2002, we expanded this relationship and established a development center in Pune, India.

•	Enhancing the S1 Enterprise Platform. In the spring of 2002, we delivered the initial release of the S1 Enterprise Platform. Through the rest of 2002 we continued with enhancements and subsequent releases. Utilizing leading industry standards such as J2EE, the S1 Enterprise Platform is an open, flexible and scalable architecture that will serve as a common base for S1 product deployments. Its layered framework ensures that all applications are consistent in their interpretation and presentation of all data and that they can be consistently extended, upgraded, maintained and operated. It also allows all applications and channels to access customer information via a single database.

•	Enhancing Existing Products and Services. We are developing new functions and features across our entire product line in order to provide a broader range of capabilities and continue to best meet our customers needs.

      We spent approximately $60.8 million, $40.8 million and $39.4 million on product development efforts for continuing operations in 2000, 2001 and 2002, respectively. During 2003, we expect product development costs to be approximately $35 million.

Competition

      The market for financial software is competitive, rapidly evolving and subject to technological change. We currently perceive our primary competition as coming from three areas: (1) in-house development organizations of financial institutions, (2) best of breed solution providers and (3) core processing vendors. We believe that these strategies are inefficient for financial organizations, particularly during a time when many financial institutions are seeking to integrate their offerings across their multiple delivery channels.

In-house Development Organizations

      We believe financial organizations may encounter the following challenges when building financial software in-house:

•	building, maintaining and upgrading an in-house solution can be very costly;

•	attracting and retaining the necessary technical personnel can be difficult and costly; and

•	technological development may be too far outside the financial organization’s core competencies to be effective or successful.

  Best of Breed Solution Providers

      These vendors offer solutions for a specific line of business and/or channel for the financial institution. In the retail Internet banking space, we compete with Digital Insight Corporation, Financial Fusion (a division of Sybase, Inc.) and Corillian Corporation. In branch banking, we compete with Argo Data Resource, Inc. and WebTone Technologies, Inc. In business banking, we compete with Fundtech Ltd., Politzer & Haney and Metavante Corporation. In CRM we compete with Siebel Systems, Inc., PeopleSoft, Inc. and Onyx Software Corporation. We believe the disadvantages associated with a best of breed solution approach include:

•	integrating additional applications and channels with multiple vendors greatly lengthens a financial organization’s time-to-market;

•	operating and upgrading solutions from multiple vendors is very costly; and

•	a combination of best of breed solutions across different channels does not provide an integrated view of the customer.

  Core Processing Vendors

      These vendors offer data processing services and outsourcing for financial institutions’ systems of record. In this space we compete with companies such as Metavante, Fiserv, Inc. and Jack Henry and Associates, Inc. Many of these companies offer front-office products at a sharp discount to augment their back-office capabilities. We believe the primary disadvantage of this approach is that these front office applications will lag behind the market to some degree in terms of functions and features and are of secondary focus to the vendor behind their back-office products and services.

Business Held for Sale

      Through our Edify Corporation subsidiary, we provide a variety of CRM applications that allow organizations in various industries to automate, integrate, personalize and analyze interactions with customers across touch points such as phone, web, wireless, email, fax and kiosk. In July 2002, we announced our plan to sell this business together with the non-financial institutions business of Point Information Systems, a leading European CRM application provider that we acquired in March 2002. The addition of Point’s product suite provides Edify with a full CRM suite, including marketing, sales and service automation, and will enhance Edify’s up-sell and cross-sell functionality within its multi-channel customer service solutions.

      As of March 21, 2003, Edify employed 171 people worldwide. Edify’s business is based in Santa Clara, California with offices located in Dallas, Texas; London, United Kingdom; Edinburgh, United Kingdom and Dublin, Ireland.

      Following the planned divestiture of this combined business, which we expect to occur before July 1, 2003, all of our remaining businesses will be focused on the financial institutions market.

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

      Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, there are many legislative and regulatory actions pending at the state and federal level with respect to privacy. Further, our customers and we may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We are also subject to encryption and security export laws which, depending on future developments, could adversely affect our business.

Employees

      As of March 21, 2003, we had approximately 1,219 employees in our continuing operations, including 626 in customer support, hosting services and professional services, 153 in sales and marketing and 296 in product development. In addition to full-time employees, we have used the services of various independent contractors for professional services projects and product development. We have 93 contractors in our Pune facility working on product development activities.

Available Information

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant Section 13(a) of the Securities Exchange Act of 1934 are available free of charge at our web site at www.s1.com as soon as reasonably practicable after we electronically file such materials with, or furnish to, the Securities and Exchange Commission.

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

Our quarterly operating results may fluctuate and any fluctuations could adversely affect the price of our common stock

      Our quarterly operating results have fluctuated significantly to date. If we fail to meet the expectations of securities analysts or investors as a result of any future fluctuations in our quarterly operating results, the market price of our common stock would likely decline. We may experience fluctuations in future quarters because:

•	we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;

•	the length of our sales cycle to large financial organizations generally lasts from 6 to 18 months, which adds an element of uncertainty to our ability to forecast revenues;

•	if we fail to introduce new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;

•	our ability to expand the mix of distribution channels through which our products are sold may be limited;

•	our products may not achieve widespread consumer acceptance, which could cause our revenues to be lower than expected;

•	we have significant contracts with legacy customers that are winding down and we may not be able to replace this revenue and/or the gross margins associated with this revenue;

•	our sales may be constrained by the timing of releases of third-party software that works with our products; and

•	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses in the short term if revenues decrease.

Acquisitions and divestitures may be costly and difficult to integrate / divest, divert management resources or dilute stockholder value

      We acquired three companies in 2000, one company in 2001 and two companies in the first quarter of 2002. The integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. We have encountered substantial difficulties, costs and delays in integrating the acquired operations with our own and may continue to do so in the future. Among the issues related to integration are:

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

      We sold one company in January 2001. We are currently holding a business unit for sale. We anticipate the completion of this sale by June 30, 2003.

We depend on a limited number of customers for a significant portion of our revenue and if any of those customers terminates its contract our revenues and financial performance would decline

      We derive significant revenues from two customers. We had one customer that accounted for 38%, 33% and 26% of our total revenue from continuing operations in 2000, 2001 and 2002, respectively. We expect revenues from this customer to decline to approximately 20% of our revenues from continuing operations in 2003. In 2002, we had one customer that accounted for 17% of our total revenues from continuing operations. Revenues from this customer are derived from a subscription license, professional services and a hosting agreement all of which end in 2003. There is no assurance that we will be able to replace the declining revenues from these two customers.

      A substantial number of our customer contracts require payment of liquidated damages upon early termination. These damages are usually insufficient to replace the ongoing revenue we would have otherwise earned.

We have experienced substantial losses and may not maintain profitable operations in the future

      Although we incurred losses in fiscal years 2000, 2001 and 2002, we were profitable in the fourth quarter of 2002. In the past, we approved restructuring plans related to the streamlining of our worldwide operations. We continue to review our cost structure on a worldwide basis and look for additional ways to streamline our operations. We believe our efforts to streamline operations, including headcount reductions and consolidation of our operating facilities, have resulted in costs savings that have improved our margins and our cash flows from operating activities during 2001 and 2002. We cannot ensure that our efforts to streamline our operations will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. We generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may experience losses, which could negatively impact the value of our common stock.

Market volatility may affect the price of our common stock

      The trading prices of technology stocks in general, and ours in particular, have experienced extreme price fluctuations. Our stock price has declined significantly since reaching a high in 2000. Any further negative change in the public’s perception of the prospects of technology based companies, particularly those which are associated with the Internet or e-commerce such as ours, could further depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the computer software, electronic commerce and Internet industries;

•	changes in the market valuations of other technology companies;

•	developments in Internet regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unscheduled system downtime of our products in either a hosted or in-house environment;

•	additions or departures of key personnel; and

•	sales of our common stock or other securities in the open market.

Future sales of our common stock in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, including shares issued when options and warrants are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of March 21, 2003, we had 69.3 million shares of common stock outstanding, assuming no exercise of outstanding options or warrants or conversion of preferred stock. As of March 21, 2003, there were outstanding employee stock options to purchase 18.0 million shares of our common stock, options and warrants to acquire 0.1 million shares of our common stock, and 1.4 million shares of preferred stock convertible into an aggregate of 1.7 million shares of our common stock. The common stock issuable after vesting and upon exercise of these options and warrants and upon conversion of this preferred stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall. Some of the holders of restricted shares of our common stock, our preferred stock and vested options or warrants have rights that may require us to register shares of common stock with the Securities and Exchange Commission. By exercising their registration rights and causing a large number of shares to be sold in the public market, these stockholders could cause the market price of our common stock to fall.

A significant portion of our customers are in the rapidly consolidating financial services industry, which is subject to economic changes that could reduce demand for our products and services

      For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solution or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged into or acquired by another company.

Network or Internet security problems could damage our reputation and business

      Despite our security measures, the core of our network infrastructure could be vulnerable to unforeseen technology problems. Although we have taken steps to mitigate much of the risk, we may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unknown security risks may result in liability to us and also may deter financial organizations from licensing our software and services. Although we intend to continue to implement and establish security measures, there can be no assurance that measures we have implemented will not be circumvented in the future, which could have a material adverse effect on our business, financial condition or results of operations. The occurrence of any of these problems could reduce product demand from potential customers and cause existing customers to terminate their license or data center contracts with us. These problems could also require us to spend significant capital to remedy any failure and could subject us to costly litigation with customers or their end users.

Our market is highly competitive and, if we are unable to keep pace with evolving technology, our revenue and future prospects may decline

      The market for our products and services is characterized by rapidly changing technology, intense competition and evolving industry standards. We have many competitors who offer various components of our suite of applications or who use a different technology platform to accomplish similar tasks. In some cases, our existing customers also use some of our competitors’ products. Our future success will depend on our ability to develop, sell and support enhancements of current products and new software products in response to changing customer needs. If the completion of the next version of any of our products is delayed, our revenue and future prospects could be harmed. In addition, competitors may develop products or technologies that the industry considers more attractive than those we offer or that render our technology obsolete.

      We are engaged in offshore software development activities, which may not be successful and which may put our intellectual property at risk

      In order to optimize available research and development resources and meet development timeframes, we established a relationship with an Indian based development organization in 2001 to outsource portions of our product development. We expanded this relationship in 2002 to a newly created development center in India. While our experience to date with these activities has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:

•	communications and information flow may be less efficient and accurate as a consequence of the time, distance and language differences between our primary development organization and the Indian based activities, resulting in delays in development or errors in the software developed;

•	potential disruption from the involvement of the United States in the conflicts in the Middle East region;

•	ramp-up time for our Indian based development efforts may adversely impact the ability to meet anticipated schedules;

•	the quality of the development efforts undertaken off-shore do not meet our requirements because of language, cultural and experiential differences, resulting in potential product errors and/or delays; and

•	there is the potential for misappropriation of our intellectual property that might not be readily discoverable.

      We are involved in litigation over proprietary rights, which may be costly and time consuming

      We have received a claim that our products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on the intellectual property rights of others. Those claims, with or without merit, could:

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

The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business

      Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, there are many legislative and regulatory actions pending at the state and federal level with respect to privacy. Further, our customers and we may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online.

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

System failures or performance problems with our products could cause demand for these products to decrease, require us to make significant capital expenditures or impair customer relations

      There are many factors that could adversely affect the performance, quality and desirability of our products and could delay or prevent these products from gaining market acceptance. These factors include, but are not limited to the following:

•	extraordinary end-user volumes or other events could cause systems to fail;

•	our products could contain errors, or “bugs”, which could impair the services we provide;

•	during the initial implementation of some products, we have experienced significant delays in implementing and integrating software, and we may experience similar difficulties or delays in connection with future implementations and upgrades to new versions; and

•	many of our products require integration with third-party products and systems, and we may not be able to integrate these products with new or existing products.

Item 2. Properties.

      Our executive offices are located in Atlanta, Georgia. Our primary office for EMEA operations is in the United Kingdom, and our primary office for APJ operations is in Singapore. Our global data center is located in the Atlanta metropolitan area. We also have data center operations in Austin, New York, London and Singapore. We maintain additional domestic offices in Boston, Charlotte, Austin, Dallas, New York, and West Hills. We maintain additional international offices in Brussels, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Melbourne, Munich, Paris, Rotterdam and Sydney. We lease all of our office space as well as our data center facilities.

Item 3. Legal Proceedings.

      S1 and its subsidiaries are subject to legal proceedings that arise from time to time in the normal course of business. Included among these are the following:

•	S1 Corporation and its subsidiary Davidge Data Systems are involved in litigation with Scottrade, Inc. and an affiliate company, Computer Research, Inc., relating to a software development project. The action was initially filed in March 2002 in the U.S. District Court for the Eastern District of Missouri. Amended complaints were filed by the plaintiffs in November of 2002 and January of 2003. The plaintiffs have made a claim for a refund of all amounts paid to S1 and Davidge as well as all damages flowing from the dispute, including service bureau expenses incurred because of the allege failure to perform, the sum of which could exceed a million dollars. S1 and Davidge have filed a counterclaim for unpaid amounts under the contract. We believe the plaintiffs’ claims are not meritorious and intend to vigorously defend the suit.

•	S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to vigorously defend the suit.

      While we do not believe that any of the above matters or any other pending litigation will be material to our financial position or results operations, there can be no assurance on the ultimate outcome of these matters.

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

	High	Low

2001
First Quarter	$11.25	$5.00
Second Quarter	14.59	4.50
Third Quarter	15.13	5.71
Fourth Quarter	19.00	7.80
2002
First Quarter	$20.13	$13.35
Second Quarter	15.45	5.16
Third Quarter	7.30	3.76
Fourth Quarter	6.70	3.41

      As of the close of business on March 21, 2003, there were 658 holders of record of our common stock. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

      (b) Not applicable.

Item 6. Selected Financial Data.

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

	Year Ended December 31,

	1998	1999	2000	2001	2002

		(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$24,180	$84,940	$190,029	$231,765	$247,977
Loss from continuing operations	(28,558)	(121,718)	(1,138,197)	(195,186)	(6,529)
Net loss	(30,805)	(125,087)	(1,177,678)	(221,543)	(16,397)
Basic and diluted net loss per common share from continuing operations	(1.30)	(4.16)	(21.04)	(3.30)	(0.10)
Basic and diluted net loss per common share	(1.40)	(4.28)	(21.77)	(3.74)	(0.24)

	As of December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,504	$67,850	$153,504	$119,632	$127,842
Short-term investments	—	—	19,762	28,818	14,843
Working capital	19,074	96,226	165,704	129,827	141,652
Working capital, excluding deferred revenues	29,452	116,695	193,175	157,326	176,485
Goodwill, net	238	788,293	195,428	79,723	89,640
Total assets	48,293	1,132,487	606,704	372,037	376,974
Notes payable	—	6,351	3,822	—	—
Capital lease obligation, excluding current portion	159	1,086	6,226	1,450	185
Stockholders’ equity	17,229	990,807	467,745	274,618	279,761

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Other Selected Data:
Cash (used in) provided by continuing operations	$(11,904)	$(30,037)	$(150,712)	$11,894	$21,421
Depreciation	5,347	6,515	23,598	26,880	21,404
Amortization and impairment of acquisition intangible assets	4,384	36,272	1,048,654	60,587	15,943
Weighted average number of common shares outstanding	22,037	29,228	54,096	59,242	67,725

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

      We generate revenues from two principal product groups: S1 Enterprise (or multi-channel) financial solutions and legacy (or single channel) financial solutions. We define S1 Enterprise revenue as those fees that we earn from sales of our recently released S1 Enterprise applications, such as S1 Personal Banking or S1 Business Banking, as well as fees that we earn from customers who have signed an S1 Enterprise agreement. Revenues from non-S1 Enterprise single channel financial solutions represent fees that we earn from customers who only use our legacy channel solutions. Our strategy is to transition from a business model of providing single channel applications to providing integrated multi-channel Enterprise solutions. We intend to upgrade a significant number of our customers to the S1 Enterprise platform and cross sell and/or up sell additional channel applications to our installed base as they migrate to an S1 Enterprise solution. We believe customers will migrate to an S1 Enterprise solution because it is an integrated suite of products that lowers the cost of ownership versus separate point solutions and provides one view of the customer, which leads to higher customer satisfaction. Customers who purchase an S1 Enterprise solution provide us with the economic benefit of higher average selling prices and it builds longer-term customer relationships. During the year ended December 31, 2002, we recorded revenue of $30.0 million from our S1 Enterprise solutions. In future periods, we expect revenues from our S1 Enterprise solutions to increase as a percentage of our total revenues.

      Our S1 Enterprise solutions target large and mid-market and regional financial institutions. We earned a significant portion of our revenues in 2001 and 2002 from a few large financial institution customers. In connection with our acquisitions of SDI, Regency and Point, we have significantly increased the number of our financial institution customers to over 4,000. Most of these financial institution customers are mid-sized and regional financial institutions. As a result, we expect that a greater percentage of our future revenues will be earned from mid-sized and regional financial institutions. While we expect to generate a considerably higher number of contracts each year from mid-sized and regional financial institutions, the average contract value and, therefore, margin contribution from each contract is significantly lower than the legacy contracts from large financial institution customers.

      In 2002, we had two major customers (defined as those who individually contribute more than 10% of total revenues). Revenues from State Farm Mutual Automobile Insurance Company were 26%, 33% and 38% of our revenues from continuing operations during the year ended December 31, 2002, 2001 and 2000, respectively. The revenue from this customer for the year ended December 31, 2002 decreased $11.7 million from 2001 due to a decrease in professional services projects performed for that customer in 2002. We expect that professional services revenues from this major customer will continue to decrease in 2003.

      Our other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 17% of our revenues from continuing operations during the year ended December 31, 2002. This customer contributed less than 10% of our total revenues for the same period in 2001. Effective April 1, 2002, we amended the terms of our arrangement with this customer. Under the terms of the revised agreement, we agreed to provide a subscription license until December 31, 2003 (previously the contract expired in 2005), data center services through December 31, 2004 and professional services.

      In September 2002, this customer announced its plan to discontinue operations running in our U.K. data center. In March 2003, we amended the terms of our arrangement (the “2003 amendment”) such that Zurich will pay $7.8 million in two installments through July 2003 to accelerate the remaining services of the data center arrangement from December 31, 2004 to June 30, 2003. We will report those accelerated payments as data center revenue during the six months ending June 30, 2003, after which time we will have no further obligation to provide data center services to Zurich. The license and professional services components of the arrangement were not affected by the 2003 amendment. In 2003, we expect to record license and professional services revenue of $34.2 million from Zurich.

      In March 2003, we made the decision to consolidate our U.K. data center operations into our global hosting center in Atlanta. We expect to record restructuring charges during the six months ending June 30, 2003 for accelerated depreciation on the data center equipment, severance and benefits for terminated employees and various payments to terminate arrangements with vendors that provide services to support our U.K. data center operations.

      Our results of operations and cash flows for the year ended December 31, 2002 were affected by the results of operations from acquired businesses, including Software Dynamics, Inc. (September 2001), Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd. (March 2002). Revenues and expenses from the operations of these acquired businesses were included in our operations from their respective dates of acquisition. During the year ended December 31, 2002, we recorded total revenues of $34.8 million in these acquired businesses. We believe that the results achieved in the acquired businesses significantly exceeded those which they would have achieved on a stand-alone basis. We made these acquisitions because the acquired products and technologies are integral to our S1 Enterprise suite of applications. We have been able to cross sell existing S1 offerings into the acquired customer base and acquired product offerings into our existing customer base. Furthermore, we believe that we have been able to leverage our combined resources to increase the sales opportunities for these acquired products, especially those of SDI, whose revenues increased approximately 68% during the nine months ended September 30, 2002 over the same period in 2001, respectively. You should also read our discussion of “Acquisitions” below and in Note 3 to our consolidated financial statements.

      In addition, our results of operations were positively affected by the adoption of a new accounting principle, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Effective January 1, 2002, we stopped amortizing goodwill and assembled workforce, which was reclassified to goodwill. Retroactive application of this new accounting treatment is prohibited by SFAS 142. Pro forma results for 2000 and 2001 are presented in Note 16 to our consolidated financial statements giving effect to the accounting change as if it were applicable to those prior periods.

      Throughout 2002, we continued to invest in the development of our new integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. The S1 Enterprise Platform:

•	provides financial institutions and their customers with a single integrated view of a customer’s relationships, which increases customer satisfaction;

•	enables financial services providers to leverage the interfaces built to their back-end systems, share customer data across their enterprise and deliver comprehensive, integrated marketing programs;

•	provides an open, flexible, and scalable architecture that leverages existing legacy and third-party applications;

•	allows financial services providers to move toward a standard platform to unify their channel strategy and provide transactional and CRM capabilities to both their external and internal customers; and

•	lowers the costs of ownership for financial institutions versus single channel applications.

      In the first quarter of 2002, we released for general availability the first two applications to be deployed on the S1 Enterprise Platform: S1 Personal Banking and S1 Business Banking. During the third quarter of 2002, we announced the successful implementation for our first S1 Enterprise customer and their transition into live production. As of the date of this report, twenty financial institutions are in production mode with a hosted or on-premise S1 Enterprise solution.

      During July 2002, we realigned our product development organization to be more efficient. The realignment effort included creating eight “centers of development excellence” throughout the world: six in the United States, one in Europe and one in India. We will continue to consolidate domain expertise in these locations taking into consideration the skills of the local development organization and the local workforce.

      Historically have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. If technological feasibility is reached earlier in the development cycle, we may be required to capitalize certain software development costs in the future.

      We are continually reviewing our cost structure on a worldwide basis and looking for additional ways to streamline our operations and reduce our operating costs. In 2002, we realigned our resources domestically and internationally to match costs with expected revenues. Before additional personnel from acquisitions, we reduced our headcount by approximately 297 people in all areas of our continuing business operations during 2002. We will continue to rationalize our operating cost structure and may execute similar cost reductions in the future.

      In July 2002, we announced our intent to pursue the sale of our contact center automation assets, composed of our Edify Corporation subsidiary and the non-financial assets of our acquired Point business. Beginning in the third quarter of 2002, we accounted for these combined businesses as “held for sale” and presented their combined results under “discontinued operations.” You should read Note 2 and Note 5 to our consolidated financial statements for a more complete description of the accounting treatment that has been applied to the contact center automation business in 2002.

Acquisitions

      In March 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based CRM application provider. In February 2002, we acquired Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. Regency is part of our continuing operations. Point operations related to financial institution customers are included in continuing operations. The Point operations not associated with financial institution customers are now included in discontinued operations.

      In September 2001, we acquired Software Dynamics, Inc., a West Hills, California based provider of branch automation, teller, call center and CRM solutions for financial institutions. In April 2000, we acquired Davidge Data Systems, Inc., a New York, New York based provider of order routing services to brokerage firms and Q-Up Systems, Inc., an Austin, Texas based provider of Internet financial services solutions to community banks. In November 2000, we acquired Level Next, Inc., a provider of global trade banking systems. These acquired businesses are all part of our continuing operations.

      We accounted for these acquisitions using the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets (liabilities) recorded as goodwill. Other intangible assets include developed technology and customer base. Additionally, for certain of these acquisitions, we allocated a portion of the purchase price to in-process research and development, which was expensed immediately upon closing the acquisition. The consolidated financial statements include the results of operations for the acquired companies from the date of acquisition.

Restructuring Plans

      In November 2000, we approved a restructuring plan to streamline our operations and to discontinue development on the Edify retail-banking platform. As a result of the restructuring plan, we reduced our workforce by approximately 220 employees and closed several of our facilities worldwide. During 2001, we determined that, as a result of a softening in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the currently anticipated costs and the restructuring accrual was adjusted. During the second quarter of 2001, we approved a restructuring plan to streamline our European operations. In connection with this plan, we reduced our European workforce by 77 people and consolidated the majority of our European operations into two locations. Further adjustments to the restructuring accrual may be recorded in the future due to changes in estimates of lease termination reserves arising from changing real estate market conditions. We continue to review our cost structure on a worldwide basis and look for additional ways to streamline our operations.

Merger Related Costs

      During 2002, we incurred merger related costs in connection with the acquisition of Point. These costs, incurred in connection with our plan to reorganize certain of our European operations, included headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions.

      Critical accounting policies are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies include those related to:

•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	discontinued operations;

•	determination of technological feasibility and capitalization of software development costs;

•	recognition of costs in connection with restructuring plans and merger-related activities; and

•	accounting for our equity method investment in Yodlee.

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

      Software license revenue. We recognize software license sales in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2 With Respect to Certain Transactions.” For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the delivered element and exists for all undelivered elements, we use the residual method under SOP No. 98-9.

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

      For subscription license arrangements where we allow customers the rights to unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is recognized ratably over the term of the arrangement. For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due.

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

      Data center revenue. We recognize data center revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We also consider the applicability of Emerging Issues Task Force Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to our data center arrangements on a contract-by-contract basis. If it is determined that a software element covered by SOP No. 97-2 is present in a hosting arrangement, the license, professional services and data center revenue is recognized pursuant to SOP No. 97-2. If it is determined that a software element covered by SOP No. 97-2 is not present in a hosting arrangement, we recognize revenue for the arrangement pursuant to SAB No. 101. See a full discussion of our revenue recognition policies in Note 2 to the consolidated financial statements.

      Revenue on certain of our data center arrangements is allocated to the implementation and transaction processing elements using the residual method. We have determined that our transaction processing services can be separated from the installation services as they represent separate earnings processes, evidence of fair value exists for the transaction processing services, and the transaction processing services are not essential to the functionality of any other element in the arrangement. If it was determined that the implementation services cannot be separated from the transaction processing services in an arrangement, we would recognize the professional services revenue over the term of the data center arrangement or the expected period of performance, whichever is longer.

      Our contractual arrangements are evaluated on a contract-by-contract basis and often require our judgment and estimates that affect the classification and timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:

•	whether the fees associated with our products and services are fixed or determinable;

•	whether or not collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software product;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage of completion method; and

•	whether we have verifiable objective evidence of fair value for our products and services.

Additionally, we may be required to make the following estimates:

•	the period that we expect to provide post contract support when the agreement does not contain a specific term;

•	percentage of labor hours incurred to date to the estimated total labor hours for each contract;

•	provisions for estimated losses on uncompleted contracts; and

•	the need for an allowance for doubtful accounts or billing adjustments.

      If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different. For instance, many of our revenue arrangements are accounted for using the percentage completion of method since the services are considered essential to the functionality of the software. If it was determined that those services were not essential to the functionality of the software, we may have recognized the license revenue upon delivery of the license, provided other required criteria were satisfied. Further, if we determined that we cannot make reasonably dependable estimates in the application of the percentage of completion method, we would defer all revenue and recognize it upon completion of the contract.

      Estimation of allowance for doubtful accounts and billing adjustments. We are required to report accounts receivable at the amount we expect to collect from our customers. As a result, we are required to use our judgment to estimate the likelihood that certain receivables may not be collected or that we might offer future discounts or concessions for previously billed amounts. As a result, we have established a discount allowance for estimated billing adjustments and a bad debt allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for bad debts as a component of selling expense. We review specific accounts for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain general reserves based on historical billing adjustments and write-offs. These estimates are based on historical discounts, concessions and bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Accordingly, our judgments and estimates about the collectibility of our accounts receivable affect revenue, selling expense and the carrying value of our accounts receivable.

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

      During the fourth quarter of 2000, we recorded a $664.9 million impairment charge on goodwill and other intangible assets that we deemed were impaired. See further discussion of this charge in Note 9 to the consolidated financial statements. During 2001, we recorded impairment charges in the aggregate amount of $4 million for cost-basis investments that we deemed were impaired. Additionally, we recorded a $8.4 million impairment charge during the fourth quarter of 2001 on our investment in Yodlee. See further discussion of our equity investment in Yodlee in Note 4 to the consolidated financial statements. The aforementioned impairment charges required considerable analysis and judgment in determining the timing and amount of the charges. If other assumptions and estimates were used in our evaluations, the timing and amount of the charges may have been significantly different.

      On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which required us to perform an initial impairment review of our goodwill at that date and will require us to perform impairment reviews thereafter, at least once annually. The transitional impairment test required us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. Based on the results of our initial and annual tests, the fair value of our reporting units exceeds their carrying value. While we no longer record amortization expense for goodwill and other indefinite lived intangible assets, future events and changes in circumstances may require us to record a significant impairment charge in any given period.

      Discontinued Operations. In July 2002, we announced our plan to sell our contact center automation business, comprised of our Edify subsidiary and the non-financial institution business of Point. We are accounting for the planned divestiture as a business “held for sale.” As a result we have:

•	presented the total assets of the contact center automation business on one line as “assets held for sale” in our consolidated balance sheet as of December 31, 2002;

•	presented the total liabilities of the contact center automation business on one line as “liabilities of business held for sale” in our consolidated balance sheet as of December 31, 2002;

•	presented the results of operations for the contact center automation business as “discontinued operations” on one line in our consolidated statements of operations for all years presented; and

•	ceased depreciation of fixed assets and amortization of intangible assets associated with the contact center automation business from July 1, 2002 forward.

      The classification of the contact center automation business assets and liabilities as “held for sale” will continue until such time that we sell the business, which we anticipate will happen no later than June 30, 2003.

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes criteria for determining when a business to be sold can be classified as held for sale. The criteria, all of which must be met, are:

•	authorized management has committed to a plan to sell the business;

•	the business is available for immediate sale in its present condition;

•	an active program to locate a buyer and other actions required to complete the plan to sell have been initiated;

•	the sale of the business is probable and expected to be complete within one year;

•	the business is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

      Although there is no certainty that we will sell the customer contact center business prior to July 1, 2003 or at a price which we believe represents the business’ fair value, we believe we met these criteria as of December 31, 2002 and as of the filing date of this document. If subsequently, we determined that we did not meet these criteria, we would be required to include the revenues and expenses, assets and liabilities of this business together with those that comprise our continuing operations.

      In some cases, the separation of the assets and liabilities and results of operations from our continuing operations requires us to make estimates and/or assumptions about the classification of accounts and transactions between continuing and discontinued operations. Accordingly, the results of operations of the continuing and discontinued operations for the periods presented in this report are not necessarily indicative of what they would have been if the contact center automation business had been sold prior to those periods, nor are the results of operations of the continuing and discontinued operations for the periods presented in this report representative of what they will be in future periods on a stand-alone basis.

      We are also required to present the net assets held for sale at the lower of their carrying value or fair value. Accordingly, if we believed that the net proceeds from the sale of the business would be less than the net book value of the business held for sale, we would be required to record a charge to reflect the business at a carrying value equal to its estimated fair value. The completion of this analysis required us, among other things, to classify goodwill and other intangible assets recorded upon the acquisition of Point between the financial institutions business of Point (which is in continuing operations) and the non-financial institutions business of Point (which is in discontinued operations). To support our analysis, we obtained an independent appraisal of the goodwill and other intangible assets associated with the financial institution and non-financial institutions businesses of Point.

      Determination of technological feasibility and capitalization of software development costs. We are required to assess when technological feasibility occurs for products that we develop. Based on our judgment, we have determined that technological feasibility for our products generally occurs when we complete beta testing. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying consolidated financial statements. If we determined that technological feasibility had occurred at an earlier point in the development cycle and that subsequent production costs incurred before general availability of the product were significant, we would have capitalized those costs and recognized them over future periods. We continue to monitor changes in the software development cycle and may be required to capitalize certain software development costs in the future.

      Recognition of costs in connection with restructuring plans and merger-related activities. During the fourth quarter of 2000 and the second quarter of 2001, we recorded charges in connection with restructurings. Additionally, we recorded merger related charges related to a reorganization of our European operations in connection with the acquisition of Point in the second quarter of 2002. See further discussion of the terms of these charges in Note 10 to the consolidated financial statements. At the date we approve a restructuring plan, we establish a liability for the estimated costs associated with that restructuring plan. At that time, and thereafter until the plan activities are complete, the actual costs associated with the plan may differ from our estimates. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the plan costs. If we believe that our previous estimates are no longer accurate in light of current conditions, we adjust the reserve with a corresponding increase or decrease to current period earnings.

      Accrued restructuring costs at December 31, 2002 reflect our estimate of future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans, offset by our estimate of sublease income for this space. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions. Actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows.

      In connection with the acquisition of certain businesses, we established reserves for certain contingencies that existed at the date of acquisition. At that time, we believed that the resolution of the contingency would result in future cash expenditures that we estimated based on the information available at the date of acquisition. As those contingencies are resolved, we reduce the related liabilities for any related cash disbursements or if we determine that the contingency is no longer likely to result in a loss. If the settlement occurs beyond one year after the date of the acquisition, any difference in the actual settlement amount is reflected as an adjustment to income or expense in the period of resolution. These adjustments are included in the merger related and restructuring costs line item in the consolidated statements of operations. If the settlement occurs within one year of the date of acquisition, we record the difference as an adjustment to goodwill.

      Accounting for our equity method investment in Yodlee. On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee, Inc. in a stock for stock transaction in which we received an ownership interest of approximately 33% in Yodlee. During 2002, as a result of the issuance of additional equity by Yodlee, our ownership percentage decreased to 27%. The chairman of our board of directors is also a director of Yodlee. Additionally, in connection with the sale, we entered into the following agreements with Yodlee:

•	a sales representation agreement;

•	a data center agreement; and

•	a facilities sublease.

      We are a non-exclusive reseller of Yodlee’s aggregation services under the sales representation agreement.

      We evaluated the terms of our investment in and relationships with Yodlee, and concluded that we exert significant influence over Yodlee. Accordingly, we are accounting for our investment in Yodlee under the equity method. The equity method of accounting requires us to record our share of the net losses of Yodlee in our consolidated statement of operations. Our equity in the net loss of Yodlee for the year ended December 31, 2001 was $61.9 million, including the amortization of our excess investment over our share of Yodlee’s net assets and an impairment charge to write down our investment in Yodlee. Since our share of Yodlee’s underlying net assets was $0 at December 31, 2001 and 2002 and we have not made any commitments to provide additional funding, we did not record our share of Yodlee’s operating results in 2002, and we will not record our share of any future operating results until our basis in Yodlee increases above $0, if ever.

      If we determined that we did not exercise significant influence over Yodlee, we would have accounted for this investment under the cost method. Under the cost method, we would have recorded the initial fair value of our investment in Yodlee in our balance sheet. However, we would not have recorded any share of Yodlee’s net losses during 2001. We would have evaluated the carrying value of the cost investment for recoverability and would write down the balance for any other than temporary impairments.

Results of Operations

     The following table sets forth our statement of operations data for the three years ended December 31, 2000, 2001 and 2002 and the percentage of total revenues of each line item for the periods presented.

	Year Ended December 31,

	2000		2001		2002

	(dollars in thousands)
Revenues:
Software licenses	$24,395	13%	$42,243	18%	$66,895	27%
Support and maintenance	18,810	10%	29,216	13%	43,761	18%
Professional services	119,120	63%	106,341	46%	95,487	39%
Data center	22,811	12%	52,915	23%	40,560	16%
Other	4,893	3%	1,050	0%	1,274	1%

Total revenues	190,029	100%	231,765	100%	247,977	100%

Direct costs:
Software licenses	947	0%	532	0%	437	0%
Professional services, support and maintenance	98,865	52%	81,763	35%	74,785	30%
Data center	20,371	11%	26,013	11%	22,100	9%
Other	4,305	2%	751	0%	1,267	1%

Total direct costs	124,488	66%	109,059	47%	98,589	40%

Gross margin	65,541	34%	122,706	53%	149,388	60%

Operating expenses:
Selling and marketing	38,304	20%	27,838	12%	38,078	15%
Product development	60,770	32%	40,767	18%	39,377	16%
General and administrative	40,397	21%	44,007	19%	43,179	17%
Depreciation	23,598	12%	26,880	12%	21,404	9%
Marketing cost from warrants issued	4,962	3%	—	0%	—	0%
Merger related and restructuring costs	37,228	20%	9,260	4%	1,683	1%
Acquired in-process research and development	14,100	7%	—	0%	350	0%
Amortization and impairment of acquisition intangible assets	1,048,654	552%	60,587	26%	15,943	6%

Total operating expenses	1,268,013	667%	209,339	90%	160,014	65%

Operating loss	(1,202,472)	-633%	(86,633)	-37%	(10,626)	-4%
Interest, investment and other income, net	59,699	31%	3,146	1%	1,444	1%
Loss on sale of subsidiaries	—	0%	(53,186)	-23%	—	0%
Equity in net loss of affiliate	—	0%	(61,900)	-27%	—	0%
Income tax benefit	4,576	2%	3,387	1%	2,653	1%

Loss from continuing operations	(1,138,197)	-599%	(195,186)	-84%	(6,529)	-3%
Loss from discontinued operations	(39,481)	-21%	(26,357)	-11%	(9,868)	-4%

Net loss	$(1,177,678)	-620%	$(221,543)	-96%	$(16,397)	-7%

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

     Our results of operations for the year ended December 31, 2002 include the acquired operations of SDI, Regency and the financial institution business of Point, hereafter collectively referred to as the “acquired businesses,” from their respective dates of acquisition. Our results for the year ended December 31, 2001 include three months of operations for SDI.

     Revenues. Total revenues from continuing operations increased by $16.2 million to $248.0 million for the year ended December 31, 2002 from $231.8 million for the year ended December 31, 2000, an increase of 7%. During 2002, we continued

to provide a substantial amount of implementation, hosting and product enhancement services to State Farm. We derived 26% and 33% of our total revenues in 2002 and 2001, respectively, from this customer. Additionally, in 2002, we provided a subscription license, hosting and professional services to Zurich. We derived 17% of our total revenues from this customer in 2002.

     Software license revenues were $66.9 million for the year ended December 31, 2002, an increase of $24.7 million from 2001. Although most of our license revenue has to be replaced each period, license revenue earned from Zurich comprised $32.1 million of our license revenue in 2002, an increase of $26.1 million over 2001. This revenue comes from a subscription license arrangement that will terminate as of December 31, 2003. After that, we do not expect to earn future license revenues from Zurich. We recorded $8.5 million of license revenues from our S1 Enterprise products in 2002. Single channel solutions, which comprise the remainder of our license revenues, decreased $10.0 from 2001. License revenues generated from products of the acquired businesses, which are included in both S1 Enterprise and single channel solutions, totaled $12.7 million. We expect S1 Enterprise license revenues to grow as a percentage of our total revenues as we transition from a business model based on single channel solutions to an integrated multi-channel enterprise solution.

     Support and maintenance revenues were $43.8 million for 2002, an increase of $14.5 million or 50% from 2001. This increase is primarily attributable to support and maintenance fees of $13.6 million recorded in the acquired businesses.

     Professional services revenues were $95.5 million for the year ended December 31, 2002, a decrease of $10.8 million from $106.3 million for 2001. This decrease is principally attributable to the decrease in professional services revenue from our major domestic customer and from other large projects, partially offset by professional service fees from the acquired businesses of approximately $7.8 million. In future periods, we expect revenues from professional services to become a smaller percentage of total revenues as large customization projects are completed and as we move towards a more packaged S1 Enterprise solution and increased use of channel partners to perform services associated with our products.

     Data center revenues were $40.6 million for the year ended December 31, 2002, a decrease of $12.4 million from 2001. The decrease in data center revenue was primarily due to the loss of several large data center customers, offset by an increase in the number of community and mid-sized financial institutions utilizing S1 solutions in our data centers. Several large financial institution customers have moved their Internet banking solutions in-house either on our S1 Enterprise platform or on a competitor’s platform. In addition, one large European bank shutdown its Internet banking application during 2001 and Zurich announced the shutdown of its application in 2002. As some of our customers transferred their S1 applications in house, we were able to replace a portion of these data center revenue streams with software license fees and support and maintenance fees. We believe this transition will continue in 2003 as we expect a number of existing legacy customers, including Zurich, to leave the data center during 2003. We expect data center revenues to increase to approximately $25 million for the first half of 2003 as we recognize the accelerate payments from Zurich, then stabilize at approximately $8 million per quarter for the third and fourth quarters. We believe the larger financial institutions will continue to move to in-house solutions and mid-sized and smaller financial institutions are moving towards our hosted environment. It is unclear whether or not the revenues lost from large customers leaving the data center will be replaced by smaller customers coming into the data center. None of the acquired businesses have a data center solution; accordingly, there was no incremental data center revenue from the acquired businesses during 2002.

     Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold.

     Direct Costs and Gross Margins. Direct costs decreased $10.5 million to $98.6 million for the year ended December 31, 2002 from $109.1 million for 2001. Overall gross margins were 60% and 53% for the years ended December 31, 2002 and 2001, respectively. The overall decrease in direct costs and corresponding increase in gross margins resulted from reductions in employee headcount and higher cost outside contractors, and reduced facilities costs resulting from the consolidation of offices, offset by the added costs of the acquired businesses. Direct costs exclude charges for depreciation of property and equipment and the amortization of purchased technology.

     Costs of software licenses for our financial institution software products are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. We anticipate that costs of software licenses will increase in future periods as we license and install more of our new S1 Enterprise products because these products include some software components that we license from third parties; however, the costs of software licenses will continue to vary with the mix of products sold.

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $74.8 million for the year ended December 31, 2002, a decrease of $7.0 million from 2001. This decrease resulted from reductions in professional services headcount, outside contractors and associated facilities costs to a level that is more closely aligned with the projects and services under contract, offset by the added costs of the acquired businesses. Gross margins for professional services and customer support and maintenance increased due to the cost reductions and the revenue mix between lower margin professional services and higher margin support revenues.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $3.9 million to $22.1 million for 2002 from $26.0 million for 2001. The decrease resulted from reductions in personnel, outside contractors and purchases of non-capital equipment. For 2002, the gross margin for data center was 46%, a decrease from 51% for 2001. This decrease is attributable to declining revenues against the fixed costs of the data center. Significant portions of the data center costs are fixed and are difficult to reduce or eliminate proportionally with declining revenues. We will be consolidating our U.K. data center operations into our global hosting center in Atlanta in 2003. During the third and fourth quarters of 2003, we expect data center costs to decrease as a result of the consolidation.

     Selling and Marketing. For the year ended December 31, 2002, selling and marketing expenses were $38.1 million, an increase of $10.2 million or 37% over 2001. This increase is primarily attributable to the added costs of the acquired businesses (approximately $7.6 million) plus costs associated with the strengthening of our internal sales force. These additional costs were offset by a $0.5 million reduction in spending on marketing programs and a $0.6 million reduction in bad debt expense. During 2002, we invested in sales and marketing activities to increase our market share and promote our S1 Enterprise products. Our marketing efforts include participating in and exhibiting at industry conferences and trade shows, maintaining memberships in key industry organizations and maintaining close relationships with industry analysts to help guide product development and marketing efforts.

     Product Development. Total product development expenses decreased by $1.4 million to $39.4 million for the year ended December 31, 2002 from $40.8 million for 2001. Added product development costs from the acquired businesses were offset by cost savings achieved through reductions of product development personnel, from replacing outside contractors in our domestic operations with lower cost offshore contractors and from the consolidation of multiple development organizations into eight centers of development excellence. In the second half of 2002, we significantly reorganized our development organization. We streamlined development activities to eliminate redundancies and we established centers of development excellence that focus on development and delivery of specific components of our product offerings. Overall, product development head count (including employees and offshore contractors) remained constant over the 2001 and 2002.

     Our product development efforts are focused on enhancing the S1 Enterprise suite of products. In spring of 2002, we delivered the initial release of the S1 Enterprise applications. Throughout the rest of the year we have continued with enhancements and subsequent releases. Additionally, we are enhancing existing products and services by developing new functions and features across our entire product line.

     During 2001, we established a relationship with an Indian-based development organization to outsource portions of our product development. In 2002, we expanded this relationship and established a development center in India. We believe this has optimized available research and development resources.

     Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if we reach technological feasibility earlier in the development cycle, we may be required to capitalize certain software development costs in the future.

     General and Administrative. General and administrative expenses were $43.2 million for the year ended December 31, 2002 compared to $44.0 million for 2001, a decrease of $0.8 million or 2%. As a percentage of revenues, general and administrative expenses decreased to 17% for the year ended December 31, 2002 from 19% for the same period in 2001. The decrease in general and administrative expenses resulted principally from a decrease in compensation and benefits relative to lower headcount, recruiting fees and professional fees, offset by the added costs of the acquired businesses (approximately $3.1 million) and costs incurred to improve our internal systems. During 2002, we reduced our general and administrative headcount and our use of external resources.

     Depreciation. Depreciation decreased 20% to $21.4 million for the year ended December 31, 2002 from $26.9 million in 2001. This decrease was due to reductions in capital expenditures during 2001 and 2002 as compared with those made in 1999 and 2000. A significant portion of those items that we bought in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2001. This decrease was offset partially by the added depreciation expense of the acquired businesses of approximately $0.6 million.

     Merger Related and Restructuring Costs. During 2002, we recorded merger related costs of $1.7 million, a decrease of $7.6 million from $9.3 million for 2001.

     During 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of Point. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in a reserve for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated amounts. Our restructuring and merger related reserves include provisions for obligations for unused office space less estimates for sub-lease income. When we secure sub-tenants, we adjust our reserves accordingly.

     During the second quarter of 2001, we approved a restructuring plan to streamline our European operations. In connection with this plan, we reduced our European workforce by 77 people and consolidated most of our European operations into two locations. As a result, we recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan. Also in 2001, we recorded a charge of $4.5 million to increase our restructuring reserves that initially were established during the fourth quarter of 2000. As a result of a softening in the domestic real estate markets, we determined our original estimate of costs to dispose of or sublet our unused real estate was below the currently anticipated costs. Additionally, during 2001, in connection with the closing of certain office facilities, we wrote-off leasehold improvements of $1.2 million, which were not previously anticipated in the initial restructuring accrual. During 2001, we released merger related accruals of $2.0 million related to changes in estimates relative to pending or threatened litigation.

     We expect to record costs during 2003 related to various restructuring activities including the closing of our U.K. data center as previously discussed.

     Acquired In-Process Research and Development. In connection with the purchase price allocation for the Regency and Point acquisitions during the year ended December 31, 2002, we allocated $0.4 million to acquired in-process research and development, which we expensed immediately in accordance with the applicable accounting rules.

     Amortization of Acquisition Intangible Assets. Amortization of acquisition intangible assets decreased $44.6 million to $15.9 million for the year ended December 31, 2002 from $60.6 million for 2001. In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, we stopped recording amortization expense on goodwill and assembled workforce. This reduced our amortization expense for the year ended December 31, 2002 by approximately $45.5 million. During the fourth quarter of 2002, certain intangibles related to the acquisition of FICS in 1999 became fully amortized. The additional amortization of other intangible assets from the acquired businesses of $2.4 million more than offset the reduction in amortization expense from the fully amortized intangibles. During the first quarter of 2003, we will fully amortize the other intangible assets of Q-Up Systems. The completion of the amortization periods of FICS and Q-Up Systems will reduce our amortization expense for 2003 by approximately $12.3 million.

     Interest, Investment and Other Income. Interest, investment and other income, net was $1.4 million for the year ended December 31, 2002, a decrease of $1.7 million from 2001. This decrease resulted from the following:

• a non-cash charge of $4.0 million we recorded during 2001 to write down our basis in certain equity investments (accounted for on a cost basis) as a result of impairment in the value of these assets which we believe is other than temporary; offset by

• a gain of $0.9 million on the sale of investment securities available for sale we recorded during 2001;

• a $4.1 million decrease in interest income during the year ended December 31, 2002 due to a decrease in average cash to invest and a decrease in interest rates from the prior year period; and

• a decrease in other items totalling approximately $0.7 million.

     Loss on Sale of Subsidiaries and Equity in Net Loss of Affiliate. On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee in a stock-for-stock transaction in which we received an ownership interest of approximately 33% in Yodlee. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. During the year ended December 31, 2001, we recorded non-cash charges of $61.9 million based on our equity interest in the net loss of the affiliate, amortization of the underlying goodwill and other intangible assets, and a write-down in the basis of our investment in Yodlee. See further discussion of our investment in Yodlee in Note 4 to the consolidated financial statements. Since our share of Yodlee’s underlying net assets was $0 at December 31, 2001 and we have not made any commitments to Yodlee to provide additional funding, we did not record our share of Yodlee’s operating results in 2002, and we will not record our share of any future operating results until our basis in Yodlee increases above $0, if ever.

     During the second quarter of 2001, we recorded a charge of approximately $0.9 million in connection with the sale of a small European subsidiary.

     Income Tax Benefit. We recorded an income tax benefit of $2.7 million during the year ended December 31, 2002 compared to $3.4 million for 2001. The income tax benefit resulted from a reduction in the deferred tax liability related to the 1999 acquisition of FICS offset by foreign income tax expense incurred in certain European countries. The decrease in the benefit is principally attributable to the decrease in the amortization of the FICS intangible assets as described above as well as increases in taxable income in certain of our foreign subsidiaries. Because the FICS intangible assets are fully amortized, we do not expect to record an income tax benefit in 2003. Although we have substantial net operating loss carryforwards, we may be required to record an income tax provision for certain foreign subsidiaries which do not have net operating loss carryforwards to utilize.

     Loss from Discontinued Operations. The loss from discontinued operations for the year ended December 31, 2002 was $9.9 million, a decrease of 63% from a loss of $26.4 million for 2001. This decrease was primarily attributable to a $18.8 million decrease in depreciation and amortization expense recorded in the year ended December 31, 2001. This decrease was a combination of ceasing depreciation of fixed assets and amortization of other intangible assets on June 30, 2002 as a result of the accounting treatment for assets held for sale, and ceasing amortization of goodwill and assembled workforce under the provisions of SFAS No. 142 which we adopted on January 1, 2002. Revenues were $44.2 million for the year ended December 31, 2002 compared to $46.5 million for 2001. Revenues decreased as a result of poor economic conditions in the primary markets served by Edify – telecommunications, retail and travel. This was partially offset by the revenue from non-financial customers of the acquired Point business. Direct costs and operating expenses increased as a result of the inclusion of the Point non-financial institution business and a change in the mix of products sold, offset by decreases in selling and marketing and product development expenses as a result of cost alignment actions taken in the second and third quarters of 2002.

     During the third and fourth quarters of 2002, we identified and corrected two accounting matters from 2001 that occurred in our discontinued operations which reduced net income for 2002 by approximately $1.5 million. One of the matters resulted in the improper recognition of $1.1 million in revenue during 2001. The other matter resulted in the understatement of certain operating expenses totaling $0.4 million during 2001. These matters were in our discontinued operations and had the effect of increasing our loss per share from discontinued operations and our net loss per share by $0.02 per share during the year ended December 31, 2002. These matters did not affect our revenues, expenses or loss from continuing operations.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

     Revenues. Total revenues from continuing operations increased by $41.7 million to $231.8 million for the year ended December 31, 2001 from $190.0 million for 2000, an increase of 22%. The increase in revenues resulted principally from increases in our software licenses, support and maintenance and data center fees. During the year ended December 31, 2001, software license revenue increased $17.9 million, or 73%; support and maintenance revenue increased $10.4 million, or 55%; and data center revenue increased $30.1 million, or 132%. A portion of this growth is related to the inclusion of a full year of activity for Davidge and Q-Up, both of which were acquired in April 2000 and the inclusion of SDI for the fourth quarter of 2001. Additionally, our revenues increased as a result of the inclusion of the FRS business unit during 2001, which was previously classified as available for sale during 2000. These increases were partially offset by a decrease in our professional services revenues, which during the year ended December 31, 2001 decreased $12.8 million, or 11%, to $106.3 million. Although professional services revenue from our major domestic customer declined during 2001, we continued to provide a substantial amount of implementation, hosting and product enhancement services to this customer. We derived 33% and 38% of our revenues from continuing operations in 2001 and 2000, respectively, from this customer.

     The increase in our software license revenues is primarily due to significant license revenues recognized under contracts with three large international customers.

     The increase in support and maintenance revenues during 2001 is primarily due to increased new software license sales as well as maintenance renewals from the growth in our installed customer base.

     The increase in our data center revenue was primarily due to revenues recognized under contracts with two large European customers who were live in our global data centers during 2001, as well as an increase in the overall numbers of end-users. During 2001, one of our large European customers informed us of their intention to exit our European data center. As a result, we amended our agreement with this customer to enable their exit from our European data center effective December 31, 2001. We did not earn any data center revenues from this customer during 2002. Also during 2001, we amended our agreements with a large Canadian bank with two subsidiaries that are current data center customers. Under the terms of the contract amendments, the large Canadian bank consolidated its data center agreements with us and purchased additional product and service offerings from us. We also experienced significant growth in our small to mid-market financial institution data center customers in the United States.

     Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue decreased $3.8 million to $1.1 million for the year ended December 31, 2001 from $4.9 million for 2000, a decrease of 79%. Other revenue generally fluctuates based on the mix of products and services sold.

     Direct Costs and Gross Margins. Direct costs decreased by $15.4 million to $109.1 million for the year ended December 31, 2001 from $124.5 million for the year ended December 31, 2000, a decrease of 12%. Overall gross margins were 53% and 34% for 2001 and 2000, respectively. The decrease in direct costs and corresponding increase in gross margins are primarily the result of reductions in employee headcount, reduction in the use of higher cost outside contractors, our ability to leverage existing data center infrastructure against increased revenues and reduced facilities charges from the consolidation of offices. Cost of revenues excludes charges for depreciation of property and equipment and amortization of purchased technology.

     Software license costs decreased $0.4 million to $0.5 million for the year ended December 31, 2001 from $0.9 million for 2000. Gross margins on software licenses were 99% and 96% for 2001 and 2000, respectively.

     Direct costs associated with support and maintenance and professional services decreased by $17.1 million, or 17%, to $81.8 million for the year ended December 31, 2001. This decrease in direct costs is primarily the result of reducing professional services headcount, a reduction in the use of outside contractors and associated facilities costs to a level that is more closely aligned with the projects and services under contract. Gross margins on support and maintenance and professional services were 40% and 28% for 2001 and 2000, respectively. The increase in gross margins is attributable to a reduction in costs, the increase in the ratio of employees to outside contractors performing services and the completion of lower margin contracts inherited as a part of the acquisitions made at the end of 1999.

     Direct data center costs increased $5.6 million to $26.0 million for the year ended December 31, 2001 from $20.4 million for 2000. The increase in costs relates to additional personnel and infrastructure necessary to support new customers and add new applications for our existing customers and the costs of acquired entities. The gross margin for data center operations was 51% and 11% for 2001 and 2000, respectively. We increased the gross margin on our data center operations through our ability to leverage increasing revenue against the fixed data center costs.

     Selling and Marketing. Total selling and marketing expenses decreased by $10.5 million to $27.8 million for the year ended December 31, 2001 from $38.3 million for the year ended December 31, 2000. We eliminated $5.9 million of selling and marketing expenses in connection with the sale of VerticalOne. During 2001, we consolidated our sales efforts to focus on S1 Enterprise and less on legacy singles channel solutions. As a result of this focus, selling and marketing expenses decreased.

     Product Development. Total product development expenses decreased by $20.0 million to $40.8 million for the year ended December 31, 2001 from $60.8 million for the year ended December 31, 2000. This decrease is primarily attributable to the elimination of $11.1 million of product development expenses in connection with the sale of VerticalOne. Additionally product development expenses decreased as we discontinued development of certain legacy products. During 2001, we reorganized our product development efforts to focus on the development of S1 Enterprise applications. During 2000, we spent a portion of our product development efforts on the completion of our acquired in-process development projects.

     General and Administrative. General and administrative expenses increased by $3.6 million to $44.0 million for the year ended December 31, 2001 from $40.4 million for 2000. A portion of the increase reflects the addition of Q-Up and Davidge, both of which were acquired in the second quarter of 2000. In 2001, we strengthened our executive and management teams, resulting in an increase in general and administrative salaries and related personnel charges over the prior year period. As a percentage of revenues, general and administrative expenses decreased to 19% of total revenues for 2001, from 21% for 2000. This decrease is attributable to our ability to leverage our existing infrastructure against increasing revenues.

     Depreciation. Depreciation increased by $3.3 million to $26.9 million for the year ended December 31, 2001 from $23.6 million for the year ended December 31, 2000, an increase of 14%. These increases were primarily the result of the depreciation recorded on additional property and equipment from capital expenditures and acquisitions.

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

     During the second quarter of 2001, we approved a restructuring plan to streamline our European operations. In connection with this plan, we reduced our European workforce by 77 people and consolidated most of our European operations into two locations. As a result, we recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan. Also in 2001, as a result of a softening in the domestic real estate markets, we determined our original estimate of costs to dispose of or sublet our unused real estate was below the currently anticipated costs. Accordingly, we recorded a charge of $4.5 million to increase restructuring reserves that initially were established during the fourth quarter of 2000. Additionally, during 2001, in connection with the closing of certain office facilities, we wrote-off leasehold improvements of $1.2 million, which were not previously anticipated in the initial restructuring accrual.

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

     Amortization and Impairment of Acquisition Intangibles. Amortization and impairment of acquisition intangible assets decreased $961.6 million to $60.6 million for the year ended December 31, 2001 from $1.0 billion for 2000. In the fourth quarter of 2000, we recorded an impairment charge of $656.8 million to reduce the carrying value of goodwill and other intangible assets. As a result of the reduced carrying value, amortization of these acquisition intangibles decreased during the year ended December 31, 2001 as compared to 2000.

     Interest, Investment and Other Income, Net. Interest, investment and other income was $3.1 million for the year ended December 31, 2001, a decrease of $56.6 million for 2000. During the year ended December 31, 2001, we recorded non-cash charges of $4.0 million to write down our basis in certain cost basis investments for other than temporary impairments and a gain of $0.9 million on the sale of investment securities available for sale. During the year ended December 31, 2000, we recorded a gain of $51.7 million on the sale of investment securities available for sale.

     Loss on Sale of Subsidiaries and Equity Interest in Net Loss of Affiliate. In 2001, we recorded a loss on sale of VerticalOne of $52.3 million and recorded non-cash charges of $61.9 million based on our equity interest in the net loss of Yodlee, amortization of the underlying goodwill and other intangible assets, and a write-down in the basis of our investment in Yodlee. See further discussion of our investment in Yodlee in Note 4 to the consolidated financial statements. Additionally, during 2001, we recorded a charge of $0.9 million in connection with the sale of a small European subsidiary.

     Income Tax Benefit. We recorded an income tax benefit of $3.4 million for 2001, compared to $4.6 million of 2000. The decrease of $1.2 million is primarily attributable to the reduction in amortization expense recorded on the FICS intangible assets.

     Loss from Discontinued Operations. The loss from discontinued operations for the year ended December 31, 2001 was $26.4 million, a decrease of 33% from a loss of $39.5 million for the same period in 2000. Revenues were $46.5 million for the year ended December 31, 2001 compared to $43.9 million for 2000. Direct costs decreased 26% and general and administrative expenses decreased 31%, these were offset by a 42% increase in selling and marketing expenses. Amortization and impairment of acquisition intangibles decreased $12.5 million as a result of the impairment charge recorded in 2000 and the amortization expense recorded in 2001 on a reduced carrying value.

Acquired In-process Research and Development

     In connection with the acquisitions of Q-Up, Regency and Point, we allocated a portion of the respective purchase prices to acquired in-process research and development based on appraisals prepared by independent valuation consultants.

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

			In-process	Costs to
Company	Acquisition Date	Purchase Price	R&D Expense	Complete

		(in millions)
Q-Up	April 7, 2000	$414.9	$14.1	$13.0
Regency Systems	February 14, 2002	12.6	0.2	0.8
Point	March 27, 2002	17.9	0.2	1.1

     At the date of acquisition, Regency was working on an IVR system for the NT platform, known as V3.1. Although this technology includes all of the same features of the developed system, it is based on an entirely new code, and includes additional features. We released this new product at the end of 2002 within the estimated costs and timeline used in the valuation.

     As of the acquisition date, Point had two projects under development: e-point Version 6.5 for Windows NT and e-point Version 6.0 for Unix. E-point Version 6.5 incorporates additional functionalities to the existing platform. At the time of acquisition, conceptualization for Version 6.5 was complete, however it had not progressed through the development cycle. e-point Unix has the same features as existing Point technology, but for use an interconnectivity with Unix operating systems. At the time of acquisition, the coding, prototyping and stabilization of the e-point Unix project was not complete. Both of these projects were completed during the first quarter of 2003 within the anticipated costs and timelines.

Liquidity and Capital Resources

     The following tables show information about our cash flows during the years ended December 31, 2000, 2001 and 2002 and selected balance sheet data as of December 31, 2001 and 2002:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Net cash (used in) provided by operating activities before changes in operating assets and liabilities	$(97,302)	$9,833	$31,238
Changes in operating assets and liabilities	(53,410)	2,061	(9,817)

Net cash (used in) provided by operating activities	(150,712)	11,894	21,421
Net cash used in investing activities	(6,824)	(42,212)	(3,805)
Net cash provided by (used in) financing activities	243,168	(3,310)	(9,893)
Effect of exchange rates on cash and cash equivalents	22	(244)	487

Net (decrease) increase in cash and cash equivalents	$85,654	$(33,872)	$8,210

	As of December 31,

	2001	2002

	(in thousands)
Cash and cash equivalents	$119,632	$127,842
Short-term investments	28,818	14,843
Working capital	129,827	141,652
Working capital, excluding deferred revenues	157,326	176,485
Total assets	372,037	376,974
Total stockholders’ equity	274,618	279,761

     Operating Activities. During the year ended December 31, 2002, cash provided by operations was $21.4 million compared to $11.9 million for the year ended December 31, 2001. The improvement in net cash flows from operating activities generally reflects the decrease in our net loss, partially offset by the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

     Our net loss of $16.4 million for the year ended December 31, 2002, included non-cash items of $40.4 million in depreciation and amortization, including acquisition intangibles and the write-off of acquired in-process research and development and $7.8 million to provide for doubtful accounts and billing adjustments.

     The change in operating assets and liabilities of $9.8 million in 2002 was primarily attributable to a decrease in accounts payable and other liabilities of $6.9 million and an increase in prepaid expenses of $6.7 million and other assets, partially offset by an increase in deferred revenues of $6.6 million.

     Cash provided by operations for the year ended December 31, 2001 included our net loss for the period of $221.5 million offset by the following non-cash items of:

•	$109.0 million of depreciation and amortization;

•	$61.9 million in the equity interest in net loss of an affiliate;

•	$53.2 million in losses recorded on the sale of subsidiaries;

•	$5.2 million to provide for doubtful accounts receivable and billing adjustments; and

•	$4.0 million write-down of cost-basis equity investments for other than temporary impairments.

     The change in operating assets and liabilities of $2.1 million in 2001 was primarily due to a $35.4 million decrease in accounts receivable resulting from aggressive collection efforts and a significant improvement in days sales outstanding, offset by a decrease in accounts payable and accrued expenses of $32.4 million as a result of the timing of payments.

     Cash used in operations for the year ended December 31, 2000 included the effects of:

•	our net loss for the period of $1.2 billion offset by non-cash charges of approximately $1.1 billion;

•	a gain on the sale of investment securities of $51.2 million;

•	an increase in accounts receivable of $31.6 million; and

•	the reduction of accounts payable and accrued expenses of $16. 0 million.

     Investing Activities. Cash used in investing activities was $3.8 million for the year ended December 31, 2002 compared to $42.2 million in the comparable period of 2001.

     We spent $3.9 million and $4.4 million in cash in connection with acquisitions in the years 2002 and 2001, respectively. In 2001, we sold our VerticalOne subsidiary, including $15.1 million in cash.

     Short term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. All of these investments are held to maturity and are reported at amortized cost. We have the ability and the intent to hold these investments to maturity. During 2002, we converted a net $14.0 million of short-term investments to cash as compared to a net investment of $9.1 million in short term investments in 2001. In 2002, we purchased a $2.5 million long-term certificate of deposit. This is included in “other assets” on our consolidated balance sheet. During 2001, we received $1.0 million from the sale of investment securities.

     In 2002, we purchased $11.3 million of property and equipment as compared to $14.7 million in 2001. During 2002, our property and equipment purchases were primarily related computer equipment. The purchases of property and equipment made in 2001 were primarily related to leasehold improvements for our new corporate headquarters and computer equipment.

     Cash provided by investing activities in 2000 was comprised primarily of $54.7 million of proceeds from the sale of investment securities and $5.3 million of net cash acquired in acquisitions, offset in part by $41.7 million of purchases of property, equipment and purchased technology and $6.9 million investments in unconsolidated companies.

     Financing Activities. Cash used in financing activities was $9.9 million for the year ended December 31, 2002 compared to $3.3 million in 2001.

     In July 2002, our Board of Directors approved a $10.0 million stock repurchase program. This program was funded from available cash and short term investments. Through December 31, 2002, we repurchased 1,906,300 shares of our common stock for $9.3 million under this program. We completed this repurchase program in the first quarter of 2003.

     In 2002 and 2001, we received $5.4 million and $7.7 million from the sale of common stock under our employee stock plans, respectively.

     We paid $6.0 million and $7.2 million for capital lease obligations in 2002 and 2001. In 2001, we repaid borrowings of $3.8 million.

     In 2001, we entered into an arrangement for a $10.0 million secured line of credit with a bank. During 2002, the secured line of credit expired. As of December 31, 2002, we do not have any borrowing arrangements.

     In 2000, we received net proceeds of $232.0 million from the sale of preferred stock and $17.5 million from the sale of our common stock under employee stock plans. This was partially offset by payments on capital lease obligations of $5.0 million and $2.5 million payment on notes payable.

     Commitments. In connection with the lease of certain offices, we issued to our landlord a standby letter of credit in the amount of $10.4 million to guarantee certain obligations under the lease agreement. The amount of the letter of credit reduces as our rent obligation declines. At December 31, 2002, there were no drawings outstanding under the letter of credit.

     We lease office space and computer equipment under non-cancelable operating leases that expire at various dates through 2023. We also lease certain computer equipment under capital lease arrangements. Future minimum payments under operating and capital leases, net of operating sublease income, are $12.5 million in 2003, $8.5 million in 2004, $7.2 million in 2005, $6.5 million in 2006, $5.0 million in 2007 and $23.5 million thereafter.

     We believe that our expected cash flows from operations together with our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations and existing cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 7A.     Qualitative and Quantitative Disclosures about Market Risk.

     The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss).” Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. At this time, we do not use financial instruments to hedge our foreign exchange exposure because the effect of foreign exchange rate fluctuations would not be material. The net assets of our foreign operations at December 31, 2002 were approximately $35.2 million.

     For our operations located in countries participating in the European Union, we adopted the euro as our common legal currency effective January 1, 1999. On January 1, 2002, all countries participating in the European Union began using the euro as their currency. We have not experienced any significant problems related to the euro conversion and the euro conversion did not have a material impact on our results of operations.

     Our capital lease obligations include only fixed rates of interest. Therefore, we do not believe there is any material exposure to market risk changes in interest rates relating to our capital lease obligations.

Item 8.     Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of S1 Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries (the “Company”) at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

PricewaterhouseCoopers LLP

Atlanta, GA
March 14, 2003

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(in thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$119,632	$127,842
Short-term investments	28,818	14,843
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $8,083 and $2,833 at December 31, 2001 and 2002, respectively	56,502	42,647
Prepaid expenses	3,906	7,018
Other current assets	3,996	6,194
Assets held for sale, net	—	34,577

Total current assets	212,854	233,121
Property and equipment, net	41,253	29,512
Intangible assets, net	31,500	15,811
Goodwill, net	79,723	89,640
Other assets	6,707	8,890

Total assets	$372,037	$376,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,617	$9,340
Accrued compensation and benefits	19,884	10,339
Accrued restructuring	5,165	2,665
Accrued other expenses	19,937	20,091
Deferred revenues	27,499	34,833
Current portion of capital lease obligation	5,925	1,693
Liabilities of business held for sale	—	12,508

Total current liabilities	83,027	91,469
Capital lease obligation, excluding current portion	1,450	185
Deferred tax liability	5,615	—
Accrued restructuring, excluding current portion	6,189	4,445
Other liabilities	1,138	1,114

Total liabilities	97,419	97,213

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 1,635,714 and 1,398,214 shares at December 31, 2001 and 2002, respectively	241,975	18,328
Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 61,444,554 and 71,259,901 shares at December 31, 2001 and 2002, respectively	614	713
Additional paid-in capital	1,640,972	1,896,111
Common stock held in treasury, at cost. 1,906,300 shares at December 31, 2002	—	(9,250)
Accumulated deficit	(1,607,148)	(1,623,545)
Accumulated other comprehensive income (loss):
Net unrealized gains on investment securities available for sale, net of tax	73	62
Cumulative foreign currency translation adjustment, net of tax	(1,868)	(2,658)

Total stockholders’ equity	274,618	279,761

Total liabilities and stockholders’ equity	$372,037	$376,974

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	2001	2002

	(in thousands, except share and per share data)
Revenues:
Software licenses	$24,395	$42,243	$66,895
Support and maintenance	18,810	29,216	43,761
Professional services	119,120	106,341	95,487
Data center	22,811	52,915	40,560
Other	4,893	1,050	1,274

Total revenues	190,029	231,765	247,977

Operating expenses:
Cost of software licenses	947	532	437
Cost of professional services, support and maintenance, including stock option compensation expense of $24 for 2000	98,865	81,763	74,785
Cost of data center	20,371	26,013	22,100
Cost of other revenue	4,305	751	1,267
Selling and marketing, including stock option compensation expense of $753 for 2000	38,304	27,838	38,078
Product development, including stock option compensation expense of $1,690 for 2000	60,770	40,767	39,377
General and administrative, including stock option compensation expense of $2,916, $1,330 and $1,322 for 2000, 2001 and 2002	40,397	44,007	43,179
Depreciation	23,598	26,880	21,404
Marketing cost from warrants issued	4,962	—	—
Merger related and restructuring costs	37,228	9,260	1,683
Acquired in-process research and development	14,100	—	350
Amortization and impairment of acquisition intangible assets	1,048,654	60,587	15,943

Total operating expenses	1,392,501	318,398	258,603

Operating loss	(1,202,472)	(86,633)	(10,626)
Interest, investment and other income, net	59,699	3,146	1,444
Loss on sale of subsidiaries	—	(53,186)	—
Equity in net loss of affiliate	—	(61,900)	—

Loss before income tax benefit	(1,142,773)	(198,573)	(9,182)
Income tax benefit	4,576	3,387	2,653

Loss from continuing operations	(1,138,197)	(195,186)	(6,529)
Loss from discontinued operations, net of tax	(39,481)	(26,357)	(9,868)

Net loss	$(1,177,678)	$(221,543)	$(16,397)

Loss per common share from continuing operations	$(21.04)	$(3.30)	$(0.10)
Loss per common share from discontinued operations, net of tax	(0.73)	(0.44)	(0.14)

Basic and diluted net loss per common share	$(21.77)	$(3.74)	$(0.24)

Weighted average common shares outstanding	54,096,324	59,242,105	67,724,593

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(1,177,678)	$(221,543)	$(16,397)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and intangible asset impairment charges	1,106,212	109,028	40,095
Acquired in-process research and development	14,100	—	350
Provision for doubtful accounts receivable and billing adjustments	6,826	5,220	7,756
Compensation and marketing expense for options and warrants	9,977	1,330	1,322
Loss on sale of subsidiaries	—	53,186	—
Equity in net loss of affiliate	—	61,900	—
Benefit for deferred income taxes	(5,006)	(3,007)	(2,930)
Gain on the sale of investment securities available for sale	(51,733)	(931)	—
Loss on impaired cost-basis equity investments	—	3,997	—
Loss on disposal of property and equipment	—	1,822	610
Other	—	(1,169)	432
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(31,567)	35,415	(2,698)
(Increase) decrease in prepaid expenses and other assets	(839)	1,393	(6,707)
Increase (decrease) in accounts payable	(13,924)	(10,971)	7,396
Decrease in accrued expenses and other liabilities	(2,080)	(21,423)	(14,363)
(Decrease) increase in deferred revenues	(5,000)	(2,353)	6,555

Net cash (used in) provided by operating activities	(150,712)	11,894	21,421

Cash flows from investing activities:
Cash acquired through acquisition of businesses, net of cash paid	5,310	(4,424)	(3,943)
Cash exchanged in sale of subsidiaries	—	(15,073)	—
Maturities of short-term investment securities	15,641	62,662	74,789
Purchases of short-term investment securities	(35,403)	(71,718)	(60,814)
Purchase of long-term certificate of deposit	—	—	(2,500)
Proceeds from sale of investment securities available for sale	54,671	1,044	—
Investments in and advances to unconsolidated companies	(6,883)	—	—
Proceeds from payment on notes receivable	1,500	—	—
Purchases of property, equipment, and technology	(41,660)	(14,703)	(11,337)

Net cash used in investing activities	(6,824)	(42,212)	(3,805)

Cash flows from financing activities:
Sale of preferred stock, net of expenses	231,957	—	—
Proceeds from employee stock option plans and stock purchase plan	17,450	7,739	5,371
Repurchase of common stock held in treasury	—	—	(9,250)
Payments on notes payable	(2,538)	(3,822)	—
Proceeds from receivable from sale of stock	1,325	—	—
Payments on capital lease obligations	(5,026)	(7,227)	(6,014)

Net cash provided by (used in) financing activities	243,168	(3,310)	(9,893)

Effect of exchange rate changes on cash and cash equivalents	22	(244)	487

Net increase (decrease) in cash and cash equivalents	85,654	(33,872)	8,210
Cash and cash equivalents at beginning of year	67,850	153,504	119,632

Cash and cash equivalents at end of year	$153,504	$119,632	$127,842

Non-cash financing and investing activities:
Property and equipment acquired through leases	$17,703	$—	$479
Equity interest in affiliate received in connection with sale of subsidiary	—	62,900	—
Conversion of preferred stock to common stock	2,265	6,179	225,778
Cancellation of series C preferred stock and subscription receivable	—	(10,824)	—
Effect of acquisitions:
Issuance of preferred stock and common stock	452,845	23,477	22,767
Liabilities assumed	7,085	5,005	10,002

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

										Accumu-
										lated
								Receiv-		Other
	Preferred		Common			Treasury		able		Compre-	Total	Compre-
	Stock		Stock		Additional	Stock		From the	Accumu-	hensive	Stock-	hensive
					Paid-in			Sale	lated	Income	holders	(Loss)
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	of Stock	Deficit	(Loss)	Equity	Income

Balance at December 31, 1999	1,393,014	$23,089	48,831,243	$488	$1,126,607	—	$—	$(11,735)	$(207,927)	$60,285	$990,807

Net loss	—	—	—	—	—	—	—	—	(1,177,678)	—	(1,177,678)	$(1,177,678)
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—	—	—	(19,120)	(19,120)	(19,120)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	364	364	364
Realized gains on sale of investment securities	—	—	—	—	—	—	—	—	—	(40,182)	(40,182)	—
Conversion of preferred stock to common stock	(450,450)	(2,265)	900,900	9	2,256	—	—	—	—	—	—	—
Issuance of preferred stock, net of expenses	244,000	231,957	—	—	—	—	—	—			231,957	—
Proceeds from receivable from the sale of stock	—	—	—	—	—	—		1,325	—	—	1,325	—
Interest earned on receivable from the sale of stock	—	—	—	—	1,044	—	—	(1,044)	—	—	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	3,567,747	36	17,414	—	—	—	—	—	17,450	—
Stock option compensation	—	—	—	—	5,015	—	—	—	—	—	5,015	—
Warrant issued in connection with marketing agreement	—	—	—	—	4,962	—	—	—	—	—	4,962	—
Issuance of common stock in connection with acquisitions	—	—	4,665,880	47	452,798	—	—	—	—	—	452,845	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(1,196,434)

Balance at December 31, 2000	1,186,564	$252,781	57,965,770	$580	$1,610,096	—	$—	$(11,454)	$(1,385,605)	$1,347	$467,745

Net loss	—	—	—	—	—	—	—	—	(221,543)	—	(221,543)	(221,543)
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—	—	—	(199)	(199)	(199)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,375)	(2,375)	(2,375)
Realized gains on sale of investment securities	—	—	—	—	—	—	—	—	—	(568)	(568)	—
Conversion of preferred stock to common stock	(6,500)	(6,179)	190,339	2	6,177	—	—	—	—	—
Cancellation of preferred stock	(193,500)	(10,824)	—	—	(1,714)	—	—	11,454	—	—	(1,084)	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	2,031,336	20	7,899	—	—	—	—	—	7,919	—
Stock option compensation	—	—	—	—	1,330	—	—	—	—	—	1,330	—
Cancellation of warrant issued in connection with marketing agreement	—	—	—	—	(85)	—	—	—	—	—	(85)	—
Issuance of capital stock in connection with acquisition	649,150	6,197	1,257,109	12	17,269	—	—	—	—	—	23,478	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(224,117)

Balance at December 31, 2001	1,635,714	$241,975	61,444,554	$614	$1,640,972	—	$—	$—	$(1,607,148)	$(1,795)	$274,618

Net loss	—	—	—	—	—	—			(16,397)	—	(16,397)	(16,397)
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—	—	—	(11)	(11)	(11)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(790)	(790)	(790)
Conversion of preferred stock to common stock	(237,500)	(225,778)	6,954,712	70	225,708	—	—	—	—	—	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	1,386,088	14	5,357	—	—	—	—	—	5,371	—
Stock option compensation	—	—	—	—	1,322	—	—	—	—	—	1,322	—
Issuance of capital stock in connection with acquisitions	—	2,131	1,474,547	15	22,752	—	—	—	—	—	24,898	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(1,906,300)	(9,250)	—	—	—	(9,250)	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(17,198)

Balance at December 31, 2002	1,398,214	$18,328	71,259,901	$713	$1,896,111	(1,906,300)	$(9,250)	$—	$(1,623,545)	$(2,596)	$279,761

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 2001 and 2002

1. Business

     S1 Corporation is a provider of global enterprise software solutions for more than 4,000 financial organizations including banks, credit unions, investment firms and insurance companies. Our solutions automate the channels by which financial institutions interact with their customers. Our objective is to be the leading global provider of integrated enterprise solutions that enable financial institutions to improve the way they service their customers by integrating all delivery channels expanding the total financial relationship and increasing profits. We sell our solutions to small, mid-sized and large financial organizations in three geographic regions: (i) the Americas region, (ii) the Europe, Middle East and Africa region (EMEA) and (iii) the Asia-Pacific and Japan (APJ) region.

     S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; Dallas, Texas; New York, New York and West Hills, California; and additional international offices in Brussels, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Melbourne, Munich, Paris, Rotterdam and Sydney. S1 is incorporated in Delaware.

2. Summary of Significant Accounting Policies

     Basis of presentation

     The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. During 2000, 2001 and 2002, we completed a total of six business acquisitions, which we discuss more fully in Note 3. The results of operations and cash flows of these acquired businesses are included in our consolidated statements of operations and cash flows from their respective dates of acquisition. We manage our business as one reporting segment.

     In January 2001, we sold our Internet aggregation business to Yodlee, Inc., which we discuss more fully in Note 4. In connection with this sale, we received an ownership interest of approximately 33% in the equity of Yodlee. We account for our investment in Yodlee using the equity method of accounting, which requires us to include our percentage share of Yodlee’s results in our statement of operations. During 2002, as a result of additional equity issuances by Yodlee, our ownership percentage decreased to 27%.

     Through our Edify Corporation subsidiary, we provide a variety of CRM applications that allow organizations in various industries to automate, integrate, personalize and analyze interactions with customers across touch points such as phone, web, wireless, email, fax and kiosk. In July 2002, we announced our plan to sell this business together with the non-financial institutions business of Point Information Systems, a European CRM application provider that we acquired in March 2002, collectively referred to as the “contact center automation” business. Following the planned divestiture of these combined businesses, all of our remaining business will be focused on the financial services market.

     We are accounting for our planned divestiture of our contact center automation business as “held for sale.” As a result, we have:

•	presented the total assets as of December 31, 2002 of the contact center automation business on one line as “assets held for sale” in our consolidated balance sheet;

•	presented the total liabilities as of December 31, 2002 of the contact center automation business on one line as “liabilities of business held for sale” in our consolidated balance sheet;

•	presented the results of operations for the contact center automation business as “discontinued operations” on one line in our consolidated statements of operations for all periods presented, which required a retroactive reclassification of revenues and expenses for prior periods previously reported; and

•	discontinued depreciation of fixed assets and amortization of other intangible assets associated with the contact center automation business effective July 1, 2002.

     The classification of the contact center automation business assets and liabilities as “held for sale” will continue until such time that we sell the business, which we anticipate will happen no later than June 30, 2003.

     In November 1999, we completed the acquisition of FICS Group, N.V., which included our Financial Reporting Systems business that we reported in our financial statements as held for sale in 2000. As a result, we did not include the operating results of the FRS business unit in our statements of operations for 2000. During the first quarter of 2001, we determined that there was no reasonable market for the sale of the FRS business and that we would continue to operate the FRS business until we (1) identified a suitable market for sale of the FRS business or (2) determined that continued operation of the FRS business was no longer viable. Accordingly, we have included the results of the FRS business, which we do not consider to be material, in our statements of operations for 2001 and 2002 as part of our continuing operations.

     Use of estimates

     We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from our estimates. Areas involving the use of significant estimates include:

•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	discontinued operations;

•	determination of technological feasibility and capitalization of software development costs;

•	recognition of costs in connection with restructuring plans and merger-related activities; and

•	accounting for our equity method investment in Yodlee.

     Financial instruments

     We use financial instruments in the normal course of business, including cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued compensation and benefits, other accrued expenses, deferred revenues and capital lease obligations.

     Cash and cash equivalents include deposits with commercial banks with original maturities of 90 days or less. Short term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. All of these short-term investments are held to maturity and are reported at amortized cost. We have the ability and the intent to hold these investments to maturity. Investments with an original maturity that exceeds one year are reported in other assets. These investments are held to maturity and are reported at amortized cost.

     Investment securities available for sale, included in current assets, consist entirely of marketable equity securities. We have classified our investment securities as available for sale and report them at their fair value, with net unrealized gains or losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses on all securities that are other than temporary are reported in the statement of operations upon determination that the loss is other than temporary. We use the specific identification method to determine gains and losses on the sale of securities.

     Certain of our investments are made with financial institutions who are also our customers. These investments are made at market rates in arms-length transactions.

     The carrying values of accounts receivable, accounts payable, accrued compensation and benefits, other accrued expenses and deferred revenues approximate fair value due to the short-term nature of these assets and liabilities. The carrying value of our capital lease obligations approximates their fair value given their market rates of interest and maturity schedules.

     Property and equipment

     We report property and equipment at cost, less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the related assets ranging from 1.5 to 10 years. We amortize leasehold improvements using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Gains or losses recognized on disposal or retirement of property and equipment are recognized in the consolidated statement of operations.

     Goodwill and other long-lived assets

     We have recorded goodwill and other intangible assets in connection with the acquisition of businesses accounted for using the purchase method. We amortize identifiable intangible assets over their estimated useful lives (ranging from three to ten years) using the straight-line method. On January 1, 2002, in connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” we reclassified the unamortized balance of the assembled workforce intangible asset to goodwill and discontinued amortization of goodwill, as adjusted.

     Under the provisions of SFAS No. 142, we are required to perform an impairment test at least once annually or upon the occurrence of a triggering event. We have elected to test our intangible assets for impairment as of October 1 each year. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value in future periods, we will determine the amount of any goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations.

     Purchased technology represents technology acquired from third parties, which we have incorporated in our products. We amortize purchased technology over its estimated useful life (ranging from two to three years).

     We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicated a potential impairment, we used discounted cash flows to measure fair value in determining the amount of these intangible assets that should be written off. During 2000, we recorded a $656.8 million impairment charge on goodwill and other intangible assets that we deemed impaired. This charge, which we discuss more fully in Note 9, is included in amortization and impairment of acquisition intangible assets in our consolidated statements of operations.

     Cost-basis and equity method investments

     Other assets include equity investments in entities that we account for on the cost basis as well as our investment in Yodlee, Inc., which we account for using the equity method. We account for investments in affiliated entities, which we do not manage and over which we exert significant influence, under the equity method. The equity method of accounting requires us to record our share of the net operating results of the investee in our consolidated statements of operations. We adjust the carrying value of our equity method investments for our share of their net operating results, unless our investment in the entity has been reduced to $0. At the end of each period, we assess the recoverability of these cost basis and equity method investments by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If we determine that the carrying value is not recoverable and that the impairment is other than temporary, we reduce the asset to its estimated fair value. During 2001, we recorded impairment charges in the aggregate amount of $4.0 million for cost-basis equity investments that we deemed impaired. In addition, we recorded a $8.4 million impairment charge during the fourth quarter of 2001 for our investment in Yodlee. See Note 4 for a discussion of our investment in Yodlee.

     Concentration of credit risk

     We derive a significant portion of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services.

     Our business success depends in part on our relationships with a limited number of large customers. For the years ended December 31, 2000 and 2001, one customer represented 38% and 33% of total revenues from continuing operations. For the year ended December 31, 2002, two customers represented 26% and 17% of total revenues, respectively. One customer represented 20% and 17% of total receivables at December 31, 2001 and 2002, respectively.

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

     Revenue recognition, deferred revenues and cost of revenues

     Software license revenue. We recognize software license sales in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition With Respect to Certain Transactions.” For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, we use the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP No. 98-9, the fair value of all undelivered elements such as post contract customer support or other services is deferred and subsequently recognized as the services are performed, with the difference between the total arrangement fee and the amount allocated for the undelivered elements being allocated to the delivered element. For arrangements that include a separate discount element, the discount is recognized as revenue when the discount is used by the customer or expires.

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

     For subscription license arrangements where we allow customers the rights to unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is recognized ratably over the term of the arrangement. License revenue recognized under subscription arrangements during the year ended December 31, 2002 was $24.5 million. There were no such license revenues recognized during the years ended December 31, 2000 and 2001.

     For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. We recognize a portion of our software license revenue on a straight-line basis over either the term of the agreement, or for contracts without a term, the estimated period during which post-contract support is expected to be provided. Under these arrangements, post-contract support and maintenance were bundled as part of the license agreement and sufficient vendor specific evidence of fair value did not exist to allocate the total fee to all elements of the arrangement.

     Support and maintenance revenue. Revenues for post-contract customer support and maintenance are recognized ratably over the contract period. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades.

     Professional services revenue. Revenues derived from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Revenues from professional services provided on a fixed fee basis are recognized using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

     Data center revenue. We recognize data center revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We also consider the applicability of Emerging Issues Task Force No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored On Another Entity’s Hardware,” to our hosting arrangements on a contract-by-contract basis. If we determine that a software element covered by SOP No. 97-2 is present in a hosting arrangement, we recognize the license, professional services and data center revenue pursuant to SOP No. 97-2. If we determine that a software element covered by SOP No. 97-2 is not present in a hosting arrangement, we recognize revenue for the arrangement pursuant to SAB No. 101 as follows:

     Revenue on data center arrangements involving multiple elements, which generally include implementation and transaction processing services, is allocated to the elements using the residual method. For the majority of our hosting arrangements, we have determined that our transaction processing services can be separated from the installation services as they represent separate earnings processes, evidence of fair value exists for the transaction processing services, and the transaction processing services are not essential to the functionality of any other element in the arrangement. We provide similar implementation services to direct licensees and third-party data processors in arrangements that do not include transaction processing services. We have also provided transaction processing services in arrangements that did not include implementation services as the customer contracted with another vendor to provide such services. We have established verifiable, objective evidence of fair value of our transaction processing services using a consistent pricing structure in all of our arrangements, including the price the customer is required to pay when the services are sold separately. Under the data center arrangements, the customer is obligated to pay for each element of the arrangement as the services are performed. Professional services revenues are recognized on a time and materials basis as the services are performed or using the percentage of completion method, if the services are provided on a fixed fee basis. Data center processing revenues are recognized as the services are performed, and are determined based on the number of end-users of the customer institutions during the period, subject to a minimum charge or based upon certain agreed upon contractual fixed fees.

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

     Deferred revenues. Deferred revenues represent (1) payments received from customers for software licenses, services and maintenance in advance of performing services and (2) amounts deferred in accordance with SOP No. 97-2 and SAB No. 101. Maintenance is normally billed quarterly or annually in advance.

     Cost of revenues. Direct software license costs consist primarily of the cost of third-party software used in our products. Support and maintenance and professional services direct costs are primarily personnel and related infrastructure costs. Direct data center costs consist of personnel and infrastructure to support customer installations that we host in one of our data centers. Costs of revenues exclude charges for depreciation of property and equipment and amortization of purchased technology.

     Advertising

     We expense advertising costs as incurred. Advertising expense for 2000, 2001 and 2002 was $3.4 million, $0.6 million and $0.6 million, respectively.

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

     Merger related and restructuring costs

     Merger related costs include expenses related to integrating the products and platforms of acquired companies, training personnel on new products acquired, establishing the infrastructure and consolidating the operations of acquired companies and expenses incurred pursuing transactions that did not result in a strategic arrangement. In addition, we established accruals for pre-acquisition contingencies that existed at the date of acquisition in connection with the acquisition of certain businesses. As those contingencies are resolved, we reduce the related liabilities for any related cash disbursements or changes in estimate. Any difference in the actual settlement amount or any change in estimate is reflected as an adjustment to income or expense within this line item in the period of resolution or adjustment.

     In 2000 and 2001, we approved restructuring plans related to the reorganization of our business operations. We accrued the estimated costs of exiting certain activities under these restructuring plans and recorded a corresponding charge in the period the exit plan was approved. In subsequent periods, we re-assessed the initial assumptions and estimates made in connection with these restructuring plans based on current information and, as a result, recorded additional charges for the estimated incremental costs of exiting certain activities under this restructuring plan. See Note 10 for further discussion of these restructuring activities.

     Income taxes

     We use the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. We establish a valuation allowance to reduce the deferred income tax assets to the level at which we believe it is “more likely than not” that the tax benefits will be realized.

     Stock-based compensation

     We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As such, we record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Additionally, if a modification is made to an existing grant, any related compensation expense is calculated on the date both parties accept the modification and recorded on the date the modification becomes effective. Otherwise, we do not record stock compensation expense when we grant stock options to S1 employees.

     In 2000, 2001 and 2002, we recognized compensation cost of approximately $5.0 million, $1.3 million and $1.3 million, respectively, relating to stock options granted with exercise prices less than the market price on the date of grant. Had we determined compensation cost based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net loss would have increased to the unaudited pro forma amounts indicated below:

	2000	2001	2002

Net loss:
As reported	$(1,177,678)	$(221,543)	$(16,397)
Pro forma (unaudited)	(1,273,021)	(332,037)	(143,903)
Basic and diluted net loss per common share:
As reported	$(21.77)	$(3.74)	$(0.24)
Pro forma (unaudited)	(23.53)	(5.60)	(2.12)

     The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.

     Net loss per common share

     We calculate basic net loss per common share as the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the period reported. Diluted net loss per common share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses, the issuance of additional shares of common stock through the exercise of stock options or stock warrants or upon the conversion of preferred stock would have an anti-dilutive effect on our net loss per common share.

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

     Comprehensive income (loss)

     We report total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, we include in other comprehensive income (loss) those amounts relating to foreign currency translation adjustments and unrealized gains and losses on available for sale investment securities classified as available for sale in the consolidated statement of stockholders’ equity and comprehensive income (loss).

     Reclassifications

     We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation.

     Recent accounting pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. We adopted this statement effective January 1, 2003 with no material impact on our consolidated financial statements.

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

     During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. At this time, we do not anticipate making a voluntary change to the fair value based method of accounting for stock-based employee compensation. See Note 16 for a complete discussion of our stock-based employee compensation.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We typically grant our customers a warranty that guarantees that our product will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations.

3. Business Acquisitions

     During 2000, we acquired three companies. The companies acquired, purchase price and summary information about the purchase price allocation are as follows (in thousands):

				Fair Value of Net
		Total Purchase		Tangible Assets	In-Process Research	Intangible
Business Acquired	Date of Acquisition	Price (1)	Common Shares Issued	Acquired	and Development	Assets (2)	Goodwill (2)

Q-Up Systems, Inc.	04/07/2000	$414,900	2,453	$3,400	$14,100	$12,600	$384,800
Davidge Data Systems, Inc.	04/13/2000	27,000	250	500	—	—	26,500
Level Next, Inc.	11/13/2000	2,900	162	150	—	—	2,750

(1)	The total purchase price includes the fair value of the common shares issued on the date of acquisition. In connection with the acquisition of Level Next, we also gave cash consideration of $0.7 million.

(2)	During the fourth quarter of 2000, as more fully discussed in Note 9, we recorded an impairment charge of $276.8 million to adjust the intangible assets acquired in connection with Q-Up and Davidge.

     In April 2000, we acquired Davidge Data Systems, Inc., a New York, New York based provider of order routing services to brokerage firms and Q-Up Systems, Inc., an Austin, Texas based provider of Internet financial services solutions to community banks. In November 2000, we acquired Level Next, a provider of global trade banking systems. These acquired businesses are a part of our continuing operations.

     On September 20, 2001, we acquired all of the fully diluted shares of Software Dynamics Inc., a privately held provider of branch automation, call center and customer relationship management, or CRM, solutions for financial institutions. In addition to gaining SDI’s extensive domain knowledge in branch, teller, call center and CRM solutions, we increased our customer base worldwide with this acquisition. For accounting purposes, we treated the acquisition as if it had occurred on October 1, 2001. Accordingly, our consolidated results of operations for the year ended December 31, 2001 include three months of operating results for SDI.

     On February 14, 2002, we completed the acquisition of Regency Systems, Inc., a Dallas, Texas based provider of telephone and Internet banking applications and web design services for community and mid-market banks. The Regency acquisition enhanced our product offerings with a telephone banking solution for community and mid-market banks and added over 1,000 customers. For accounting purposes, we treated the acquisition as if it had occurred on February 1, 2002. Accordingly, our consolidated results of operations for the year ended December 31, 2002 include eleven months of operating results for Regency.

     On March 27, 2002, we acquired the assets and subsidiaries of Point Holdings, Ltd., a Dublin, Ireland based CRM provider. The acquisition of Point strengthened our product offering, extended our insurance customer base and expanded our presence in Europe. For accounting purposes, we treated the acquisition as if it had occurred on March 31, 2002. Accordingly, our consolidated results of operations for the year ended December 31, 2002 include nine months of operating results for Point.

     Under the terms of the acquisition agreements, we issued common stock and paid cash to the sellers and paid direct acquisition costs, including principally advisory, legal and accounting fees. The values of the common shares issued were determined based on the average market price of our common shares over the two-day trading period before and the two-day trading period after the respective acquisition agreements were signed, less the costs to register the securities. We calculated the purchase price for SDI, Regency and Point as follows (in thousands, except share data):

	SDI	Regency	Point

Acquisition Date	9/20/2001	2/14/2002	3/27/2002
Common shares issued	1,257,109	400,561	1,073,986
Value of common shares issued	$16,054	$6,051	$16,716
Value of preferred shares issued (1)	8,328	—	—
Cash consideration	4,450	6,478	500
Value of converted stock options (2)	1,227	—	—
Direct acquisition costs	855	70	634

Total purchase price	$30,914	$12,599	$17,850

(1)	We issued 649,150 shares of series E preferred stock in acquisition of SDI. The value of the preferred shares of $6.2 million was determined based on the value of the as-converted common stock, less the estimated amount of contingent consideration of $2.1 million at the date of purchase. In May 2002, we amended the purchase agreement for SDI to eliminate the contingency associated with the total consideration paid for SDI. As a result of the amendment, the condition was removed and we reflected the full value of the series E preferred stock issued to the sellers by increasing the reported value of the series E preferred stock. The additional purchase price was assigned to goodwill at the date of the amendment.

(2)	We converted all outstanding options to purchase SDI stock to 101,784 options to purchase S1 common stock with an estimated fair value of $1.2 million. We estimated the fair value of the S1 stock options using the Black Scholes option-pricing model.

     The entire SDI and Regency businesses and the operations of the Point business that are focused on financial institutions are included in continuing operations. The remaining Point operations (those that are not focused on financial institutions) are included in the contact center automation business. We allocated the goodwill and customer relationship assets associated with the Point acquisition between continuing and discontinued operations based on the completion of an independent appraisal. The amounts of the Regency and Point purchase prices allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. We expect the projects under development at the time of the acquisitions to be completed within 12 months of the acquisition dates. Costs incurred to complete these projects are expected to be less than $1.9 million in the aggregate.

     We accounted for the acquisitions of SDI, Regency and Point using the purchase method of accounting prescribed by SFAS No. 141. We assigned the total purchase price to the net assets and identifiable intangible assets of the acquired entities with the remaining amount assigned to goodwill. The value assigned to the identifiable intangible assets was based on an analysis performed by an independent third party as of the date of the acquisitions. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	SDI	Regency	Point

Current assets	$2,876	$1,027	$6,664
Property and equipment	496	250	552
Other non-current assets	80	31	—
Developed technology (1)	5,700	2,600	2,200
In-process research and development (2)	—	200	150
Customer relationship assets (3)(4)	2,100	3,900	1,500
Goodwill(4)	24,667	8,623	12,754
Current liabilities	(4,891)	(3,989)	(5,970)
Non-current liabilities	(114)	(43)	—

Total purchase price	$30,914	$12,599	$17,850

(1)	Developed technology has an estimated useful life of seven years for SDI’s technology and five years for Regency and Point’s technology.

(2)	We expensed in-process research and development immediately upon closing the acquisitions.

(3)	SDI’s and Regency’s customer relationship assets have an estimated useful life of ten years and Point’s customer relationship assets have an estimated useful life of five years.

(4)	We allocated $1.9 million of Point’s goodwill and $0.6 million of Point’s customer relationship assets to discontinued operations based on an independent appraisal.

     We did not present pro forma results of operations for the acquisitions of Q-Up, Davidge, Level Next, SDI, Regency and Point because the effect of these acquisitions was not significant in any year, individually or in the aggregate.

4. Loss on Sale of Subsidiaries and Equity Interest in Net Loss of Affiliate

     On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee, Inc., then known as Yodlee.com, Inc., in a stock-for-stock transaction under which we received an ownership interest of approximately 33% of Yodlee. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. We account for our investment in Yodlee using the equity method. At the transaction date, the carrying value of our investment in Yodlee exceeded its share of the underlying net assets of Yodlee by $26.2 million. We allocated substantially all of this excess to goodwill, which we were amortizing over a period of five years. Since our initial investment in Yodlee in January 2001, Yodlee has continued to incur substantial losses and the outlook for future revenue and cash flows is substantially less than previously anticipated. In the fourth quarter of 2001, Yodlee recorded an impairment charge to write off almost all of the goodwill and other intangible assets it recorded in connection with the acquisition of VerticalOne from us in January 2001. Our share of that charge, which we recorded through application of the equity method of accounting, was $21.8 million. In addition, at that same time we recorded a charge of $8.4 million to write down our investment in Yodlee. At December 31, 2001, we owned approximately 32% of Yodlee. At December 31, 2002, as a result of additional equity issuances by Yodlee, our ownership percentage decreased to 27%. We are a reseller of Yodlee’s account aggregation services. See Note 19 for a description of our sales representation agreement with Yodlee.

     During the second quarter of 2001, we recorded a charge of approximately $0.9 million in connection with the sale of a small European subsidiary.

5. Discontinued Operations

     On July 30, 2002, we announced our intent to pursue the sale of our contact center automation business, composed of our Edify Corporation subsidiary and the non-financial institution assets of the acquired Point business. These businesses are not focused specifically on the financial institution market, which is our primary strategic market. Following the planned divestiture of these combined businesses, all of our remaining businesses will be focused on our strategic financial services market.

     Beginning in the third quarter of 2002, we accounted for this business as “held for sale” and presented its results for the current and prior year periods as “discontinued operations” according to the provisions of SFAS No. 144. We anticipate the sale of these assets to be completed by June 30, 2003.

     Revenues and pretax loss from discontinued operations are as follows (in thousands):

	2000	2001	2002

Revenues	$43,859	$46,545	$44,192

Pretax loss from discontinued operations	$(39,481)	$(26,225)	$(9,985)
Income tax (expense) benefit	—	(132)	117

Net loss from discontinued operations	$(39,481)	$(26,357)	$(9,868)

     Assets and liabilities of the discontinued operations as of December 31, 2002 were as follows (in thousands):

Current assets	$13,789
Property and equipment, net	1,114
Other non-current assets	569
Intangible assets	1,774
Goodwill	17,331
Current liabilities	(12,508)

Net assets of discontinued operations	$22,069

6.  Investments

     At December 31, 2001 and 2002, investment securities available for sale, which are included in other current assets, consisted entirely of marketable equity securities.

	December 31,

	2001	2002

	(in thousands)
Cost	$31	$31
Fair value	151	108
Gross unrealized gain	120	77

     Proceeds from the sales of investment securities available for sale were $1.0 million and realized gross gains on these sales of investment securities of $0.9 million in 2001.

     We had short-term investments at December 31, 2001 and 2002 of $28.8 million and $14.8 million, respectively. The fair value of our short-term investments was not significantly different from their carrying values at December 31, 2002. At December 31, 2001 and 2002, we had investments with an original maturity that exceeds one year (included in other assets) of $1.3 million and $3.7 million, respectively. Certain of our investments are made with financial institutions that are also our customers. These investments, consisting of $5.0 million in certificates of deposits, are made at market rates in arms-length transactions.

7. Accounts Receivable

     Accounts receivable include unbilled receivables of approximately $6.4 million at December 31, 2001 and $9.2 million at December 31, 2002. Unbilled receivables generally represent revenue recognized on contracts for which billings have not been presented to the customers under the terms of the contracts at the balance sheet dates. As of the date of this filing, we have billed substantially all amounts that were unbilled as of December 31, 2002.

8. Property and Equipment

     Property and equipment consist of the following:

	December 31,

	2001	2002

	(in thousands)
Leasehold improvements	$14,420	$15,316
Furniture and fixtures	9,240	8,175
Computer equipment	55,362	52,194
Software	15,602	16,101

	94,624	91,786
Accumulated depreciation	(53,371)	(62,274)

	$41,253	$29,512

9. Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. For S1, the standards became effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002. We implemented SFAS 142 on January 1, 2002 with the following effects:

•	We reclassified $7.0 million of unamortized assembled workforce intangible assets into goodwill.

•	We discontinued amortization on goodwill and assembled workforce of $64.5 million, excluding goodwill recorded for the SDI transaction that was never subject to amortization. We estimate that the resulting reduction of amortization expense was approximately $55.5 million for 2002 and will be approximately $6.8 million for 2003 and $2.2 million for 2004.

•	We performed a transitional goodwill impairment test as of January 1, 2002 and an annual impairment test as of October 1, 2002. The impairment test required us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. Based on the results of the transitional impairment test, we believe that the fair value of our reporting units exceed their carrying value. Accordingly, we concluded that our goodwill was not impaired at January 1, 2002 or October 1, 2002.

     At December 31, 2002, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization

	(In thousands)
Purchased and acquired technology	$21,848	$(12,424)
Customer relationships	9,800	(3,413)
Other	48	(48)

Total	$31,696	$(15,885)

     We recorded amortization expense in our continuing operations of $15.9 million during the year ended December 31, 2002. We estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2003	2004	2005	2006	2007

Estimated aggregate amortization expense	$3,548	$2,554	$2,554	$2,554	$1,477

     The changes in the carrying value of our goodwill for the year ended December 31, 2002 are as follows:

	Continuing	Contact Center
	Operations	Automation Business	Total

	(In thousands)
Balance, January 1, 2002	$70,909	$15,861	$86,770
Goodwill acquired (1)	19,445	1,932	21,377
Purchase price adjustment for SDI	2,351	—	2,351
Utilization of acquisition related income tax benefits	(2,034)	—	(2,034)
Adjustments to goodwill for pre-acquisition tax liabilities	(1,031)	(462)	(1,493)
Transferred to assets held for sale (2)	—	(17,331)	(17,331)

Balance, December 31, 2002	$89,640	$—	$89,640

(1)	The goodwill allocated to the contact center automation business reflects the estimated amount of goodwill associated with the operations of Point that are not focused on financial institutions and was based on an independent appraisal.

(2)	The goodwill transferred to the assets held for sale reflects the goodwill associated with Edify and the operations of Point that are not focused on financial institutions.

     The following table shows our net loss from continuing operations and net loss per share from continuing operations as adjusted for amortization of goodwill and assembled workforce for all periods reported in our statements of operations.

		December 31,
	2000	2001	2002

	(in thousands, except per share amounts)
Reported loss from continuing operations	$(1,138,197)	$(195,186)	$(6,529)
Add back: Goodwill amortization	358,278	44,200	—
Add back: Assembled workforce amortization	3,150	1,335	—
Less: Adjustment to impairment charge (1)	(361,428)	—	—

Adjusted loss from continuing operations	$(1,138,197)	$(149,651)	$(6,529)

Basic and diluted loss per share from continuing operations:
Reported net loss per share from continuing operations	$(21.04)	$(3.30)	$(0.10)
Add back: Goodwill amortization	6.62	0.75	—
Add back: Assembled workforce amortization	0.06	0.02	—
Less: Adjustment to impairment charge (1)	(6.68)	—	—

Adjusted loss per share from continuing operations	$(21.04)	$(2.53)	$(0.10)

(1)	In 2000, if we had not recorded amortization expense on the goodwill and assembled workforce intangible assets, we would have recorded an additional impairment charge equal to the amortization expense recorded, for the reasons discussed below.

     As a result of the following conditions that existed in the fourth quarter of 2000, we prepared an undiscounted, net operating cash flow analysis to determine if our intangible assets were recoverable:

•	significant declines in projected revenues;

•	a significant and sustained decline in the S1 stock price since the dates of acquisition;

•	the abandonment of certain technology, which is reflected in the restructuring charge that we discuss in Note 10; and

•	a reduction in workforce at FICS and Edify.

     Since the undiscounted cash flow model indicated an impairment of our intangible assets, we used a discounted cash flow model to measure the fair value of these intangible assets. Based on the discounted cash flow analysis, we determined that the fair value of the goodwill and other intangible assets was approximately $155.0 million at December 31, 2000. Accordingly, we wrote off $644.0 million of goodwill, $10.0 million of purchased technology, $6.9 million of assembled workforce and $4.0 million of customer lists related to the FICS, Edify, Q-Up and Davidge acquisitions. Of the $664.9 million impairment charge, $656.8 million related to our continuing operations and $8.1 million related to the contact center automation business.

     In connection with the sale of VerticalOne to Yodlee, as described in Note 4, we disposed of $77.1 million of goodwill and $13.8 million of other intangible assets.

10. Merger Related and Restructuring Costs

     Components of merger related and restructuring costs are as follows:

	2000	2001	2002

	(in thousands)
Merger related costs	$22,482	$(1,999)	$1,683
Restructuring costs	14,746	11,259	—

	$37,228	$9,260	$1,683

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

     In November 2000, we approved a restructuring plan to streamline our operations and to discontinue development on the Edify retail-banking platform. As a result of the restructuring plan, we reduced our workforce by approximately 220 employees and closed several of our facilities worldwide. During the fourth quarter of 2000, we recorded a charge of $14.7 million for the estimated costs associated with the restructuring plan. At various times during 2001, we determined that, as a result of weakening conditions in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the currently anticipated costs. Accordingly, we increased our reserves for lease termination costs and recorded an additional restructuring charge of $4.5 million. Finally, during the third quarter of 2001, in connection with the closing of certain office facilities, we wrote-off leasehold improvements of $1.2 million, which were not previously anticipated in the restructuring accrual.

     During the second quarter of 2001, we approved a restructuring plan to streamline our European operations. In connection with this plan, we reduced our European workforce by 77 people and consolidated the majority of our European operations into two locations. As a result of these activities, we recorded a charge of $5.6 million for the estimated costs associated with the restructuring plan. During 2001, we released merger related accruals of approximately $2.0 million related to changes in estimates relative to pending or threatened litigation.

     During 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of Point. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated amounts. Our restructuring and merger related reserves include provisions for obligations for unused real estate less estimates for sub-lease income. In 2002, we were able to secure a sublease for one of our foreign properties at terms that were $0.3 million more favorable than previously anticipated.

     The restructuring charges and their utilization as of December 31, 2000, 2001 and 2002 and for the years then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total

2000 restructuring charge	$6,215	$7,177	$1,354	$14,746
Amounts utilized through December 31, 2000	(3,045)	(415)	(725)	(4,185)

Balance, December 31, 2000	3,170	6,762	629	10,561

2001 restructuring charge	1,692	2,897	976	5,565
Amounts utilized through December 31, 2001	(5,134)	(2,897)	(2,435)	(10,466)
Change in estimate	350	3,954	1,390	5,694

Balance, December 31, 2001	78	10,716	560	11,354

Amounts utilized through December 31, 2002	—	(3,992)	(252)	(4,244)

Balance, December 31, 2002	$78	$6,724	$308	$7,110

     We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $7.1 million, of which we anticipate to pay approximately $2.7 million within the next twelve months.

11. Borrowings and Line of Credit

     On September 4, 2001, we entered into an arrangement with a bank for a $10.0 million secured line of credit, which expired on September 3, 2002. We paid an annual commitment fee of 0.20% on the un-drawn portion of the commitment. At December 31, 2002, we did not have any borrowing arrangements.

12. Commitments and Contingencies

     Lease commitments

     We lease office facilities and computer equipment under non-cancelable operating lease agreements, which expire at various dates through 2023. Total rental expense under these leases was $15.9 million, $14.6 million and $13.7 million in 2000, 2001 and 2002, respectively.

     Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements are as follows (in thousands):

	Operating Lease	Sublease	Net Lease
	Commitments	Income	Commitments

2003	$11,938	$(1,190)	$10,748
2004	9,738	(1,396)	8,342
2005	8,500	(1,301)	7,199
2006	7,703	(1,244)	6,459
2007	6,117	(1,076)	5,041
Thereafter	27,779	(4,310)	23,469

	$71,775	$(10,517)	$61,258

     At December 31, 2002, we had $1.1 million cash in a one-year certificate of deposit to guarantee certain rent payments. This amount is included in other current assets.

     In connection with the lease on our corporate offices, we issued to our landlord a standby letter of credit in the amount of $8.0 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline. At December 31, 2002, there were no drawings outstanding under the letter of credit. Additionally, we have issued letters of credit in the aggregate amount of $2.4 million to guarantee certain obligations for other leased facilities.

     Property and equipment as of December 31, 2001 includes computer equipment under a capital lease with original cost and accumulated depreciation of approximately $22.6 million and $15.5 million, respectively. Property and equipment as of December 31, 2002 includes computer equipment under capital lease with original cost and accumulated depreciation of approximately $16.9 million and $15.0 million, respectively. Future minimum annual lease payments for the capital lease as of December 31, 2001 are as follows (in thousands):

2003	$1,762
2004	183
2005	11

$1,956
Less amount representing interest	78

1,878
Less current portion	1,693

Long-term capital lease obligations	$185

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

     Litigation

     S1 and its subsidiaries are subject to legal proceedings that arise from time to time in the normal course of business. Included among these are the following:

•	S1 Corporation and its subsidiary Davidge Data Systems are involved in litigation with Scottrade, Inc. and an affiliate company, Computer Research, Inc., relating to a software development project. The action was initially filed in March 2002 in the U.S. District Court for the Eastern District of Missouri. Amended complaints were filed by the plaintiffs in November of 2002 and January of 2003. The plaintiffs have made a claim for a refund of all amounts paid to S1 and Davidge as well as all damages flowing from the dispute, including service bureau expenses incurred because of the allege failure to perform, the sum of which could exceed a million dollars. S1 and Davidge have filed a counterclaim for unpaid amounts under the contract. We believe the plaintiffs’ claims are not meritorious and intend to vigorously defend the suit.

•	S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to vigorously defend the suit.

     While we do not believe that any of the above matters or any other pending litigation will be material to our financial position or results of operations, there can be no assurance on the ultimate outcome of these matters.

13. Income Taxes

     Loss from continuing operations before income tax benefit consists of the following:

	2000	2001	2002

	(in thousands)
U.S. operations	$(756,580)	$(160,394)	$2,601
Foreign operations	(386,193)	(38,179)	(11,783)

	$(1,142,773)	$(198,573)	$(9,182)

     Income tax benefit from continuing operations before income tax benefit is summarized as follows:

	2000	2001	2002

	(in thousands)
Current:
Federal	$—	$(189)	$—
Foreign	353	(114)	252
State	77	(77)	25

Total current	$430	$(380)	$277

Deferred:
Federal	$—	$—	$—
Foreign	(5,006)	(3,007)	(2,930)
State	—	—	—

Total deferred	$(5,006)	$(3,007)	$(2,930)

Total income tax benefit	$(4,576)	$(3,387)	$(2,653)

     A reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income tax benefit is as follows:

	2000	2001	2002

	(in thousands)
Expected income tax benefit at 35%	$(399,971)	$(69,501)	$(3,213)
State income tax benefit, net of federal benefit	(57,139)	(7,943)	(367)
Increase (decrease) in valuation allowance related to current year operations	60,641	18,894	(5,390)
Loss on sale of subsidiary	—	20,395	—
Equity loss	—	8,688	—
In-process R&D, goodwill amortization and other permanent items	391,893	26,080	6,317

Income tax benefit	$(4,576)	$(3,387)	$(2,653)

     The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2001 and 2002 are as follows:

	2001	2002

	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$157,906	$138,661
Equity loss	20,076	20,076
Accrued expenses	7,387	4,511
Deferred revenue	8,573	11,164
Tax credit carryforwards	7,455	4,691
Property and equipment depreciation	6,034	3,321

Total gross deferred income tax assets	207,431	182,424
Valuation allowance for deferred income tax assets	(200,618)	(176,967)

Total deferred income tax assets	6,813	5,457

Deferred income tax liabilities:
Identifiable intangibles	12,169	5,382
Other	259	75

Total gross deferred income tax liabilities	12,428	5,457

Net deferred income tax liability	$5,615	$—

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

     At December 31, 2002, we had domestic and foreign net operating loss carryforwards and tax credit carryforwards of approximately $305.8 million, $57.5 million and $4.7 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2022 unless utilized, the foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2022. Our domestic net operating loss carryforwards at December 31, 2002 include $217.6 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The acquisitions described in Note 3 created ownership changes for federal income tax purposes. The result of an ownership change is to limit a company’s ability to utilize its net operating loss and credit carryforwards based on the valuation of the company. Due to the value of the companies at the time of their respective ownership changes, the limitation of net operating loss and credit carryforwards is not expected to be meaningful.

     During 1999, we acquired FICS, which resulted in establishing non-goodwill intangible assets of $48.0 million. These identifiable intangibles created a $19.2 million deferred tax liability. We acquired net operating loss carryforwards in the FICS transaction of approximately $45.3 million. We established a valuation allowance relating to the FICS carryforwards that resulted in the recording of a net deferred tax liability of $15.3 million as a result of the acquisition. The amortization and impairment of the FICS non-goodwill intangible assets resulted in a deferred tax benefit of $5.0 million in 2000. Additional amortization of the FICS non-goodwill intangible assets resulted in a deferred tax benefit of $4.5 million and $3.7 million in 2001 and 2002, respectively. As the benefit from the FICS net operating loss carryforwards was realized, we reduced goodwill recorded in connection with the FICS transaction and increased deferred tax expense. During 2001 and 2002, we reduced goodwill $1.3 million and $0.5 million, respectively, in connection with the realization of these tax benefits.

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

14. Convertible Preferred Stock

     S1 has authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,150 have been designated as series E convertible preferred stock. At December 31, 2002, there were 749,064 shares of series B convertible preferred stock and 649,180 shares of series E convertible preferred stock outstanding. As of December 31, 2002, series A, series C and series D shares have been converted to common stock or cancelled, as discussed in Note 15.

     The terms of all series of preferred stock provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of S1. Except as described below, series B are nonvoting shares. The holders of the series E preferred stock are entitled to voting rights equal to those of the common stockholders on an as-converted basis. Each series is entitled to vote as a single class on the following matters:

•	any amendment to any charter provision that would change the specific terms of that series which would adversely affect the rights of the holders of that series, and

•	the merger or consolidation of S1 with another corporation or the sale, lease, or conveyance (other than by mortgage or pledge) of the properties or business of S1 in exchange for securities of another corporation if series B is to be exchanged for securities of such other corporation and if the terms of such securities are less favorable in any respect.

     Action requiring the separate approval of the series B stockholders requires the approval of two-thirds of the shares of series B then outstanding voting as a separate class. In addition, holders of the series B are entitled to vote with the holders of common stock as if a single class, on any voluntary dissolution or liquidation of S1. Holders of series B also are entitled to vote with the holders of the common stock on any merger, acquisition, consolidation or other business combination involving S1 and the sale, lease or conveyance other than by mortgage or pledge of all or substantially all of our assets or properties. When the series B is entitled to vote with the common stock, the holders of series B are entitled to the number of votes equal to the number of shares of common stock into which the series B could be converted. The 749,064 shares of series B preferred are convertible at the option of the holder after October 1, 2000 into 1,070,090 shares of common stock based on a conversion price of $9.345. The number of shares of common stock into which the series B are convertible is subject to adjustment. The series E preferred stock automatically converts into common stock at a rate of one common share for each series E preferred share on September 20, 2003.

15. Equity Transactions

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

     We terminated the agreements with Royal Bank described above during the fourth quarter of 2001. As a result, we cancelled 193,500 unvested series C preferred shares and the related receivable from the sale of stock in the amount of $11.5 million. In addition, we cancelled the warrant to purchase 800,000 shares of S1 common stock. Royal Bank continues to be a data center customer under a separate agreement.

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

     Other equity transactions

     On February 19, 1999, we issued to Accenture, LLP warrants to purchase up to 200,000 shares of S1 common stock at $54.94 per share, subject to defined vesting requirements. During 2000, 40,000 shares vested and we recorded a charge of $362,000 for the fair value of the warrants based on the Black-Scholes option-pricing model. As of December 31, 2002, these warrants had expired unexercised.

     On December 23, 1999, we granted a fully-vested, immediately exercisable warrant to purchase 84,994 shares of S1 common stock at $80.00 per share in connection with a pilot project and distribution agreement between a third party and a subsidiary of S1. The fair value of the warrant was expensed over the term of the agreement that was approximately 60 days. We recorded expense of $715,000 in 1999 and $4.6 million 2000. At December 31, 2002, the warrant was outstanding and exercisable. The warrant expires on December 23, 2004.

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

     On May 26, 2000, we issued 244,000 shares of series D convertible preferred stock to five investors for a total of $232.0 million, net of expenses.

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

     On September 20, 2001, we issued 649,150 shares of newly authorized Series E convertible preferred stock in connection with the acquisition of SDI as described in Note 3. The value of the preferred shares of $6.2 million was determined based on the value of the as-converted common stock, less the estimated amount of contingent consideration of $2.1 million. Of the total series E preferred shares issued, we placed in escrow for the selling shareholders 318,098 shares of series E preferred stock in connection with a general indemnity provision and the collection of specific funds under a pending sale of software licenses. In May 2002, we amended the purchase agreement with SDI to eliminate the contingent consideration. We assigned an additional $2.1 million of value to the series E preferred shares. As of December 31, 2002, 318,098 series E preferred shares remained in escrow. The escrow period expired on March 20, 2003.

     In July 2002, our board of directors approved a $10.0 million stock repurchase program to enhance long-term shareholder value. This program was funded from available cash and short-term investments. As of December 31, 2002, we had repurchased 1,906,300 shares of our common stock at a cost of $9.3 million under this program. The stock repurchase program was completed in January 2003. We repurchased a total of 2,051,862 shares of our common stock at an average price of $4.87 per share.

16. Stock Option and Purchase Plans

     We maintain certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 25,811,732 shares of S1 common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year terms and generally vest and become exercisable ratably over four years from the date of grant. At December 31, 2002, 7,421,266 shares were available for future grants under the plans.

     During 1999, we granted approximately 1,450,000 stock options that will fully vest at the end of five years with accelerated vesting based on the achievement of certain performance targets during fiscal years 1999 through 2002. Two performance goals are in place for each of these years. For each performance target achieved, 12.5% of the options will vest in the year following the achievement of the target. Vesting related to performance targets not met may be earned in subsequent years. As of December 31, 2002, three performance goals had been met resulting in the vesting of 37.5% of the shares.

     A summary of our stock options as of December 31, 2000, 2001 and 2002, and changes during the years ended on those dates is presented below:

	2000		2001		2002

		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	16,457	$20.27	20,870	$25.52	16,864	$14.74
Granted	7,999	24.14	4,837	8.87	6,707	13.99
Options exchanged in acquisitions	1,399	60.02	102	6.10	—	—
Exercised	(3,030)	3.65	(1,761)	3.09	(1,095)	3.40
Forfeited/canceled	(1,955)	34.23	(7,184)	44.86	(4,086)	19.99

Outstanding at end of year	20,870	$25.52	16,864	$14.74	18,390	$13.97

Exercisable at end of year	5,280	$14.54	6,190	$16.44	7,138	$15.06

     The following table summarizes information about stock options outstanding at December 31, 2002:

		Options Outstanding
				Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price

$0.32 – 3.00	955	3.0	$0.79	934	$0.74
3.01 – 6.00	1,885	5.8	4.82	987	4.78
6.01 – 8.00	2,915	8.3	6.65	954	6.65
8.01 – 10.00	3,471	7.1	8.42	1,363	8.37
10.01 – 12.00	1,139	8.2	11.17	371	11.37
12.01 – 16.00	3,715	7.7	14.82	792	14.94
16.01 – 20.00	2,132	8.6	18.16	160	18.15
20.01 – 98.75	2,178	5.7	42.26	1,577	41.49

0.32 – 98.75	18,390	7.1	$13.97	7,138	$15.06

     For stock options granted where the exercise price was less than the market price of the stock on the date of grant, the per share weighted-average exercise price was $7.82 and the per share weighted average fair value was $9.35 for stock options granted during 2000. For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $30.64, $8.87 and $13.99 and the per share weighed-average fair value was $24.54, $7.78 and $11.59 for stock options granted during 2000, 2001 and 2002, respectively.

     Under our employee stock purchase plan, each employee of S1 or a participating subsidiary that is employed at least twenty hours per week over a five-month period, is eligible to purchase S1 common stock at a discounted price. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under this plan are limited to 10% of an employee’s compensation. We adopted the ESPP during 1999, but issued no shares under the plan during that fiscal year. Under this plan, we issued 161,826, 259,323 and 270,334 shares at an average price of $22.32, $8.81 and $6.09 per share during 2000, 2001 and 2002, respectively. At December 31, 2002, 2,121,349 common shares were reserved for future issuance under this plan. Effective January 1, 2003, we suspended the ESPP.

     The fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	2001	2002

Expected dividend yield	0%	0%	0%
Expected volatility	109.0%	114.5%	115.7%
Risk-free interest rate, stock option plans	6.0%	4.6%	3.8%
Expected life, stock option plans	4.5 years	4.9 years	4.5 years
Risk-free interest rate, stock purchase plan	6.2%	4.4%	2.0%
Expected life, stock purchase plan	0.5 years	0.5 years	0.5 years

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

Business Acquired	Date of Acquisition	Options Exchanged

Q-Up Systems, Inc.	04/07/2000	1,381,824
Davidge Data Systems	04/13/2000	17,615
Software Dynamics, Inc.	09/20/2001	101,784

     In connection with our acquisitions during 2000, 2001 and 2002, we issued approximately:

•	908,000 new options to employees of Davidge and Level Next;

•	325,000 new options to employees of SDI;

•	100,000 new options to employees of Regency, and

•	300,000 new options to employees of Point.

     Stock option exchange program

     On June 8, 2001, we offered eligible employees the opportunity to exchange outstanding stock options to purchase shares of our common stock that have an exercise price of $18.00 per share or more for new options under the S1 Corporation 1997 Employee Stock Option Plan. Through July 6, 2001, the expiration date of the exchange offer, we accepted for exchange and canceled 2,937,162 stock options from eligible employees. Eligible employees who were not senior managers received new options equal to the number of options exchanged. Senior managers received new options equal to the number of options exchanged multiplied by 0.75. To receive the new options, eligible employees who participated in this voluntary exchange program had to remain continuously employed by S1 or one of our consolidated subsidiaries from the date the options were tendered for exchange through the date we granted the new options. On January 8, 2002, which was the first business day that was at least six months and one day following the date we canceled the options accepted for exchange, we granted 2,410,613 new options to eligible employees at the fair market value at the date of grant. We did not record a charge for stock compensation expense as a result of this stock option exchange program.

17. Retirement Savings Plan

     We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the 401(k) plan may elect to contribute from 1% to 15% of his or her annual compensation to the plan. S1, at management’s discretion, may make matching contributions to the plan. From January 1, 2000 through March 31, 2002, our discretionary match had been made entirely to the S1 stock fund, up to 4% of the employees’ compensation. Effective April 1, 2002, employees have a choice regarding the form of the discretionary match. We will match up to 4% of the employees’ compensation to the S1 stock fund or up to 3% of the employees’ compensation in cash to be distributed according to the employee’s election. Effective January 1, 2003, the discretionary match percentages were reduced to 3% of the employees’ compensation to the S1 stock fund or up to 2% of the employees’ compensation in cash to be distributed according to the employee’s election.

     Our matching contributions to the plan charged to expense for 2000, 2001 and 2002 were approximately $2.0 million, $2.1 million and $2.1 million, respectively.

18. Geographic Disclosures and Major Customers

     Revenues from international customers represented approximately 21%, 29% and 29% of revenues from continuing operations for the years ended December 31, 2000, 2001 and 2002, respectively.

     At December 31, 2001 and 2002, approximately $12.1 million and $8.9 million, respectively, of total property and equipment is located outside of the United States.

     Currently, we have two major customers (defined as those who individually contribute more than 10% of total revenues). Revenues from State Farm Mutual Automobile Insurance Company were 38%, 33% and 26% of our revenues from continuing operations during the years ended December 31, 2000, 2001 and 2002.

     The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 17% of our revenues from continuing operations during the year ended December 31, 2002. This customer contributed less than 10% of our total revenues for the same period in 2001. Effective April 1, 2002, we amended the terms of our arrangement with this customer. Under the terms of the revised agreement, we agreed to provide a subscription license until December 31, 2003 (previously the contract expired in 2005), data center services in our U.K. data center through December 31, 2004 and professional services, for which we expected to receive total fees of $73.3 million. Of this total amount, we expect to record license revenue of approximately $57.2 million over the term of the subscription license. In September 2002, this customer announced its plan to discontinue operations running in our U.K. data center. In March 2003, we amended the terms of our arrangement (the “2003 amendment”) such that Zurich will pay us $7.8 million in two installments through July 2003 to accelerate the termination of the data center arrangement from December 31, 2004 to June 30, 2003. We will report those accelerated payments as data center revenue ratably over the six months ending June 30, 2003, after which time we will not have any obligation to provide data center services to Zurich. The license and professional services components of the arrangement were not affected by the 2003 amendment.

19. Related Party Transactions

     Yodlee, Inc.

     As a result of our sale of VerticalOne to Yodlee in January 2001, as discussed in Note 4, we own approximately 27% of Yodlee at December 31, 2002. The chairman of our board of directors is also a director of Yodlee. In connection with the sale, we entered into the following agreements with Yodlee:

•	a sales representation agreement;

•	a data center agreement; and

•	a facilities sublease.

     Under the terms of the sales representation agreement, we are a non-exclusive reseller of Yodlee’s aggregation service. In connection with this arrangement, we made a nonrefundable prepayment of $10.0 million to Yodlee, which we included as part of our loss on the sale of VerticalOne. Subject to certain conditions, (i) we may sell Yodlee’s aggregation service directly to certain of our customers and retain 100% of the fees or (ii) we may assist Yodlee with the sale of its aggregation service to one of its customers in return for 50% of their fees. The agreement expires in January 2004, or at such earlier time that we recoup a total of $10.0 million from our customers and Yodlee for aggregation services, if at all. During 2001 and 2002, we received $0.4 million and $0.1 million from Yodlee under this agreement.

     Under the data center agreement, we agreed to provide Yodlee with certain data center services for a fee. During 2001 and 2002, we provided data center services in the amount of $0.2 million and $0.3 million, respectively. The data center agreement expired in January 2003. At December 31, 2002, we had a receivable from Yodlee of approximately $0.2 million for services performed under this agreement.

     Under the facilities sublease, we agreed to reimburse Yodlee approximately $0.1 million for certain office space rentals and utilities through December 31, 2001.

     IT Apps LTD

     ITApps, based in Hong Kong, is the primary reseller of our Edify products in the APJ region. In 2001, we formed a joint venture with ITApps, Edify Asia Ltd., of which we own 65%. The operations reported for this joint venture are included in our discontinued operations because the historical business we have conducted through this joint venture relates to our discontinued operations; however, we expect to continue our relationship with IT Apps as a distributor of S1 products and services in the APJ region.

     Certain of our Edify product sales in the APJ region were conducted through this joint venture to our ultimate customers. The revenues and expenses for the joint venture are included in discontinued operations. Minority interest in the joint venture and intercompany transactions are eliminated in consolidation.

     At December 31, 2002, IT Apps owed us $1.4 million, of which $1.1 million was in the form of a note receivable. The note is included in accounts receivable at December 31, 2002.

20. Net Loss Per Share

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

	2000	2001	2002

Weighted average common shares outstanding	54,096	59,242	67,725
Weighted average affect of common stock equivalents:
Convertible preferred stock	5,357	8,258	3,956
Stock options	7,055	5,216	2,636
Stock warrants	226	—	—

Weighted average diluted shares outstanding	66,734	72,716	74,317

21. Quarterly Financial Information (Unaudited)

     The following table shows selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2001 and 2002. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2001 (2)	2001 (3)	2001	2001 (4)	2002	2002	2002	2002

	(in thousands, except per share data)
Revenues	$52,957	$54,049	$57,140	$67,619	$61,764	$63,807	$58,517	$63,889
Gross margin (1)	19,978	27,645	32,697	42,386	37,689	38,205	34,305	39,189
Operating (loss) income	(30,404)	(30,161)	(17,452)	(8,616)	(5,411)	(4,014)	(4,327)	3,126
(Loss) income from continuing operations	(84,749)	(36,683)	(24,910)	(48,844)	(4,364)	(2,839)	(3,539)	4,213
Loss from discontinued operations	(7,313)	(6,905)	(4,706)	(7,433)	(2,342)	(2,808)	(1,661)	(3,057)
Net (loss) income	(92,062)	(43,588)	(29,616)	(56,277)	(6,706)	(5,647)	(5,200)	1,156
(Loss) earnings per share:
Basic:
Continuing operations	$(1.46)	$(0.62)	$(0.42)	$(0.80)	$(0.07)	$(0.04)	$(0.05)	$0.06
Discontinued operations	(0.12)	(0.12)	(0.08)	(0.12)	(0.04)	(0.04)	(0.02)	(0.04)

Net (loss) income per common share — basic	$(1.58)	$(0.74)	$(0.50)	$(0.92)	$(0.11)	$(0.08)	$(0.07)	$0.02
Diluted:
Continuing operations	$—	$—	$—	$—	$—	$—	$—	$0.06
Discontinued operations	—	—	—	—	—	—	—	(0.04)

Net income per common share — diluted	$—	$—	$—	$—	$—	$—	$—	$0.02

(1)	Gross margin is derived from our statements of operations as total revenues less cost of software licenses, cost of professional services, support and maintenance, cost of data center and cost of other revenue. Cost of revenues exclude charges for depreciation of property and equipment and amortization of purchased technology.

(2)	Our net loss and net loss per common share for the three months ended March 31, 2001, reflect a $52.3 million loss on the sale of a subsidiary.

(3)	Our operating loss, net loss and net loss per common share for the three months ended June 30, 2001, reflect a restructuring charge of $5.6 million.

(4)	Our net loss and net loss per common share for the three months ended December 31, 2001, reflect a charge of $41.3 million from our equity investment in Yodlee.

22. Subsequent Event

     In March 2003, we amended the terms of our data center arrangement with Zurich such that Zurich will pay us $7.8 million in two installments through July 2003 to accelerate the remaining services under the data center arrangement from December 31, 2004 to June 30, 2003. We will report those accelerated payments as data center fees and any costs associated with accelerating the arrangement during the period ending June 30, 2003. Our subscription license and professional services components of our arrangement with Zurich were not affected by the 2003 amendment.

     In March 2003, we made the decision to consolidate the operations of our U.K. data center into our global hosting center in Atlanta.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

		Additions
	Balance
	at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
Description	of period	expenses	accounts		Deductions		period

	(In thousands)
Year ended December 31, 2000:
Allowance for doubtful accounts	$8,584	6,826	674	(2)	6,075	(1)	$10,009
Valuation allowance for deferred taxes	$55,497	52,255	32,377	(3)	537	(4)	$139,592
Year ended December 31, 2001:
Allowance for doubtful accounts	$10,009	5,220	100	(2)	7,246	(1)	$8,083
Valuation allowance for deferred taxes	$139,592	20,522	40,994	(3)	490	(4)	$200,618
Year ended December 31, 2002:
Allowance for doubtful accounts	$8,083	7,756	505	(2)	13,511	(1)(5)	$2,833
Valuation allowance for deferred taxes	$200,618	(5,390)	5,762	(3)	24,023	(5)	$176,967

(1)	Accounts deemed to be uncollectible and written off during the year.

(2)	Allowances related to companies acquired.

(3)	Allowances related to companies acquired and stock option expense.

(4)	Allowance related to investment securities available for sale.

(5)	Amounts transferred to discontinued operations.

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

     The following table provides information with respect to compensation plans under which equity securities of S1 Corporation are authorized for issuance to employees, non-employee directors and other as of December 31, 2002:

Number of
securities remaining
available for future
issuance for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column(s))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders
Employee stock options	18,390,469	13.97	7,421,266
Warrants	84,994	80.00	—

Total	18,475,463	$14.27	7,421,266

Item 13. Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement is incorporated in this report by reference.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of filing this Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

     (3)  The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).
3.5	Certificate of Designation for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
3.6	Certificate of Designations for S1’s Series D Convertible Preferred Stock (filed as Exhibit 3 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).
3.7	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 4.7 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).
3.8	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference).
4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).
4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).
4.3	Specimen certificate for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 4.10 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).
4.4	Specimen certificate for S1’s Series D Convertible Preferred Stock (filed as Exhibit 4 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).
4.5	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on Form
S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference).
10.1	Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc., Security First Network Bank (“SFNB”) and S1, as amended on June 5, 1998 (attached as Appendix C to the Proxy Statement/Prospectus that formed a part of S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on June 5, 1998 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.2	Registration Rights Agreement, dated as of February 25, 1999, by and among S1, Royal Bank of Canada and RBC Holdings (Delaware) Inc. (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.3	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).
10.4	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on April 30, 1999 (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.5	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as amended on April 30, 1999 (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.6	Warrant, dated February 19, 1999, issued by S1 to Andersen Consulting LLP (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.7	Warrant, dated February 25, 1999, issued by S1 to Royal Bank of Canada (filed as Exhibit 10.5 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.8	Stock Purchase and Option Agreement, dated as of May 16, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).
10.9	Amendment No. 1 to Stock Purchase and Option Agreement, dated as of November 2, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 9, 1999 and incorporated herein by reference).
10.10	Agreement and Plan of Merger, dated as of May 16, 1999, by and among S1, Sahara Strategy Corporation and Edify Corporation (filed as Exhibit 2.2 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).
10.11	Stock Purchase Agreement II, dated as of September 21, 1999, by and among S1 and the individuals and entities who are signatories thereto and for the limited purposes set forth therein FICS Group N.V., as amended by Amendment to Stock Purchase Agreement II, dated as of October 7, 1999 (filed as Annex B to Prospectus/Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).
10.12	Amendment No. 2 to Stock Purchase Agreement II, made as of November 27, 2000, by and among S1, the individuals and entities that are signatories thereto and FICS Group N.V. (filed as Exhibit 10.12 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.13	Share Purchase Agreement II, dated as of September 21, 1999, by and among S1 Europe Holdings N.V. and the stockholders of FICS Group N.V. who are signatories thereto, and for the limited purposes stated therein, S1 and FICS Group N.V., as amended by Amendment to Share Purchase Agreement II, dated as of October 7, 1999 (filed as Annex A to Prospectus/Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.14	Amendment No. 2 to Share Purchase Agreement II, made as of November 27, 2000, by and among S1 Europe Holdings, N.V., each of the former stockholders of FICS Group N.V. who were signatories to the original agreement, S1 and FICS Group N.V. (filed as Exhibit 10.14 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.15	Agreement and Plan of Merger, dated as of September 23, 1999, by and among S1, VerticalOne Acquisition Corporation and VerticalOne Corporation (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on October 1, 1999 and incorporated herein by reference).
10.16	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
10.17	Agreement and Plan of Merger, dated as of March 6, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and for the limited purposes set forth therein certain of the Q-Up shareholders who are signatories thereto (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).
10.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 15, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and the shareholders of Q-Up who are signatories thereto (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).
10.19	Stock Purchase Agreement, dated as of May 25, 2000, by and among S1 and the purchasers identified on Exhibit A thereto (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).
10.20	Registration Rights Agreement, dated as of May 25, 2000, by and among S1 and each holder of Series D Preferred Stock listed on Schedule 1 attached thereto (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).
10.21	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).
10.22	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*
10.23	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*
10.24	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*
10.25	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.26	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

Exhibit No.	Exhibit Description

10.27	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.28	Letter Agreement, dated as of September 23, 1999, by and between S1 and Gregg Freishtat (filed as Exhibit 10.20 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).*
10.29	Letter Agreement, dated May 12, 2000, between S1 and Gregg S. Freishtat (filed as Exhibit 10 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).*
10.30	Management Agreement, dated as of December 4, 1998, by and among FICS, Michael Akkermans and Pamica N.V. (filed as Exhibit 10.21 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).*
10.31	Employment Agreement, entered into as of November 24, 2000, by and between S1 and Jaime Ellertson (filed as Exhibit 10.31 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.32	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of November 24, 2000, between Jaime Ellertson and S1 (filed as Exhibit 10.32 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.33	Employment Agreement, entered into as of August 14, 2000, by and between S1 and Daniel H. Drechsel (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.34	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of August 14, 2000, between Daniel H. Drechsel and S1(filed as Exhibit 10.34 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.35	Separation Agreement dated as of May 15, 2001, by and between S1 and Robert F. Stockwell (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).*
10.36	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*
10.37	Separation Agreement dated as of October 26, 2001, by and between S1 and Daniel H. Drechsel (filed as Exhibit 10.37 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*
10.38	Employment Agreement, entered into as of April 27, 2001, by and between S1 and Jaime Ellertson (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*
10.39	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

Exhibit No.	Exhibit Description

10.40	Employment Agreement, entered into as of January 14, 2002, by and between S1 and Peter Dunning (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*
21	Subsidiaries of S1.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan.

     (b)  Reports on Form 8-K

     S1 filed the following Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002:

     Current Report on Form 8-K filed with the SEC on October 30, 2002 (date of report: October 29, 2002) (regarding a press release and analyst conference call related to third quarter 2002 results and S1 and its operations).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2003.

S1 CORPORATION

By:	/s/ Jaime W. Ellertson Jaime W. Ellertson Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2003.

Name	Title

/s/ Jaime W. Ellertson Jaime W. Ellertson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Matthew Hale Matthew Hale	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James S. Mahan, III James S. Mahan, III	Chairman of the Board

/s/ David C. Hodgson David C. Hodgson	Director

/s/ M. Douglas Ivester M. Douglas Ivester	Director

/s/ Gregory J. Owens Gregory J. Owens	Director

/s/ Howard J. Runnion, Jr. Howard J. Runnion, Jr.	Director

10-K Certifications

I, Jaime W. Ellertson, certify that:

1.     I have reviewed this annual report on Form 10-K of S1 Corporation;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Jaime W. Ellertson Chief Executive Officer

10-K Certification

I, Matthew Hale, certify that:

1.     I have reviewed this annual report on Form 10-K of S1 Corporation;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Matthew Hale Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).
3.5	Certificate of Designation for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
3.6	Certificate of Designations for S1’s Series D Convertible Preferred Stock (filed as Exhibit 3 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).
3.7	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 4.7 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).
3.8	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference).
4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).
4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).
4.3	Specimen certificate for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 4.10 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).
4.4	Specimen certificate for S1’s Series D Convertible Preferred Stock (filed as Exhibit 4 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).
4.5	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on
Form S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference).
10.1	Stock Purchase Agreement, dated as of March 9, 1998, by and among Royal Bank of Canada, RBC Holdings (Delaware) Inc., Security First Network Bank (“SFNB”) and S1, as amended on June 5, 1998 (attached as Appendix C to the Proxy Statement/Prospectus that formed a part of S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on June 5, 1998 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.2	Registration Rights Agreement, dated as of February 25, 1999, by and among S1, Royal Bank of Canada and RBC Holdings (Delaware) Inc. (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.3	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).
10.4	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and Hewlett-Packard Company, as amended on April 30, 1999 (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.5	Stock Purchase Agreement, dated as of February 19, 1999, by and between S1 and AC II Technology (ACT II) B.V., as amended on April 30, 1999 (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.6	Warrant, dated February 19, 1999, issued by S1 to Andersen Consulting LLP (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.7	Warrant, dated February 25, 1999, issued by S1 to Royal Bank of Canada (filed as Exhibit 10.5 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
10.8	Stock Purchase and Option Agreement, dated as of May 16, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).
10.9	Amendment No. 1 to Stock Purchase and Option Agreement, dated as of November 2, 1999, by and between S1 and Intuit Inc. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 9, 1999 and incorporated herein by reference).
10.10	Agreement and Plan of Merger, dated as of May 16, 1999, by and among S1, Sahara Strategy Corporation and Edify Corporation (filed as Exhibit 2.2 to S1’s Current Report on Form 8-K filed with the SEC on May 21, 1999 and incorporated herein by reference).
10.11	Stock Purchase Agreement II, dated as of September 21, 1999, by and among S1 and the individuals and entities who are signatories thereto and for the limited purposes set forth therein FICS Group N.V., as amended by Amendment to Stock Purchase Agreement II, dated as of October 7, 1999 (filed as Annex B to Prospectus/Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).
10.12	Amendment No. 2 to Stock Purchase Agreement II, made as of November 27, 2000, by and among S1, the individuals and entities that are signatories thereto and FICS Group N.V. (filed as Exhibit 10.12 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.13	Share Purchase Agreement II, dated as of September 21, 1999, by and among S1 Europe Holdings N.V. and the stockholders of FICS Group N.V. who are signatories thereto, and for the limited purposes stated therein, S1 and FICS Group N.V., as amended by Amendment to Share Purchase Agreement II, dated as of October 7, 1999 (filed as Annex A to Prospectus/Proxy Statement that formed a part of Amendment No. 1 to S1’s Form S-4 Registration Statement (File No. 333-82711) filed with the SEC on October 12, 1999 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.14	Amendment No. 2 to Share Purchase Agreement II, made as of November 27, 2000, by and among S1 Europe Holdings, N.V., each of the former stockholders of FICS Group N.V. who were signatories to the original agreement, S1 and FICS Group N.V. (filed as Exhibit 10.14 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.15	Agreement and Plan of Merger, dated as of September 23, 1999, by and among S1, VerticalOne Acquisition Corporation and VerticalOne Corporation (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on October 1, 1999 and incorporated herein by reference).
10.16	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
10.17	Agreement and Plan of Merger, dated as of March 6, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and for the limited purposes set forth therein certain of the Q-Up shareholders who are signatories thereto (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).
10.18	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 15, 2000, by and among S1, Austin Acquisition Corporation, Q-Up Systems, Inc., and the shareholders of Q-Up who are signatories thereto (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).
10.19	Stock Purchase Agreement, dated as of May 25, 2000, by and among S1 and the purchasers identified on Exhibit A thereto (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).
10.20	Registration Rights Agreement, dated as of May 25, 2000, by and among S1 and each holder of Series D Preferred Stock listed on Schedule 1 attached thereto (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).
10.21	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).
10.22	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*
10.23	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*
10.24	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*
10.25	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.26	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

Exhibit No.	Exhibit Description

10.27	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.28	Letter Agreement, dated as of September 23, 1999, by and between S1 and Gregg Freishtat (filed as Exhibit 10.20 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).*
10.29	Letter Agreement, dated May 12, 2000, between S1 and Gregg S. Freishtat (filed as Exhibit 10 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).*
10.30	Management Agreement, dated as of December 4, 1998, by and among FICS, Michael Akkermans and Pamica N.V. (filed as Exhibit 10.21 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).*
10.31	Employment Agreement, entered into as of November 24, 2000, by and between S1 and Jaime Ellertson (filed as Exhibit 10.31 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.32	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of November 24, 2000, between Jaime Ellertson and S1 (filed as Exhibit 10.32 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.33	Employment Agreement, entered into as of August 14, 2000, by and between S1 and Daniel H. Drechsel (filed as Exhibit 10.4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*
10.34	Confidentiality, Non-Disclosure and Non-Competition Agreement, executed as of August 14, 2000, between Daniel H. Drechsel and S1 (filed as Exhibit 10.34 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).*
10.35	Separation Agreement dated as of May 15, 2001, by and between S1 and Robert F. Stockwell (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).*
10.36	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*
10.37	Separation Agreement dated as of October 26, 2001, by and between S1 and Daniel H. Drechsel (filed as Exhibit 10.37 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*
10.38	Employment Agreement, entered into as of April 27, 2001, by and between S1 and Jaime Ellertson (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*
10.39	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

Exhibit No.	Exhibit Description

10.40	Employment Agreement, entered into as of January 14, 2002, by and between S1 and Peter Dunning (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*
21	Subsidiaries of S1.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan.