Form 10-Q
period 2003-03-31
S1 CORP /DE/
filed 2003-05-15
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number: 000-24931

S1 CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2395199 (I.R.S. Employer Identification No.)

3500 Lenox Road, Suite 200 Atlanta, Georgia (Address of principal executive offices)	30326 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (404) 923-3500

NOT APPLICABLE
(Former name if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Shares of common stock outstanding as of May 14, 2003: 69,358,574

S1 CORPORATION AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MARCH 31, 2003

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$125,772	$127,842
Short-term investments	4,504	14,843
Accounts receivable, net	62,057	54,815
Prepaid expenses	8,217	7,601
Other current assets	5,440	7,232

Total current assets	205,990	212,333
Property and equipment, net	24,580	30,626
Intangible assets, net	14,486	17,585
Goodwill, net	94,851	106,971
Other assets	9,969	9,459

Total assets	$349,876	$376,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,656	$13,354
Accrued compensation and benefits	10,693	11,710
Accrued restructuring	6,945	2,665
Accrued other expenses	23,454	21,742
Deferred revenues	41,510	40,305
Current portion of capital lease obligation	380	1,693

Total current liabilities	92,638	91,469
Capital lease obligation, excluding current portion	128	185
Accrued restructuring, excluding current portion	5,153	4,445
Other liabilities	1,475	1,114

Total liabilities	99,394	97,213

Stockholders’ equity:
Preferred stock	18,328	18,328
Common stock	713	713
Additional paid-in capital	1,896,696	1,896,111
Common stock held in treasury – at cost	(10,000)	(9,250)
Accumulated deficit	(1,652,834)	(1,623,545)
Accumulated other comprehensive loss	(2,421)	(2,596)

Total stockholders’ equity	250,482	279,761

Total liabilities and stockholders’ equity	$349,876	$376,974

Preferred shares issued and outstanding	1,398,214	1,398,214

Common shares issued and outstanding	71,345,386	71,259,901

Common stock held in treasury	2,051,862	1,906,300

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Software licenses	$14,966	$21,169
Support and maintenance	15,442	15,042
Professional services	23,278	24,818
Data center	11,761	11,108
Other	215	433

Total revenues	65,662	72,570

Operating expenses:
Cost of software licenses	844	1,213
Cost of professional services, support and maintenance	25,392	22,530
Cost of data center	6,726	5,462
Cost of other revenue	156	280
Selling and marketing	11,530	13,962
Product development	12,305	13,718
General and administrative, including stock compensation expense of $211 and $675 in 2003 and 2002, respectively	9,227	10,043
Depreciation	5,735	6,043
Merger related costs and restructuring charges	8,094	2,022
Acquired in-process research and development	—	350
Amortization of other intangible assets and goodwill impairment	15,069	4,732

Total operating expenses	95,078	80,355

Operating loss	(29,416)	(7,785)
Interest and other income, net	246	635

Loss before income tax benefit	(29,170)	(7,150)
Income tax (expense) benefit	(119)	444

Net loss	$(29,289)	$(6,706)

Basic and diluted net loss per common share	$(0.42)	$(0.11)

Weighted average common shares outstanding	69,247,674	62,144,480

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(29,289)	$(6,706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and goodwill impairment charge	20,804	10,775
Loss on disposal of property and equipment	1,535	—
Acquired in-process research and development	—	350
Compensation expense for stock options	211	675
Provision for doubtful accounts receivable and billing adjustments	2,576	1,583
Benefit for deferred income taxes	—	(751)
Other	410	—
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable	(9,818)	(4,569)
Decrease in prepaid expenses and other assets	393	360
(Decrease) increase in accounts payable	(3,929)	1,847
Increase (decrease) in accrued expenses and other liabilities	5,580	(7,144)
Increase in deferred revenues	1,647	5,907

Net cash (used in) provided by operating activities	(9,880)	2,327

Cash flows from investing activities:
Net cash paid in connection with acquisitions	—	(3,465)
Maturities of short-term investment securities	12,343	12,860
Purchases of short-term investment securities	(2,004)	(15,568)
Purchases of property, equipment and technology	(655)	(2,055)

Net cash provided by (used in) investing activities	9,684	(8,228)

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	374	3,940
Payments on capital lease obligations	(1,939)	(858)
Repurchase of common stock held in treasury	(750)	—

Net cash (used in) provided by financing activities	(2,315)	3,082

Effect of exchange rate changes on cash and cash equivalents	441	(125)

Net decrease in cash and cash equivalents	(2,070)	(2,944)
Cash and cash equivalents at beginning of period	127,842	119,632

Cash and cash equivalents at end of period	$125,772	$116,688

Noncash investing and financing activities:
Property and equipment acquired through leases	569	—
Effects of acquisitions:
Issuance of common stock to acquire businesses	—	22,767
Liabilities assumed	—	10,002

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     1.     BACKGROUND AND BASIS OF PRESENTATION

          S1 Corporation is a provider of global enterprise software solutions for more than 4,000 financial organizations including banks, credit unions, investment firms and insurance companies. Our solutions automate the channels by which financial institutions interact with their customers. Our objective is to be the leading global provider of integrated enterprise solutions that enable financial institutions to improve the way they service their customers by integrating all delivery channels expanding the total financial relationship and increasing profits. We sell our solutions to small, mid-sized and large financial organizations in three geographic regions: (i) the Americas region, (ii) the Europe, Middle East and Africa region (EMEA) and (iii) the Asia-Pacific and Japan (APJ) region. We refer to our core business segment as the “Financial Institutions” business.

          Through Edify Corporation and its subsidiaries, we provide a variety of customer relationship management (CRM) applications that allow organizations in various industries to automate, integrate, personalize and analyze interactions with customers across touch points such as phone, web, wireless, email, fax and kiosk. In July 2002, we combined this business together with the non-financial institutions business of Point Information Systems, a CRM application provider that we acquired in March 2002, collectively referred to as the “Edify” business segment.

          S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; Dallas, Texas; New York, New York, West Hills, California and Santa Clara, California; and additional international offices in Brussels, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Melbourne, Munich, Paris, Rotterdam and Sydney. S1 is incorporated in Delaware.

          We accounted for the Edify business assets and liabilities as “held for sale” for the period from July 1, 2002 until April 2003, at which time we determined that we would not be able to sell the Edify business on terms that were agreeable to us before June 30, 2003. The accompanying financial statements reflect the Edify business as a part of our continuing operations for all periods presented. As a result, we have:

•	reclassified the assets and liabilities of the Edify business from “assets held for sale” and “liabilities of business held for sale” as of December 31, 2002 and March 31, 2003 in our condensed consolidated balance sheet;

•	presented the results of operations for the Edify business as a segment of continuing operations in our consolidated statements of operations for all periods presented, which required a retroactive reclassification of revenues and expenses for prior periods previously reported; and

•	recorded depreciation expense of $0.3 million on the fixed assets of the Edify business and amortization expense of $1.7 million for other intangible assets associated with the Edify business for the nine-month period from July 1, 2002 through March 31, 2003 during the first quarter of 2003.

          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2003 and our results of operations for the three months ended March 31, 2003 and cash flows for the three months ended March 31, 2003. The data in the condensed consolidated balance sheet as of December 31, 2002 was derived from our audited consolidated balance sheet as of December 31, 2002, as presented in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain items in the prior financial statements have been reclassified to conform to the current presentation. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

     2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Significant Accounting Policies

          Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. Below are significant changes to our accounting policies.

          During December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. At this time, we do not anticipate making a voluntary change to the fair value based method of accounting for stock-based employee compensation.

          We account for our stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148. As such, we record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Additionally, if a modification is made to an existing grant, any related compensation expense is calculated on the date both parties accept the modification and recorded on the date the modification becomes effective. Otherwise, we do not record stock compensation expense when we grant stock options to S1 employees.

          In the three months ended March 31, 2003 and 2002, we recognized compensation expense of approximately $0.2 million and $0.7 million, respectively, relating to stock options granted with exercise prices less than the market price on the date of grant. Had we determined compensation expense based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net loss would have increased to the unaudited pro forma amounts indicated below:

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(29,289)	$(6,706)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	211	675
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,359)	(31,787)

Pro forma net loss	$(56,437)	$(37,818)

Basic and diluted net loss per common share:
As reported	$(0.42)	$(0.11)
Pro forma	(0.81)	(0.61)

          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.

          The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2003	2002

Expected volatility	114.4%	115.7%
Risk-free interest rate	2.9%	3.8%
Expected life	4.6years	4.5years

Recent Accounting Pronouncements

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

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In this statement, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. This statement also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this statement will be effective for exit or disposal activities that are initiated a fter December 31, 2002. We applied the provisions of this Statement in accounting for our restructuring activities during the three months ended March 31, 2003. See Note 6 for a discussion of our restructuring activities.

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

     3.     GOODWILL AND OTHER INTANGIBLE ASSETS

          At March 31, 2003, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization

	(In thousands)
Purchased and acquired technology	$21,896	$(13,660)
Customer relationships	10,220	(3,970)

Total	$32,116	$(17,630)

          We recorded amortization expense of $4.7 million and $3.4 million during the three months ended March 31, 2002 and 2003, respectively. We estimate aggregate amortization expense for 2003 and the next four calendar years to be as follows (in thousands):

	2003	2004	2005	2006	2007

Financial institutions business segment	$3,548	$2,554	$2,554	$2,554	$1,477
Edify business segment	225	75	—	—	—

          The changes in the carrying value of our goodwill for the three months ended March 31, 2003 are as follows:

	Financial
	Institutions	Edify	Total

		(In thousands)
Balance, January 1, 2003	$89,640	$17,331	$106,971
Adjustments to goodwill for pre-acquisition tax liabilities	(410)	—	(410)
Impairment of goodwill	—	(11,710)	(11,710)

Balance, March 31, 2003	$89,230	$5,621	$94,851

          In April 2003, we terminated our efforts to divest the Edify business. We considered our inability to sell the Edify business on terms that were acceptable to us a triggering event under SFAS No. 142 and 144 that required us to perform a current assessment of the carrying value of the Edify business. Based on our current analysis of fair value for the Edify business, including estimates we based on discounted future cash flows, market valuations of comparable businesses and offers from potential buyers, we concluded that the fair value of the Edify business was less than its carrying value. Accordingly, we allocated our estimate of fair value for the unit to the existing assets and liabilities of the Edify business as of March 31, 2003, resulting in a goodwill impairment charge of $11.7 million and accelerated amortization on other intangible assets (developed technology and customer base) and purchased software of $1.2 million and $0.5 million, respectively.

     4.     STOCKHOLDERS’ EQUITY

          In July 2002, our board of directors approved a $10.0 million stock repurchase program. We completed this program in January 2003. As of March 31, 2003, we hold 2,051,862 shares of our common stock in treasury at a cost of $10.0 million.

     5.     COMPREHENSIVE LOSS

          The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(29,289)	$(6,706)
Foreign currency translation adjustment	210	(567)
Unrealized loss on investment securities available for sale, net of taxes	(35)	(41)

Comprehensive loss	$(29,114)	$(7,314)

     6.     MERGER RELATED COSTS AND RESTRUCTURING CHARGES

Components of merger related and restructuring costs are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Merger related costs	$(483)	$2,022
Restructuring charges	8,577	—

	$8,094	$2,022

          During the three months ended March 31 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of the assets and subsidiaries of Point Holdings, Ltd. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated.

          During the three months ended March 31, 2003, we began consolidating our U.K. data center operations into our global hosting center in Atlanta, resulting in restructuring charges of $2.3 million comprised of accelerated depreciation of assets, severance costs and other related costs. In addition, we provided $6.3 million for losses on unused office facilities vacated as a result of cost alignment activities and recorded other restructuring charges including severance associated with a work force reduction in our financial institutions and Edify business operations as well as other corporate charges. In total, we reduced our workforce by approximately 80 people. Additionally, we decreased our reserve for legal claims by $0.5 million, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2003 for less than previously estimated.

          The restructuring reserves as of December 31, 2002 and March 31, 2003 and their utilization for the three months ended March 31, 2003 are summarized as follows:

	Personnel Costs	Lease Costs	Other	Total

		(In thousands)
Balance, December 31, 2002	$78	$6,724	$308	$7,110
Restructuring charge	2,213	2,793	3,571	8,577
Amounts utilized	(1,210)	(661)	(1,718)	(3,589)

Balance, March 31, 2003	$1,081	$8,856	$2,161	$12,098

          We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $10.5 million, of which we anticipate to pay approximately $5.3 million within the next twelve months.

     7.     CONTINGENCIES

          Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

•	S1 Corporation and its subsidiary Davidge Data Systems, Inc. are involved in litigation with Scottrade, Inc. and an affiliate company, Computer Research, Inc., relating to a software development project. The action was initially filed in March 2002 in the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed amended complaints in November of 2002 and January of 2003. The plaintiffs have made a claim for a refund of all amounts

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

     8.     SEGMENT REPORTING AND MAJOR CUSTOMERS

          We operate and manage S1 in two business segments: financial institutions and the Edify business. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for financial institutions worldwide, available as an in-house or hosted solution. The Edify business segment provides a variety of CRM applications that allow organizations in various industries to automate, integrate, personalize and analyze interactions with customers across touch points such as phone, web, wireless, email, fax and kiosk.

          We evaluate the performance of our operating segments based on their contribution before interest, other income (expense) and income taxes, as reflected in the tables presented below for the three months ended March 31, 2003 and 2002. We do not use any asset-based metrics to measure the operating performance of our segments.

	Three Months Ended March 31, 2003

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$59,242	$7,245	$(825)	$65,662
Operating expenses:
Direct costs	29,004	4,939	(825)	33,118
Selling and marketing	7,777	3,753	—	11,530
Product development	10,643	1,662	—	12,305
General and administrative	7,567	1,660	—	9,227
Depreciation	5,406	329	—	5,735
Merger related costs and restructuring charges	7,215	879	—	8,094
Amortization of other intangible assets and goodwill impairment	1,631	13,438	—	15,069

Total operating expenses	69,243	26,660	(825)	95,078

Segment operating loss	$(10,001)	$(19,415)	—	$(29,416)

	Three Months Ended March 31, 2002

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$61,764	$11,688	$(882)	$72,570
Operating expenses:
Direct costs	25,600	4,767	(882)	29,485
Selling and marketing	9,703	4,259	—	13,962
Product development	11,334	2,384	—	13,718
General and administrative	8,652	1,391	—	10,043
Depreciation	5,482	561	—	6,043
Merger related costs and restructuring charges	2,022	—	—	2,022
Acquired in-process research and development	350	—	—	350
Amortization of other intangible assets and goodwill impairment	4,032	700	—	4,732

Total operating expenses	67,175	14,062	(882)	80,355

Segment operating loss	$(5,411)	$(2,374)	—	$(7,785)

          Currently, we have two major customers in the financial institutions segment (defined as those customers who individually contribute more than 10% of total revenues). We derived 24% and 27% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended March 31, 2003 and 2002, respectively.

          The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 18% and 20% of our revenues from the financial institutions segment during the three months ended March 31, 2003 and 2002, respectively.

          In March 2003, we amended the terms of our data center arrangement with Zurich to shorten the term over which revenue will be recognized and payments received. Revenue from the data center contract, which would have been recognized ratably throughout 2003 and 2004, will be recognized in the first six months of 2003. Associated direct costs will be accelerated over that same period as well.

          During the three months ended March 31, 2003, we reported data center revenue of $2.8 million for data center services provided to Zurich. We expect to report data center revenue of $5.9 million for data center services provided to Zurich during the quarter ending June 30, 2003. Under the terms of the amended agreement, we expect to receive all of the data center payments from Zurich by July 31, 2003. We do not expect to report any data center revenue for Zurich after the quarter ending June 30, 2003. Total costs associated with Zurich were approximately $1.4 million, including costs of good sold and depreciation and do not include any allocation of management or administration expenses, during the three months ended March 31, 2003. We expect total costs associated with Zurich to be approximately $1.2 million during the quarter ending June 30, 2003.

          Our subscription license and professional services components of our arrangement with Zurich were not affected by the data center contract amendment. We are recognizing $8.2 million of subscription licenses each quarter through December 31, 2003 at which time the subscription license will terminate with no further expected revenue. Costs associated with this subscription license are limited to costs to bill and administer the contract monthly.

     9.     NET LOSS PER COMMON SHARE

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

	Three Months Ended
	March 31,

	2003	2002

Weighted average common shares outstanding	69,248	62,144
Weighted average effect of common stock equivalents:
Convertible preferred stock	1,719	8,542
Stock options	951	6,788

Weighted average diluted shares outstanding	71,918	77,474

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

          We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenues by charging our customers a periodic fee for maintenance. We operate and manage S1 in two business segments: financial institutions and the Edify business.

          Within our financial institutions business, we generate revenues from two principal product groups: S1 Enterprise (or multi-channel) financial solutions and single channel solutions. We define S1 Enterprise revenue as those fees that we earn from sales of our S1 Enterprise applications, such as S1 Personal Banking or S1 Business Banking, as well as fees that we earn from customers who have signed an S1 Enterprise agreement. Revenues from non-S1 Enterprise single channel financial solutions represent fees that we earn from customers who only use one of our legacy channel solutions. Our strategy is to upgrade a significant number of our customers to the S1 Enterprise platform and cross sell and/or up sell additional channel applications to our installed base of customers to migrate them to an S1 Enterprise solution. During the three months ended March 31, 2003 and 2002, we recorded revenue of $15.4 million and $2.4 million, respectively, from our S1 Enterprise solutions. In future periods, we expect revenues from our S1 Enterprise solutions to increase as a percentage of our total revenues.

          We sell our solutions to small, mid-sized and large financial organizations in three geographic regions: (i) the Americas region, (ii) the Europe, Middle East and Africa region (EMEA) and (iii) the Asia-Pacific and Japan (APJ) region. Our S1 Enterprise solutions target banks, credit unions and insurance companies in the Americas region and banks and credit unions in the EMEA and APJ regions. We earned a significant portion of our revenues and profits in 2003 and 2002 from two large financial institution customers. In connection with our acquisitions of Software Dynamics, Inc. (September 2001), Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd., (March 2002), we have significantly increased the number of our financial institution customers to over 4,000. Most of these financial institution customers are mid-sized and regional financial institutions. As a result, we expect that a greater percentage of our future revenues will be earned from mid-sized and regional financial institutions. While we expect to generate a considerably higher number of contracts each year from small to mid-sized financial institutions, the average contract value and, therefore, margin contribution from each such contract will be significantly lower than the contracts from the two large financial institution customers.

          Currently, we have two major customers (defined as those who individually contribute more than 10% of total revenues) in the financial institutions segment. Revenues from State Farm Mutual Automobile Insurance Company were 24% and 27% of our financial institution revenues during the three months ended March 31, 2003 and 2002, respectively. The revenue from State Farm for the three-month period ended March 31, 2003 decreased $2.5 million from the same period in 2002 due to a decrease in projects performed for them in 2003. We expect that professional services revenues from State Farm will continue to decrease throughout fiscal 2003. Revenues from State Farm accounted for 21% and 23% of our total revenues during the three months ended March 31, 2003 and 2002, respectively.

          Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 18% and 20% of our revenues from our financial institutions segment during the three months ended March 31, 2003 and 2002, respectively. Revenues from Zurich accounted for 17% of our total revenues during both of the three-month periods ending March 31, 2003 and 2002.

          In March 2003, we amended the terms of our data center arrangement with Zurich to shorten the term over which services will be provided and payments received associated with the provision of data center services by S1. Revenue from the data center contract, which would have been recognized ratably throughout 2003 and 2004 under the previously amended terms of the agreement, will be recognized in the first six months of 2003. Associated direct costs will be accelerated over that same period as well.

          During the three months ended March 31, 2003, we reported data center revenue of $2.8 million for data center services provided to Zurich. We expect to report data center revenue of $5.9 million for data center services provided to Zurich during the quarter ending June 30, 2003. We do not expect to report any data center revenue for Zurich after the quarter ending June 30, 2003. Total costs associated with Zurich were approximately $1.4 million, including costs of goods sold and depreciation and do not include any allocation of management or administration expenses, during the three months ended March 31, 2003. These costs do not include costs associated with the close of our U.K. data center facility. The closure of our U.K. data center was directly affected by the early completion of the data center contract. The costs are recorded as restructuring costs in the first and second quarter of 2003.

          Through the Edify business unit, we provide a variety of CRM applications that allow organizations in various industries to automate, integrate, personalize and analyze interactions with customers across touch points such as phone, web, wireless, email, fax and kiosk.

          We continually review our cost structure on a worldwide basis and consider additional ways to streamline our operations. During the three months ended March 31, 2003, we began consolidating our U.K. data center operations into our global hosting center in Atlanta, resulting in restructuring charges of $2.3 million comprised of accelerated depreciation of assets, employee severance and other related costs. In addition, we provided $6.3 million for losses on unused office facilities, employee severance and other costs associated with a work force reduction in our financial institutions and Edify business operations. During the remainder of 2003, we expect to reduce our annual operating expenses by as much as $35 million in order to align our cost structure with our anticipated revenues.

Comparison of the Three Months Ended March 31, 2003 and 2002

          Revenues. The following table sets forth our revenue data for the three months ended March 31, 2003 and 2002.

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total

Quarter Ended March 31, 2003:
Core FI business	$6,196	$11,640	$21,254	$9,009	$215	$48,314
Zurich	8,176	—	—	2,752	—	10,928

Financial Institutions Segment	14,372	11,640	21,254	11,761	215	59,242
Edify	845	4,322	2,078	—	—	7,245
Eliminations	(251)	(520)	(54)	—	—	(825)

Total	$14,966	$15,442	$23,278	$11,761	$215	$65,662

Quarter Ended March 31, 2002:
Core FI business	$8,365	$9,421	$21,856	$9,189	$433	$49,264
Zurich	7,256	1,745	1,580	1,919	—	12,500

Financial Institutions Segment	15,621	11,166	23,436	11,108	433	61,764
Edify	5,548	4,158	1,982	—	—	11,688
Eliminations	—	(282)	(600)	—	—	(882)

Total	$21,169	$15,042	$24,818	$11,108	$433	$72,570

          Total revenues decreased by $6.9 million to $65.7 million for the three months ended March 31, 2003 compared to $72.6 million for the same period in 2002, a decrease of 10%. Our financial institutions segment earned revenues of $59.2 million for the quarter ended March 31, 2003 compared with $61.8 million for the same period in 2002. Revenues for our Edify business were $7.2 million for the three months ended March 31, 2003 compared with $11.7 million for the same period in 2002. In 2003, we expect to record total revenue from Zurich of approximately $43.0 million, including license revenue of approximately $32.8 million, data center revenue of approximately $8.7 million and professional services revenue of $1.5 million. We do not expect to earn any revenue from Zurich after December 31, 2003. We do not expect revenue growth from our base financial institutions business to replace the lost Zurich revenue. As a result, we expect revenues to be lower in 2003.

          Software license revenues for our financial institutions segment were $14.4 million for the three months ended March 31, 2003, a decrease of $1.2 million from the same period in 2002. Although most of our license revenue has to be replaced each period, license revenue earned from Zurich comprised $8.2 million of our license revenue during the three months ended March 31, 2003 as compared to $7.3 million in the three months ended March 31, 2002. This revenue comes from a subscription license, which will continue through December 2003.

          Software license revenue of $0.8 million for our Edify business decreased $4.7 million from the same period in 2002. This decrease resulted from recording a provision of $1.4 million for billing adjustments, poor economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and the distraction of management while the business was held for sale. We expect license revenues for our Edify business to increase consistent with seasonal trends and overall market conditions.

          Support and maintenance revenues for our financial institutions segment were $11.6 million for the three months ended March 31, 2003 as compared to $11.2 million for the same period in 2002. The increase is primarily attributable to support and maintenance fees earned from customers who purchased licenses during 2002, offset in part by a decrease in Zurich support and maintenance fees.

          Support and maintenance revenues for the Edify business were $4.3 million for the three months ended March 31, 2003, an increase of $0.2 million from the same period in 2002. We expect support and maintenance revenues for our Edify business to increase consistent with seasonal and market trends over the remainder of 2003.

          Professional services revenues for our financial institutions segment were $21.3 million for the three months ended March 31, 2003, a decrease of $2.2 million from the same period in 2002. This decrease is principally attributable to the decrease in professional services revenues from State Farm. We expect professional services revenue to decrease for the remainder of 2003 related to the completion of several projects for State Farm.

          The Edify business recorded $2.1 million for professional services earned during the first quarter of 2003, this compares to $2.0 million for the first quarter of 2002. We expect professional services to remain stable or decrease slightly for the remainder of 2003, as revenues from new projects should replace those lost to the completion of current projects.

          Data center revenues were $11.8 million for the three months ended March 31, 2003, an increase of $0.7 million from the same period in 2002. The increase resulted from the acceleration of revenue from Zurich, offset by decreases from the attrition of other large customers. Several large financial institution customers have moved their Internet banking solutions in house either on our S1 Enterprise platform or on a competitor’s platform. In addition, some have shut down their internet applications entirely. As some of our customers transferred their S1 applications in house, we were able to replace a portion of these data center revenue streams with software license fees and support and maintenance fees. We believe this transition will slow down by the end of 2003. When this transition is complete, we expect data center revenues to be at least $7.5 million per quarter. We continue to increase the number of community and mid-sized financial institutions utilizing S1 solutions in our data center. As we add new hosted customers on our S1 Enterprise products, we expect data center revenues to increase in 2004.

          Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold.

          Direct Costs and Gross Margins. Direct costs increased by $3.6 million to $33.1 million for the three months ended March 31, 2003 from the same period in 2002. Overall gross margins were 50% and 59% for the three months ended March 31, 2003 and 2002, respectively. The overall increase in direct costs and corresponding decrease in gross margins are primarily due to an increase in professional services costs, as discussed below, offset in part by the reductions in employee headcount and higher cost outside contractors, and reduced facilities costs resulting from the consolidation of offices.

          Direct costs exclude charges for depreciation and amortization of property and equipment.

          Cost of software licenses for our products sold in our financial institution segment are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. We anticipate that the cost of software licenses will increase in future periods as we license and install more of our new S1 Enterprise products because these products include some software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. The overall decrease in cost of software licenses is due to the decrease in third party fees paid to Edify vendors as a result of the decrease in Edify product sales.

          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $25.4 million for the three months ended March 31, 2003, an increase from $22.5 million for the same period in 2002. The increase resulted from an accrual of $3.7 million for the estimated future costs to complete service projects where our expected costs will exceed the contractual revenues. This was offset in part by cost savings measures implemented during the second half of 2002 including reductions in employee headcount, outside contractors and facilities costs.

          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs increased $1.2 million to $6.7 million for the three months ended March 31, 2003 from $5.5 million for same period in 2002. The increase is primarily the result of the acceleration of costs related to the amendment of the Zurich contract in our U.K. data center and the transfer of remaining business from the U.K. to our global hosting center in Atlanta, Georgia.

          Selling and Marketing Expenses. Total selling and marketing expenses decreased by $2.5 million to $11.5 million for the three months ended March 31, 2003 from $14.0 million for the same period in 2002. This decrease is primarily attributable to reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits and travel and entertainment expenses.

          Product Development Expenses. Total product development expenses decreased by $1.4 million to $12.3 million for the three months ended March 31, 2003 from $13.7 million for the same period in 2002. We achieved cost savings from the realignment of our product development organization in 2002, including replacing outside contractors in our domestic operations with lower cost offshore contractors. Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release; however, we may be required to capitalize certain software development costs in the future.

          General and Administrative Expenses. General and administrative expenses decreased by $0.8 million to $9.2 million for the three months ended March 31, 2003 from $10.0 million for the same period in 2002. As a percentage of revenues, general and administrative expenses were 14% for the three months ended March 31, 2003 and 2002. The decrease in general and administrative expenses was primarily attributable to a decrease in compensation and benefits, professional services fees and recruiting fees. During 2002, we reduced our general and administrative headcount and our use of external resources.

          Depreciation. Depreciation decreased to $5.7 million for the three months ended March 31, 2003 from $6.0 million for the same period in 2002, due to reductions in capital expenditures during recent periods as compared with those made in 1999 and 2000. A significant portion of those items that we purchased in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2002. We expect depreciation expense to be approximately $5 million each quarter for the remainder of 2003.

          Merger Related Costs and Restructuring Charges. We recorded restructuring charges of $8.6 million during the quarter ended March 31, 2003 of which approximately $0.9 million related to the Edify business. This charge was partially offset by the release of a pre-merger liability of $0.5 million. During the three months ended March 31, 2003, we began consolidating our U.K. data center operations into our global hosting center in Atlanta, resulting in restructuring charges of $2.3 million comprised of accelerated depreciation of assets, severance costs and other related costs. In addition, we provided $6.3 million for losses on unused office facilities vacated as a result of cost alignment activities and recorded other restructuring charges including severance and other costs associated with a work force reduction in our financial institution and Edify business operations as well as other corporate charges. In total we terminated approximately 80 employees.

          During 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of assets and subsidiaries of Point Holdings, Ltd. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated.

          Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets and goodwill impairment increased $10.4 million to $15.1 million for the three months ended March 31, 2003 from $4.7 million for same period in 2002. The increase was due to an $11.7 million goodwill impairment charge in our Edify business, as explained below, and additional amortization of other intangible assets resulting from the acquisition of Regency and Point in 2002. Amortization expense is expected to be $1 million each quarter for the remainder of 2003.

          In April 2003, we terminated our efforts to divest the Edify business. We considered our inability to sell the Edify business on terms that were acceptable to us a triggering event under SFAS No. 144 that required us to perform a current assessment of the carrying value of the Edify business. Based on our current analysis of fair value for the Edify business, including estimates we based on discounted future cash flows, market valuations of comparable businesses and offers from potential buyers, we concluded that the fair value of the Edify business was less than its carrying value. Accordingly, we allocated our estimate of fair value for the unit to the existing assets and liabilities of the Edify business as of March 31, 2003, resulting in a goodwill impairment charge of $11.7 million and accelerated amortization on other intangible assets and purchased software of $1.2 million and $0.5 million, respectively.

          Interest and Other Income, Net. Interest and other income net was $0.2 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.

          Income Tax (Expense) Benefit. We recorded income tax expense of $0.1 million during the three months ended March 31, 2003 compared to an income tax benefit of $0.4 million for the three months ended March 31, 2002. We incurred foreign income tax expense in certain European countries in 2002 and 2003. The income tax benefit in 2002 resulted from the amortization of intangible assets acquired in the acquisition of FICS, which more than offset the foreign income tax expense in 2002 and 2003. This benefit ended with the complete amortization of the FICS intangible assets in 2002. During 2003, we expect to record minimal income tax expense in certain foreign subsidiaries.

Liquidity and Capital Resources

          The following tables show information about our cash flows during the three months ended March 31, 2003 and 2002 and selected balance sheet data as of March 31, 2003 and December 31, 2002:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net cash (used in) provided by operating activities before changes in operating assets and liabilities	$(3,753)	$5,926
Change in operating assets and liabilities	(6,127)	(3,599)

Net cash (used in) provided by operating activities	(9,880)	2,327
Net cash provided by (used in) investing activities	9,684	(8,228)
Net cash (used in) provided by financing activities	(2,315)	3,082
Effect of exchange rates on cash and cash equivalents	441	(125)

Net decrease in cash and cash equivalents	$(2,070)	$(2,944)

	As of

	March 31, 2003	December 31, 2002

	(In thousands)
Cash and cash equivalents	$125,772	$127,842
Short term investments	4,504	14,843
Working capital	113,352	120,864
Working capital, excluding deferred revenues	154,862	161,169
Total assets	349,876	376,974
Total stockholders’ equity	250,482	279,761

          Operating Activities. During the three months ended March 31, 2003, cash used in operations was $9.9 million compared to cash provided by operations of $2.3 million for same period in 2002. The deterioration in net cash flows from operating activities generally reflects the increase in our net loss and the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

          Cash used in operations for the three months ended March 31, 2003 included the effects of:

•	our net loss of $29.3 million;

•	non-cash charges of $20.8 million of depreciation, amortization and impairment of intangible assets;

•	provision of doubtful accounts receivable and billing adjustments of $2.6 million; and

•	an increase of $9.8 million in accounts receivable, including $6.0 million due to the timing of payments from one significant customer which was received in April 2003.

          Cash provided by operations for the three months ended March 31, 2002 included the effects of:

•	our net loss of $6.7 million;

•	non-cash charges of $10.8 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $1.6 million; and

•	changes in operating assets and liabilities of $3.6 million.

          Investing Activities. Cash provided by investing activities was $9.7 million for the three months ended March 31, 2003 compared to cash used in investing activities of $8.2 million in the same period in 2002.

          In the first three months of 2003, we:

•	converted $10.3 million, net, from short-term investments to cash and cash equivalents; and

•	purchased $0.7 million of property and equipment.

          In the first three months of 2002, we:

•	paid $3.5 million in cash in connection with the acquisitions of Regency and Point;

•	converted $2.7 million, net, from cash and cash equivalents to short-term investments; and

•	purchased $2.1 million of property and equipment.

          Financing Activities. Cash used in financing activities was $2.3 million for the three months ended March 31, 2003 compared to cash provided by financing activities of $3.1 million in same period in 2002.

          In the first three months of 2003 and 2002, we received $0.4 million and $3.9 million from the sale of common stock under our employee stock plans, respectively. We paid $1.9 million and $0.9 million for capital lease obligations in the three months ended March 31, 2003 and 2002, respectively. In the first quarter of 2003, we repurchased $0.8 million of our common stock.

          In July 2002, our board of directors approved a $10.0 million stock repurchase program. This program has been funded from available cash. Through March 31, 2003, we repurchased 2.1 million shares of our common stock for $10.0 million under this program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company’s 2002 Annual Report on Form 10-K. There have been no significant changes in our market risk from December 31, 2002.

Item 4. Controls and Procedures

          Within the 90 days prior to the date of filing this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

          Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

•	S1 Corporation and its subsidiary Davidge Data Systems, Inc. are involved in litigation with Scottrade, Inc. and an affiliate company, Computer Research, Inc., relating to a software development project. The action was initially filed in March 2002 in the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed amended complaints in November of 2002 and January of 2003. The plaintiffs have made a claim for a refund of all amounts paid to S1 and Davidge as well as all damages flowing from the dispute, including service bureau expenses incurred because of the allege failure to perform, the sum of which could exceed a million dollars. S1 and Davidge have filed a counterclaim for unpaid amounts under the contract. We believe the plaintiffs’ claims are not meritorious and intend to vigorously defend the suit.

•	S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to vigorously defend the suit.

          While we do not believe that any of the above matters or any other pending litigation will be material to our financial position or results of operations, there can be no assurance on the ultimate outcome of these matters.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	99.1	Certificate of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K.

S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended March 31, 2003:

Current Report on Form 8-K filed with the SEC on February 18, 2003 (date of report February 13, 2003) (regarding a press release and an analyst conference call related to fourth quarter of 2002 results and S1 and its operations).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 15, 2003.

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

Date: May 14, 2003 /s/ Jaime W. Ellertson Chief Executive Officer

10-Q Certification

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

Date: May 14, 2003 /s/ Matthew Hale Chief Financial Officer and Principal Accounting Officer