Form 10-Q
period 2003-06-30
S1 CORP /DE/
filed 2003-08-14
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

     Shares of common stock outstanding as of August 12, 2003: 70,107,546

S1 CORPORATION AND SUBSIDIARIES

QUARTERLY PERIOD ENDED JUNE 30, 2003

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$127,433	$127,842
Short-term investments	10,348	14,843
Accounts receivable, net	56,185	54,815
Prepaid expenses	8,670	7,601
Other current assets	4,589	7,232

Total current assets	207,225	212,333
Property and equipment, net	20,069	30,626
Intangible assets, net	14,781	17,585
Goodwill, net	94,665	106,971
Other assets	8,094	9,459

Total assets	$344,834	$376,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,755	$13,354
Accrued compensation and benefits	12,408	11,710
Accrued restructuring	6,120	2,665
Accrued other expenses	21,374	21,742
Deferred revenues	43,785	40,305
Current portion of capital lease obligation	801	1,693

Total current liabilities	90,243	91,469
Capital lease obligation, excluding current portion	788	185
Accrued restructuring, excluding current portion	7,352	4,445
Other liabilities	1,658	1,114

Total liabilities	100,041	97,213

Stockholders’ equity:
Preferred stock	18,328	18,328
Common stock	714	713
Additional paid-in capital	1,897,031	1,896,111
Common stock held in treasury – at cost	(10,000)	(9,250)
Accumulated deficit	(1,659,237)	(1,623,545)
Accumulated other comprehensive loss	(2,043)	(2,596)

Total stockholders’ equity	244,793	279,761

Total liabilities and stockholders’ equity	$344,834	$376,974

Preferred shares issued and outstanding	1,398,214	1,398,214

Common shares issued and outstanding	71,439,802	71,259,901

Common stock held in treasury	2,051,862	1,906,300

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Software licenses	$14,185	$25,061	$29,151	$46,230
Support and maintenance	14,575	14,503	30,017	29,545
Professional services	23,044	24,861	46,322	49,679
Data center	14,970	10,569	26,731	21,677
Other	951	316	1,166	749

Total revenues	67,725	75,310	133,387	147,880

Operating expenses:
Cost of software licenses	1,014	1,545	1,858	2,758
Cost of professional services, support and maintenance	22,997	23,703	48,389	46,233
Cost of data center	6,664	5,840	13,390	11,302
Cost of other revenue	858	302	1,014	582
Selling and marketing	10,124	15,495	21,654	29,457
Product development	10,268	14,059	22,573	27,777
General and administrative, including stock compensation expense of $70 and $224 for the three months ended June 30, 2003 and 2002, respectively and $281 and $899 for the six months ended June 30, 2003 and 2002, respectively	7,803	10,286	17,030	20,329
Depreciation	4,703	5,944	10,438	11,987
Merger related costs and restructuring charges	8,418	—	16,512	2,022
Acquired in-process research and development	—	—	—	350
Amortization of other intangible assets and goodwill impairment	788	4,964	15,857	9,696

Total operating expenses	73,637	82,138	168,715	162,493

Operating loss	(5,912)	(6,828)	(35,328)	(14,613)
Interest and other (expense) income, net	(491)	643	(245)	1,278

Loss before income tax benefit (expense)	(6,403)	(6,185)	(35,573)	(13,335)
Income tax benefit (expense)	—	538	(119)	982

Net loss	$(6,403)	$(5,647)	$(35,692)	$(12,353)

Basic and diluted net loss per common share	$(0.09)	$(0.08)	$(0.52)	$(0.19)

Weighted average common shares outstanding	69,348,903	68,718,193	69,298,568	65,449,413

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(35,692)	$(12,353)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and goodwill impairment charge	26,295	21,683
Loss on disposal of property and equipment	3,931	—
Acquired in-process research and development	—	350
Compensation expense for stock options	281	899
Provision for doubtful accounts receivable and billing adjustments	3,948	2,714
Gain on the sale of investment securities available for sale	(24)	—
Loss on impaired cost-basis equity investments	615	—
Benefit for deferred income taxes	—	(759)
Proceeds from income tax refunds	710	—
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable	(5,418)	(4,974)
Decrease (increase) in prepaid expenses and other assets	450	(1,098)
(Decrease) increase in accounts payable	(7,695)	6,807
Increase (decrease) in accrued expenses and other liabilities	8,120	(8,007)
Increase in deferred revenues	3,963	3,940

Net cash (used in) provided by operating activities	(516)	9,202

Cash flows from investing activities:
Net cash paid in connection with acquisitions	—	(3,943)
Maturities of short-term investment securities	15,851	29,812
Purchases of short-term investment securities	(11,356)	(24,082)
Proceeds from sale of investment securities available for sale	92	—
Purchase of long-term certificate of deposit	—	(2,500)
Purchases of property, equipment and technology	(3,599)	(7,304)

Net cash provided by (used in) investing activities	988	(8,017)

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	640	4,570
Payments on capital lease obligations	(1,582)	(2,598)
Repurchase of common stock held in treasury	(750)	—

Net cash (used in) provided by financing activities	(1,692)	1,972

Effect of exchange rate changes on cash and cash equivalents	811	943

Net (decrease) increase in cash and cash equivalents	(409)	4,100
Cash and cash equivalents at beginning of period	127,842	119,632

Cash and cash equivalents at end of period	$127,433	$123,732

Noncash investing and financing activities:
Property and equipment acquired through leases	$1,293	$—
Conversion of preferred stock to common stock	—	225,778
Effects of acquisitions:
Issuance of common stock to acquire businesses	—	22,778
Liabilities assumed	—	9,990

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND AND BASIS OF PRESENTATION

     S1 Corporation is a global provider of enterprise software solutions for more than 4,000 financial organizations including banks, credit unions, investment firms and insurance companies. Our solutions automate the channels by which financial institutions interact with their customers. Our objective is to be the leading global provider of integrated enterprise solutions that enable financial institutions to improve the way they service their customers by integrating all delivery channels expanding the total financial relationship and increasing profits. We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region, and (ii) the International region, consisting of Europe, Middle East and Africa (EMEA) and the Asia-Pacific and Japan (APJ). We refer to our core business segment as the “Financial Institutions” business.

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

     S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; New York, New York; West Hills, California and Santa Clara, California; and international offices in Brussels, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Munich, Paris, Rotterdam and Singapore. S1 is incorporated in Delaware.

     We accounted for the Edify business assets and liabilities as “held for sale” for the period from July 1, 2002 until April 2003, at which time we determined that we would not be able to sell the Edify business by June 30, 2003 on terms that were agreeable to us. The accompanying financial statements reflect the Edify business as a part of our continuing operations for all periods presented. As a result, we have:

•	reclassified the assets and liabilities of the Edify business from “assets held for sale” and “liabilities of business held for sale” as of December 31, 2002 and June 30, 2003 in our condensed consolidated balance sheet;

•	presented the results of operations for the Edify business as a segment of continuing operations in our consolidated statements of operations for all periods presented, which required a retroactive reclassification of revenues and expenses for prior periods previously reported; and

•	recorded depreciation expense of $0.3 million on the fixed assets of the Edify business and amortization expense of $1.7 million for other intangible assets associated with the Edify business for the nine-month period from July 1, 2002 through March 31, 2003 during the first quarter of 2003.

     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2003 and our results of operations for the three and six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003. The data in the condensed consolidated balance sheet as of December 31, 2002 was derived from our audited consolidated balance sheet as of December 31, 2002, as presented in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain items in the prior financial statements have been reclassified to conform to the current presentation. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

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

     In the three and six months ended June 30, 2003 and 2002, we recognized compensation expense relating to stock options granted with exercise prices less than the market price on the date of grant and for modifications made to the terms of existing grants. Had we determined compensation expense based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net loss would have increased to the unaudited pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(6,403)	$(5,647)	$(35,692)	$(12,353)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	70	244	281	899
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,014)	(31,403)	(54,373)	(63,190)

Pro forma net loss	$(33,347)	$(36,806)	$(89,784)	$(74,644)

Basic and diluted net loss per common share
As reported	$(0.09)	$(0.08)	$(0.52)	$(0.19)
Pro forma	$(0.48)	$(0.54)	$(1.30)	$(1.14)

     The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.

     The fair values of our stock-based option awards to employees were estimated using the Black-Scholes option-pricing model by assuming no expected dividends and the following weighted-average assumptions:

	2003	2002

Expected volatility	114.4%	115.7%
Risk-free interest rate	2.9%	3.8%
Expected life	4.6 years	4.5 years

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In this statement, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. This statement also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We applied the provisions of this Statement in accounting for our restructuring activities during the three and six months ended June 30, 2003. See Note 6 for a discussion of our restructuring activities.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We will adopt EITF Issue No. 00-21 effective July 1, 2003 and do not expect it to have a material impact on our results of operations and financial condition.

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

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

     At June 30, 2003, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization

	(In thousands)
Purchased and acquired technology	$11,585	$(2,784)
Customer relationships	7,500	(1,520)

Total	$19,085	$(4,304)

     We recorded amortization expense of $10.0 million and $4.2 million during the six months ended June 30, 2002 and 2003, respectively. We estimate aggregate amortization expense for 2003 and the next four calendar years to be as follows (in thousands):

	2003(1)	2004	2005	2006	2007

Financial institutions business segment	$3,727	$2,770	$2,770	$2,770	$1,643
Edify business segment	225	75	—	—	—

(1)	The estimate for 2003 excludes the goodwill impairment charge of $11.7 million and the accelerated amortization on the other intangible assets of $1.7 million for the Edify business.

     The changes in the carrying value of our goodwill for the six months ended June 30, 2003 are as follows:

	Financial
	Institutions	Edify	Total

	(In thousands)
Balance, January 1, 2003	$89,640	$17,331	$106,971
Adjustments to goodwill for pre-acquisition tax liabilities	(710)	—	(710)
Adjustment of purchase price for Point Information Systems	114	—	114
Impairment of goodwill	—	(11,710)	(11,710)

Balance, June 30, 2003	$89,044	$5,621	$94,665

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

     In July 2002, our board of directors approved a $10.0 million stock repurchase program. We completed this program in January 2003. As of June 30, 2003, we hold 2,051,862 shares of our common stock in treasury at a cost of $10.0 million.

5.	COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(6,403)	$(5,647)	$(35,692)	$(12,353)
Foreign currency translation adjustment	405	(1,076)	615	(1,643)
Unrealized loss on investment securities available for sale, net of taxes	(51)	(35)	(86)	(76)

Comprehensive loss	$(6,049)	$(6,758)	$(35,163)	$(14,072)

6.	MERGER RELATED COSTS AND RESTRUCTURING CHARGES

     Components of merger related and restructuring costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Restructuring charges	$8,932	$—	$17,509	$—
Merger related costs	(514)	—	(997)	2,022

	$8,418	$—	$16,512	$2,022

     During the first half of 2003, we undertook several initiatives to align our cost structure with our anticipated 2004 revenues. As a result, management approved restructuring plans to consolidate our data center operations in the United Kingdom into our global hosting center in Atlanta, reduce the work force, relocate and consolidate certain office facilities and sell certain corporate assets. In connection with these plans, we recorded restructuring charges of $17.5 million during the six months ended June 30, 2003. We expect to record additional restructuring charges in the second half of 2003 as we continue to act upon these plans and further streamline our expenses. In total, we have eliminated approximately 106 positions worldwide. In our American operations, we recorded $4.9 million in restructuring charges during the six months ended June 30, 2003, which were primarily comprised of charges for excess office space, relocation expenses and other corporate charges.

     In the first quarter of 2003, we began the process of consolidating our U.K. data center operations into our global hosting center in Atlanta. In connection with this consolidation, we recorded $4.9 million of restructuring charges during the first half of 2003 comprised of accelerated depreciation of assets, severance costs and other related costs to relocate the data center operations. In the second quarter of 2003, we relocated our remaining U.K operations to a smaller facility, which resulted in a restructuring charge of approximately $3.4 million for losses on the vacated office space, relocation expenses and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss at the present value of the expected cash flows. We will record accretion expense of approximately $0.9 million over the remaining term of the lease, which is six years. Additionally, in the first half of 2003, we recorded a charge of $1.0 million to reorganize our APJ operations and close certain offices.

     We are in the process of reorganizing our Edify business to align costs with expected revenues. As a result, we changed senior management (including a new General Manager), reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $3.1 million for the six months ended June 30, 2003 for unused office facilities, severance and other related costs. The reorganization of the Edify business is still in process and we expect to record restructuring charges in the second half of 2003.

     In the first quarter of 2003, we decreased our merger related reserve for legal claims by $0.5 million, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2003 for less than previously estimated. In the second quarter of 2003, we further reduced our merger related accrual by $0.5 million when we determined that we had an alternate use for excess office space that was reserved when we completed the acquisition of Point in March 2002.

     During the six months ended June 30 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of the assets and subsidiaries of Point Holdings, Ltd. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated.

     The restructuring reserves as of December 31, 2002 and June 30, 2003 and their utilization for the six months ended June 30, 2003 are summarized as follows:

	Personnel Costs	Lease Costs	Other	Total

	(In thousands)
Balance, December 31, 2002	$78	$6,724	$308	$7,110
Restructuring charges	3,086	7,449	6,974	17,509
Amounts utilized	(2,008)	(2,324)	(6,815)	(11,147)

Balance, June 30, 2003	$1,156	$11,849	$467	$13,472

     We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $13.1 million, of which we anticipate to pay approximately $5.7 million within the next twelve months.

7.	CONTINGENCIES

     Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

•	S1 Corporation and its subsidiary Davidge Data Systems, Inc. are involved in litigation with Scottrade, Inc. and an affiliate company, Computer Research, Inc., relating to a software development project. The action was initially filed in March 2002 in the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed amended complaints in November of 2002 and January of 2003. The plaintiffs have made a claim for a refund of all amounts paid to S1 and Davidge as well as all damages flowing from the dispute, including service bureau expenses incurred because of the alleged failure to perform, the sum of which could exceed a million dollars. S1 and Davidge have filed a counterclaim for unpaid amounts under the contract. We believe the plaintiffs’ claims are not meritorious and intend to vigorously defend the suit.

•	S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to vigorously defend the suit.

     While we do not believe that any of the above matters or any other pending litigation will be material to our financial position or results of operations, there can be no assurance on the ultimate outcome of these matters.

8.	SEGMENT REPORTING AND MAJOR CUSTOMERS

     We operate and manage S1 in two business segments: financial institutions, our core business segment, and the Edify business. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for small, mid-sized and large financial institutions worldwide, available as in-house or hosted solutions. The Edify business segment provides a variety of CRM applications that allow organizations in various industries to automate, integrate, personalize and analyze interactions with customers across touch points such as phone, web, wireless, email, fax and kiosk.

     We evaluate the performance of our operating segments based on their contribution before interest, other income (expense) and income taxes, as reflected in the tables presented below for the three and six months ended June 30, 2003 and 2002. We do not use any asset-based metrics to measure the operating performance of our segments.

	Three Months Ended June 30, 2003

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$61,438	$6,843	$(556)	$67,725
Operating expenses:
Direct costs	27,510	4,579	(556)	31,533
Selling and marketing	7,527	2,597	—	10,124
Product development	8,792	1,476	—	10,268
General and administrative	6,777	1,026	—	7,803
Depreciation	4,510	193	—	4,703
Merger related costs and restructuring charges	6,197	2,221	—	8,418
Amortization of other intangible assets and goodwill impairment	713	75	—	788

Total operating expenses	62,026	12,167	(556)	73,637

Segment operating loss	$(588)	$(5,324)	$—	$(5,912)

	Three Months Ended June 30, 2002

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$63,807	$12,327	$(824)	$75,310
Operating expenses:
Direct costs	26,802	5,412	(824)	31,390
Selling and marketing	10,766	4,729	—	15,495
Product development	11,769	2,290	—	14,059
General and administrative	8,900	1,386	—	10,286
Depreciation	5,437	507	—	5,944
Amortization of other intangible assets and goodwill impairment	4,147	817	—	4,964

Total operating expenses	67,821	15,141	(824)	82,138

Segment operating loss	$(4,014)	$(2,814)	—	$(6,828)

	Six Months Ended June 30, 2003

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$120,680	$14,088	$(1,381)	$133,387
Operating expenses:
Direct costs	56,514	9,518	(1,381)	64,651
Selling and marketing	15,304	6,350	—	21,654
Product development	19,435	3,138	—	22,573
General and administrative	14,344	2,686	—	17,030
Depreciation	9,916	522	—	10,438
Merger related costs and restructuring charges	13,412	3,100	—	16,512
Amortization of other intangible assets and goodwill impairment	2,344	13,513	—	15,857

Total operating expenses	131,269	38,827	(1,381)	168,715

Segment operating loss	$(10,589)	$(24,739)	—	$(35,328)

	Six Months Ended June 30, 2002

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$125,571	$24,015	$(1,706)	$147,880
Operating expenses:
Direct costs	52,402	10,179	(1,706)	60,875
Selling and marketing	20,469	8,988	—	29,457
Product development	23,103	4,674	—	27,777
General and administrative	17,552	2,777	—	20,329
Depreciation	10,919	1,068	—	11,987
Merger related costs and restructuring charges	2,022	—	—	2,022
Acquired in-process research and development	350	—	—	350
Amortization of other intangible assets and goodwill impairment	8,179	1,517	—	9,696

Total operating expenses	134,996	29,203	(1,706)	162,493

Segment operating loss	$(9,425)	$(5,188)	—	$(14,613)

     Currently, we have two major customers in the financial institutions segment (defined as those customers who individually contribute more than 10% of total revenues). We derived 23% and 26% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended June 30, 2003 and 2002, respectively. We derived 23% and 27% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the six months ended June 30, 2003 and 2002, respectively.

     The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 23% and 15% of our revenues from the financial institutions segment during the three months ended June 30, 2003 and 2002, respectively. Zurich accounted for 21% and 18% of our revenues from the financial institutions segment during the six months ended June 30, 2003 and 2002, respectively.

     In March 2003, we amended the terms of our data center arrangement with Zurich to shorten the term over which revenue will be recognized and payments received. Revenue from the data center contract, which would have been recognized ratably throughout 2003 and 2004, was recognized in the first six months of 2003. Associated direct costs were accelerated over the same period.

     During the first and second quarter of 2003, we reported data center revenue of $2.8 million and $5.9 million for data center services provided to Zurich, respectively. Under the terms of the amended agreement, we received the all of the data center payments from Zurich before July 31, 2003. We do not expect to report any data center revenue for Zurich after the quarter ending June 30, 2003. Total costs associated with Zurich were approximately $1.4 million and $1.2 million, including cost of goods sold and depreciation and do not include any allocation of management or administration expenses during the three months ended March 31,2003 and June 30, 2003, respectively.

     The subscription license and professional services components of our arrangement with Zurich were not affected by the data center contract amendment. We are recognizing $8.2 million of subscription licenses each quarter through December 31, 2003 at which time the subscription license will terminate with no further expected revenue. Costs associated with this subscription license are limited to costs to bill and administer the contract monthly.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted average common shares outstanding	69,349	68,718	69,299	65,449
Weighted average effect of common stock equivalents:
Convertible preferred stock	1,719	3,815	1,719	6,231
Stock options	768	2,799	847	4,806

Weighted average diluted shares outstanding	71,836	75,332	71,865	78,486

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

Overview

     We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenues by charging our customers a periodic fee for maintenance. We operate and manage S1 in two business segments: financial institutions, our core business segment. and the Edify business.

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

     We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region, (ii) the International region, consisting of Europe, Middle East and Africa (EMEA) and Asia-Pacific and Japan (APJ). Our S1 Enterprise solutions target banks, credit unions and insurance companies in the Americas region and banks and credit unions in the EMEA and APJ regions. We earned a significant portion of our revenues and profits in 2003 and 2002 from two large financial institution customers. In connection with our acquisitions of Software Dynamics, Inc. (September 2001), Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd. (March 2002), we have significantly increased the number of our financial institution customers to over 4,000. Most of these financial institution customers are mid-sized and regional financial institutions. As a result, we expect that a greater percentage of our future revenues will be earned from mid-sized and regional financial institutions. While we expect to generate a considerably higher number of contracts each year from small to mid-sized financial institutions, the average contract value and, therefore, margin contribution from each such contract, will be significantly lower than the contracts from the two large financial institution customers.

     Currently, we have two major customers (defined as those who individually contribute more than 10% of total revenues) in the financial institutions segment. Revenues from State Farm Mutual Automobile Insurance Company were 23% and 27% of our financial institution revenues during the six months ended June 30, 2003 and 2002, respectively. The revenue from State Farm for the six-month period ended June 30, 2003 decreased $5.5 million from the same period in 2002 due to a decrease in projects performed for them in 2003. We expect that professional services revenues from State Farm will continue to decrease throughout fiscal 2003 as we complete projects that are in progress. Revenues from State Farm accounted for 21% and 23% of our total revenues during the six months ended June 30, 2003 and 2002, respectively.

     Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 21% and 18% of our revenues from our financial institutions segment during the six months ended June 30, 2003 and 2002, respectively. Revenues from Zurich accounted for 19% and 15% of our total revenues during both of the six-month periods ending June 30, 2003 and

2002.  A significant portion of the revenue earned from Zurich is from a subscription license, which expires on December 31, 2003. We do not expect to earn any revenue from Zurich in 2004 and beyond.

     In March 2003, we amended the terms of our data center arrangement with Zurich to shorten the term over which services would be provided and payments received associated with the provision of data center services by S1. Revenue from the data center contract, which would have been recognized ratably throughout 2003 and 2004 under the previously amended terms of the agreement, was recognized entirely in the first six months of 2003. Associated direct costs were accelerated over the same period.

     During the six months ended June 30, 2003, we reported data center revenue of $8.6 million for data center services provided to Zurich. We do not expect to report any data center revenue for Zurich after the quarter ending June 30, 2003. Total costs associated with Zurich were approximately $2.6 million including costs of goods sold and depreciation and do not included any allocation of management or administration expenses during the six months ended June 30, 2003. These costs do not include costs associated with the close of our U.K. data center facility; however, the closure of our U.K. data center was directly affected by the early completion of the Zurich data center contract. The costs associated with the closure were recorded as restructuring costs in the first and second quarters of 2003. Our subscription license and professional services components of our arrangement with Zurich were not affected by the data center contract amendment.

     Through the Edify business unit, we provide a variety of CRM applications that allow organizations in various industries to automate, integrate, personalize and analyze interactions with customers across touch points such as phone, web, wireless, email, fax and kiosk. During the 12-month period from July 2002 through June 2003, we held the Edify business for sale. At June 30, 2003, we made the decision to discontinue an active sale of the Edify business, hired a new General Manager and focused future plans on reducing operating costs and making the Edify business segment profitable. We expect to record a charge in the range of $1 to $2 million during the quarter ending September 30, 2003 as a result of activities to further consolidate the global business activities of Edify and to reduce headcount.

     We continually review our cost structure on a worldwide basis and consider additional ways to streamline our operations. During the first half of 2003, we provided $17.5 million for expected losses on unused office facilities vacated as a result of cost alignment activities, including consolidation and relocation of office and data center facilities and severance associated with work force reduction; as well as elimination of certain corporate marketing and human resource programs and other corporate assets. We expect these actions, and future actions, to reduce our annual operating expenses in the financial institutions segment by approximately $30 million in order to align our cost structure with our anticipated 2004 revenues.

Comparison of the Three Months Ended June 30, 2003 and 2002

     Revenues. The following table sets forth selected revenue data for the three months ended June 30, 2003 and 2002.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total

Quarter Ended June 30, 2003:
Core FI business	$4,260	$11,419	$21,662	$9,088	$951	$47,380
Zurich	8,176	—	—	5,882	—	14,058

Financial Institutions Segment	12,436	11,419	21,662	14,970	951	61,438
Edify	1,831	3,574	1,438	—	—	6,843
Eliminations	(82)	(418)	(56)	—	—	(556)

Total	$14,185	$14,575	$23,044	$14,970	$951	$67,725

Quarter Ended June 30, 2002:
Core FI business	$11,367	$10,199	$22,981	$9,194	$316	$54,057
Zurich	8,181	—	194	1,375	—	9,750

Financial Institutions Segment	19,548	10,199	23,175	10,569	316	63,807
Edify	5,513	4,597	2,217	—	—	12,327
Eliminations	—	(293)	(531)	—	—	(824)

Total	$25,061	$14,503	$24,861	$10,569	$316	$75,310

     Total revenues decreased by $7.6 million to $67.7 million for the three months ended June 30, 2003 compared to $75.3 million for the same period in 2002, a decrease of 10%, principally due to a $10.9 million decrease in license revenue offset by a $3.5 million increase in data center revenue. Our financial institutions segment earned revenues of $61.4 million for the quarter ended June 30, 2003 compared with $63.8 million for the same period in 2002. Revenues for our Edify business were $6.8 million for the three months ended June 30, 2003 compared with $12.3 million for the same period in 2002. In 2003, we expect to record total revenue from Zurich of approximately $43.0 million, including license revenue of approximately $32.8 million, data center revenue of $8.6 million and professional services revenue of $1.5 million. We do not expect to earn any revenue from Zurich after December 31, 2003. We do not expect revenue growth from our base financial institutions business to completely replace the lost Zurich revenue in 2004. As a result, we expect revenues in 2004 to be lower than 2003.

     Software license revenues for our financial institutions segment were $12.4 million for the three months ended June 30, 2003, a decrease of $7.1 million from the same period in 2002. License revenues declined in the second quarter of 2003 primarily due to an increase in the number of contracts signed during the second quarter of 2003 that will be recognized under the percentage of completion method of accounting. Additionally, we have experienced a slower sales cycle as a result of customers lengthening their purchase decisions. License revenue earned from Zurich comprised $8.2 million of our license revenue during the three months ended June 30, 2003 and 2002. This revenue comes from a subscription license, which will continue through December 2003.

     For the quarter ended June 30, 2003, software license revenue of $1.8 million for our Edify business decreased $3.7 million from the same period in 2002. We believe the following items contributed to the decrease: (1) poor economic conditions in the primary markets served by Edify (telecommunications, travel and retail); (2) the impact on management as a consequence of holding the business for sale; and (3) the subsequent reorganization of the business, including a change in Edify senior management and office closures. We expect quarterly license revenues for our Edify business to increase over recent quarters as the business stabilizes under new management.

     Support and maintenance revenues for our financial institutions segment were $11.4 million for the three months ended June 30, 2003 as compared to $10.2 million for the same period in 2002. The increase is primarily attributable to support and maintenance fees earned from growth in our installed customer base from customers who purchased licenses during 2002.

     Support and maintenance revenues for the Edify business were $3.5 million for the three months ended June 30, 2003, a decrease from $4.6 million for the same period in 2002. The decrease is primarily due to an increase in the reserve for billing adjustments recorded in the second quarter of 2003 and attrition in the Edify customer base. We expect quarterly support and maintenance revenues for our Edify business to increase slightly over the remainder of 2003.

     Professional services revenues for our financial institutions segment were $21.7 million for the three months ended June 30, 2003, a decrease of $1.5 million from the same period in 2002. This decrease is principally attributable to the decrease in professional services revenues from State Farm. We expect professional services revenue to decrease by approximately $2 million to $4 million per quarter for the remainder of 2003 related to the completion of several projects for State Farm.

     The Edify business recorded $1.4 million for professional services earned during the second quarter of 2003, compared to $2.2 million for the second quarter of 2002. This decrease is attributable to the decrease in sales and related projects. We expect professional services to remain stable or decrease slightly for the remainder of 2003, as revenues from new projects should replace most of those lost to the completion of current projects.

     Data center revenues were $15.0 million for the three months ended June 30, 2003, an increase of $4.4 million from the same period in 2002. The increase resulted from the acceleration of data center revenue from Zurich, offset by decreases from the attrition of other large customers. Several large financial institution customers have moved their Internet banking solutions in house either on our S1 Enterprise platform or on a competitor’s platform. As some of our customers transferred their S1 applications in house, we were able to replace a portion of these data center revenue streams with software license fees and support and maintenance fees. We believe this transition will be completed by the end of 2003. After which, we expect data center revenues to be at least $8.0 million per quarter. We anticipate that we will continue to increase the number of community and mid-sized financial institutions utilizing S1 solutions in our data center. As we add new hosted customers on our S1 Enterprise products, we expect data center revenues to begin to increase sequentially each quarter in 2004 from a base of $8.0 million per quarter.

     Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold. In the second quarter of 2003, we recorded approximately $0.9 million in revenue for third-party hardware delivered to one customer. We expect to recognize an additional $2.6 million of other revenue for this customer over the next several quarters as the hardware is delivered. The related cost of the hardware sold is included in “cost of other revenue” as the hardware is delivered. There is only minimal gross margin associated with the resale of hardware.

     Direct Costs and Gross Margins. Direct costs increased by $0.1 million to $31.5 million for the three months ended June 30, 2003 from the same period in 2002. Overall gross margins were 53% and 58% for the three months ended June 30, 2003 and 2002, respectively. The overall increase in direct costs was due to the increase in data center costs and the cost of the pass-through hardware sold to one customer, offset in part by a reduction in employee headcount and higher cost outside contractors, as well as reduced facilities costs resulting from the consolidation of offices. The decrease in gross margins was primarily due to the mix of revenue earned. Software license revenues represented 21% and 33% of total revenues for the three months ended June 30, 2003 and 2002, respectively. Historically, the gross margins on software licenses have been higher than the gross margin on professional services, support and maintenance and data center revenue. Therefore, a significant decrease in license revenues as a percentage of total sales adversely impacts the overall gross margin percentage for the business as a whole.

     Direct costs exclude charges for depreciation and amortization of property and equipment.

     Cost of software licenses for our products sold in our financial institution segment are generally minimal because we internally develop most of the financial institution software components, the cost of which is reflected in product development expense as it is incurred. We anticipate that the cost of software licenses will increase in future periods as we license and install more of our new S1 Enterprise products because these products include some software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. The overall decrease in cost of software licenses is due to the decrease total license sales.

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $23.0 million for the three months ended June 30, 2003, a slight decrease from $23.7 million for the same period in 2002.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs increased $0.9 million to $6.7 million for the three months ended June 30, 2003 from $5.8 million for same period in 2002. The increase is primarily the result of the acceleration of costs related to the amendment of the Zurich contract in our U.K. data center and the transfer of remaining business from the U.K. to our global hosting center in Atlanta, Georgia. We expect data center costs to decrease to approximately $4.5 million per quarter for the reminder of 2003.

     Selling and Marketing Expenses. Total selling and marketing expenses decreased by $5.4 million to $10.1 million for the three months ended June 30, 2003 from $15.5 million for the same period in 2002. This decrease is primarily attributable to reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits, and travel and entertainment expenses.

     Product Development Expenses. Total product development expenses decreased by $3.8 million to $10.3 million for the three months ended June 30, 2003 from $14.1 million for the same period in 2002. We achieved cost savings from the realignment of our product development organization in 2002, including replacing outside contractors in our domestic operations with lower cost offshore contractors. Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release; however, we may be required to capitalize certain software development costs in the future.

     General and Administrative Expenses. General and administrative expenses decreased by $2.5 million to $7.8 million for the three months ended June 30, 2003 from $10.3 million for the same period in 2002. As a percentage of revenues, general and administrative expenses were 12% and 14% for the three months ended June 30, 2003 and 2002, respectively. The decrease in general and administrative expenses was primarily attributable to a decrease in compensation and benefits, professional services fees and recruiting fees. During 2002, we reduced our general and administrative headcount and our use of external resources.

     Depreciation. Depreciation decreased to $4.7 million for the three months ended June 30, 2003 from $5.9 million for the same period in 2002, due to reductions in capital expenditures during recent periods as compared with those made in 1999 and 2000. A significant portion of those items that we purchased in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2002. We expect depreciation expense to be approximately $4 million each quarter for the remainder of 2003.

     Merger Related Costs and Restructuring Charges. We recorded restructuring charges of $8.9 million during the quarter ended June 30, 2003 of which approximately $2.2 million related to the Edify business. This charge was partially offset by the release of a pre-merger liability of $0.5 million.

     During the first half of 2003, we undertook several initiatives to align our cost structure with our anticipated 2004 revenues. In our American operations, we recorded $0.6 million in restructuring charges during the six months ended June 30, 2003, which were primarily comprised of charges for excess office space, relocation expenses and other corporate charges. In the first quarter of 2003, we began the process of consolidating our U.K. data center operations into our global hosting center in Atlanta. In connection with this consolidation, we recorded $2.3 million of restructuring charges during the first half of 2003 comprised of accelerated depreciation of assets, severance costs and other related costs to relocate the data center operations. In the second quarter of 2003, we relocated our remaining U.K operations to a smaller facility, which resulted in a restructuring charge of approximately $3.4 million for losses on the vacated office space, relocation expenses and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss at the present value of the expected cash flows. We will record accretion expense of approximately $0.9 million over the remaining term of the lease, which is six years. Additionally, in the second quarter of 2003, we recorded a charge of $0.3 million to reorganize our APJ operations and close certain offices. In our Edify business, we changed senior management (including a new General Manager), reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $2.2 million for the six months ended June 30, 2003 for unused office facilities, severance and other related costs.

     These charges were partially offset by the release a merger related accrual for excess office space acquired during the Point acquisition when we determined that we had an alternate use for that facility in the second quarter of 2003.

     We expect to record additional restructuring charges in the second half of 2003 as we continue to act upon these plans and further streamline our expenses.

     Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets and goodwill impairment decreased $4.2 million to $0.8 million for the three months ended June 30, 2003 from $5.0 million for same period in 2002. The decrease was due to the completion of amortization periods for certain intangibles from three acquisitions made in 1999 and 2000. Amortization expense is expected to be approximately $0.8 million each quarter for the remainder of 2003.

     Interest and Other (Expense) Income, Net. Interest and other (expense) income net was $0.5 million of expense and $0.6 million of income for the three months ended June 30, 2003 and 2002, respectively. In the second quarter of 2003, we recorded a non-cash charge of $0.6 million to write-down our carrying value in a certain cost-basis equity investment for other than temporary impairments. In July 2003, the company in which we hold the investment announced that it was being sold. The revised carrying value reflects our expected proceeds from the transaction.

     Income Tax (Expense) Benefit. Our income tax expense (benefit) was zero for the three months ended June 30, 2003. This compares to an income tax benefit of $0.5 million for the three months ended June 30, 2002. The income tax benefit in 2002 resulted from the amortization of intangible assets acquired in the acquisition of FICS, which more than offset the foreign income tax expense in 2002. This benefit ended with the complete amortization of the FICS intangible assets in the fourth quarter of 2002. During the remainder of 2003, we expect to record minimal income tax expense in certain foreign subsidiaries.

Comparison of the Six Months Ended June 30, 2003 and 2002

     Revenues. The following table sets forth selected revenue data for the six months ended June 30, 2003 and 2002.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total

Six Months Ended June 30, 2003:
Core FI business	$10,456	$23,059	$42,916	$18,097	$1,166	$95,694
Zurich	16,352	—	—	8,634	—	24,986

Financial Institutions Segment	26,808	23,059	42,916	26,731	1,166	120,680
Edify	2,676	7,896	3,516	—	—	14,088
Eliminations	(333)	(938)	(110)	—	—	(1,381)

Total	$29,151	$30,017	$46,322	$26,731	$1,166	$133,387

Six Months Ended June 30, 2002:
Core FI business	$19,732	$19,620	$44,837	$18,383	$749	$103,321
Zurich	15,437	1,745	1,774	3,294	—	22,250

Financial Institutions Segment	35,169	21,365	46,611	21,677	749	125,571
Edify	11,061	8,755	4,199	—	—	24,015
Eliminations	—	(575)	(1,131)	—	—	(1,706)

Total	$46,230	$29,545	$49,679	$21,677	$749	$147,880

     Total revenues decreased by $14.5 million to $133.4 million for the six months ended June 30, 2003 compared to $147.9 million for the same period in 2002, a decrease of 10%. Our financial institutions segment earned revenues of $120.7 million for the six months ended June 30, 2003 compared with $125.6 million for the same period in 2002. Revenues for our Edify business were $14.1 million for the six months ended June 30, 2003 compared with $24.0 million for the same period in 2002.

     Software license revenues for our financial institutions segment were $26.8 million for the six months ended June 30, 2003, a decrease from $35.2 million for the same period in 2002. License revenues declined in the second quarter of 2003 primarily due to an increase in the number of contracts signed during the second quarter of 2003 that will be recognized under the percentage of completion method of accounting. Additionally, we have experienced a slower sales cycle as a result of customers lengthening their purchase decisions. Although most of our license revenue has to be replaced each period, license revenue earned from Zurich comprised $16.4 million of our license revenue during the six months ended June 30, 2003 as compared to $15.4 million in the six months ended June 30, 2002. This revenue comes from a subscription license, which will continue through December 2003.

     Software license revenue of $2.7 million for our Edify business decreased $8.4 million from the same period in 2002. A portion of this decrease resulted from recording a provision of $1.4 million for billing adjustments. Additionally, we believe the following items contributed to the decrease: (1) poor economic conditions in the primary markets served by Edify (telecommunications, travel and retail); (2) the impact on management as a consequence of holding the business for sale; and (3) the subsequent reorganization of the business, including a change in Edify senior management and office closures.

     Support and maintenance revenues for our financial institutions segment were $23.1 million for the six months ended June 30, 2003 as compared to $21.4 million for the same period in 2002. The increase is primarily attributable to support and maintenance fees earned from customers who purchased licenses during 2002, offset in part by a $1.7 million decrease in Zurich support and maintenance fees.

     Support and maintenance revenues for the Edify business were $7.9 million for the six months ended June 30, 2003, a decrease of $0.9 million from the same period in 2002. The decrease is primarily due to an increase in the reserve for billing adjustments recorded in the first half of 2003 and attrition in the Edify customer base.

     Professional services revenues for our financial institutions segment were $42.9 million for the six months ended June 30, 2003, a decrease of $3.7 million from the same period in 2002. This decrease is principally attributable to the decrease in professional services revenues from State Farm. We expect professional services revenue to decrease for the remainder of 2003 related to the completion of several projects for State Farm.

     The Edify business recorded $3.5 million for professional services earned during the first half of 2003, as compared to $4.2 million for the first half of 2002. The decrease was primarily attributable to lower sales activities and related projects. We expect professional services to remain stable or decrease slightly for the remainder of 2003, as revenues from new projects should replace most of those lost to the completion of current projects.

     Data center revenues were $26.7 million for the six months ended June 30, 2003, an increase of $5.1 million from the same period in 2002. The increase resulted from the acceleration of data center revenue from Zurich, offset by decreases from the attrition of other large customers.

     Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. In the six months ended June 30, 2003, we recorded approximately $0.9 million in revenue for third-party hardware delivered to one customer. Other revenue fluctuates based on the mix of products and services sold.

     Direct Costs and Gross Margins. Direct costs increased by $3.7 million to $64.7 million for the six months ended June 30, 2003 from the same period in 2002. Overall gross margins were 52% and 59% for the six months ended June 30, 2003 and 2002, respectively. The overall increase in direct costs was due to increases in professional services and data center costs, as discussed below, and the cost of the pass-through hardware delivered to one customer, offset in part by the reductions in employee headcount and higher cost outside contractors, and reduced facilities costs resulting from the consolidation of offices. The decrease in gross margins was primarily due to the mix of revenue earned. Software license revenues represented 21% and 31% of total revenues for the six months ended June 30, 2003 and 2002, respectively. Historically, the gross margins on software licenses have been higher than the gross margins on professional service, support and maintenance and data center fees. Therefore, a significant decrease in license revenues as a percentage of total sales affects the overall gross margin percentages.

     Direct costs exclude charges for depreciation and amortization of property and equipment.

     Cost of software licenses for our products sold in our financial institution segment are generally minimal because we internally develop most of the financial institution software components, the cost of which is reflected in product development expense as it is incurred. We anticipate that the cost of software licenses will increase in future periods as we license and install more of our new S1 Enterprise products because these products include some software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. The overall decrease in cost of software licenses is due to the decrease in third party fees paid to Edify vendors as a result of the decrease in Edify product sales.

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $48.4 million for the six months ended June 30, 2003, an increase from $46.2 million for the same period in 2002. The increase resulted from an accrual of $3.7 million during the first quarter of 2003 for the estimated future costs to complete service projects where our expected costs will exceed the contractual revenues. This was offset in part by cost savings measures implemented during the second half of 2002 including reductions in employee headcount, outside contractors and facilities costs.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs increased $2.1 million to $13.4 million for the six months ended June 30, 2003 from $11.3 million for same period in 2002. The increase is primarily the result of the acceleration of costs related to the amendment of the Zurich contract in our U.K. data center and the transfer of remaining business from the U.K. to our global hosting center in Atlanta, Georgia.

     Selling and Marketing Expenses. Total selling and marketing expenses decreased by $7.8 million to $21.7 million for the six months ended June 30, 2003 from $29.5 million for the same period in 2002. This decrease is primarily attributable to reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits and travel and entertainment expenses.

     Product Development Expenses. Total product development expenses decreased by $5.2 million to $22.6 million for the six months ended June 30, 2003 from $27.8 million for the same period in 2002. We achieved cost savings from the realignment of our product development organization in 2002, including replacing outside contractors in our domestic operations with lower cost offshore contractors. Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release; however, we may be required to capitalize certain software development costs in the future.

     General and Administrative Expenses. General and administrative expenses decreased by $3.3 million to $17.0 million for the six months ended June 30, 2003 from $20.3 million for the same period in 2002. As a percentage of revenues, general and administrative expenses were 13% and 14% for the six months ended June 30, 2003 and 2002, respectively. The decrease in general and administrative expenses was primarily attributable to a decrease in compensation and benefits, professional services fees and recruiting fees. During the second half of 2002, we reduced our general and administrative headcount and our use of external resources.

     Depreciation. Depreciation decreased to $10.4 million for the six months ended June 30, 2003 from $12.0 million for the same period in 2002, due to reductions in capital expenditures during recent periods as compared with those made in 1999 and 2000. A significant portion of those items that we purchased in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2002. We expect depreciation expense to be approximately $4 million each quarter for the remainder of 2003.

     Merger Related Costs and Restructuring Charges. We recorded restructuring charges of $17.5 million during the six months ended June 30, 2003. This charge was partially offset by the release of a pre-merger liability of $1.0 million

     During the first half of 2003, we undertook several initiatives to align our cost structure with our anticipated 2004 revenues. In our American operations, we recorded $4.9 million in restructuring charges during the six months ended June 30, 2003, which were primarily comprised of charges for excess office space, relocation expenses and other corporate charges. In the first quarter of 2003, we began the process of consolidating our U.K. data center operations into our global hosting center in Atlanta. In connection with this consolidation, we recorded $4.9 million of restructuring charges during the first half of 2003 comprised of accelerated depreciation of assets, severance costs and other related costs to relocate the data center operations. In the second quarter of 2003, we relocated our remaining U.K operations to a smaller facility, which resulted in a restructuring charge of approximately $3.4 million for losses on the vacated office space, relocation expenses and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss at the present value of the expected cash flows. We will record accretion expense of approximately $0.9 million over the remaining term of the lease, which is six years. Additionally, in the first half of 2003, we recorded a charge of $1.0 million to reorganize our APJ operations and close certain offices. In our Edify business, we changed senior management (including a new General Manager), reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $3.1 million for the six months ended June 30, 2003 for unused office facilities, severance and other related costs.

     During 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of assets and subsidiaries of Point Holdings, Ltd. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated. In the second quarter of 2003, we released additional merger related accrual for excess office space acquired during the Point acquisition when we determined that we had an alternate use for that facility.

     Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets and goodwill impairment increased $6.2 million to $15.9 million for the six months ended June 30, 2003 from $9.7 million for same period in 2002. The increase was due to an $11.7 million goodwill impairment charge in our Edify business, as explained below, the accelerated amortization of the Edify business’ other intangible assets and additional amortization of other intangible assets resulting from the acquisition of Regency and Point in 2002. Amortization expense is expected to be approximately $0.8 million each quarter for the remainder of 2003.

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

     Interest and Other (Expense) Income, Net. Interest and other (expense) income net was $0.2 million of expense and $1.3 million of income for the six months ended June 30, 2003 and 2002, respectively. In the second quarter of 2003, we recorded a non-cash charge of $0.6 million to write-down our carrying value in certain cost-basis equity investments for other than temporary impairments. In July 2003, the company in which we hold the investment announced that it was being sold. The revised carrying value reflects our expected proceeds from the transaction.

     Income Tax (Expense) Benefit. We recorded income tax expense of $0.1 million during the six months ended June 30, 2003 compared to an income tax benefit of $0.9 million for the same period in 2002. We incurred foreign income tax expense in certain European countries in 2002 and 2003. The income tax benefit in 2002 resulted from the amortization of intangible assets acquired in the acquisition of FICS, which more than offset the foreign income tax expense in 2002 and 2002. This benefit ended with the complete amortization of the FICS intangible assets in 2002.

Liquidity and Capital Resources

     The following tables show information about our cash flows during the six months ended June 30, 2003 and 2002 and selected balance sheet data as of June 30, 2003 and December 31, 2002:

	Six Months Ended June 30,

	2003	2002

	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$64	$12,534
Change in operating assets and liabilities	(580)	(3,332)

Net cash (used in) provided by operating activities	(516)	9,202
Net cash provided by (used in) investing activities	988	(8,017)
Net cash (used in) provided by financing activities	(1,692)	1,972
Effect of exchange rates on cash and cash equivalents	811	943

Net (decrease) increase in cash and cash equivalents	$(409)	$4,100

	As of
	June 30, 2003	December 31, 2002

	(In thousands)
Cash and cash equivalents	$127,433	$127,842
Short term investments	10,348	14,843
Working capital	116,982	120,864
Working capital, excluding deferred revenues	160,767	161,169
Total assets	344,834	376,974
Total stockholders’ equity	244,793	279,761

     Operating Activities. During the six months ended June 30, 2003, cash used in operations was $0.5 million compared to cash provided by operations of $9.2 million for the same period in 2002. The decline in net cash flows from operating activities generally reflects the increase in our net loss and the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

     Cash used in operations for the six months ended June 30, 2003 included the effects of:

•	our net loss of $35.7 million;

•	non-cash charges of $26.3 million of depreciation, amortization and impairment of intangible assets;

•	provision of doubtful accounts receivable and billing adjustments of $3.9 million; and

•	an increase of $5.4 million in accounts receivable and a decrease in accounts payable of $7.7 million, offset in part by an increase in deferred revenues of $4.0 million and other accrued liabilities of $8.1 million.

     Cash provided by operations for the six months ended June 30, 2002 included the effects of:

•	our net loss of $12.4 million;

•	non-cash charges of $21.7 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $2.7 million; and

•	changes in operating assets and liabilities of $3.3 million.

     Investing Activities. Cash provided by investing activities was $1.0 million for the six months ended June 30, 2003 compared to cash used in investing activities of $8.0 million in the same period in 2002.

     In the first six months of 2003, we:

•	converted $4.5 million, net, from short-term investments to cash and cash equivalents; and

•	purchased $3.6 million of property and equipment.

     In the first six months of 2002, we:

•	paid $3.9 million in cash in connection with the acquisitions of Regency and Point;

•	converted $5.7 million, net, from short-term investments to cash and cash equivalents;

•	purchased a $2.5 million long-term certificate of deposit; and

•	purchased $7.3 million of property and equipment.

     Financing Activities. Cash used in financing activities was $1.7 million for the six months ended June 30, 2003 compared to cash provided by financing activities of $2.0 million in same period in 2002.

     In the first six months of 2003 and 2002, we received $0.6 million and $4.6 million from the sale of common stock under our employee stock plans, respectively. We paid $1.5 million and $2.5 million for capital lease obligations in the three months ended March 31, 2003 and 2002, respectively. In the first half of 2003, we repurchased $0.8 million of our common stock.

     In July 2002, our board of directors approved a $10.0 million stock repurchase program. This program has been funded from available cash. Through January 2003, we repurchased 2.1 million shares of our common stock for $10.0 million under this program. At this time, we do not have any plans to repurchase any common stock during the remainder of 2003.

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

Item 4.  Controls and Procedures

     Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in our Exchange Act filings.

     There were no significant changes made in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

•	S1 Corporation and its subsidiary Davidge Data Systems, Inc. are involved in litigation with Scottrade, Inc. and an affiliate company, Computer Research, Inc., relating to a software development project. The action was initially filed in March 2002 in the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed amended complaints in November of 2002 and January of 2003. The plaintiffs have made a claim for a refund of all amounts paid to S1 and Davidge as well as all damages flowing from the dispute, including service bureau expenses incurred because of the alleged failure to perform, the sum of which could exceed a million dollars. S1 and Davidge have filed a counterclaim for unpaid amounts under the contract. We believe the plaintiffs’ claims are not meritorious and intend to vigorously defend the suit.

•	S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to vigorously defend the suit.

     While we do not believe that any of the above matters or any other pending litigation will be material to our financial position or results of operations, there can be no assurance on the ultimate outcome of these matters.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	S1’s 2003 annual meeting of shareholders was held on May 22, 2003.

(b)	Howard J. Runnion, Jr. was re-elected as a director at the 2003 annual meeting. Continuing directors include James S. Mahan, III, Jaime W. Ellertson, David C. Hodgson, M. Douglas Ivester and Gregory J. Owens.

(c)	The election of one director for a three-year term was voted on and approved by S1’s shareholders at the 2003 annual meeting of shareholders held on May 22, 2003. Howard J. Runnion, Jr. received 50,113,661 votes for election, 1,544,559 votes to withhold authority to vote and no broker non-votes.

At S1’s 2003 annual meeting of shareholders, shareholders approved the 2003 Stock Incentive Plan. There were 15,315,926 votes to approve the 2003 Stock Incentive Plan, 13,472,200 against approval, 79,325 votes abstained and 22,790,769 un-voted shares.

(d)	Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended June 30, 2003:

Current Report on Form 8-K filed with the SEC on April 4, 2003 (date of report April 4, 2003) (regarding a press release announcing the annual shareholders meeting).

Current Report on Form 8-K filed with the SEC on April 7, 2003 (date of report April 7, 2003) (regarding a press release announcing preliminary financial results for the first quarter of 2003).

Current Report on Form 8-K filed with the SEC on May 1, 2003 (date of report April 30, 2003) (regarding a press release announcing the termination of negotiations relating to the sale of our contact center automation business).

Current Report on Form 8-K filed with the SEC on May 1, 2003 (date of report May 1, 2003) (regarding a press release and an analyst conference call related to first quarter of 2003 results and S1 and its operations).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 14, 2003.

S1 CORPORATION

By:	/s/ Matthew Hale

Matthew Hale
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)