Form 10-Q
period 2003-09-30
S1 CORP /DE/
filed 2003-11-14
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Shares of common stock outstanding as of November 10, 2003: 73,021,589

S1 CORPORATION AND SUBSIDIARIES

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$128,119	$127,842
Short-term investments	20,406	14,843
Accounts receivable, net	40,148	54,815
Prepaid expenses	7,431	7,601
Other current assets	3,488	7,232

Total current assets	199,592	212,333
Property and equipment, net	17,453	30,626
Intangible assets, net	14,013	17,585
Goodwill, net	94,665	106,971
Other assets	6,159	9,459

Total assets	$331,882	$376,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,951	$13,354
Accrued compensation and benefits	12,896	11,710
Accrued restructuring	8,015	2,665
Accrued other expenses	18,607	21,742
Deferred revenues	39,130	40,305
Current portion of capital lease obligation	721	1,693

Total current liabilities	82,320	91,469
Capital lease obligation, excluding current portion	694	185
Accrued restructuring, excluding current portion	6,579	4,445
Other liabilities	1,648	1,114

Total liabilities	91,241	97,213

Stockholders’ equity:
Preferred stock	10,000	18,328
Common stock	729	713
Additional paid-in capital	1,905,782	1,896,111
Common stock held in treasury – at cost	(10,000)	(9,250)
Accumulated deficit	(1,663,597)	(1,623,545)
Accumulated other comprehensive loss	(2,273)	(2,596)

Total stockholders’ equity	240,641	279,761

Total liabilities and stockholders’ equity	$331,882	$376,974

Preferred shares issued and outstanding	749,064	1,398,214

Common shares issued and outstanding	72,877,540	71,259,901

Common stock held in treasury	2,051,862	1,906,300

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Software licenses	$16,161	$22,926	$45,312	$69,156
Support and maintenance	14,193	14,806	44,210	44,351
Professional services	16,815	24,755	63,137	74,434
Data center	8,840	9,279	35,571	30,956
Other	1,452	245	2,618	994

Total revenues	57,461	72,011	190,848	219,891

Operating expenses:
Cost of software licenses	1,156	2,492	3,014	5,250
Cost of professional services, support and maintenance	18,503	22,096	66,091	68,329
Cost of data center	5,177	5,824	18,567	17,126
Cost of other revenue	1,424	381	2,438	963
Selling and marketing	9,334	15,186	30,988	44,643
Product development	10,415	12,751	33,789	40,528
General and administrative, including stock compensation expense of $0 and $212 for the three months ended September 30, 2003 and 2002, respectively and $281 and $1,111 for the nine months ended September 30, 2003 and 2002, respectively	7,607	8,822	24,637	29,151
Depreciation	3,545	5,408	13,983	17,395
Merger related costs and restructuring charges	4,052	734	20,564	2,756
Acquired in-process research and development	—	—	—	350
Amortization of other intangible assets and goodwill impairment	768	4,275	16,625	13,971

Total operating expenses	61,981	77,969	230,696	240,462

Operating loss	(4,520)	(5,958)	(39,848)	(20,571)
Interest and other income (expense), net	171	(129)	(74)	1,149

Loss before income tax (expense) benefit	(4,349)	(6,087)	(39,922)	(19,422)
Income tax (expense) benefit	(11)	887	(130)	1,869

Net loss	$(4,360)	$(5,200)	$(40,052)	$(17,553)

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.58)	$(0.26)

Weighted average common shares outstanding	69,876,641	70,410,161	69,493,376	67,121,167

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(40,052)	$(17,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and goodwill impairment charge	30,608	31,366
Loss on disposal of property and equipment	3,931	—
Acquired in-process research and development	—	350
Compensation expense for stock options	281	1,111
Provision for doubtful accounts receivable and billing adjustments	4,674	6,123
Gain on the sale of investment securities available for sale	(24)	—
Loss on impaired cost-basis equity investments	615	—
Benefit for deferred income taxes	—	(2,261)
Proceeds from income tax refunds	710	—
Changes in assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable	9,678	(4,398)
Decrease (increase) in prepaid expenses and other assets	4,317	(2,728)
(Decrease) increase in accounts payable	(10,703)	5,009
Increase (decrease) in accrued expenses and other liabilities	5,495	(8,437)
(Decrease) increase in deferred revenues	(735)	4,128

Net cash provided by operating activities	8,795	12,710

Cash flows from investing activities:
Net cash paid in connection with acquisitions	—	(3,943)
Maturities of short-term investment securities	14,853	42,882
Purchases of short-term investment securities	(20,416)	(46,992)
Proceeds from sale of investment securities available for sale	92	—
Proceeds from sale of other assets	1,415	—
Proceeds from sale of cost basis equity investment	494	—
Purchase of long-term certificate of deposit	—	(2,500)
Purchases of property, equipment and technology	(4,528)	(9,426)

Net cash used in investing activities	(8,090)	(19,979)

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	1,078	5,076
Payments on capital lease obligations	(1,756)	(4,484)
Repurchase of common stock held in treasury	(750)	(7,042)

Net cash used in financing activities	(1,428)	(6,450)

Effect of exchange rate changes on cash and cash equivalents	1,000	178

Net increase (decrease) in cash and cash equivalents	277	(13,541)
Cash and cash equivalents at beginning of period	127,842	119,632

Cash and cash equivalents at end of period	$128,119	$106,091

Noncash investing and financing activities:
Property and equipment acquired through leases	$1,293	$250
Conversion of preferred stock to common stock	8,328	225,778
Effects of acquisitions:
Issuance of common stock to acquire businesses	—	22,778
Liabilities assumed	—	9,990

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND AND BASIS OF PRESENTATION

     S1 Corporation is a global provider of enterprise software solutions for more than 4,000 financial organizations including banks, credit unions, investment firms and insurance companies. Our solutions automate transactions and integrate the channels by which financial institutions interact with their customers. Our objective is to be the leading global provider of integrated enterprise solutions that enable financial institutions to improve the way they service their customers by integrating all delivery channels, expanding the total financial relationship and increasing profits. We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region, and (ii) the International region, consisting of Europe, Middle East and Africa (EMEA) and Asia-Pacific and Japan (APJ). We refer to our core business segment as the “Financial Institutions” business.

     Through Edify Corporation and its subsidiaries, we offer voice and speech recognition applications and consultation services to improve customer service and reduce costs through automation and increased operational effectiveness. These products streamline customer inquiries and transactions and deliver a consistent experience to the customer across all channels of communication including voice, email, fax, Web, and wireless. Edify’s products are sold across multiple vertical markets including financial services, travel, retail and telecommunications on a direct basis and through the use of resellers. Our financial institutions segment is the exclusive reseller of Edify Solutions to the financial services marketplace.

     S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; New York, New York; West Hills, California and Santa Clara, California; and international offices in Brussels, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Munich, Paris, Rotterdam and Singapore. S1 is incorporated in Delaware.

     We accounted for the Edify business assets and liabilities as “held for sale” for the period from July 1, 2002 until March 31, 2003. In April 2003, we determined that we would not be able to sell the Edify business by June 30, 2003 on terms that were agreeable to us. The accompanying financial statements reflect the Edify business as a part of our continuing operations for all periods presented. As a result, during the quarter ended March 31, 2003, we have:

•	reclassified the assets and liabilities of the Edify business from “assets held for sale” and “liabilities of business held for sale” as of December 31, 2002 in our condensed consolidated balance sheet;

•	presented the results of operations for the Edify business as a segment of continuing operations in our consolidated statements of operations for all periods presented, which required a retroactive reclassification of revenues and expenses for prior periods previously reported; and

•	recorded depreciation expense of $0.3 million on the fixed assets of the Edify business and amortization expense of $1.7 million for other intangible assets associated with the Edify business for the nine-month period from July 1, 2002 through March 31, 2003.

     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of our financial condition as of September 30, 2003, our results of operations for the three and nine months ended September 30, 2003 and our cash flows for the nine months ended September 30, 2003. The data in the condensed consolidated balance sheet as of December 31, 2002 was derived from our audited consolidated balance sheet as of December 31, 2002, as presented in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain items in the prior financial statements have been reclassified to conform to the current presentation. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three and nine months ended

September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

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

     In the three and nine months ended September 30, 2003 and 2002, we recognized compensation expense relating to stock options granted with exercise prices less than the market price on the date of grant and for modifications made to the terms of existing grants. Had we determined compensation expense based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net loss would have increased to the unaudited pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(4,360)	$(5,200)	$(40,052)	$(17,553)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	212	281	1,111
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,723)	(31,489)	(82,096)	(94,679)

Pro forma net loss	$(32,083)	$(36,477)	$(121,867)	$(111,121)

Basic and diluted net loss per common share
As reported	$(0.06)	$(0.07)	$(0.58)	$(0.26)
Pro forma	(0.46)	(0.52)	(1.75)	(1.66)

     The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.

     The fair value of our stock-based option awards to employees was calculated using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2003	2002

Expected volatility	114.4%	115.7%
Risk-free interest rate	2.9%	3.8%
Expected life	4.6 years	4.5 years

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. This statement also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this statement became effective for exit or disposal activities initiated after December 31, 2002. We applied the provisions of SFAS No. 146 in accounting for our restructuring activities during the three and nine months ended September 30, 2003. See Note 6 for a discussion of our restructuring activities.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 effective July 1, 2003 with no material impact on our consolidated financial statements.

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

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

     At September 30, 2003, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization

	(In thousands)
Purchased and acquired technology	$11,584	$(3,281)
Customer relationships	7,500	(1,790)

Total	$19,084	$(5,071)

     We recorded amortization expense of $14.0 million and $4.9 million during the nine months ended September 30, 2002 and 2003, respectively. We estimate aggregate amortization expense for 2003 and the next four calendar years to be as follows (in thousands):

	2003(1)	2004	2005	2006	2007

Financial institutions business segment	$3,727	$2,770	$2,770	$2,770	$1,643
Edify business segment	225	75	—	—	—

(1)	The estimate for 2003 for the Edify business excludes the goodwill impairment charge of $11.7 million and the accelerated amortization on the other intangible assets of $1.7 million.

     The changes in the carrying value of our goodwill for the nine months ended September 30, 2003 are as follows:

	Financial
	Institutions	Edify	Total

	(In thousands)
Balance, January 1, 2003	$89,640	$17,331	$106,971
Income tax refunds for pre-acquisition periods	(710)	—	(710)
Adjustment of purchase price for Point Information Systems	114	—	114
Impairment charge	—	(11,710)	(11,710)

Balance, September 30, 2003	$89,044	$5,621	$94,665

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

     On September 20, 2003, our series E convertible preferred stock automatically converted into S1 common stock at a rate of one common share for each preferred share. Accordingly, we issued 649,150 shares of S1 common stock in exchange for 649,150 shares of series E preferred stock.

     In July 2002, our board of directors approved a $10.0 million stock repurchase program. We completed this program in January 2003. As of September 30, 2003, we hold 2,051,862 shares of our common stock in treasury at a cost of $10.0 million.

5.	COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(4,360)	$(5,200)	$(40,052)	$(17,553)
Foreign currency translation adjustment	(230)	271	385	(1,372)
Unrealized loss on investment securities available for sale, net of taxes	—	15	(86)	(61)

Comprehensive loss	$(4,590)	$(4,914)	$(39,753)	$(18,986)

6.	MERGER RELATED COSTS AND RESTRUCTURING CHARGES

     Components of merger related and restructuring costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Restructuring charges	$4,052	$734	$21,561	$734
Merger related costs	—	—	(997)	2,022

	$4,052	$734	$20,564	$2,756

     During the first nine months of 2003, we undertook several initiatives to align our worldwide cost structure with our anticipated 2004 revenues. As a result, management approved restructuring plans in the financial institution and Edify segments to reduce the work force, relocate and consolidate certain office facilities and sell certain corporate assets. In addition we consolidated our EMEA data center operations based in the United Kingdom into our global hosting center in Atlanta. In connection with these plans, we recorded restructuring charges of $21.6 million during the nine months ended September 30, 2003. In total, we eliminated approximately 199 positions worldwide and closed or consolidated office facilities. In the domestic operations of our financial institution segment, we recorded $6.6 million in restructuring charges during the nine months ended September 30, 2003, which were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space, relocation expenses resulting from office consolidation and other corporate charges.

     In the first quarter of 2003, we began the process of reorganizing our international operations. As of September 30, 2003, we believe this reorganization is substantially complete. In the first nine months of 2003, we consolidated our U.K. data center operations into our global hosting center in Atlanta, relocated our remaining U.K operations to a smaller facility, decreased our workforce both in our European and APJ operations and closed offices in our APJ operations. As a result, in the nine months ended September 30, 2003, we recorded restructuring charges of $9.4 million in our European operations and $1.3 million in our APJ operations. These charges were comprised of accelerated depreciation of assets, severance costs, other related costs to relocate the data center operations, losses on the vacated office space, relocation expenses and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss on vacated office space at the present value of the expected cash flows. We will accrete interest expense of approximately $0.9 million over the remaining term of the lease, which is six years.

     In the third quarter of 2003, we completed the process of reorganizing our Edify business to align costs with expected revenues. As a result, we hired a new general manager, reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $4.3 million for the nine months ended September 30, 2003.

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

     During the nine months ended September 30 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of the assets and subsidiaries of Point Holdings, Ltd. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated. Additionally, in the third quarter of 2002, we recorded a charge of $0.7 million for some excess office space in our Edify business.

     The restructuring reserves as of December 31, 2002 and September 30, 2003 and their utilization for the nine months ended September 30, 2003 are summarized as follows:

	Personnel Costs	Lease Costs	Other	Total

	(In thousands)
Balance, December 31, 2002	$78	$6,724	$308	$7,110
Restructuring charges	6,461	7,492	7,608	21,561
Amounts utilized	(4,165)	(2,841)	(7,071)	(14,077)

Balance, September 30, 2003	$2,374	$11,375	$845	$14,594

     We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $14.3 million, of which we anticipate to pay approximately $7.7 million within the next twelve months.

7.	CONTINGENCIES

     Except as noted below, there is no material pending legal proceeding, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

•	S1 Corporation and its subsidiary Davidge Data Systems, Inc. are involved in litigation with Scottrade, Inc. and an affiliate company, Computer Research, Inc., relating to a software development project. The action was initially filed in March 2002 in the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed amended complaints in November of 2002 and January of 2003. The plaintiffs have made a claim for a refund of $0.3 million of amounts paid to S1 and Davidge as well as damages in excess of $19.0 million flowing from the dispute, including service bureau expenses incurred because of the alleged failure to perform. S1 and Davidge have filed a counterclaim for unpaid amounts under the contract. This case is scheduled to go to trial in April 2004. We believe the plaintiffs’ claims are not meritorious and intend to continue vigorously defending the suit.

•	S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to continue vigorously defending the suit.

     There can be no assurance on the ultimate outcome of these matters. An adverse judgment or settlement could be material to our financial position and results of operations.

8.	SEGMENT REPORTING AND MAJOR CUSTOMERS

     We operate and manage S1 in two business segments: financial institutions, our core business segment, and the Edify business. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for small, mid-sized and large financial institutions worldwide, available as in-house or hosted solutions. The Edify business segment provides a variety of voice and speech recognition applications that help organizations globally increase customer retention through automation and improved operational effectiveness.

     We evaluate the performance of our operating segments based on their contribution before interest, other income (expense) and income taxes, as reflected in the tables presented below for the three and nine months ended September 30, 2003 and 2002. We do not use any asset-based metrics to measure the operating performance of our segments.

	Three Months Ended September 30, 2003

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$50,559	$7,959	$(1,057)	$57,461
Operating expenses:
Direct costs	23,594	3,723	(1,057)	26,260
Selling and marketing	6,347	2,987	—	9,334
Product development	8,931	1,484	—	10,415
General and administrative	6,817	790	—	7,607
Depreciation	3,309	236	—	3,545
Merger related costs and restructuring charges	2,894	1,158	—	4,052
Amortization of other intangible assets	693	75	—	768

Total operating expenses	52,585	10,453	(1,057)	61,981

Segment operating loss	$(2,026)	$(2,494)	$—	$(4,520)

	Three Months Ended September 30, 2002

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$58,517	$14,227	$(733)	$72,011
Operating expenses:
Direct costs	25,289	6,237	(733)	30,793
Selling and marketing	9,858	5,328	—	15,186
Product development	10,798	1,953	—	12,751
General and administrative	7,345	1,477	—	8,822
Depreciation	5,279	129	—	5,408
Merger related costs and restructuring charges	—	734	—	734
Amortization of other intangible assets	4,275	—	—	4,275

Total operating expenses	62,844	15,858	(733)	77,969

Segment operating loss	$(4,327)	$(1,631)	$—	$(5,958)

	Nine Months Ended September 30, 2003

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$171,239	$22,047	$(2,438)	$190,848
Operating expenses:
Direct costs	79,307	13,241	(2,438)	90,110
Selling and marketing	21,651	9,337	—	30,988
Product development	29,167	4,622	—	33,789
General and administrative	21,161	3,476	—	24,637
Depreciation	13,225	758	—	13,983
Merger related costs and restructuring charges	16,306	4,258	—	20,564
Acquired in-process research and development	—	—	—
Amortization of other intangible assets and goodwill impairment	3,037	13,588	—	16,625

Total operating expenses	183,854	49,280	(2,438)	230,696

Segment operating loss	$(12,615)	$(27,233)	$—	$(39,848)

	Nine Months Ended September 30, 2002

	Financial
	Institutions	Edify	Eliminations	Total

Revenues	$184,088	$38,242	$(2,439)	$219,891
Operating expenses:
Direct costs	77,691	16,416	(2,439)	91,668
Selling and marketing	30,327	14,316	—	44,643
Product development	33,901	6,627	—	40,528
General and administrative	24,897	4,254	—	29,151
Depreciation	16,198	1,197	—	17,395
Merger related costs and restructuring charges	2,022	734	—	2,756
Acquired in-process research and development	350	—	—	350
Amortization of other intangible assets	12,454	1,517	—	13,971

Total operating expenses	197,840	45,061	(2,439)	240,462

Segment operating loss	$(13,752)	$(6,819)	$—	$(20,571)

     Currently, we have two major customers in the financial institutions segment (defined as those customers who individually contribute more than 10% of total revenues). We derived 17% and 27% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended September 30, 2003 and 2002, respectively. We derived 21% and 27% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the nine months ended September 30, 2003 and 2002, respectively.

     The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 16% and 17% of our revenues from the financial institutions segment during the three months ended September 30, 2003 and 2002, respectively. Zurich accounted for 19% and 17% of our revenues from the financial institutions segment during the nine months ended September 30, 2003 and 2002, respectively.

     In March 2003, we amended the terms of our data center arrangement with Zurich to shorten the term over which revenue will be recognized and payments received. Revenue from the data center contract, which would have been recognized ratably throughout 2003 and 2004, was recognized in the first six months of 2003. Associated direct costs were accelerated over the same period.

     During the six months ended June 30, 2003, we reported data center revenue of $8.7 million for data center services provided to Zurich. There is no remaining data center revenue to record from Zurich after the quarter ended June 30, 2003. Total costs associated with Zurich were approximately $2.6 million, including cost of goods sold and depreciation and do not include any allocation of management or administration expenses during the six months ended June 30, 2003.

     The subscription license and professional services components of our arrangement with Zurich were not affected by the data center contract amendment. We recognized $8.2 million of subscription license revenue in the third quarter of 2003 and will recognize $8.2 million of subscription license revenue in the quarter ending December 31, 2003, at which time the subscription license will terminate with no further expected revenue. There are no direct costs associated with this subscription license.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average common shares outstanding	69,877	70,410	69,493	67,121
Weighted average effect of common stock equivalents:
Convertible preferred stock	1,635	1,719	1,691	4,711
Stock options	624	1,042	780	3,485

Weighted average diluted shares outstanding	72,136	73,171	71,964	75,317

10.	SUBSEQUENT EVENT

     In October 2003, our board of directors approved a program to repurchase up to $15.0 million of our common stock. This program will be funded from available cash and short-term investments.

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

Overview

     We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenues by charging our customers a periodic fee for maintenance and support of our solutions. We operate and manage S1 in two business segments: financial institutions, which is our core business segment and the Edify business.

     Within our financial institutions business, we generate 40% of our revenues from license and services provided to our two major customers (Zurich Insurance Company and State Farm Mutual Automobile Insurance Company). The remainder of the revenue is generated from the sale of license and services in the global financial services market. We are in the final stages of a transition from our legacy Internet-only business to an Enterprise software and services business. During the transition, we are experiencing a loss or decrease of revenue from legacy Internet-only customers. Zurich, which accounted for $42 million in revenue in 2002 and will account for $43 million in 2003, will not generate any revenue in 2004. Revenue from State Farm in 2002 of approximately $66 million is expected to be approximately $45 to $47 million in 2003 and then go to approximately $35 to $40 million in 2004. In addition to these two customers, we had a number of other legacy Internet-only customers that have cancelled their hosting contracts or moved to “in house” implementations contributing to an anticipated loss of data center revenue from 2003 to 2004 of approximately $5 million. We believe the majority of these data center revenue transitions were substantially completed during the third quarter of 2003. We believe the financial institutions segment revenue for the quarter ended September 20, 2003, excluding Zurich, represents a stable base from which we expect to grow revenues through the sale of single channel and Enterprise solutions to the market place and our base of over 4,000 financial institutions.

     We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region and (ii) the International region, consisting primarily of Europe, Latin America and the Asia-Pacific region. Our S1 Enterprise solutions target banks, credit unions and insurance companies. We have over 4,000 financial institution customers with the majority of them located in the United States.

     Through the Edify business unit, we provide a variety of voice and speech recognition applications that help organizations globally increase customer retention through automation and improved operational effectiveness. During the nine-month period from July 1, 2002 through March 31, 2003, we reported the Edify business as “held for sale.” In April 2003, we terminated our efforts to divest the Edify business. In the third quarter of 2003, we completed the process of reorganizing our Edify business to align costs with expected revenues. As a result, we hired a new general manager, reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $4.3 million for the nine months ended September 30, 2003.

     We continually review our cost structure on a worldwide basis and consider additional ways to streamline our operations in order to align our operating costs with our expected revenues. During the nine months ended September 30, 2003, we provided $21.6 million for restructuring costs. We expect these actions, and future actions, to reduce our annual direct and operating expenses by approximately $35 million.

Revenue from Major Customers

     Revenues from State Farm were 21% and 27% of our financial institution revenues during the nine months ended September 30, 2003 and 2002, respectively. Revenues from State Farm for the nine-month period ended September 30, 2003 decreased $12.9 million from the same period in 2002 due to a decrease in projects performed for them in 2003. Revenues from State Farm accounted for 19% and 22% of our total revenues during the nine months ended September 30, 2003 and 2002, respectively. We expect State Farm to contribute between 18% and 20% of our financial institution segment revenue for 2004. Over the past three years, State Farm has moved from a period of heavy investment in its Internet solutions including migrating its insurance application to S1 Enterprise and is now entering a stable maintenance state with their applications.

     Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 19% and 17% of our revenues from our financial institutions segment and 17% and 15% of our total revenues during the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30,2003, $24.5 million of the revenue earned from Zurich is from a subscription license, which expires on December 31, 2003. We do not expect to earn any revenue from Zurich in 2004 and beyond, as discussed below.

     In March 2003, we amended the terms of our data center arrangement with Zurich to shorten the term over which services would be provided and payments received associated with the provision of data center services by S1. Revenue of $8.6 million from the data center contract, which would have been recognized ratably throughout 2003 and 2004 under the previously amended terms of the agreement, was recognized entirely in the first six months of 2003. Associated direct costs of $2.6 million were accelerated over the same period.

Comparison of the Three Months Ended September 30, 2003 and 2002

     Revenues. The following table sets forth selected revenue data for the three months ended September 30, 2003 and 2002.

		Support and	Professional
	Software Licenses	Maintenance	Services	Data Center	Other	Total

Quarter Ended September 30, 2003:
FI business, excluding Zurich	$5,675	$10,625	$15,792	$8,840	$1,451	$42,383
Zurich	8,176	—	—	—	—	8,176

Financial Institutions Segment	13,851	10,625	15,792	8,840	1,451	50,559
Edify	2,781	4,085	1,092	—	1	7,959
Eliminations	(471)	(517)	(69)	—	—	(1,057)

Total	$16,161	$14,193	$16,815	$8,840	$1,452	$57,461

Quarter Ended September 30, 2002:
FI business, excluding Zurich	$7,145	$10,822	$22,663	$7,976	$245	$48,851
Zurich	8,176	—	187	1,303	—	9,666

Financial Institutions Segment	15,321	10,822	22,850	9,279	245	58,517
Edify	7,605	4,242	2,380	—	—	14,227
Eliminations	—	(258)	(475)	—	—	(733)

Total	$22,926	$14,806	$24,755	$9,279	$245	$72,011

     Total revenues decreased by $14.5 million to $57.5 million for the three months ended September 30, 2003 compared to $72.0 million for the same period in 2002, a decrease of 20%, principally due to a $6.8 million decrease in license revenue and a $7.9 million decrease in professional services revenue. Our financial institutions segment earned revenues of $50.6 million for the quarter ended September 30, 2003 compared with $58.5 million for the same period in 2002. Revenues for our Edify business were $8.0 million for the three months ended September 30, 2003 compared with $14.2 million for the same period in 2002. Below is a detailed discussion of changes in revenue by revenue type.

     Software license revenues for our financial institutions segment were $13.8 million for the three months ended September 30, 2003, a decrease of $1.5 million from the same period in 2002. License revenue earned from Zurich comprised $8.2 million of our license revenue during the three months ended September 30, 2003 and 2002. License revenues declined in the third quarter of 2003 primarily due to an increase in the number of contracts accounted for under the percentage of completion method. As a result, license revenues for these contracts are generally recognized over time as the related implementation and customization services are provided, as opposed to “up front” when the software is delivered in accordance with Statement of Position No. 97-2.

     Software license revenues for our Edify business segment were $2.8 million for the three months ended September 30, 2003, a decrease of $4.8 million from the same period in 2002. We believe the following items contributed to the decrease: (1) poor economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and (2) the impact on the business of the reorganization activities. We expect license revenues for our Edify business to continue to stabilize as new management takes hold and economic conditions improve.

     Support and maintenance revenues for our financial institutions segment were $10.6 million for the three months ended September 30, 2003 as compared to $10.8 million for the same period in 2002. This decrease represents attrition from our legacy Internet-only customers, offset by new customer maintenance contracts signed. We believe that the attrition of legacy customers is substantially complete and that support and maintenance revenues for our financial institution segment to grow from a stable base of $10.6 million per quarter.

     Support and maintenance revenues for the Edify business were $4.1 million for the three months ended September 30, 2003, a decrease from $4.2 million for the same period in 2002. We expect support and maintenance revenues for our Edify business to remain flat over the remainder of 2003.

     Professional services revenues for our financial institutions segment were $15.8 million for the three months ended September 30, 2003, a decrease of $7.1 million from the same period in 2002. This decrease is principally attributable to the $5.6 million decrease in professional services revenues associated with projects for State Farm. We believe professional services revenues for our financial institution segment to grow from a stable base of $15.8 million per quarter as revenues from new projects will replace revenues lost to the completion of current projects.

     The Edify business recorded $1.1 million for professional services earned during the third quarter of 2003, compared to $2.4 million for the third quarter of 2002. This decrease is attributable to the decrease in software sales and related projects. We expect professional services to remain stable as revenues from new projects should replace those lost to the completion of current projects.

     Data center revenues were $8.8 million for the three months ended September 30, 2003, a decrease of $0.4 million from the same period in 2002. The decrease resulted from the attrition of Zurich and other large customers, offset by increases from the community and mid-sized financial institutions utilizing S1 solutions in our data center. We believe that data center revenues will increase as new customers are added and our existing customers continue to increase their number of users.

     Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold. In the third quarter of 2003, we recorded approximately $1.3 million in revenue for third-party hardware delivered from inventory to one financial institution customer. The related cost of the hardware sold is included in “cost of other revenue” as the hardware is delivered. There is only minimal gross margin associated with other revenue.

     During the three months ended September 30, 2003, we identified and corrected one accounting matter in our financial institutions segment. This matter resulted from our having included in revenue amounts previously accrued for unbilled services. This matter resulted in us improperly recognizing an aggregate of $1.3 million of revenue over the previous four quarters. The impact of this matter in any one of the affected quarters was less than $0.01 per share. We corrected this matter in the current quarter by reducing revenues by $1.3 million, which had the effect of increasing our net loss per share by $0.02 per share during the three months ended September 30, 2003.

     Direct Costs and Gross Margins. Direct costs decreased by $4.5 million to $26.3 million for the three months ended September 30, 2003 from the same period in 2002. Overall gross margins were 54% and 57% for the three months ended September 30, 2003 and 2002, respectively. The overall decrease in direct costs was due to the decreases in cost of software licenses and a reduction in cost of services related to lower staffing levels, as well as reduced facilities costs resulting from the consolidation of offices, offset in part by the cost of the pass-through hardware delivered to one customer. The decrease in gross margins was primarily due to reduced license revenues, which carry a higher margin that other types of revenue. Additionally, gross margins on professional services decreased as the amount of revenue from State Farm decreased.

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

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $18.5 million for the three months ended September 30, 2003, a $3.6 million decrease from $22.1 million for the same period in 2002. The decrease is primarily attributable to a reduction in staffing levels, as well as reduced facilities costs resulting from the consolidation of offices. The decrease includes the effect of reducing our accruals for loss contracts $0.9 million in the quarter ended September 30, 2003. Such accruals were made for estimated future costs to complete service projects where our expected costs will exceed the contractual revenues.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $0.6 million to $5.2 million for the three months ended September 30, 2003 from $5.8 million for same period in 2002. The decrease is primarily the result of the closure of our U.K. data center, partially offset by incremental costs incurred to the transfer the remaining data center business from the U.K. to our global hosting center in Atlanta, Georgia. We expect data center costs remain stable at approximately $5 million per quarter.

     Selling and Marketing Expenses. Total selling and marketing expenses decreased by $5.9 million to $9.3 million for the three months ended September 30, 2003 from $15.2 million for the same period in 2002. This decrease is primarily attributable to reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits, and travel expenses.

     Product Development Expenses. Total product development expenses decreased by $2.3 million to $10.4 million for the three months ended September 30, 2003 from $12.7 million for the same period in 2002. We achieved cost savings from the realignment of our product development organization in 2002, including relocating certain development activities that were being performed by domestic contractors to lower cost offshore contractors in India and our development center in Ireland.

     General and Administrative Expenses. General and administrative expenses decreased by $1.2 million to $7.6 million for the three months ended September 30, 2003 from $8.8 million for the same period in 2002. As a percentage of revenues, general and administrative expenses were 13% and 12% for the three months ended September 30, 2003 and 2002, respectively. The decrease in general and administrative expenses was primarily attributable to a decrease in compensation and benefits, professional services fees, recruiting fees and facilities costs as a result of consolidating offices. During the second half of 2002 and during the third quarter of 2003, we reduced our general and administrative headcount and our use of external resources.

     Depreciation. Depreciation decreased to $3.5 million for the three months ended September 30, 2003 from $5.4 million for the same period in 2002, due to reductions in capital expenditures during recent periods, as well as the retirement of certain assets associated with the consolidation of facilities. Going forward, we expect depreciation expense to be approximately $3.5 million per quarter.

     Merger Related Costs and Restructuring Charges. We recorded restructuring charges of $4.1 million during the quarter ended September 30, 2003 of which approximately $1.2 million related to the Edify business. In the quarter ended September 30, 2002, we recorded restructuring charges of $0.7 million related to the Edify business.

     During the first nine months of 2003, we undertook several initiatives to align our cost structure with our anticipated 2004 revenues. In our financial institutions segment, we recorded $2.9 million in restructuring charges during the three months ended September 30, 2003, which were primarily comprised of charges for severance costs and relocation expenses. In our Edify segment, we reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $1.2 million for the three months ended September 30, 2003.

     Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets decreased $3.5 million to $0.8 million for the three months ended September 30, 2003 from $4.3 million for same period in 2002. The decrease was due to the completion of amortization periods for certain intangibles from three acquisitions made in 1999 and 2000. Amortization expense is expected to be approximately $0.8 million in the fourth quarter of 2003.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net was $0.2 million of income and $0.1 million of expense for the three months ended September 30, 2003 and 2002, respectively. The increase in income was related to a decrease in sales tax expense and an increase in realized foreign currency gains.

     Income Tax (Expense) Benefit. We recorded income tax expense of $11,000 for the three months ended September 30, 2003 compared to an income tax benefit of $0.9 million for the same period in 2002. We incurred foreign income tax expense in certain European countries in 2002 and 2003. The income tax benefit in 2002 resulted from the amortization of other intangible assets acquired in the acquisition of FICS, which was offset by the foreign income tax expense in the third quarter of 2002. This benefit ended with the complete amortization of the FICS other intangible assets in the fourth quarter of 2002. During the remainder of 2003, we expect to record minimal income tax expense in certain foreign subsidiaries.

Comparison of the Nine Months Ended September 30, 2003 and 2002

     Revenues. The following table sets forth selected revenue data for the nine months ended September 30, 2003 and 2002.

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total

Nine Months Ended September 30, 2003:
FI business, excluding Zurich	$16,131	$33,684	$58,708	$26,937	$2,617	$138,077
Zurich	24,528	—	—	8,634	—	33,162

Financial Institutions Segment	40,659	33,684	58,708	35,571	2,617	171,239
Edify	5,457	11,981	4,608	—	1	22,047
Eliminations	(804)	(1,455)	(179)	—	—	(2,438)

Total	$45,312	$44,210	$63,137	$35,571	$2,618	$190,848

Nine Months Ended September 30, 2002:
FI business, excluding Zurich	$26,877	$30,442	$67,500	$26,359	$994	$152,172
Zurich	23,613	1,745	1,961	4,597	—	31,916

Financial Institutions Segment	50,490	32,187	69,461	30,956	994	184,088
Edify	18,666	12,997	6,579	—	—	38,242
Eliminations	—	(833)	(1,606)	—	—	(2,439)

Total	$69,156	$44,351	$74,434	$30,956	$994	$219,891

     Total revenues decreased by $29.1 million to $190.8 million for the nine months ended September 30, 2003 compared to $219.9 million for the same period in 2002, a decrease of 13%, principally due to a $23.8 million decrease in license revenue and an $11.3 million decrease in professional services revenue. Our financial institutions segment earned revenues of $171.2 million for the nine months ended September 30, 2003 compared with $184.1 million for the same period in 2002. Revenues for our Edify business were $22.0 million for the nine months ended September 30, 2003 compared with $38.2 million for the same period in 2002.

     Software license revenues for our financial institutions segment were $40.7 million for the nine months ended September 30, 2003, a decrease of $9.8 million from $50.5 million for the same period in 2002. License revenues declined in the second and third quarters of 2003 primarily due to an increase in the number of software contracts signed during the second and third quarters of 2003 accounted for under the percentage of completion method.

     Software license revenue for our Edify business segment were $5.5 million for the nine months ended September 30, 2003, a decrease of $13.2 million from the same period in 2002. Additionally, we believe the following items contributed to the decrease: (1) poor economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and (2) the impact the business of the reorganization activities. A portion of this decrease resulted from recording a provision of $1.3 million for billing adjustments in the first quarter of 2003.

     Support and maintenance revenues for our financial institutions segment were $33.7 million for the nine months ended September 30, 2003 as compared to $32.2 million for the same period in 2002. The increase is primarily attributable to support and maintenance fees earned from customers who purchased licenses during 2002, offset in part by a $1.7 million decrease in Zurich support and maintenance fees.

     Support and maintenance revenues for the Edify business were $12.0 million for the nine months ended September 30, 2003, a decrease of $1.0 million from the same period in 2002.

     Professional services revenues for our financial institutions segment were $58.7 million for the nine months ended September 30, 2003, a decrease of $10.8 million from the same period in 2002. This decrease is principally attributable to the decrease in professional services revenues associated with projects for State Farm.

     The Edify business recorded $4.6 million for professional services earned during the first nine months of 2003, as compared to $6.6 million for the same period in 2002. The decrease was primarily attributable to the decrease in software sales and related professional services projects.

     Data center revenues were $35.6 million for the nine months ended September 30, 2003, an increase of $4.6 million from the same period in 2002. The increase resulted from the acceleration of data center revenue from Zurich, offset by decreases from the attrition of other large customers as previously discussed.

     In the nine months ended September 30, 2003, we recorded approximately $2.1 million in other revenue for third-party hardware delivered from inventory to one financial institution customer.

     Direct Costs and Gross Margins. Direct costs decreased by $1.6 million to $90.1 million for the nine months ended September 30, 2003 from the same period in 2002. Overall gross margins were 53% and 58% for the nine months ended September 30, 2003 and 2002, respectively. The overall decrease in direct costs was due to decreases in reductions in employee headcount and higher cost outside contractors, reduced facilities costs resulting from the consolidation of offices and cost of software licenses, offset in part an increase in data center costs, as discussed below, and the cost of the pass-through hardware delivered to one customer. The decrease in gross margins was primarily due to the mix of revenue earned and a decrease in gross margins for professional services. Software license revenues represented 24% and 31% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. Historically, the gross margins on software licenses have been higher than the gross margins on professional service, support and maintenance and data center fees. Therefore, a significant decrease in license revenues as a percentage of total sales negatively affects the overall gross margin percentages. Gross margins on professional services decreased as the amount of revenue from State Farm decreased.

     Cost of revenues excludes charges for depreciation of property and equipment and amortization of purchased technology.

     The overall decrease in cost of software licenses is due to the decrease in third party fees paid to Edify vendors as a result of the decrease in Edify product sales.

     Direct costs associated with professional services, support and maintenance were $66.1 million for the nine months ended September 30, 2003, a $2.2 million decrease from $68.3 million for the same period in 2002. The decrease is primarily attributable to reductions in staffing levels, as well as reduced facilities costs resulting from the consolidation of offices. This decrease was offset in part by an accrual of $3.7 million during the first quarter of 2003 for the estimated future costs to complete service projects where our expected costs will exceed the contractual revenues. In the third quarter of 2003, we released approximately $0.9 million of that accrual reflecting progress towards completing such projects.

     Direct data center costs increased $1.5 million to $18.6 million for the nine months ended September 30, 2003 from $17.1 million for same period in 2002. The increase resulted from the acceleration of data center costs in the first and second quarters of 2003 associated with the amendment of the Zurich contract, as well as the incremental costs incurred to the transfer the remaining data center business from the U.K. to our global hosting center in Atlanta, Georgia.

     Selling and Marketing Expenses. Total selling and marketing expenses decreased by $13.6 million to $31.0 million for the nine months ended September 30, 2003 from $44.6 million for the same period in 2002. This decrease is primarily attributable to reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits and travel expenses.

     Product Development Expenses. Total product development expenses decreased by $6.7 million to $33.8 million for the nine months ended September 30, 2003 from $40.5 million for the same period in 2002. We achieved cost savings from the realignment of our product development organization in 2002, including replacing outside contractors in our domestic operations with lower cost offshore contractors.

     General and Administrative Expenses. General and administrative expenses decreased by $4.5 million to $24.6 million for the nine months ended September 30, 2003 from $29.1 million for the same period in 2002. As a percentage of revenues, general and administrative expenses were 13% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in general and administrative expenses was primarily attributable to a decrease in compensation and benefits, professional services fees, recruiting fees and facility costs as a result of consolidating offices. During the second half of 2002 and the third quarter of 2003, we reduced our general and administrative headcount and our use of external resources.

     Depreciation. Depreciation decreased to $14.0 million for the nine months ended September 30, 2003 from $17.4 million for the same period in 2002, due to reductions in capital expenditures during recent periods as compared with those made in 1999 and 2000. A significant portion of those items that we purchased in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2002. The decrease was partially offset by the acceleration of depreciation on certain assets in our U.K. data center in the first half of 2003.

     Merger Related Costs and Restructuring Charges. We recorded restructuring charges of $21.6 million during the nine months ended September 30, 2003, of which $4.3 million related to the Edify business. This charge was partially offset by the release of a pre-merger liability of $1.0 million.

     During the first nine months of 2003, we undertook several initiatives to align our worldwide cost structure with our anticipated 2004 revenues. As a result, management approved restructuring plans in the financial institution and Edify segments to reduce the work force, relocate and consolidate certain office facilities and sell certain corporate assets. In addition we consolidated our EMEA data center operations based in the United Kingdom into our global hosting center in Atlanta. In connection with these plans, we recorded restructuring charges of $21.6 million during the nine months ended September 30, 2003. In total, we eliminated approximately 199 positions worldwide and closed or consolidated office facilities. In the domestic operations of our financial institution segment, we recorded $6.6 million in restructuring charges during the nine months ended September 30, 2003, which were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space, relocation expenses resulting from office consolidation and other corporate charges.

     In the first quarter of 2003, we began the process of reorganizing our international operations. As of September 30, 2003, we believe this reorganization is substantially complete. In the first nine months of 2003, we consolidated our U.K. data center operations into our global hosting center in Atlanta, relocated our remaining U.K operations to a smaller facility, decreased our workforce both in our European and APJ operations and closed offices in our APJ operations. As a result, in the nine months ended September 30,2003, we recorded restructuring charges of $9.4 million in our European operations and $1.3 million in our APJ operations. These charges were comprised of accelerated depreciation of assets, severance costs, other related costs to relocate the data center operations, losses on the vacated office space, relocation expenses and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss on vacated office space at the present value of the expected cash flows. We will accrete interest expense of approximately $0.9 million over the remaining term of the lease, which is six years.

     In the third quarter of 2003, we completed the process of reorganizing our Edify business to align costs with expected revenues. As a result, we hired a new general manager, replaced the entire senior management team, reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $4.3 million for the nine months ended September 30, 2003.

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

     During the nine months ended September 30 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of the assets and subsidiaries of Point Holdings, Ltd. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated. Additionally, in the third quarter of 2002, we recorded a charge of $0.7 million for some excess office space in our Edify business.

     Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets and goodwill impairment increased $2.6 million to $16.6 million for the nine months ended September 30, 2003 from $14.0 million for same period in 2002. The increase was due to an $11.7 million goodwill impairment charge in our Edify business and the accelerated amortization of the Edify business’ other intangible assets, as explained below, and additional amortization of other intangible assets resulting from the acquisition of Regency and Point in 2002. This was partially offset by the completion of the amortization periods for other intangible assets from the acquisition of Q-Up Systems in the second quarter of 2000.

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

     Interest and Other Income (Expense), Net. Interest and other income (expense), net was $0.1 million of expense and $1.1 million of income for the nine months ended September 30, 2003 and 2002, respectively. In the second quarter of 2003, we recorded a non-cash charge of $0.6 million to write-down our carrying value in certain cost-basis equity investments for other than temporary impairments.

     Income Tax (Expense) Benefit. We recorded income tax expense of $0.1 million during the nine months ended September 30, 2003 compared to an income tax benefit of $1.9 million for the same period in 2002. We incurred foreign income tax expense in certain European countries in 2002 and 2003. The income tax benefit in 2002 resulted from the amortization of other intangible assets acquired in the acquisition of FICS, which was offset by the foreign income tax expense in 2002. This benefit ended with the complete amortization of the FICS other intangible assets in 2002.

Liquidity and Capital Resources

     The following tables show information about our cash flows during the nine months ended September 30, 2003 and 2002 and selected balance sheet data as of September 30, 2003 and December 31, 2002:

	Nine Months Ended September 30,

	2003	2002

	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$743	$19,136
Change in operating assets and liabilities	8,052	(6,426)

Net cash provided by operating activities	8,795	12,710
Net cash used in investing activities	(8,090)	(19,979)
Net cash used in financing activities	(1,428)	(6,450)
Effect of exchange rates on cash and cash equivalents	1,000	178

Net increase (decrease) in cash and cash equivalents	$277	$(13,541)

	As of

	September 30, 2003	December 31, 2002

	(In thousands)
Cash and cash equivalents	$128,119	$127,842
Short term investments	20,406	14,843
Working capital	117,272	120,864
Working capital, excluding deferred revenues	156,402	161,169
Total assets	331,882	376,974
Total stockholders’ equity	240,641	279,761

     Operating Activities. During the nine months ended September 30, 2003, cash provided by operations was $8.8 million compared to $12.7 million for the same period in 2002. The decline in net cash flows from operating activities generally reflects the increase in our net loss and the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

     Cash used in operations for the nine months ended September 30, 2003 included the effects of:

•	our net loss of $40.1 million;

•	non-cash charges of $30.6 million of depreciation, amortization and impairment of intangible assets;

•	provision of doubtful accounts receivable and billing adjustments of $4.7 million; and

•	an decrease of $9.7 million in accounts receivable and a decrease in prepaid expenses and other assets of $4.3 million and an increase in other accrued liabilities of $5.5 million, offset in part by a decrease in accounts payable of $10.7 million.

     Cash provided by operations for the nine months ended September 30, 2002 included the effects of:

•	our net loss of $17.6 million;

•	non-cash charges of $31.4 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $6.1 million; and

•	changes in operating assets and liabilities of $6.4 million.

     Investing Activities. Cash used in investing activities was $8.1 million for the nine months ended September 30, 2003 compared to $20.0 million in the same period in 2002.

     In the first nine months of 2003, we:

•	converted $5.5 million, net, from cash and cash equivalents to short-term investments;

•	purchased $4.5 million of property and equipment; and

•	received proceeds of $2.0 million from the sale of certain assets and investment securities.

     In the first nine months of 2002, we:

•	paid $3.9 million in cash in connection with the acquisitions of Regency and Point;

•	converted $4.1 million, net, from cash and cash equivalents to short-term investments;

•	purchased a $2.5 million long-term certificate of deposit; and

•	purchased $9.4 million of property and equipment.

     Financing Activities. Cash used in financing activities was $1.4 million for the nine months ended September 30, 2003 compared to $6.5 million in same period in 2002.

     In the first nine months of 2003 and 2002, we received $1.1 million and $5.1 million from the sale of common stock under our employee stock plans, respectively. We paid $1.8 million and $4.5 million for capital lease obligations in the nine months ended September 30, 2003 and 2002, respectively. In the first nine months of 2003 and 2002, we repurchased $0.8 million and $7.0 million of our common stock, respectively.

     In July 2002, our board of directors approved a $10.0 million stock repurchase program. This program was funded from available cash. Through January 2003, we repurchased 2.1 million shares of our common stock for $10.0 million under this program.

     In October 2003, our board of directors approved a $15.0 million stock repurchase program. This program will be funded from available cash and cash equivalents.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

     Except as noted below, there is no material pending legal proceeding, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

•	S1 Corporation and its subsidiary Davidge Data Systems, Inc. are involved in litigation with Scottrade, Inc. and an affiliate company, Computer Research, Inc., relating to a software development project. The action was initially filed in March 2002 in the U.S. District Court for the Eastern District of Missouri. The plaintiffs filed amended complaints in November of 2002 and January of 2003. The plaintiffs have made a claim for a refund of $0.3 million of amounts paid to S1 and Davidge as well as damages in excess of $19.0 million flowing from the dispute, including service bureau expenses incurred because of the alleged failure to perform. S1 and Davidge have filed a counterclaim for unpaid amounts under the contract. This case is scheduled to go to trial in April 2004. We believe the plaintiffs’ claims are not meritorious and intend to continue vigorously defending the suit.

•	S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to continue vigorously defending the suit.

     There can be no assurance on the ultimate outcome of these matters. An adverse judgment or settlement could be material to our financial position and results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

(b)	Reports on Form 8-K.

S1 filed the following Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended September 30, 2003:

Current Report on Form 8-K filed with the SEC on August 5, 2003 (date of report August 5, 2003) (regarding a press release and an analyst conference call related to S1’s second quarter of 2003 results of operations).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2003.

S1 CORPORATION

By:	/s/ Matthew Hale Matthew Hale Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)