Form 10-K
period 2003-12-31
S1 CORP /DE/
filed 2004-03-15
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Aggregate market value of the common stock held by non-affiliates of the Registrant, computed using the closing price on the for the Registrant’s common stock on June 30, 2003, was $263,512,388.

     Shares of common stock outstanding as of March 5, 2004: 70,893,561

Documents Incorporated by Reference

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Portions of the definitive proxy statement for the annual meeting of shareholders to be held May 14, 2004, which the registrant intends to file no later than 120 days after December 31, 2003, are incorporated by reference in Part III.

S1 CORPORATION AND SUBSIDIARIES

FOR THE YEAR ENDED DECEMBER 31, 2003

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

Business Overview

         We operate and manage S1 in two business segments: financial institutions, our core business segment, and the Edify business. We sell our solutions to small, mid-sized and large financial organizations in two geographic areas: (i) the Americas region, and (ii) the International region, consisting of Europe, Middle East and Africa (EMEA) and Asia-Pacific and Japan (APJ). Additional information about our operating segments, geographic disclosures and major customers is presented in note 17 to our consolidated financial statements contained elsewhere in this report.

     Financial Institutions Segment

         Through our financial institutions segment, we provide enterprise software solutions for financial services organizations, including banks, credit unions and insurance companies around the world. Our solutions help financial institutions to automate and integrate their customer interaction channels and market segments. These interaction channels include:

•	Branch and call center channels, which banks primarily use to provide personalized service and relationship selling through the teller, agent desktop and call center;

•	Internet channel, which financial institutions use as a low-cost way to enable customers to conduct transactions in a self-service manner anytime, anywhere; and

•	Voice channel, which enables financial institutions to efficiently interact with their customers for simple transactions, like balance inquiries and payment information.

         Our applications, which can be sold as standalone applications or as an integrated suite across the enterprise, help financial institutions better service and sell financial products to all of their market segments, ranging from retail consumers and small businesses to global corporations. Our applications also help financial institutions lower the costs associated with supporting their infrastructure and servicing their customers and employees by providing a single platform on which all of their front-office applications and customer information can reside. Our customer relationship management (CRM) software enables institutions to better understand their customers, segment their needs, and more effectively cross-sell services and improve customer satisfaction.

         Our products are designed to run on-premise at a financial institution location, or hosted in a data center. The products can be branded and extended to meet the individual specifications of the financial institution. We provide professional services for the installation and integration of our products, product training, consulting and product enhancement services, all of which are focused on enabling our customers to maximize the value of our applications and meet their particular business needs and strategies. We also provide hosting applications for customers who elect to run S1 solutions in our data center.

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

     Edify Segment

         Through our Edify business segment, we deliver voice and speech solutions for companies across a range of industries. Edify’s products help companies automate their customer service facilities, improve customer satisfaction and create new revenue generating opportunities, while reducing operational costs. Edify’s voice and speech applications are scalable, multilingual and flexible, allowing companies to easily integrate multiple back-end systems with a variety of contact interfaces. Edify’s voice and speech solutions combine speech recognition, speaker verification, text-to-speech, fax, and touch-tone automation with a powerful application development environment and natural language capabilities to help organizations optimize customer service while lowering costs. Revenues from the Edify business segment accounted for approximately 12% of our total revenues in 2003.

General Background

         We created the world’s first bank on the Internet in May of 1996 with the launch of Security First Network Bank. In 1998, we sold the banking operations to Royal Bank of Canada so that we could focus on software development, implementation and services. While our core business was Internet banking for several years, our management team had a broader vision of helping financial institutions consolidate their systems and line-of-business applications to reduce costs, increase revenue and deliver a more consistent experience across their delivery channels and market segments. We make this possible through an integrated suite of applications that address virtually every customer channel of today’s financial institutions.

         Over the past three years, we have invested over $100 million in product development activities to build out our vision, which has now taken the form of our flagship suite of products - S1 Enterprise. S1 is headquartered in Atlanta, Georgia and is a global software and services organization that has more than 4,000 financial institution customers, ranging from some of the world’s largest financial services providers to community and regional banks in the United States. While we primarily operate in the global financial services industry, we also have our Edify division which provides voice and speech solutions to a wide range of industries around the world.

         We have 24 offices in 13 countries around the world, including development centers of excellence located in Atlanta, Georgia; Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; West Hills, California; Pune, India; and Dublin, Ireland.

Financial Industry Background

         Financial institutions interact with their customers through a variety of channels, including but not limited to the branch, call center, phone, ATM and the Internet. As each of these channels was introduced and proliferated, financial institutions took a tactical approach in expanding their offerings, incrementally adding these new channels as they fit in with their evolving business plans. By and large, each channel functioned independently, with limited, if any, interactions and knowledge of the activities occurring in each channel. This siloed infrastructure over time became cumbersome and expensive for institutions to support and painful for consumers and businesses to try to interact with their financial institution.

         Today’s consumers demand a more compelling, personal relationship with a financial provider, who understands their needs and can offer relevant, value-added services. They require their information to be available through any channel at any time. In addition, consumers have more options for their financial services than ever before, including brokerage firms and even retailers. This increased competition and the ever-changing demands from consumers, along with tough economic conditions, is driving financial institutions to consider new ways of implementing their customer interaction applications for a better customer experience, lower operating costs, and a higher return on their technology investments.

         This new way of approaching technology centers around an integrated multi-channel strategy, one in which the financial institution implements a single platform on which all of their customer interaction and market segment applications reside. The strategy employs a single data model that captures all of the transaction information no matter which channel the customer chooses to use with the financial institution as well as all of the pertinent customer information and preferences. These two elements, along with the reuse of business components, were the basis in the design of the S1 Enterprise Platform and all of the applications that operate on it.

         We believe that financial institutions that provide a unified experience for their customers across multiple points of interaction, delivered at the lowest possible price will have a key competitive advantage. Financial institutions will need to deliver a consistent and compelling experience to their customers and provide them with products and services that better meet their needs and are relevant to their stage in life. We believe it is very challenging for financial institutions to deal with multiple channels, using different technologies, all of which must be integrated with a variety of legacy applications. Financial institutions are driven by technology and must attempt to keep up with the rapid pace of change. They must determine how to leverage their existing solutions while moving to new technologies that will protect their investments and better position them for the future. Continuing economic pressures and cost and resource cutting have forced them to try and do more with less. In addition, many financial institutions are struggling to absorb acquired businesses and rationalize the technologies and systems involved.

         We believe these factors will drive financial institutions to pursue an enterprise solution that helps them reduce their costs, increase their revenue opportunities and improve customer loyalty. With a single platform and common data model, institutions can reduce their costs by using single points of integration to the legacy applications, decreasing operational complexity and eliminating multi-vendor coordination, as well as drive revenue by enhancing cross-selling opportunities, and improving the relationships they have with their customers. We are in the process of delivering a fully integrated solution that automates and integrates all of the front-office applications, while providing a technology platform to simplify integration and operations as well as speed implementation and time to market. Our activities during 2001, 2002 and 2003 were focused on execution of our strategy around the delivery and implementation of this type of enterprise application and getting financial institutions in production on this new platform.

The S1 Solution

         In mid-2003, we delivered the second major release of our flagship suite of products – S1 Enterprise. This release included the delivery of our retail Internet banking, small business Internet banking, corporate cash management and insurance applications on a single platform – the S1 Enterprise Platform. Later in the year, we released a version of our branch automation applications that integrate with the S1 Enterprise Platform through the common data model. To date, more than 100 financial institutions have purchased an S1 Enterprise application - over forty of these institutions are in live production with an S1 Enterprise application, realizing tangible business benefits from our software with the remainder in some stage of implementation and deployment.

         Our direction for the S1 Enterprise is to take a holistic approach to unifying a financial institution’s multiple channels, applications, and customer segments. By taking a customer-centric view, we expect that the S1 Enterprise will enable financial institutions to deliver a personalized, compelling experience to their retail, small business and corporate customers. By supporting all customer interaction channels — including full-service channels such as branches, agents and call centers; self-service channels such as voice and the Web; and automated interactions such as ACH and wire transfers — we believe that S1 Enterprise will enable financial institutions to deliver a consistent customer experience while helping them rapidly deploy new products and services. S1 Enterprise offers banking, investment, insurance and CRM applications that can be used by both financial institution customers and internal users, such as tellers, agents, brokers, and customer service representatives. We provide flexible, customizable solutions with a modular approach so financial institutions can innovate their enterprise at their own pace, while increasing revenue, lowering costs and building stronger customer loyalty.

         We believe that the S1 Enterprise, when fully implemented, will offer a number of important benefits to our customers, including the following:

•	S1 Enterprise Turns Static Financial Institution Data into Actionable Information to help financial institutions grow their revenues — Financial institutions have a wealth of valuable customer information stored throughout their organizations. Their customers also have multiple financial relationships with other providers. S1 Enterprise will help financial institutions collect the data from internal and external systems, giving greater insight into customers and the ability to deliver more personalized service. S1 Enterprise will feature fully integrated CRM capabilities so that our financial institution customers can leverage customer information and marketing programs across all customer touch points, helping them create profitable and satisfying customer interactions. Our CRM approach goes beyond the traditional approach by turning information such as alerts, awards and promotions into actionable information at the delivery channel of choice for the financial institution’s customer. This includes multiple delivery channels — not just the call center.

•	S1 Enterprise Delivers Compelling, Personalized Products and Services that help increase customer retention — In order to build customer loyalty, financial institutions need to deliver personalized products and services that are timely, relevant and accurate. S1 Enterprise will help them understand their customer’s buying behaviors, attitudes toward technology and short and long-term financial goals. S1 Enterprise will help financial institutions create more cross-selling opportunities, while maximizing the existing relationships they have established to up-sell additional products and services and to reduce customer turn-over. We believe such personalized service will increase opportunities for cross sell and create more effective push marketing.

•	S1 Enterprise Provides Integration of Multiple Applications and Channels to lower a financial institution’s costs — The S1 Enterprise will deliver integrated solutions across all of an institution’s customer-interaction channels and market segments. Delivering all of these services from a common platform will enable financial institutions to achieve significant cost savings over time. With the deployment of one application, they get the most comprehensive functionality on an open, flexible, and operable industry platform. With multiple applications, they begin to see true economies of scale with the single platform. This not only reduces integration, maintenance and implementation costs, it can also leverage the cross-channel CRM capabilities for more effective personalization and sales opportunities. All of this capability will be delivered while leveraging existing investments in back-office system interfaces.

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

Achieve Financial and Operational Stability through a Combination of Enterprise Revenue Growth and Continued Cost Control

         Within our financial institutions business, we generated approximately 39% of our revenues from a subscription license and services provided to our two major customers (Zurich Insurance Company and State Farm Mutual Automobile Insurance Company) in 2003. The remainder of the revenue was generated from the sale of licenses and services in the global financial services market. In the fourth quarter of 2003, we substantially completed the transition from our legacy Internet-only business to an Enterprise software and services business. During the transition, we experienced a decrease of revenue from legacy Internet-only customers. Zurich, which accounted for approximately $43 million in revenue in both 2002 and 2003 will not generate any revenue for S1 in 2004. Revenue from State Farm of approximately $65 million and $46 million in 2002 and 2003, respectively, is expected to be approximately $40 million in 2004. In addition to these two customers, we had a number of other legacy Internet-only customers that have cancelled their hosting contracts or moved to “in house” implementations contributing to a decrease in data center revenue of approximately $5 million in 2004. We believe the majority of these data center revenue transitions were substantially completed during the third quarter of 2003. We believe the financial institutions segment revenue, excluding Zurich, of $42.4 million for the quarter ended September 30, 2003, represents a stable base from which we expect to grow revenues through the sale of single channel and Enterprise solutions to the marketplace and our existing customer base of over 4,000 financial institutions.

         In 2004, we will continue to sell Enterprise solutions to financial institutions. We expect to generate license revenues and implementation fees from these sales. Once these financial institutions have gone live on one of our solutions, we earn recurring maintenance revenues from these customers. In addition, we believe these Enterprise customers will purchase additional Enterprise applications from us.

         In preparation for the revenue transition discussed above, we made a number of changes to our operating structure which reduced total operating expenses, before restructuring charges, from $310 million in 2002 to $271 million in 2003. These cost savings, achieved through a combination of office consolidation, headcount reduction and other cost control initiatives, helped us generate $22 million of cash from operations, increasing our cash and short-term investments from $143 million at December 31, 2002 to $164 million at December 31, 2003. We believe that the combination of new Enterprise revenue and our continuing focus on cost control will result in the generation of continued positive cash flow from operations and profits in 2004.

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

S1 Products

         We have products that address both the community bank and credit union marketplace, as well as those that address the needs of mid and large-size financial services providers.

         We generate revenues from the following principal product groups: Banking Solutions, Insurance Solutions, CRM Solutions, Website Solutions, Financial Reporting Solutions and Account Aggregation.

     S1 Banking Solutions

         In mid-2003, we delivered the second major release of S1 Enterprise, which included S1 Personal Banking, S1 Business Banking, and S1 Corporate Banking products running on the new S1 Enterprise Platform. These products are primarily focused on meeting the needs of the mid and large-size financial institution. We also delivered a new release of our branch banking applications that integrated with the S1 Enterprise Platform at the core data model level. Going forward, we intend to deliver applications across the entire front-office that are native to the S1 Enterprise Platform. In addition, we will continue to deliver and support more turnkey, packaged applications for Internet and voice banking, which primarily are used by the community bank market and credit unions.

         In the retail and small business banking markets, we offer the following products:

•	S1 Personal Banking gives individual consumers anytime, anywhere access to all of their banking accounts, including deposit, credit card and loan accounts. Functions include the ability to view statements, account activity, and cleared and pending transactions online, to transfer funds between accounts and to pay bills electronically.

•	S1 Business Banking is a comprehensive banking product geared to the unique needs of small business owner-operators. Available services include daily account balance and transaction reporting, disbursement services, payroll, account transfers, wires, and electronic tax payments. Personalization options simplify cash management tasks for easy organization and management of company funds.

•	S1 Internet Banking System (IBS) Retail Banking is designed specifically with the unique needs of the community banking market in mind. This turn-key, more packaged application includes functions such as the ability to view statements, account activity, and cleared and pending transactions online, to transfer funds between accounts and to pay bills electronically.

•	S1 IBS Cash Management System is designed to help community banks deliver services to small businesses in the markets that they serve. Functions include integrated front and back office systems, multiple payment vehicles such as domestic and SWIFT wires, ACH, and EFTPS, integration with the IBS retail Internet banking application and EDI data display.

In the commercial banking area, we offer the following Internet-based applications:

•	S1 Corporate Banking is a comprehensive Internet-based cash management solution that helps financial institutions better serve large corporations on a global basis. This application offers multi-lingual, multi-currency and multi-delivery channel capability to perform such functions as information reporting, global payments, check services, file services and customer administration on a global basis.

•	S1 Trade Finance solutions help financial institutions increase the efficiency of processing their trade transactions. S1 Trade Finance delivers one integrated system to create and report on trade documents from purchase order, to letter of credit, to direct collections. These solutions enhance the risk evaluation process for global trade using optimized workflow and reporting and deliver up-to-date status reports on all outstanding trade finance engagements.

         In the branch automation space, we currently offer the following Java-based products. In 2004, we will focus on delivery of J2EE-based branch and call center applications and expect to deliver a web-based teller application in late 2004.

•	S1 Teller provides the complete set of transactions and core services necessary for fulfilling the rigorous requirements of today’s teller environment, including host communications, sharing and storing of information, cumulative totals, electronic journal, transaction security and approval, and balancing aids.

•	S1 Sales and Service Platform includes an extensive set of transactions, sales tools, and core services that expedite selling new products, as well as servicing existing accounts.

•	S1 Banking Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management that are exclusive to call center operations. The S1 Banking Call Center application integrates with other call center technologies, including integrated voice response (IVR) systems, computer telephony integration servers, and automatic call distributor systems.

         When it comes to voice banking, we currently offer two solutions: (1) a packaged IVR system that is typically used by community banks and mid-size institutions, and (2) a complex set of tools that an institution can use to customize to meet its unique voice banking needs.

•	S1 Voice Banking delivers IVR functionality in a stable, flexible, Windows-based application. With the push of a button or through simple voice commands, users can check on a deposit or account balance, find a CD rate, pay bills or transfer funds.

•	S1/Edify Voice and Speech Recognition products help companies automate their customer service facilities, improving customer satisfaction and enabling new revenue-generating opportunities while reducing operational costs. Edify’s voice and speech applications are scalable, multilingual and flexible, allowing companies to easily integrate multiple backend systems with a variety of contact interfaces. Our voice and speech solutions combine speech recognition, speaker verification, text-to-speech, fax, and touch-tone automation with a powerful application development environment and natural language capabilities to help organizations optimize customer service while lowering costs. Edify’s open, standards-based platform manages millions of customer interactions every day across a broad range of industries.

     S1 Insurance Solutions

         S1 Insurance solutions include products for both the customer and the agent/intermediary. The applications support product sales capabilities as well as self-service capabilities for the property and casualty and life and annuity markets.

•	S1 Consumer Insurance provides the features and functionality to enable insurance providers to improve customer service, acquire new business and reduce costs by providing anytime, anywhere access to meet insurance needs. Customers can view policy information, request changes to their policies, initiate the claims process and get insurance quotes as well as apply and purchase products online.

     S1 CRM Solutions

•	S1 Analytics features easy to use analytical and segmentation tools, comprehensive campaign development and management capabilities, and a unique methodology to drive the results of CRM out to all channels. It permits real time access to customer contact and value information, as well as target campaigns, and significantly enhances the value of CRM efforts.

•	S1 Marketing Center supports the planning and execution of marketing campaigns based on multiple segmentations of customers and prospects. It includes robust inbound and outbound telemarketing features that can be combined with advanced Computer Telephony Integration (CTI) functionality to enhance the efficiency of our customer’s marketing personnel.

•	S1 Sales Center supports sales associates and managers in a telesales or field sales environment by tracking all relevant information and proactively guiding the associate through initiating, closing and tracking opportunities.

•	S1 Support Center enables customer service representatives and managers to create, assign and manage customer support requests such as incidents, problems and resolutions. It provides details of the problem, the ability to request status and history and the ability to suggest products for cross-sell and up-sell.

     Website Solutions

•	S1 Customer Center is a virtual financial lobby which provides customers with a destination web site or portal that gives them access to product information, news and other content, as well as community pages and bulletin boards. The S1 Customer Center enables financial institutions to efficiently create, manage and quantify their web presence.

     Financial Reporting Solutions

•	Under the FRS brand, our financial reporting solutions provide financial institutions worldwide with a suite of optimized regulatory reporting, financial intelligence and analytic solutions. FRS FinancialAnalytics provides a consolidated global data foundation to help banks prepare and comply with Basel II and IAS. FRS Regulatory Reporting eases the burden of complying with national regulatory reporting requirements of central banks, monetary authorities, and other financial regulators in more than 20 countries. More than 600 financial institutions, including 37 of the top 50 European financial institutions and 55 and the top 100 global institutions, utilize our financial reporting solutions.

     Account Aggregation

•	Through our reseller agreement with Yodlee, Inc., which is described in Note 18 to our consolidated financial statements included elsewhere in this report, we provide account aggregation capabilities, which allow the delivery of an integrated balance sheet consolidating, organizing and presenting a consumer’s personal account information from a variety of providers for confidential viewing and access.

S1 Services

         We provide services to assist our customers in the planning, implementation and customization of their applications as well as ongoing maintenance and support and, if desired, application hosting services.

     S1 Hosting Services

         Our hosting services provide operational management and control across the full range of banking, brokerage, insurance, loan, credit card and content applications and information. We host S1 applications for more than 400 customers in our global data center facility in Atlanta, which handles more than 2.5 million transactions every day. Our mature operating environment was designed to address mission-critical operational issues for financial applications, such as security, recovery and availability of data. Our global data center is a hardened facility that can scale to support large volumes of customers.

     S1 Customer Support

         The S1 Customer Support team offers various levels of service to meet an organization’s support needs and budgets:

•	Technical Support — Customer support engineers will work to provide solutions on S1 products;

•	Software Release Management — Software upgrades that include enhancements to our software as well as operational and performance improvements; and

•	Online Support — The S1 Support Website is designed to provide “one-stop” access to technical information for S1 products. The S1 Support Website provides access to technical FAQs, download patches, the latest documentation, and support bulletins.

     S1 Professional Services

         Our professional services team helps financial institutions bring their solutions to market — rapidly and efficiently. Our professional services organization is engaged in the following activities:

•	Project Management — Our project managers are responsible for keeping a project on schedule and within budget throughout the implementation cycle;

•	Custom Software Development — Our developers will customize our solutions to meet the specific business requirements of our customers — from analysis and design to building and testing;

•	Technical Services — Our team will design, implement and test the servers and network infrastructure to support our solutions. Our expertise includes software integration, database services, networking and the applications skills required to deliver secure, robust solutions;

•	Educational Services — Our training professionals help financial institutions train their employees to use our solutions to better serve their customers; and

•	Web Design Services — Our web design group is available to assist with delivery of a complete web presence for financial institutions.

Customers and Markets

            We provide solutions to global financial services organizations as well as regional and community financial institutions. Currently, we serve more than 4,000 banks, credit unions, insurance providers and investment firms. During 2002 and 2003, we had two major customers and during 2001, we had one major customer (defined as those who individually contribute more than 10% of total revenues).

         We provided implementation, hosting and product enhancement services to State Farm Mutual Automobile Insurance Company. Revenues from State Farm were 28%, 22% and 18% of our total revenues during the years ended December 31, 2001, 2002 and 2003, respectively. We expect revenues from this customer to be approximately 18% of our total revenues in 2004.

         The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 15% and 17% of our total revenues during the years ended December 31, 2002 and 2003. These revenues were derived from agreements to provide a subscription license, data center services and professional services, all of which ended during 2003. We will not earn any revenues from Zurich in 2004. This customer contributed less than 10% of our total revenues in 2001.

Strategic Alliances and Partners

         We have built a global network of more than 70 alliances, allowing us to more fully extend our expertise, capabilities, and reach within the financial services industry. We have established strategic, technology, and channel relationships with a number of organizations. We have alliances with companies such as IBM and BearingPoint as well as with numerous core processing vendors, bill payment providers, credit card processing vendors and printed product vendors. In certain geographies, including Asia, the Middle East and some European countries, we are using partners as our primary sales channel to increase our market reach.

Sales and Marketing

         We sell our solutions to small, mid-sized and large financial organizations. Our sales force is comprised of professionals structured in three major regional groups: (i) the Americas region, (ii) the Europe, Middle East and Africa region (EMEA) and (iii) the Asia-Pacific and Japan (APJ) region. We reported revenues of $278.3 million, $292.2 million and $252.6 million in 2001, 2002 and 2003, respectively, of which 76%, 73% and 71%, respectively, were attributed to sales in the United States.

         In the Americas region, our sales force is a mix of named account support, geographic support and inside sales support, depending on the size of the financial institution. The named accounts sales force focuses on developing long-term relationships with senior management team members of financial institutions. Once we have established a relationship with these organizations and their senior management teams, the sales team continues to market additional products and services to them. The sales cycle for large financial institutions generally lasts from six to 18 months. Contracts with these large financial organizations typically have multi-year terms. Sales to the small community and regional financial institutions are executed by a telephone sales team. The sales cycle for these small to mid-sized financial organizations typically lasts from six to nine months, and the contracts entered into with them typically provide for direct delivery and service requirements. In addition, we have relationships with distribution partners, thereby maximizing our market penetration through the reseller channel.

         In the EMEA region, we sell through both a named account structure in specific territories such as the United Kingdom, Belgium, the Netherlands, Germany, France, Luxemburg, Spain and Portugal, and through resellers in other territories such as Switzerland, Italy, the Middle East and Africa. In the APJ region our sales efforts are focused primarily through resellers in countries such as China, Hong Kong, Taiwan, Malaysia and Singapore.

         Within each group are trained sales support personnel who provide functional and technical expertise to maximize the customer’s understanding of S1’s solutions.

         In addition to internal sales efforts and joint efforts with distribution partners, S1 markets its products and services in other ways to build awareness of the S1 brand. Our marketing efforts include participating in and exhibiting at industry conferences and trade shows, hosting an annual users conference, maintaining memberships in key industry organizations and establishing close relationships with industry analysts to help guide product development and marketing efforts.

Product Development

Our product development efforts are focused on:

•	Enhancing the S1 Enterprise Platform. In mid-2003, we delivered the second major release of our flagship suite of products – S1 Enterprise. This release included the delivery of our retail Internet banking, small business Internet banking, corporate cash management and insurance applications on a single platform – the S1 Enterprise Platform. Later in the year, we released a version of our branch automation applications that could integrate with the S1 Enterprise Platform through the common data model. Utilizing leading industry standards such as J2EE, the S1 Enterprise Platform is an open, flexible and scalable architecture that will serve as a common base for S1 product deployments. Its layered framework ensures that all applications are consistent in their interpretation and presentation of all data and that they can be consistently extended, upgraded, maintained and operated. It also allows all applications and channels to access customer information via a single database.

•	Creating Centers of Development Excellence. In 2003, we created centers of development excellence that focus on development and delivery of specific components of our product line. These development centers include Charlotte, North Carolina for banking; Littleton, Massachusetts for insurance; West Hills, California for branch automation; Dublin, Ireland for CRM and the Enterprise Platform; Austin, Texas for community banking and voice banking and Pune, India which provides general development support to the other centers. Atlanta, Georgia serves as the integration center supporting the development centers. Our development center in Pune was developed through a build-to-buy arrangement with an Indian software development company. In 2004, we expect to establish an S1 owned operation in Pune.

•	Enhancing Existing Products and Services. We are developing new functions and features across our entire product line in order to provide a broader range of capabilities and continue to best meet our customers needs.

         We spent $53.9 million, $51.2 million and $45.1 million on product development efforts in 2001, 2002 and 2003, respectively. During 2004, we expect product development costs to be approximately $45 million.

Competition

         The market for financial software is competitive, rapidly evolving and subject to technological change. We currently perceive our near-term competition as coming from primary three areas: (1) in-house development organizations of financial institutions, (2) best of breed solution providers and (3) core processing vendors. We perceive our long-term competition as coming from other enterprise software providers.

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

     Best of Breed Solution Providers

         These vendors offer solutions for a specific line of business and/or channel for the financial institution. In the retail Internet banking space, we compete primarily with Digital Insight Corporation, Financial Fusion (a division of Sybase, Inc.) and Corillian Corporation. In branch banking, we compete primarily with Argo Data Resource, Inc. and Fidelity Information Services, Inc. In business banking, we compete primarily with Fundtech Ltd., Politzer & Haney and Metavante Corporation. In CRM, we compete with Siebel Systems, Inc., PeopleSoft, Inc. and Onyx Software Corporation. We believe the disadvantages associated with a best of breed solution approach include:

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

     Enterprise Solution Vendors

         As we continue to roll out our Enterprise suite in 2004, we believe we may increasingly see interest and competition from various enterprise software and solution providers such as SAP Aktiengesell, Oracle Corporation and PeopleSoft. We believe our advantage in the financial services market will continue to stem from our deep domain knowledge and tight integration with the various key business systems within our financial organization customers base. Additionally, our large installed base will differentiate our ability to establish, deliver and defend our core market over time.

Government Regulation

         We are subject to examination by, and are indirectly regulated by, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the various state financial regulatory agencies that supervise and regulate the banks and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include our internal controls in connection with our performance of data processing services and the agreements giving rise to those processing activities.

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

Employees

         As of February 27, 2004, we had approximately 1,245 employees, including 437 in customer support, hosting services and professional services, 122 in sales and marketing and 386 in product development. In addition to full-time employees, we have used the services of various independent contractors for professional services projects and product development. We also have 217 independent contractors in Pune, India working on product development and professional services activities.

Available Information

         Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available free of charge at our website at www.s1.com as soon as reasonably practicable after we electronically file such materials with, or furnish to, the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains our reports.

Risk Factors

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

Our quarterly operating results may fluctuate and any fluctuations could adversely affect the price of our common stock

         Our quarterly operating results have fluctuated significantly to date. If we fail to meet the expectations of securities analysts or investors as a result of any future fluctuations in our quarterly operating results, the market price of our common stock would likely decline. We may experience fluctuations in future quarters because:

•	we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;

•	the length of our sales cycle to large financial organizations generally lasts from six to eighteen months, which adds an element of uncertainty to our ability to forecast revenues;

•	if we fail to introduce new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;

•	our ability to expand the mix of distribution channels through which our products are sold may be limited;

•	our products may not achieve widespread consumer acceptance, which could cause our revenues to be lower than expected;

•	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and / or the gross margins associated with this revenue;

•	our sales may be constrained by the timing of releases of third-party software that works with our products; and

•	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses in the short term if revenues decrease.

In 2004, we will depend on one customer for a significant portion of our revenue and if that customer terminates its contract with us, our revenues and financial performance would decline

         In 2002 and 2003, we derived 37% and 35% of our total revenues from two customers, respectively. One customer accounted for 28%, 22% and 18% of our total revenue in 2001, 2002 and 2003, respectively. Over the past three years, this customer has moved from a period of heavy investment and is now entering a stable maintenance state with their applications. We expect revenues from this customer to be approximately 18% of our total revenues in 2004. In 2002 and 2003, another customer accounted for 15% and 17% of our total revenues. Revenues from this customer were derived from a subscription license, professional services and a hosting agreement all of which ended in 2003. We do not expect to completely replace the loss of revenue from this customer in 2004.

We have experienced substantial losses and may not achieve and/or maintain profitable operations in the future

         Although we were profitable in the fourth quarter of 2002 and the fourth quarter of 2003, we incurred losses in fiscal years 2001, 2002 and 2003. In the past, we approved restructuring plans to streamline our worldwide operations and to reduce our total operating expenses. We continue to review our cost structure on a worldwide basis and look for additional ways to streamline our operations. We believe our efforts to streamline operations, including headcount reductions and consolidation of our operating facilities, have resulted in cost savings that have improved our margins and our cash flows from operating activities during 2001, 2002 and 2003. We cannot ensure that our efforts to streamline our operations will improve our financial performance, or that we will be able to achieve profitability on a quarterly or annual basis in the future. We generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may experience losses, which could negatively impact the value of our common stock.

We are engaged in offshore software development activities, which may not be successful and which may put our intellectual property at risk

         In order to optimize available research and development resources and meet development timeframes, we established a relationship with an Indian-based development organization in 2001 to outsource portions of our product development. In 2002 and 2003, we expanded this relationship resulting in the establishment of a development center in India. We also have a development center in Dublin, Ireland. While our experience to date with these offshore development activities has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:

•	communications and information flow may be less efficient and accurate as a consequence of the time, distance and language differences between our primary development organization and the foreign based activities, resulting in delays in development or errors in the software developed;

•	potential disruption from the involvement of the United States in the conflicts in the Middle East region;

•	ramp-up time for our Indian based development efforts may adversely impact the ability to meet anticipated schedules;

•	the quality of the development efforts undertaken off-shore may not meet our requirements because of language, cultural and experiential differences, resulting in potential product errors and/or delays;

•	we have experienced a greater level of voluntary turnover of personnel in India than in other development centers which could have an adverse impact on efficiency and timeliness of development as well as the opportunity for misappropriation of our intellectual property; and

•	in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk of the potential for misappropriation of our intellectual property that might not be readily discoverable.

Acquisitions and divestitures may be costly and difficult to integrate / divest, divert management resources or dilute stockholder value

         We acquired one company in 2001 and two companies in the first quarter of 2002. We sold one company in January 2001. The integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. We have encountered difficulties, costs and delays in integrating the acquired operations with our own and may continue to do so in the future. Among the issues related to integration are:

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

A significant portion of our customers are in a consolidating financial services industry, which is subject to economic changes that could reduce demand for our products and services

         For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solution or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged into or acquired by another company.

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

Future sales of our common stock in the public market could negatively affect our stock price

         If our stockholders sell substantial amounts of our common stock, including shares issued when options and warrants are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of March 5, 2004, we had 70.9 million shares of common stock outstanding, assuming no exercise of outstanding options or warrants or conversion of preferred stock. As of March 5, 2004, there were outstanding employee stock options to purchase 15.1 million shares of our common stock, options and warrants to acquire 0.1 million shares of our common stock, and 0.8 million shares of preferred stock convertible into an aggregate of 1.1 million shares of our common stock. The common stock issuable after vesting and upon exercise of these options and warrants and upon conversion of this preferred stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall. Some of the holders of restricted shares of our common stock, our preferred stock and vested options or warrants have rights that may require us to register shares of common stock with the Securities and Exchange Commission. By exercising their registration rights and causing a large number of shares to be sold in the public market, these stockholders could cause the market price of our common stock to fall.

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

Our market is highly competitive and if we are unable to keep pace with evolving technology our revenue and future prospects may decline

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

International operations may adversely affect us

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

         We maintain our international executive offices and a significant portion of our maintenance, consulting, and research and development operations in Europe. Therefore, our operations may also be affected by economic conditions in Europe. The risks associated with international operations may harm our business.

We are involved in litigation over proprietary rights, which may be costly and time consuming

         We have received a claim that certain of our products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on the intellectual property rights of others. Those claims, with or without merit, could:

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

If we are unable to attract and retain highly skilled technical employees, we may not be able to compete

         Based on the need for highly skilled technical employees, we believe that our future success will depend in large part on our ability to attract and retain highly skilled technical personnel. Because the development of our software requires knowledge of computer hardware, as well as a variety of software applications, we need to attract and retain technical personnel who are proficient in all these disciplines. There is substantial competition for employees with the technical skills we require. If we cannot hire and retain talented technical personnel, this could adversely affect our growth prospects and future success.

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

Item 2. Properties.

         Our executive offices and our headquarters for our financial institutions segment are located in Atlanta, Georgia. For our financial institutions segment, our primary office for EMEA operations is in the United Kingdom and our primary office for APJ operations is in Singapore. Our global data center is located in the Atlanta metropolitan area. We also have data center operations in New York and Singapore. We maintain additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; New York, New York; Guilford, Connecticut and West Hills, California. We maintain additional international offices in Brussels, Beijing, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Munich, Paris, and Rotterdam. We lease all of our office space and data center facilities.

         Our Edify business segment is headquartered in Santa Clara, California and maintains offices in the United Kingdom, Ireland and France.

Item 3. Legal Proceedings.

         Except as noted below, there is no material pending legal proceeding, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

         As previously reported, S1 Corporation and its subsidiary Davidge Data Systems were involved in litigation with Scottrade, Inc. and Computer Research, Inc. In March 2004, we reached an agreement-in-principle with the parties involved in this matter and expect to settle on undisclosed terms all claims that have been asserted or could have been asserted in connection with this matter.

     As previously reported, S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. There can be no assurance on the ultimate outcome of this matter. An adverse judgment or settlement could be material to our financial position and results of operations.

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

	High	Low
2002
First Quarter	$20.13	$13.35
Second Quarter	15.45	5.16
Third Quarter	7.30	3.76
Fourth Quarter	6.70	3.41
2003
First Quarter	$5.78	$4.50
Second Quarter	5.15	3.50
Third Quarter	5.45	3.45
Fourth Quarter	9.60	4.93

         As of the close of business on March 5, 2004, there were 674 holders of record of our common stock. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future, although there are no restrictions on our ability to do so.

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

	Year Ended December 31,
	1999	2000(1)	2001(2)	2002(3)(4)	2003(4)
		(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$92,890	$233,888	$278,310	$292,169	$252,581
Net loss	(125,087)	(1,177,678)	(221,543)	(16,397)	(38,172)
Basic and diluted net loss per common share	(4.28)	(21.77)	(3.74)	(0.24)	(0.55)

	As of December 31,
	1999	2000	2001	2002	2003
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$67,850	$153,504	$119,632	$127,842	$150,064
Short-term investments	—	19,762	28,818	14,843	14,126
Working capital	96,226	165,704	129,827	120,864	125,940
Goodwill, net	788,293	195,428	79,723	106,971	93,462
Total assets	1,132,487	606,704	372,037	376,974	337,088
Notes payable	6,351	3,822	—	—	—
Capital lease obligation, excluding current portion	1,086	6,226	1,450	185	523
Stockholders’ equity	990,807	467,745	274,618	279,761	243,814

	Year Ended December 31,
	1999	2000(1)	2001(2)	2002(3)	2003
		(in thousands)
Other Selected Data:
Cash (used in) provided by operating activities	$(30,037)	$(150,712)	$11,894	$21,421	$22,374
Depreciation	6,924	25,891	29,252	22,635	16,915
Amortization and impairment of acquisition intangible assets	40,206	1,080,321	79,787	17,460	17,392
Weighted average common shares outstanding	29,228	54,096	59,242	67,725	69,872

(1)	Our net loss, net loss per share and cash flows for the year ended December 31, 2000 were affected by the results of the operations from acquired businesses, including FICS Group, N.V. (November 1999), Edify Corporation (November 1999), VerticalOne Corporation (November 1999) and Q-Up Systems, Inc (April 2000). Revenues and expenses from the operations of these acquired businesses were included in our operations from their respective dates of acquisition. Our net loss and net loss per share for the year ended December 31, 2000 included an impairment charge of $664.9 million for goodwill and other intangible assets.

(2)	Our net loss and net loss per share for the year ended December 31, 2002 were affected by the loss on the sale of VerticalOne of $52.3 million and charges of $61.9 million from our equity in Yodlee.

(3)	Our net loss, net loss per share and cash flows for the year ended December 31, 2002 were affected by the results of operations from acquired businesses, including Software Dynamics, Inc. (September 2001), Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd. (March 2002). Revenues and expenses from the operations of these acquired businesses were included in our operations from their respective dates of acquisition.

(4)	Our net loss and net loss per share for the years ended December 31, 2002 and 2003 were positively affected by the adoption of a new accounting principle, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Effective January 1, 2002, we stopped amortizing goodwill and assembled workforce, which was reclassified to goodwill.

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

Executive Overview

         We operate and manage S1 in two business segments: financial institutions, which is our core business segment, and the Edify business. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenues by charging our customers a periodic fee for maintenance and software support.

         Within our financial institutions business, we generated approximately 39% of our revenues from licenses and services provided to our two major customers (State Farm Mutual Automobile Insurance Company and Zurich Insurance Company). The remainder of the revenue was generated from the sale of licenses and services in the global financial services market. In the fourth quarter of 2003, we substantially completed a transition from our legacy Internet-only business to an Enterprise software and services business. During the transition, we experienced a loss or decrease of revenue from legacy Internet-only customers. Zurich, which accounted for approximately $43 million in revenue in both 2002 and 2003 will not generate any revenue for S1 in 2004. Revenue from State Farm of approximately $65 million and $46 million in 2002 and 2003, respectively, is expected to be approximately $40 million in 2004. In addition to these two customers, we had a number of other legacy Internet-only customers that have cancelled their hosting contracts or moved to “in house” implementations contributing to an anticipated loss of data center revenue from 2003 to 2004 of approximately $5 million. We believe the majority of these data center revenue transitions were substantially completed during the third quarter of 2003.

         We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region and (ii) the International region, consisting primarily of Europe, Middle East and Africa (EMEA) and Asia-Pacific and Japan (APJ). Our S1 Enterprise solutions target banks, credit unions and insurance companies. We have over 4,000 financial institution customers; the majority of which are located in the United States.

         Through our Edify business segment, we deliver voice and speech solutions for companies in a wide range of industries. Edify’s products help companies automate their customer service facilities, improve customer satisfaction and create new revenue generating opportunities, while reducing operational costs. Edify’s voice and speech applications are scalable, multilingual and flexible, allowing companies to easily integrate multiple back-end systems with a variety of contact interfaces. Edify’s voice and speech solutions combine speech recognition, speaker verification, text-to-speech, fax, and touch-tone automation with a powerful application development environment and natural language capabilities to help organizations optimize customer service while lowering costs.

         During the nine-month period from July 1, 2002 through March 31, 2003, we reported the Edify business as “held for sale.” In April 2003, we terminated our efforts to divest the Edify business. We considered our inability to sell the Edify business on terms that were acceptable to us a triggering event under SFAS No. 142 and 144 that required us to perform a current assessment of the carrying value of the Edify business. Based on our analysis of fair value for the Edify business, including estimates we based on discounted future cash flows, market valuations of comparable businesses and offers from potential buyers, we concluded that the fair value of the Edify business was less than its carrying value. Accordingly, we allocated our estimate of fair value for the unit to the existing assets and liabilities of the Edify business as of March 31, 2003, resulting in a goodwill impairment charge of $11.7 million and accelerated amortization on other intangible assets (developed technology and customer base) and purchased software of $1.2 million and $0.5 million, respectively.

         Our results of operations and cash flows for the year ended December 31, 2002 were affected by the results of operations from acquired businesses, including Software Dynamics, Inc. (September 2001), Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd. (March 2002). Revenues and expenses from the operations of these acquired businesses were included in our operations from their respective dates of acquisition. During the year ended December 31, 2002, we recorded total revenues of $41.9 million in these acquired businesses. We believe that the results achieved in the acquired businesses significantly exceeded those which they would have achieved on a stand-alone basis. We made these acquisitions because the acquired products and technologies are integral to our S1 Enterprise suite of applications. We have been able to cross sell existing S1 offerings into the acquired customer base and acquired product offerings into our existing customer base. Furthermore, we believe that we have been able to leverage our combined resources to increase the sales opportunities for these acquired products, especially those of SDI, whose revenues increased approximately 68% during the nine months ended September 30, 2002 over the same period in 2001, respectively. You should also read our discussion of “Acquisitions” below and in Note 3 to our consolidated financial statements.

         Excluding merger related costs and restructuring charges of $19.9 million in 2003, $2.4 million in 2002 and $9.3 million in 2001, our total operating expenses were $270.7 million in 2003, $310.4 million in 2002 and $381.8 million in 2001. During 2002 and 2003, we focused on activities to reduce our total operating costs in each of our business segments in order to align our operating costs with our expected 2004 revenues. In 2003, management approved restructuring plans in the financial institutions and Edify segments to reorganize our worldwide operations by reducing the work force, relocating and consolidating certain office facilities and selling certain corporate assets. In connection with these plans, we recorded restructuring charges of $21.2 million during the year ended December 31, 2003. In total, we eliminated approximately 200 positions worldwide and closed or consolidated office facilities. As of December 31, 2003, we believe the reorganization of our businesses are substantially complete, although we continue to look for additional ways to streamline our global operations.

         In 2002 and 2003, our results of operations were positively affected by the adoption of a new accounting principle, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Effective January 1, 2002, we stopped amortizing goodwill and assembled workforce, which was reclassified to goodwill. SFAS No. 142 prohibits retroactive application of this new accounting treatment. Pro forma results for 2001 are presented in Note 8 to our consolidated financial statements giving effect to the accounting change as if it were applicable to those prior periods.

         Throughout 2002 and 2003, we continued to invest in the development of our new integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. In the first quarter of 2002, we released for general availability the first two applications to be deployed on the S1 Enterprise Platform: S1 Personal Banking and S1 Business Banking. In 2003, we released for general availability additional applications for the S1 Enterprise Platform including: retail Internet banking, small business Internet banking, corporate cash management and branch automation. As of the date of this report, over forty financial institutions are in production mode with a hosted or on-premise S1 Enterprise solution.

         Historically, we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. If technological feasibility is reached earlier in the development cycle, we may be required to capitalize certain software development costs in the future.

Revenue from Significant Customers

         Within our financial institutions business, we generated approximately 39% of our revenues from license and services provided to our two major customers (State Farm Mutual Automobile Insurance Company and Zurich Insurance Company) in 2003.

         Revenues from State Farm were 33%, 26% and 20% of our financial institution revenues and 28%, 22% and 18% of our total revenues during the years ended December 31, 2001, 2002 and 2003, respectively. Revenues from State Farm for the year ended December 31, 2003 decreased approximately $20 million from the same period in 2002 due to a decrease in projects performed for them in 2003. We expect State Farm to contribute approximately 21% of our financial institution segment revenue for 2004. Over the past three years, State Farm has moved from a period of heavy investment in its Internet solutions including migrating its insurance application to S1 Enterprise and is now entering a stage of reduced investment and maintenance of the applications.

         In March 2003, we amended the terms of our data center arrangement with Zurich to shorten the term over which services would be provided and payments received associated with the provision of data center services by S1. Revenue of $8.6 million from the data center contract, which would have been recognized ratably throughout 2003 and 2004 under the previously amended terms of the agreement, was accelerated and recognized entirely in the first six months of 2003. Associated direct costs of $2.6 million were accelerated over the same period. Zurich accounted for 17% and 19% of our revenues from our financial institutions segment and 15% and 17% of our total revenues during the year ended December 31, 2002 and 2003, respectively. For the year ended December 31, 2003, $32.7 million of the revenue earned from Zurich was from a subscription license, which expired on December 31, 2003. We do not expect to earn any revenue from Zurich in 2004 and beyond. This customer accounted for less than 10% of our total revenues in 2001.

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

Restructuring Charges

         In 2003, management approved restructuring plans in the financial institutions and Edify segments to reorganize our worldwide operations by reducing the work force, relocating and consolidating certain office facilities and selling certain corporate assets. In connection with these plans, we recorded restructuring charges of $21.2 million during the year ended December 31, 2003. In total, we eliminated approximately 200 positions worldwide and closed or consolidated office facilities.

         In the domestic operations of our financial institution segment, we recorded $6.2 million in restructuring charges during the year ended December 31, 2003, which were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and other corporate charges. In 2003, we consolidated our U.K. data center operations into our global hosting center in Atlanta, relocated our remaining U.K. operations to a smaller facility, decreased our workforce both in our European and APJ operations and closed offices in our APJ operations. As a result, in 2003, we recorded restructuring charges of $9.4 million in our European operations and $1.3 million in our APJ operations. These charges were comprised of accelerated depreciation of assets, severance costs, other related costs to relocate the data center operations, losses on the vacated office space and the write off of abandoned leasehold improvements. In the third quarter of 2003, we completed the process of reorganizing our Edify business to align costs with expected revenues. As a result, we hired a new general manager, reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $4.3 million for the year ended December 31, 2003.

         In 2002, we recorded a charge of $0.7 million for excess office space in our Edify business.

         Prior to 2001, we approved a restructuring plan that included plans to close several of our facilities worldwide. During 2001, we determined that, as a result of a softening in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the currently anticipated costs and the restructuring accrual was adjusted resulting in a charge of $5.7 million. In 2001, we approved a restructuring plan to streamline our European operations. In connection with this plan, we reduced our European workforce by 77 people and consolidated the majority of our European operations into two locations, resulting in a charge of $5.6 million.

         We undertook these restructuring activities in 2001, 2002 and 2003 to streamline our worldwide operations following a period of multiple business acquisitions and to reduce our operating expenses to a level that we believe is appropriate based on our estimate of future revenues. We achieved cost savings from these activities throughout the geographic and functional areas of our operating segments. For additional information about these restructuring activities, including tabular presentation of our restructuring charges, see note 9 to our consolidated financial statements contained elsewhere in this report.

         We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring charges of approximately $11.4 million, of which we expect to pay $4.4 million in 2004.

         Adjustments to the restructuring accrual may be recorded in the future due to changes in estimates of lease termination reserves arising from changing real estate market conditions.

Merger Related Costs

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

         In 2003, we decreased our merger related reserve for legal claims by $0.8 million, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve two legal matters during 2003 for less than previously estimated. Additionally in 2003, we reduced our merger related accrual by $0.5 million when we determined that we had an alternate use for excess office space that was reserved when we completed the acquisition of Point in March 2002.

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

         Critical accounting policies are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies include those related to:

•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	determination of technological feasibility and capitalization of software development costs;

•	recognition of costs in connection with restructuring plans and merger-related activities; and

•	reserve for contingencies.

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

         Data center revenue. We recognize data center revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” We also consider the applicability of Emerging Issues Task Force Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to our data center arrangements on a contract-by-contract basis. If it is determined that a software element covered by SOP No. 97-2 is present in a hosting arrangement, the license, professional services and data center revenue is recognized pursuant to SOP No. 97-2. If it is determined that a software element covered by SOP No. 97-2 is not present in a hosting arrangement, we recognize revenue for the arrangement pursuant to SAB No. 104 and EITF 00-21.

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

         Estimation of allowance for doubtful accounts and billing adjustments. We are required to report accounts receivable at the amount we expect to collect from our customers. As a result, we are required to use our judgment to estimate the likelihood that certain receivables may not be collected or that we might offer future discounts or concessions for previously billed amounts. As a result, we have established a discount allowance for estimated billing adjustments and a bad debt allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for bad debts as a component of selling expense. We review specific accounts for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs. These estimates are based on historical discounts, concessions and bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Accordingly, our judgments and estimates about the collectibility of our accounts receivable affect revenue, selling expense and the carrying value of our accounts receivable.

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

         During 2001, we recorded impairment charges in the aggregate amount of $4 million for cost-basis investments that we deemed were impaired. Additionally, we recorded an $8.4 million impairment charge during the fourth quarter of 2001 on our investment in Yodlee. See further discussion of our equity investment in Yodlee in Note 4 to the consolidated financial statements. In 2003, we sold one cost-basis investment at a loss of approximately $0.6 million. The aforementioned impairment charges required considerable analysis and judgment in determining the timing and amount of the charges. If other assumptions and estimates were used in our evaluations, the timing and amount of the charges may have been significantly different. At December 31, 2003, the carrying value of these investments was $1.0 million.

         SFAS No. 142, “Goodwill and Other Intangible Assets” which we adopted on January 1, 2002, requires us to perform an annual test of goodwill value to determine whether or not it has been impaired. Based on the results of our initial and annual tests, except as explained in the following paragraph, the fair value of our reporting units exceeds their carrying value. While we no longer record amortization expense for goodwill and other indefinite lived intangible assets, future events and changes in circumstances may require us to record a significant impairment charge in any given period.

         In the first quarter of 2003, we terminated our efforts to divest the Edify business. We considered our inability to sell the Edify business on terms that were acceptable to us a triggering event under SFAS No. 142 and 144 that required us to perform a current assessment of the carrying value of the Edify business. Based on our current analysis of fair value for the Edify business, including estimates we based on discounted future cash flows, market valuations of comparable businesses and offers from potential buyers, we concluded that the fair value of the Edify business was less than its carrying value. Accordingly, we allocated our estimate of fair value for the unit to the existing assets and liabilities of the Edify business as of March 31, 2003, resulting in a goodwill impairment charge of $11.7 million and accelerated amortization on other intangible assets (developed technology and customer base) and purchased software of $1.2 million and $0.5 million, respectively.

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

         Recognition of costs in connection with restructuring plans and merger-related activities. During the last three years, we recorded charges in connection with various restructuring activities. Additionally, we recorded merger related charges related to a reorganization of our European operations in connection with the acquisition of Point in the second quarter of 2002. See further discussion of the terms of these charges in Note 9 to the consolidated financial statements.

         Following the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we establish a liability for the estimated fair value of exit costs at the date we incur a liability under an approved restructuring plan. At that time, and thereafter until the plan activities are complete, the actual costs or timing of payments associated with the plan may differ from our estimates. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the exit costs. If we believe that our previous estimates of exit costs or timing of payments are no longer accurate in light of current conditions, we adjust the liability with a corresponding increase or decrease to current period earnings. Any adjustments to estimates of our exit costs under restructuring plans are reflected on the same line item in the statement of operations as the initial charge to establish the restructuring liability. Additionally, in periods subsequent to the initial measurement, we increase the carrying amount of the liability by the amount of accretion recorded as an expense due to the passage of time. This charge is included in “Other Expense.”

         Accrued restructuring costs at December 31, 2003 reflect our estimate of the fair value of future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans, offset by our estimate of the fair value of sublease income for this space. The determination of fair value is based on a discounted future cash flow model using a credit-adjusted risk-free rate. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the office space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions. Actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows.

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

         Reserve for contingencies. When a loss contingency exists, we are required to evaluate the likelihood that a future event or events will confirm the loss. SFAS No. 5 “Accounting for Contingencies” states that a company must accrue for a loss contingency by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and that the amount of loss can be reasonably estimated.

Recent Accounting Pronouncements

         In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As we have already incorporated EITF 00-21 and SAB 101 into our revenue recognition policies, the adoption of SAB 104 did not have a significant impact on our financial statements.

Results of Operations

         The following table sets forth our statement of operations data for the three years ended December 31, 2001, 2002 and 2003 and the percentage of total revenues of each line item for the periods presented.

         Our results of operations for the year ended December 31, 2002 and 2003 include the acquired operations SDI, Regency and Point, hereafter collectively referred to as the “acquired businesses,” from their respective dates of acquisition. SDI was acquired in September 2001; accordingly the results for that year include SDI’s results for only one quarter.

	2001		2002		2003
Revenues:
Software licenses	$71,385	26%	$88,742	30%	$61,619	24%
Support and maintenance	40,995	15%	59,814	21%	59,382	24%
Professional services	111,965	40%	101,779	35%	83,453	33%
Data center	52,915	19%	40,560	14%	45,210	18%
Other	1,050	0%	1,274	0%	2,917	1%

Total revenues	278,310	100%	292,169	100%	252,581	100%

Direct costs:
Software licenses	4,017	1%	6,973	2%	4,048	2%
Professional services, support and maintenance	93,684	34%	90,775	31%	85,572	34%
Data center	27,055	10%	22,919	8%	23,062	9%
Other	751	0%	1,267	1%	2,623	1%

Total direct costs	125,507	45%	121,934	42%	115,305	46%

Gross margin	152,803	55%	170,235	58%	137,276	54%

Operating expenses:
Selling and marketing	53,919	19%	58,140	20%	39,125	15%
Product development	53,925	19%	51,178	18%	45,148	18%
General and administrative	39,438	14%	38,701	13%	36,817	14%
Depreciation	29,252	11%	22,635	8%	16,915	7%
Merger related and restructuring costs	9,260	3%	2,417	1%	19,858	8%
Acquired in-process research and development	—	0%	350	0%	—	0%
Amortization and impairment of acquisition intangible assets	79,787	29%	17,460	6%	17,392	7%

Total operating expenses	265,581	95%	190,881	66%	175,255	69%

Operating loss	(112,778)	-40%	(20,646)	-8%	(37,979)	-15%
Interest, investment and other income, net	3,066	1%	1,479	1%	90	0%
Loss on sale of subsidiaries	(53,186)	-19%	—	0%	—	0%
Equity in net loss of affiliate	(61,900)	-23%	—	0%	—	0%
Income tax benefit (expense)	3,255	1%	2,770	1%	(283)	0%

Net loss	$(221,543)	-80%	$(16,397)	-6%	$(38,172)	-15%

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

         Revenues. The following table sets forth selected revenue data for the years ended December 31, 2003 and 2002.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Year Ended December 31, 2003:
Financial institutions, excluding Zurich	$22,158	$45,158	$76,276	$36,576	$2,910	$183,078
Zurich	32,704	—	1,500	8,634	—	42,838

Financial institutions	54,862	45,158	77,776	45,210	2,910	225,916
Edify	7,745	16,403	5,872	—	7	30,027
Eliminations	(988)	(2,179)	(195)	—	—	(3,362)

Total	$61,619	$59,382	$83,453	$45,210	$2,917	$252,581

Year Ended December 31, 2002:
Financial institutions, excluding Zurich	$35,105	$42,016	$92,071	$34,660	$1,274	$205,126
Zurich	31,789	1,745	3,392	5,900	—	42,826

Financial institutions	66,894	43,761	95,463	40,560	1,274	247,952
Edify	21,910	17,303	8,140	—	—	47,353
Eliminations	(62)	(1,250)	(1,824)	—	—	(3,136)

Total	$88,742	$59,814	$101,779	$40,560	$1,274	$292,169

         Total revenues decreased by $39.6 million to $252.6 million for 2003 compared to $292.2 million for 2002, a decrease of 14%. This decrease is attributable to a $27.1 million decrease in software license revenue and a $18.3 million decrease in professional services revenue, offset in part by a $4.7 million increase in data center revenues. Our financial institutions segment generated $225.9 million of revenue in 2003 compared to $248.0 million for 2002, a decrease of 9%. Revenues from our Edify business segment were $30.0 million for 2003, a 37% decrease from $47.4 million in 2002. Below is a detailed discussion of changes in revenue by revenue type.

         Software license revenues for our financial institutions segment were $54.9 million for 2003, a $12.0 million decrease from 2002. License revenue earned from Zurich was $32.7 million for 2003 and $31.8 million for 2002. This revenue was earned from a subscription license that expired in December 2003. We will not earn any license revenue from Zurich in 2004 and beyond. License revenues declined in 2003 primarily due to an increase in the number of contracts signed that required accounting for under the percentage of completion method based on the terms of the agreement. As a result, license revenues for these contracts are generally recognized over time as the related implementation and customization services are provided, as opposed to “up front” when the software is delivered in accordance with Statement of Position No. 97-2.

         Software license revenues for our Edify business segment were $7.7 million for 2003, a decrease of $14.2 million from 2002. We believe the following items contributed to the decrease: (1) poor economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and (2) the impact on the business of the reorganization activities. During the third and fourth quarters of 2003, we experienced an improvement in Edify sales activity as the business began to stabilize under new management. We expect continued stability in Edify sales as economic conditions continue to improve in the primary markets served by Edify.

         Support and maintenance revenues for our financial institution segment were $45.2 million for 2003, an increase of $1.4 million or 3% from $43.8 million in 2002. This increase is attributable to new customer maintenance contracts signed from customers who purchased new licenses in 2002 and 2003; partially offset by the attrition from our Internet-only legacy customers and a $1.7 million decrease in support and maintenance fees earned from Zurich. We believe that the attrition of legacy customers is substantially complete and that support and maintenance revenues from our financial institution segment will continue to grow from a stable base of approximately $10 million per quarter.

         Support and maintenance revenues for the Edify business were $16.4 million for 2003, a decrease from $17.3 million for 2002 due principally to customer attrition. The reduction in maintenance is directly related to the downturn in the economy during 2001 and 2002, which saw a certain portion of Edify’s base of customers discontinue maintenance or shut down applications altogether. We believe the quarterly run rate of $4 million at December 31, 2003 represents a stable base for the company.

         Professional services revenues from our financial institution segment were $77.8 million for 2003, a $17.7 million decrease from $95.5 million for 2002. The decrease is primarily attributable to the $18.5 million decrease in professional services revenues from State Farm and a $1.9 million decrease in professional services revenues from Zurich. Over the past three years, State Farm has moved from a period of heavy investment in its Internet solutions including migrating its insurance application to S1 Enterprise and is now entering a stable maintenance state with their applications. We believe the reported quarterly revenue at September 30, 2003 of $17 million represents a stable base from which to grow. Therefore, professional services revenues from our financial institutions segment will grow on a quarterly basis, as revenues from new projects will replace revenues lost to the completion of current projects.

         The Edify business recorded $5.9 million of revenue for professional services for 2003 compared to $8.1 million for 2002. This decrease is attributable to the decrease in software sales and related implementation projects. We expect professional services to remain stable in 2004, as revenues from new projects should replace those lost to the completion of current projects.

         Data center revenues were $45.2 million for 2003, an increase of $4.7 million for 2002. The increase resulted primarily from the acceleration of data center revenues from Zurich (as discussed in the “Overview”). Increases in data center revenues from new and existing clients were nearly offset by other reductions in transitioning legacy customer revenues (as discussed in the “Overview”). With the transition completed at end of our third quarter 2003, we believe data center revenues will increase from a stable base of approximately $9 million per quarter as new customers are added and our existing customers continue to increase their number of end users.

         Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold and is not typical in our sales arrangements. In 2003, we recorded $2.3 million in revenue for third-party hardware delivered from inventory to one financial institution customer. The related cost of the hardware sold is included in “cost of other revenue” as the hardware is delivered. There is only minimal gross margin associated with other revenue.

         Direct Costs and Gross Margins. Direct costs decreased $6.6 million to $115.3 million for the year ended December 31, 2003 from $121.9 million for 2002. Overall gross margins were 54% and 58% for the years ended December 31, 2003 and 2002, respectively. The overall decrease in direct costs was principally due to a $5.2 million reduction in cost of professional services, support and maintenance related to lower staffing levels and reduced facilities costs resulting from the consolidation of offices and a decrease in royalties and other third party fees paid on a lower base of sales (especially in the Edify business). These decreases were offset in part by the establishment of accruals for professional services costs, as discussed below, and the cost of the pass-through hardware (approximately $2.2 million) delivered to one customer in 2003. The decrease in gross margins was primarily due to the mix of revenue earned and a decrease in gross margins for professional services, support and maintenance, from 44% in 2002 to 40% in 2003. Software license revenues represented 24% and 30% of total revenues for the years ended December 31, 2003 and 2002, respectively. Historically, the gross margins on software licenses have been higher than the gross margins on professional service, support and maintenance and data center fees. Therefore, a significant decrease in license revenues as a percentage of total sales negatively affects the overall gross margin percentages. Gross margins on professional services decreased as the amount of revenue from State Farm decreased. We expect a significant decrease in license revenue margin in 2004 following the expiration of the Zurich subscription license in December 2003.

         Direct costs exclude charges for depreciation of property and equipment and the amortization of purchased technology.

         Costs of software licenses principally consist of royalties paid to third parties. Historically, royalties paid on our financial institution software product sales have been minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. We anticipate that costs of software licenses will increase in future periods as we license and install more of our new S1 Enterprise products because these products include some software components that we license from third parties; however, the costs of software licenses will continue to vary with the mix of products sold.

         Software licenses costs for our financial institutions segment increased to $1.6 million in 2003 from $0.5 million in 2002, resulting from a higher volume of product sales including third party software components. Software license costs for the Edify business decreased to $3.5 million in 2003 from $6.5 million in 2002 due to the decrease in product sales and a reduction in the cost of third party voice recognition software.

         Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs.

         Direct costs associated with professional services, support and maintenance were $85.6 million for the year ended December 31, 2003, a decrease of $5.2 million from 2002. This decrease resulted from reductions in professional services headcount, outside contractors and associated facilities costs to a level that is more closely aligned with the projects and services under contract. This decrease was partially offset by the accrual of approximately $3.2 million for the estimated future costs to complete service projects where our expected costs will exceed the contractual revenues. Gross margins for professional services and customer support and maintenance increased due to the revenue mix between lower margin professional services and higher margin support revenues.

         Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs increased $0.2 million to $23.1 million for the year ended December 31, 2003 from $22.9 million for 2002. The increase resulted from the acceleration of data center costs of $1.8 million in the first and second quarters of 2003 associated with the amendment of the Zurich contract, as well as the incremental costs incurred to the transfer the remaining data center business from the U.K. to our global hosting center in Atlanta, Georgia. In 2004, we expect data center costs to be 8% to 12% lower than 2003 related to fewer facilities and increased efficiencies in operations. Data center margins are expected to increase in 2004 related to revenue growth and cost containment.

         Selling and Marketing. For the year ended December 31, 2003, selling and marketing expenses decreased $19.0 million to $39.1 million from $58.1 million in 2002. Selling and marketing expenses decreased $11.8 million and $7.2 million in our financial institutions and Edify segments, respectively, as a result of headcount reductions and the related decrease in compensation expense, other payroll related expense and benefits, and travel expenses.

         Product Development. Total product development expenses decreased $6.1 million to $45.1 million for the year ended December 31, 2003 from $51.2 million for 2002. We achieved cost savings from the realignment of our product development organization in 2002, including replacing outside contractors in our domestic operations with lower cost offshore contractors in India and our development center in Ireland.

         Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if we reach technological feasibility earlier in the development cycle, we may be required to capitalize certain software development costs in the future.

         General and Administrative. General and administrative expenses were $36.8 million for the year ended December 31, 2003 compared to $38.7 million for 2002, a decrease of $1.9 million or 5%. As a percentage of revenues, general and administrative expenses increased slightly to 14% for the year ended December 31, 2003 from 13% for the same period in 2002. The decrease in general and administrative expenses resulted principally from a decrease in administrative headcount, recruiting fees and professional fees, offset by a $4.5 million reserve for loss contingencies established in the fourth quarter of 2003. We expect general and administrative expenses to be approximately 10% to 12% of revenue in 2004.

         Depreciation. Depreciation decreased $5.7 million to $16.9 million for the year ended December 31, 2003 from $22.6 million in 2003. This decrease was due to reductions in capital expenditures during 2001, 2002 and 2003 as compared with those made in 2000. In addition, depreciation expense decreased approximately $1.5 million as a result of the closure of our U.K. data center operations and our disposal of the data center assets. We expect depreciation expense to be approximately $3 million per quarter in 2004.

         Merger Related and Restructuring Costs. During 2003, we recorded merger related costs and restructuring charges of $19.9 million, as compared to $2.4 million for 2002.

         During 2003, we undertook several initiatives to align our worldwide cost structure with our anticipated 2004 revenues. As a result, management approved restructuring plans in the financial institution and Edify segments to reduce the work force, relocate and consolidate certain office facilities and sell certain corporate assets. In addition we consolidated our EMEA data center operations based in the United Kingdom into our global hosting center in Atlanta. In connection with these plans, we recorded restructuring charges of $21.2 million during the year ended December 31, 2003. In total, we eliminated approximately 200 positions worldwide and closed or consolidated office facilities. In the domestic operations of our financial institution segment, we recorded $6.2 million in restructuring charges during 2003, which were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and other corporate charges.

         In the first quarter of 2003, we began the process of reorganizing our international operations. As of December 31, 2003, we believe this reorganization is complete. In 2003, we consolidated our U.K. data center operations into our global hosting center in Atlanta, relocated our remaining U.K. operations to a smaller facility, decreased our workforce both in our European and APJ operations and closed offices in our APJ operations. As a result, in the year ended December 31, 2003, we recorded restructuring charges of $9.4 million in our European operations and $1.3 million in our APJ operations. These charges were comprised of accelerated depreciation of assets, severance costs, other related costs to relocate the data center operations, losses on the vacated office space and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss on vacated office space at the present value of the expected cash flows.

         In the third quarter of 2003, we completed the process of reorganizing our Edify business to align costs with expected revenues. As a result, we hired a new general manager, replaced the entire senior management team, reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $4.3 million for the year ended December 31, 2003.

         In 2003, we decreased our merger related reserve for legal claims by $0.8 million, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve two legal matters during 2003 for less than previously estimated. In the second quarter of 2003, we further reduced our merger related accrual by $0.5 million when we determined that we had an alternate use for excess office space that was reserved when we completed the acquisition of Point in March 2002.

         During 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of the assets and subsidiaries of Point Holdings, Ltd. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated. Additionally, in 2002, we recorded a charge of $0.7 million for some excess office space in our Edify business.

         Acquired In-Process Research and Development. In connection with the purchase price allocation for the Regency and Point acquisitions during the year ended December 31, 2002, we allocated $0.4 million to acquired in-process research and development, which we expensed immediately in accordance with the applicable accounting rules.

         Amortization and Impairment of Acquisition Intangible Assets. Amortization and impairment of acquisition intangible assets decreased $0.1 million to $17.4 million for the year ended December 31, 2003 from $17.5 million for the same period in 2002.

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

         Interest, Investment and Other Income. Interest, investment and other income, net was $0.1 million for the year ended December 31, 2003, a decrease from $1.5 million from 2002. We recorded interest and investment income, net of $1.4 million and $1.5 million in 2003 and 2002, respectively. Other expense increased $0.7 million due to an increase in realized foreign currency translation loss in 2003. Also, in 2003, we recorded a loss of $0.6 million on the sale of an investment that we accounted for on a cost basis.

         Income Tax Benefit (Expense). We recorded income tax expense of $0.3 million during the year ended December 31, 2003 compared to an income tax benefit of $2.8 million in 2002. We incurred foreign income tax expense in certain European countries in 2002 and 2003. The income tax benefit in 2002 resulted from the amortization of other intangible assets acquired in the acquisition of FICS, which was offset by the foreign income tax expense in 2002. This benefit ended with the complete amortization of the FICS other intangible assets in 2002. Although we have net operating loss carryforwards and tax credit carryforwards of approximately $445.7 million at December 31, 2003, we may be required to record an income tax provision in future periods for certain foreign subsidiaries which do not have net operating loss carryforwards to utilize. Domestically, the limitation on our use of net operating loss carryforwards for alternative minimum tax purposes may result in income tax expense during 2004. At December 31, 2003, we had a valuation allowance of $217.9 million on our deferred tax assets. If we can achieve sustained profitability, we may reverse this valuation allowance, which would have a positive impact on our income tax benefit in the period in which it may be reversed. We do not expect to reverse this allowance during 2004.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

         Revenues. The following table sets forth selected revenue data for the years ended December 31, 2002 and 2001 (in thousands).

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Year Ended December 31, 2002:
Financial institutions	$66,894	$43,761	$95,463	$40,560	$1,274	$247,952
Edify	21,910	17,303	8,140	—	—	47,353
Eliminations	(62)	(1,250)	(1,824)	—	—	(3,136)

Total	$88,742	$59,814	$101,779	$40,560	$1,274	$292,169

Year Ended December 31, 2001:
Financial institutions	$42,243	$29,216	$106,341	$52,915	$1,050	$231,765
Edify	29,142	12,654	8,788	—	—	50,584
Eliminations	—	(875)	(3,164)	—	—	(4,039)

Total	$71,385	$40,995	$111,965	$52,915	$1,050	$278,310

         Total revenues for the year ended December 31, 2002 were $292.2 million, an increase of $13.9 million, or 5% from $278.3 for the year ended December 31, 2001. Total revenues for the financial institutions segment increased by $16.2 million to $248.0 million for the year ended December 31, 2002 from $231.8 million for the year ended December 31, 2001, an increase of 7%. During 2002, we continued to provide a substantial amount of implementation, hosting and product enhancement services to State Farm. We derived 26% and 33% of our financial institution segment revenues in 2002 and 2001, respectively, from this customer. Additionally, in 2002, we provided a subscription license, hosting and professional services to Zurich. We derived 17% of our financial institution segment revenues from this customer in 2002. Total revenues for our Edify business decreased $3.2 million to $47.4 million for the year ended December 31, 2002, as compared to $50.6 million for the year ended December 31, 2001.

         Software license revenues for our financial institution segment were $66.9 million for the year ended December 31, 2002, an increase of $24.7 million from 2001. The increase in our license revenue was due to a subscription license with Zurich and license revenues generated from products of the acquired businesses of $12.7 million. Although most of our license revenue has to be replaced each period, license revenue earned from Zurich comprised $31.8 million of our license revenue in 2002, an increase of $26.1 million over 2001. License revenue from our legacy single channel solutions decreased from 2001 and was not completely replaced with revenue from our Enterprise solutions.

         Software license revenues for our Edify segment were $21.9 million for the year ended December 31, 2002, a 25% decrease from $29.1 million for 2001. Software license revenues decreased as a result of poor economic conditions in the primary markets served by Edify (telecommunications, retail and travel) offset in part by the inclusion of the non-financial institution customers of the acquired Point business.

         Support and maintenance revenues for our financial institution segment were $43.8 million for 2002, an increase of $14.5 million from 2001. This increase is primarily attributable to support and maintenance fees of $13.6 million recorded in the acquired businesses.

         In our Edify segment, support and maintenance revenues increased $4.6 million to $17.3 million for the year ended December 31, 2002 from $12.7 million for 2001. This increase is attributable to support and maintenance fees earned from customers who purchased licenses during prior to 2001 and the inclusion of the non-financial institution customers of the acquired Point business.

         In our financial institutions segment, professional services revenues were $95.5 million for the year ended December 31, 2002, a decrease of $10.8 million from $106.3 million for 2001. This decrease is principally attributable to the decrease in professional services revenue from State Farm and from other large projects, partially offset by professional service fees from the acquired businesses of approximately $7.8 million.

         Professional services for the Edify segment were $8.1 million for the year ended December 31, 2002, a decrease of 8% from $8.8 million in 2001. The decrease is primarily attributable to the decrease in software sales and related professional services projects, offset in part by the inclusion of the non-financial institution customers of the acquired Point business.

         Data center revenues were $40.6 million for the year ended December 31, 2002, a decrease of $12.4 million from 2001. The decrease in data center revenue was primarily due to the loss of several large data center customers, offset by an increase in the number of community and mid-sized financial institutions utilizing S1 solutions in our data centers. Several large financial institution customers moved their Internet banking solutions in-house either on our S1 Enterprise platform or on a competitor’s platform. In addition, one large European bank shut down its Internet banking application during 2001. None of the acquired businesses have a data center solution; accordingly, there was no incremental data center revenue from the acquired businesses during 2002.

         Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold.

         Direct Costs and Gross Margins. Total direct costs decreased $3.6 million to $121.9 million for the year ended December 31, 2002 from $125.5 million for 2001. Overall gross margins were 58% and 55% for the years ended December 31, 2002 and 2001, respectively. The overall decrease in direct costs and corresponding increase in gross margins resulted from reductions in employee headcount and higher cost outside contractors, and reduced facilities costs resulting from the consolidation of offices, offset by the added costs of the acquired businesses.

         Direct costs exclude charges for depreciation of property and equipment and the amortization of purchased technology.

         Costs of software licenses for our financial institution software products are generally minimal because we internally develop most of the software components.

         Cost of software licenses for our Edify segment fluctuates with the mix of products sold. For the year ended December 31, 2002, cost of software licenses for our Edify segment were $6.5 million, an increase from $3.5 million in 2001.

         In our financial institutions segment, costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $79.6 million for the year ended December 31, 2002, a decrease of $11.2 million from 2001. This decrease resulted from reductions in professional services headcount, outside contractors and associated facilities costs to a level that is more closely aligned with the projects and services under contract, offset by the added costs of the acquired businesses. Gross margins for professional services and customer support and maintenance increased due to the cost reductions and the revenue mix between lower margin professional services and higher margin support revenues.

         In our Edify segment, direct costs associated with professional services, support and maintenance were $14.2 million for the year ended December 31, 2002, an increase of $7.2 million from $7.0 million for 2001. This increase was attributable to the inclusion of the costs of the Point non-financial institution business. Gross margins decreased from 68% in 2001 to 44% in 2002 as a result of the change in the mix of products sold.

         Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $4.2 million to $22.9 million for 2002 from $27.1 million for 2001. The decrease resulted from reductions in personnel, outside contractors and purchases of non-capital equipment. For 2002, the gross margin for data center was 43%, a decrease from 49% for 2001. This decrease is attributable to declining revenues against the fixed costs of the data center. Significant portions of the data center costs are fixed and are difficult to reduce or eliminate proportionally with declining revenues.

         Selling and Marketing. For the year ended December 31, 2002, selling and marketing expenses were $58.1 million, an increase of $4.2 million or 8% over 2001. This increase is primarily attributable to the added costs of the acquired businesses (approximately $7.6 million) plus costs associated with the strengthening of our internal sales force in our financial institutions segment. These additional costs were partially offset by a $0.5 million reduction in spending on marketing programs, a $0.6 million reduction in bad debt expense and a decrease in the Edify segment as a result of cost-alignment activities.

         Product Development. Total product development expenses decreased by $2.7 million to $51.2 million for the year ended December 31, 2002 from $53.9 million for 2001. Added product development costs from the acquired businesses were offset by cost savings achieved through reductions of product development personnel, from replacing outside contractors in our domestic operations with lower cost offshore contractors and from the reorganization of the product development organization. In the second half of 2002, we streamlined development activities to eliminate redundancies and we established centers of development excellence that focus on development and delivery of specific components of our product offerings. Overall, product development head count (including employees and offshore contractors) remained constant over the 2001 and 2002.

         General and Administrative. General and administrative expenses were $38.7 million for the year ended December 31, 2002 compared to $39.4 million for 2001, a decrease of $0.7 million or 2%. As a percentage of revenues, general and administrative expenses decreased to 13% for the year ended December 31, 2002 from 14% for the same period in 2001, which is attributable to our ability to leverage our existing infrastructure against increasing revenues. The decrease in general and administrative expenses resulted principally from a decrease in compensation and benefits relative to lower headcount, recruiting fees and professional fees, offset by the added costs of the acquired businesses (approximately $3.1 million) and costs incurred to improve our internal systems. During 2002, we reduced our general and administrative headcount and our use of external resources.

         Depreciation. Depreciation decreased 23% to $22.6 million for the year ended December 31, 2002 from $29.3 million in 2001. This decrease was due to reductions in capital expenditures during 2001 and 2002 as compared with those made in 1999 and 2000. A significant portion of those items that we bought in 1999 and 2000, especially those related to the build-out of our global data centers, became fully depreciated by the end of 2001. This decrease was offset partially by the added depreciation expense of the acquired businesses of approximately $0.6 million.

         Merger Related and Restructuring Costs. During 2002, we recorded merger related costs of $2.4 million, a decrease from $9.3 million for 2001.

         During 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of Point. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in a reserve for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated amounts. Our restructuring and merger related reserves include provisions for obligations for unused office space less estimates for sub-lease income. When we secure sub-tenants, we adjust our reserves accordingly. Additionally, in 2002, we recorded a charge of $0.7 million for some excess office space in our Edify business.

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

         Amortization and Impairment of Acquisition Intangible Assets. Amortization of acquisition intangible assets decreased $62.3 million to $17.5 million for the year ended December 31, 2002 from $79.8 million for 2001. In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, we stopped recording amortization expense on goodwill and assembled workforce. This reduced our amortization expense for the year ended December 31, 2002 by approximately $59.6 million. During the fourth quarter of 2002, certain intangibles related to the acquisition of FICS in 1999 became fully amortized. The additional amortization of other intangible assets from the acquired businesses of $2.4 million more than offset the reduction in amortization expense from the fully amortized intangibles. Additionally, for six months during 2002, the Edify business was accounted for as “held-for-sale” under which we ceased the amortization of acquisition intangible assets.

         Interest, Investment and Other Income. Interest, investment and other income, net was $1.5 million for the year ended December 31, 2002, a decrease of $1.6 million from 2001. This decrease resulted from the following:

•	a charge of $4.0 million we recorded during 2001 to write down our basis in certain equity investments (accounted for on a cost basis) as a result of impairment in the value of these assets which we believe is other than temporary; offset by

•	a gain of $0.9 million on the sale of investment securities available for sale we recorded during 2001;

•	a $4.1 million decrease in interest income during the year ended December 31, 2002 due to a decrease in average cash to invest and a decrease in interest rates from the prior year period; and

•	a decrease in other items totaling approximately $0.6 million.

         Loss on Sale of Subsidiaries. In 2001, we recorded a loss on sale of VerticalOne of $52.3 million and recorded non-cash charges of $61.9 million based on our equity interest in the net loss of Yodlee, amortization of the underlying goodwill and other intangible assets, and a write-down in the basis of our investment in Yodlee. See further discussion of our investment in Yodlee in Note 4 to the consolidated financial statements. Additionally, during 2001, we recorded a charge of $0.9 million in connection with the sale of a small European subsidiary.

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

         Income Tax Benefit (Expense). We recorded an income tax benefit of $2.8 million during the year ended December 31, 2002 compared to $3.3 million for 2001. The income tax benefit resulted from a reduction in the deferred tax liability related to the 1999 acquisition of FICS offset by foreign income tax expense incurred in certain European countries. The decrease in the benefit is principally attributable to the decrease in the amortization of the FICS intangible assets as described above as well as increases in taxable income in certain of our foreign subsidiaries.

Acquired In-process Research and Development

         In connection with the acquisitions of Regency and Point, we allocated a portion of the respective purchase prices to acquired in-process research and development based on appraisals prepared by independent valuation consultants.

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

			In-process	Costs to
Company	Acquisition Date	Purchase Price	R&D Expense	Complete
			(in millions)
Regency Systems	February 14, 2002	$12.6	$0.2	0.8
Point	March 27, 2002	17.9	0.2	1.1

         At the date of acquisition, Regency was working on an IVR system for the NT platform, known as V3.1. Although this technology includes all of the same features of the developed system, it is based on an entirely new code, and includes additional features. We released this new product at the end of 2002 within the estimated costs and timeline used in the valuation.

         As of the acquisition date, Point had two projects under development: e-point Version 6.5 for Windows NT and e-point Version 6.0 for Unix. E-point Version 6.5 incorporates additional functionalities to the existing platform. At the time of acquisition, conceptualization for Version 6.5 was complete, however it had not progressed through the development cycle. e-point Unix has the same features as existing Point technology, but for use as interconnectivity with Unix operating systems. At the time of acquisition, the coding, prototyping and stabilization of the e-point Unix project was not complete. Both of these projects were completed during the first quarter of 2003 within the anticipated costs and timelines.

Liquidity and Capital Resources

         The following tables show information about our cash flows during the years ended December 31, 2001, 2002 and 2003 and selected balance sheet data as of December 31, 2002 and 2003:

	Year Ended December 31,
	2001	2002	2003
		(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$9,833	$31,238	$7,956
Changes in operating assets and liabilities	2,061	(9,817)	14,418

Net cash provided by operating activities	11,894	21,421	22,374
Net cash used in investing activities	(42,212)	(3,805)	(1,041)
Net cash (used in) provided by financing activities	(3,310)	(9,893)	37
Effect of exchange rates on cash and cash equivalents	(244)	487	852

Net (decrease) increase in cash and cash equivalents	$(33,872)	$8,210	$22,222

	As of December 31,
	2002	2003
	(in thousands)
Cash and cash equivalents	$127,842	$150,064
Short-term investments	14,843	14,126
Working capital (1)	120,864	125,940
Total assets	376,974	337,088
Total stockholders’ equity	279,761	243,814

(1)	Working capital includes deferred revenues of $40.3 million and $38.5 million as of December 31, 2002 and 2003, respectively.

         Operating Activities. During the year ended December 31, 2003, cash provided by operations was $22.4 million compared to $21.4 million and $11.9 million for the years ended December 31, 2002 and 2001, respectively. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

         Our net loss of $38.2 million for the year ended December 31, 2003, included non-cash items of $34.3 million in depreciation and amortization, including acquisition intangibles and impairment charges, $3.9 million for the loss on disposal of property and $6.1 million to provide for doubtful accounts and billing adjustments.

         The changes in operating assets and liabilities of $14.4 million in 2003 was primarily attributable to a decrease in accounts receivable of $11.1 million, a decrease in prepaid expenses and other assets of $6.2 million, and an increase in accrued expenses of $6.3 million, offset in part by a $7.6 million decrease in accounts payable.

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

         Investing Activities. Cash used in investing activities was $1.0 million for the year ended December 31, 2003 compared to $3.8 million in 2002 and $42.2 million in 2001.

         We spent $3.9 million and $4.4 million in cash in connection with acquisitions in the years 2002 and 2001, respectively. In 2001, we sold our VerticalOne subsidiary, which included $15.1 million in cash.

         Short term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. All of these investments are held to maturity and are reported at amortized cost. We have the ability and the intent to hold these investments to maturity. We converted a net $3.3 million and a net $14.0 million of short-term investments to cash in 2003 and 2002, respectively. In 2001, we made a net investment of $9.1 million in short term investments in 2001.

         In 2002, we invested in a $2.5 million certificate of deposit. Because its remaining maturity exceeded one year at December 31, 2002, it was classified on our balance sheet in “other assets.” The remaining maturity for this investment is less than one year at December 31, 2003; accordingly, it is classified on our balance sheet in “short-term investments.” During 2001, we received $1.0 million from the sale of investment securities.

         We purchased $6.4 million, $11.3 million and $14.7 million of property and equipment in 2003, 2002 and 2001, respectively. During 2003 and 2002, our property and equipment purchases were primarily related to computer equipment. The purchases of property and equipment made in 2001 were primarily related to leasehold improvements for our new corporate headquarters and computer equipment.

         Financing Activities. Cash provided by financing activities was $37,000 for the year ended December 31, 2003, as compared to cash used in financing activities of $9.9 million and $3.3 million for the years ended December 31, 2002 and 2001 respectively.

         In July 2002, our Board of Directors approved a $10.0 million stock repurchase program. This program was completed in the first quarter of 2003. In October 2003, our Board of Directors approved a $15.0 million stock repurchase program. The principle objective of the stock repurchase plan is to offset dilution of our common stock from shares granted under our employee stock option plans. These programs were and continue to be funded from available cash and short-term investments. In the year ended December 31, 2003, we repurchased 199,562 shares of our common stock for $1.2 million. In the year ended December 31, 2002, we repurchased 1,906,300 shares of our common stock for $9.3 million under this program. As of December 31, 2003, we are authorized to repurchase additional common stock up to $14.6 million. We expect to execute purchases of our common stock under this plan throughout 2004.

         In 2003, 2002 and 2001, we received $3.2 million, $5.4 million and $7.7 million from the sale of common stock under our employee stock plans, respectively.

         We paid $2.0 million, $6.0 million and $7.2 million for capital lease obligations in 2003, 2002 and 2001, respectively. In 2001, we repaid borrowings of $3.8 million.

         In 2001, we entered into an arrangement for a $10.0 million secured line of credit with a bank. During 2002, the secured line of credit expired. As of December 31, 2003, we do not have any borrowing arrangements.

         Commitments. In connection with the lease of certain offices, we issued standby letters of credit in the amount of $7.9 million to guarantee certain obligations under the lease agreements. The amount of the letter of credit reduces as our rent obligation declines. At December 31, 2003, there were no drawings outstanding under the letter of credit.

         We lease office space and computer equipment under non-cancelable operating leases that expire at various dates through 2023. As a result of the consolidation of our offices over the past few years, we have entered into non-cancelable sub-lease agreements for certain of our properties. We also lease certain computer equipment under capital lease arrangements.

         In the normal course of business, we enter into contracts with vendors. Some of these contracts include provisions for fixed or minimum purchase quantities. These obligations are included in aggregate in the table below.

         Future minimum payments under operating and capital leases, operating sublease income, and purchase obligations to vendors are as follows (in thousands):

	Less than	1 - 3	3 - 5	Greater
	1 year	years	years	than 5 years	Total
Operating leases	$14,266	$22,980	$15,759	$22,691	$75,696
Capital leases	822	574	—	—	1,396
Purchase obligations	6,401	4,794	—	—	11,195

Total	$21,489	$28,348	$15,759	$22,691	$88,287

Operating sub-lease income	$(2,107)	$(3,488)	$(3,058)	$(3,300)	$(11,953)

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

         The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss).” Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. At this time, we do not use financial instruments to hedge our foreign exchange exposure because the effect of foreign exchange rate fluctuations are not material. The net assets of our foreign operations at December 31, 2003 were approximately $1.5 million.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
  and Stockholders of S1 Corporation:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries (the “Company”) at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

PricewaterhouseCoopers LLP

Atlanta, GA
March 12, 2004

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
	(in thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$127,842	$150,064
Short-term investments	14,843	14,126
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $7,601 and $5,106 at December 31, 2002 and 2003, respectively	54,815	37,188
Prepaid expenses	7,601	5,745
Other current assets	7,232	3,218

Total current assets	212,333	210,341
Property and equipment, net	30,626	15,661
Intangible assets, net	17,585	14,073
Goodwill, net	106,971	93,462
Other assets	9,459	3,551

Total assets	$376,974	$337,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,354	$6,166
Accrued compensation and benefits	11,710	11,500
Accrued restructuring	2,665	4,711
Accrued other expenses	21,742	22,726
Deferred revenues	40,305	38,536
Current portion of capital lease obligation	1,693	762

Total current liabilities	91,469	84,401
Capital lease obligation, excluding current portion	185	523
Accrued restructuring, excluding current portion	4,445	7,063
Other liabilities	1,114	1,287

Total liabilities	97,213	93,274

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 1,398,214 and 749,064 shares at December 31, 2002 and 2003, respectively	18,328	10,000
Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 71,259,901 and 73,230,760 shares at December 31, 2002 and 2003, respectively	713	732
Additional paid-in capital	1,896,111	1,907,918
Common stock held in treasury, at cost. 1,906,300 and 2,105,862 shares at December 31, 2002 and 2003, respectively	(9,250)	(10,438)
Accumulated deficit	(1,623,545)	(1,661,717)
Accumulated other comprehensive income (loss):
Net unrealized gains on investment securities available for sale, net of tax	62	—
Cumulative foreign currency translation adjustment, net of tax	(2,658)	(2,681)

Total stockholders’ equity	279,761	243,814

Total liabilities and stockholders’ equity	$376,974	$337,088

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
	(in thousands, except share and per share data)
Revenues:
Software licenses	$71,385	$88,742	$61,619
Support and maintenance	40,995	59,814	59,382
Professional services	111,965	101,779	83,453
Data center	52,915	40,560	45,210
Other	1,050	1,274	2,917

Total revenues	278,310	292,169	252,581

Operating expenses:
Cost of software licenses	4,017	6,973	4,048
Cost of professional services, support and maintenance	93,684	90,775	85,572
Cost of data center	27,055	22,919	23,062
Cost of other revenue	751	1,267	2,623
Selling and marketing	53,919	58,140	39,125
Product development	53,925	51,178	45,148
General and administrative, including stock option compensation expense of $1,330, $1,322 and $281 for 2001, 2002 and 2003	39,438	38,701	36,817
Depreciation	29,252	22,635	16,915
Merger related and restructuring costs	9,260	2,417	19,858
Acquired in-process research and development	—	350	—
Amortization and impairment of acquisition intangible assets	79,787	17,460	17,392

Total operating expenses	391,088	312,815	290,560

Operating loss	(112,778)	(20,646)	(37,979)
Interest, investment and other income, net	3,066	1,479	90
Loss on sale of subsidiaries	(53,186)	—	—
Equity in net loss of affiliate	(61,900)	—	—

Loss before income tax benefit (expense)	(224,798)	(19,167)	(37,889)
Income tax benefit (expense)	3,255	2,770	(283)

Net loss	$(221,543)	$(16,397)	$(38,172)

Basic and diluted net loss per common share	$(3.74)	$(0.24)	$(0.55)

Weighted average common shares outstanding	59,242,105	67,724,593	69,872,436

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(221,543)	$(16,397)	$(38,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and intangible asset impairment charges	109,028	40,095	34,308
Acquired in-process research and development	—	350	—
Provision for doubtful accounts receivable and billing adjustments	5,220	7,756	6,063
Compensation and marketing expense for options and warrants	1,330	1,322	281
Loss on sale of subsidiaries	53,186	—	—
Equity in net loss of affiliate	61,900	—	—
Benefit for deferred income taxes	(3,007)	(2,930)	—
Gain on the sale of investment securities available for sale	(931)	—	(24)
Loss on impaired cost-basis investments	3,997	—	615
Loss on disposal of property and equipment	1,822	610	3,931
Other	(1,169)	432	954
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	35,415	(2,698)	11,089
Decrease (increase) in prepaid expenses and other assets	1,393	(6,707)	6,249
(Decrease) increase in accounts payable	(10,971)	7,396	(7,588)
(Decrease) increase in accrued expenses and other liabilities	(21,423)	(14,363)	6,314
(Decrease) increase in deferred revenues	(2,353)	6,555	(1,646)

Net cash provided by operating activities	11,894	21,421	22,374

Cash flows from investing activities:
Cash paid in connection with acquisition of businesses	(4,424)	(3,943)	—
Cash exchanged in sale of subsidiaries	(15,073)	—	—
Maturities of short-term investment securities	62,662	74,789	31,483
Purchases of short-term investment securities	(71,718)	(60,814)	(28,135)
Purchase of long-term certificate of deposit	—	(2,500)	—
Proceeds from sale of other assets	—	—	1,415
Proceeds from sale of investment securities available for sale	1,044	—	92
Proceeds from sale of cost-basis investment	—	—	494
Purchases of property, equipment, and technology	(14,703)	(11,337)	(6,390)

Net cash used in investing activities	(42,212)	(3,805)	(1,041)

Cash flows from financing activities:
Proceeds from employee stock option plans and stock purchase plan	7,739	5,371	3,217
Repurchase of common stock held in treasury	—	(9,250)	(1,188)
Payments on notes payable	(3,822)	—	—
Payments on capital lease obligations	(7,227)	(6,014)	(1,992)

Net cash (used in) provided by financing activities	(3,310)	(9,893)	37

Effect of exchange rate changes on cash and cash equivalents	(244)	487	852

Net increase (decrease) in cash and cash equivalents	(33,872)	8,210	22,222
Cash and cash equivalents at beginning of year	153,504	119,632	127,842

Cash and cash equivalents at end of year	$119,632	$127,842	$150,064

Non-cash financing and investing activities:
Property and equipment acquired through leases	$—	$479	$1,399
Equity interest in affiliate received in connection with sale of subsidiary	62,900	—	—
Conversion of preferred stock to common stock	6,179	225,778	8,328
Cancellation of series C preferred stock and subscription receivable	(10,824)	—	—
Effect of acquisitions
Issuance of preferred stock and common stock	23,478	22,767	—
Liabilities assumed	5,005	10,002	—

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Shares	Amount
Balance at December 31, 2000	1,186,564	$252,781	57,965,770	$580	$1,610,096	—	$—

Net loss	—	—	—	—	—		—
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—
Realized gains on sale of investment securities	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(6,500)	(6,179)	190,339	2	6,177	—	—
Cancellation of preferred stock	(193,500)	(10,824)	—	—	(1,714)	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	2,031,336	20	7,899	—	—
Stock option compensation	—	—	—	—	1,330	—	—
Cancellation of warrant issued in connection with marketing agreement	—	—	—	—	(85)	—	—
Issuance of capital stock in connection with acquisition	649,150	6,197	1,257,109	12	17,269	—	—
Comprehensive loss	—	—	—	—	—	—	—

Balance at December 31, 2001	1,635,714	$241,975	61,444,554	$614	$1,640,972	—	$—

Net loss	—	—	—	—	—	—	—
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(237,500)	(225,778)	6,954,712	70	225,708	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	1,386,088	14	5,357	—	—
Stock option compensation	—	—	—	—	1,322	—	—
Issuance of capital stock in connection with acquisitions	—	2,131	1,474,547	15	22,752	—	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(1,906,300)	(9,250)
Comprehensive loss	—	—	—	—	—	—	—

Balance at December 31, 2002	1,398,214	$18,328	71,259,901	$713	$1,896,111	(1,906,300)	$(9,250)

Net loss	—	—	—	—	—	—	—
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—
Realized gains on sale of investment securities	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(649,150)	(8,328)	649,150	6	8,322	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	1,321,709	13	3,204	—	—
Stock option compensation	—	—	—	—	281	—	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(199,562)	(1,188)
Comprehensive loss	—	—	—	—	—	—	—

Balance at December 31, 2003	749,064	$10,000	73,230,760	$732	$1,907,918	(2,105,862)	$(10,438)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Receivable		Other	Total
	From the Sale	Accumulated	Comprehensive	Stockholders	Comprehensive
	of Stock	Deficit	Income (Loss)	Equity	(Loss) Income
Balance at December 31, 2000	$(11,454)	$(1,385,605)	$1,347	$467,745

Net loss	—	(221,543)	—	(221,543)	$(221,543)
Change in net unrealized gains on investment securities available for sale	—	—	(199)	(199)	(199)
Change in cumulative foreign currency translation adjustment	—	—	(2,375)	(2,375)	(2,375)
Realized gains on sale of investment securities	—	—	(568)	(568)	—
Conversion of preferred stock to common stock	—	—	—	—	—
Cancellation of preferred stock	11,454	—	—	(1,084)	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	—	7,919	—
Stock option compensation	—	—	—	1,330	—
Cancellation of warrant issued in connection with marketing agreement	—	—	—	(85)	—
Issuance of capital stock in connection with acquisition	—	—	—	23,478	—

Comprehensive loss	—	—	—	—	$(224,117)

Balance at December 31, 2001	$—	$(1,607,148)	$(1,795)	$274,618

Net loss	—	(16,397)	—	(16,397)	(16,397)
Change in net unrealized gains on investment securities available for sale	—	—	(11)	(11)	(11)
Change in cumulative foreign currency translation adjustment	—	—	(790)	(790)	(790)
Conversion of preferred stock to common stock	—	—	—	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	—	5,371	—
Stock option compensation	—	—	—	1,322	—
Issuance of capital stock in connection with acquisitions	—	—	—	24,898	—
Repurchase of common stock, held in treasury	—	—	—	(9,250)	—

Comprehensive loss	—	—	—	—	$(17,198)

Balance at December 31, 2002	$—	$(1,623,545)	$(2,596)	$279,761

Net loss	—	(38,172)	—	(38,172)	(38,172)
Change in net unrealized gains on investment securities available for sale	—	—	(38)	(38)	(38)
Change in cumulative foreign currency translation adjustment	—	—	(23)	(23)	(23)
Realized gains on sale of investment securities	—	—	(24)	(24)	—
Conversion of preferred stock to common stock	—	—	—	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	—	3,217	—
Stock option compensation	—	—	—	281	—
Repurchase of common stock, held in treasury	—	—	—	(1,188)	—

Comprehensive loss	—	—	—	—	$(38,233)

Balance at December 31, 2003	$—	$(1,661,717)	$(2,681)	$243,814

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2002 and 2003

1.	Business

         S1 Corporation is a global provider of enterprise software solutions for more than 4,000 financial organizations including banks, credit unions, investment firms and insurance companies. We operate and manage S1 in two business segments: financial institutions, which is our core business segment, and the Edify business. Our financial institution solutions automate transactions and integrate the channels by which financial institutions interact with their customers. Our objective is to be the leading global provider of integrated enterprise solutions that enable financial institutions to improve the way they service their customers by integrating all delivery channels, expanding the total financial relationship and increasing profits. We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region, and (ii) the International region, consisting of Europe, Middle East and Africa (EMEA) and Asia-Pacific and Japan (APJ).

         Through our Edify business segment, we deliver voice and speech solutions for the enterprise. Edify’s solutions help companies automate their customer service facilities, improve customer satisfaction and create new revenue generating opportunities, while reducing operational costs. Edify’s voice and speech applications are scalable, multilingual and flexible, allowing companies to easily integrate multiple back-end systems with a variety of contact interfaces. Edify’s voice and speech solutions combine speech recognition, speaker verification, text-to-speech, fax, and touch-tone automation with a powerful application development environment and natural language capabilities to help organizations optimize customer service while lowering costs. Edify’s products are sold across multiple vertical markets including financial services, travel, retail and telecommunications.

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

2.	Summary of Significant Accounting Policies

     Basis of presentation

         The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. During 2001 and 2002, we completed a total of three business acquisitions, which we discuss more fully in Note 3. The results of operations and cash flows of these acquired businesses are included in our consolidated statements of operations and cash flows from their respective dates of acquisition.

         In January 2001, we sold our Internet aggregation business to Yodlee, Inc., which we discuss more fully in Note 4. In connection with this sale, we received an ownership interest of approximately 33% in the equity of Yodlee. We account for our investment in Yodlee using the equity method of accounting, which requires us to include our percentage share of Yodlee’s results in our statement of operations. As of December 31, 2003, as a result of additional equity issuances by Yodlee, our ownership percentage decreased to 27%.

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

     Use of estimates

         We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from our estimates. Areas involving the use of significant estimates include:

•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	determination of technological feasibility and capitalization of software development costs;

•	recognition of costs in connection with restructuring plans and merger-related activities; and

•	reserve for contingencies.

     Financial instruments

         We use financial instruments in the normal course of business, including cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued compensation and benefits, other accrued expenses, deferred revenues and capital lease obligations.

         Cash and cash equivalents include deposits with commercial banks with original maturities of 90 days or less. Short-term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. All of these short-term investments are held to maturity and are reported at amortized cost. We have the ability and the intent to hold these investments to maturity. Investments with a remaining maturity that exceeds one year are reported in other assets. These investments are held to maturity and are reported at amortized cost. At December 31, 2003, we had no investments whose remaining maturity exceeded one year.

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

     Goodwill and other long-lived assets

         We have recorded goodwill and other intangible assets in connection with the acquisition of businesses accounted for using the purchase method. We amortize identifiable intangible assets over their estimated useful lives (ranging from three to ten years) using the straight-line method. On January 1, 2002, in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” we reclassified the unamortized balance of the assembled workforce intangible asset to goodwill and discontinued amortization of goodwill, as adjusted.

         Under the provisions of SFAS No. 142, we are required to perform an impairment test at least once annually or upon the occurrence of a triggering event. We have elected to test our intangible assets for impairment as of October 1st each year. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value in future periods, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations. Based upon the results of our annual impairment test on October 1, 2003, no impairments were identified.

         Purchased technology represents technology acquired from third parties, which we have incorporated in our products. We amortize purchased technology over its estimated useful life (ranging from two to five years).

         We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicated a potential impairment, we used discounted cash flows to measure fair value in determining the amount of these intangible assets that should be written off. During 2003, we recorded a $11.7 million impairment charge on goodwill and other intangible assets that we deemed impaired. This charge, which we discuss more fully in Note 8, is included in amortization and impairment of acquisition intangible assets in our consolidated statements of operations.

     Cost-basis and equity method investments

         Other assets include investments in entities that we account for on the cost basis as well as our investment in Yodlee, Inc., which we account for using the equity method. We account for investments in affiliated entities, which we do not manage and over which we exert significant influence, under the equity method. The equity method of accounting requires us to record our share of the net operating results of the investee in our consolidated statements of operations. We adjust the carrying value of our equity method investments for our share of their net operating results, unless our investment in the entity has been reduced to $0. At the end of each period, we assess the recoverability of these cost basis and equity method investments by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If we determine that the carrying value is not recoverable and that the impairment is other than temporary, we reduce the asset to its estimated fair value. During 2001, we recorded impairment charges in the aggregate amount of $4.0 million for cost-basis equity investments that we deemed impaired. In addition, we recorded an $8.4 million impairment charge during the fourth quarter of 2001 for our investment in Yodlee. Since our share of Yodlee’s underlying net assets was $0 at December 31, 2001 and we have not made any commitments to Yodlee to provide additional funding, we did not record our share of Yodlee’s operating results in 2002 and 2003, and we will not record our share of any future operating results until our basis in Yodlee increases above $0, if ever. See Note 4 for a discussion of our investment in Yodlee.

         During 2003, we recognized a loss of $0.6 million on the sale of our investment in an entity which was accounted for under the cost-basis.

     Concentration of credit risk

         We derive a significant portion of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services.

         Our business success depends in part on our relationships with a limited number of large customers. For the year ended December 31, 2001, one customer represented 28% of total revenues. For the year ended December 31, 2002, two customers represented 22% and 15% of total revenues, respectively. For the year ended December 31, 2003, two customers represented 18% and 17% of total revenues, respectively. One customer represented 13% and 8% of total receivables at December 31, 2002 and 2003, respectively.

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

         For software license sales where the license term does not begin until installation is complete, we recognize license and professional services revenue when we complete the installation of the software. For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. For those arrangements where collectibility is not considered probable, revenue is recognized upon cash collections.

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

         Data center revenue. We recognize data center revenue in accordance with Staff Accounting Bulletin No. (SAB) 104, “Revenue Recognition” and Emerging Issues Task Force No. (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” We also consider the applicability of EITF 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored On Another Entity’s Hardware,” to our hosting arrangements on a contract-by-contract basis. If we determine that a software element covered by SOP No. 97-2 is present in a hosting arrangement, we recognize the license, professional services and data center revenue pursuant to SOP No. 97-2. If we determine that a software element covered by SOP No. 97-2 is not present in a hosting arrangement, we recognize revenue for the arrangement pursuant to SAB No. 104 and EITF 00-21 as follows:

         Data center arrangements typically include two elements: implementation and transaction processing services. For those data center arrangements which contain elements that qualify as separate units of accounting, the implementation and transaction processing services are recognized as the services are performed.

         For those data center arrangements that contain elements that do not qualify as separate units of accounting, the professional services revenue earned under these arrangements is initially deferred and then recognized over the term of the data center arrangement or the expected period of performance, whichever is longer.

         Other revenue. Other revenue is primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue is recognized upon delivery of the third party hardware or software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable.

         Deferred revenues. Deferred revenues represent (1) payments received from customers for software licenses, services and maintenance in advance of performing services and (2) amounts deferred in accordance with the applicable accounting rules. Maintenance is normally billed quarterly or annually in advance.

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

     Advertising

         We expense advertising costs as incurred. Advertising expense for 2001, 2002 and 2003 was $1.3 million, $0.7 million and $0.1 million, respectively.

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

         In 2001 and 2003, we approved restructuring plans related to the reorganization of our business operations. We accrued the estimated costs of exiting certain activities under these restructuring plans and recorded a corresponding charge in the period the exit plan was approved. In subsequent periods, we re-assessed the initial assumptions and estimates made in connection with these restructuring plans based on current information and, as a result, recorded additional charges for the estimated incremental costs of exiting certain activities under this restructuring plan. See Note 9 for further discussion of these restructuring activities.

     Reserve for contingencies

         From time-to-time, we are subject to litigation incidental to our business. These situations involve uncertainty as to possible loss. When a loss contingency exists, we are required to evaluate the likelihood that a future event or events will confirm the loss. SFAS No. 5 “Accounting for Contingencies” states that a company must accrue for a loss contingency by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and that the amount of loss can be reasonably estimated. Legal costs incurred in connection with a loss contingency are expensed as incurred.

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

         In 2001, 2002 and 2003, we recognized compensation cost of approximately $1.3 million, $1.3 million and $0.3 million, respectively, relating to stock options granted with exercise prices less than the market price on the date of grant. Had we determined compensation cost based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net loss would have increased to the unaudited pro forma amounts indicated below (in thousands, except per share data):

	2001	2002	2003
Net loss, as reported	$(221,543)	$(16,397)	$(38,172)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,330	1,322	281
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(111,824)	(128,828)	(111,600)

Pro forma net loss (unaudited)	$(332,037)	$(143,903)	$(149,491)

Basic and diluted net loss per common share:
As reported	$(3.74)	$(0.24)	$(0.55)
Pro forma (unaudited)	(5.60)	(2.12)	(2.14)

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

     Recent accounting pronouncements

         In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As we have already incorporated EITF 00-21 and SAB 101 into our revenue recognition policies, the adoption of SAB 104 did not have a significant impact on our financial statements.

3.	Business Acquisitions

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

         The entire SDI and Regency businesses and the operations of the Point business that are focused on financial institutions are included in financial institutions segment. The remaining Point operations (those that are not focused on financial institutions) are included in the Edify segment. We allocated the goodwill and customer relationship assets associated with the Point acquisition between the financial institutions and Edify segments based on the completion of an independent appraisal. The amounts of the Regency and Point purchase prices allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The projects under development at the time of the acquisitions were completed during the estimated time lines and within anticipated costs.

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

	SDI	Regency	Point
Current assets	$2,876	$1,027	$6,664
Property and equipment	496	250	552
Other non-current assets	80	31	—
Developed technology (1)	5,700	2,600	2,200
In-process research and development (2)	—	200	150
Customer relationship assets (3)	2,100	3,900	1,500
Goodwill	24,667	8,623	12,754
Current liabilities	(4,891)	(3,989)	(5,970)
Non-current liabilities	(114)	(43)	—

Total purchase price	$30,914	$12,599	$17,850

(1)	Developed technology has an estimated useful life of seven years for SDI’s technology and five years for Regency’s and Point’s technology.

(2)	We expensed in-process research and development immediately upon closing the acquisitions.

(3)	SDI’s and Regency’s customer relationship assets have an estimated useful life of ten years and Point’s customer relationship assets have an estimated useful life of five years.

         We did not present pro forma results of operations for the acquisitions of SDI, Regency and Point because the effect of these acquisitions was not significant in any year, individually or in the aggregate.

4.	Loss on Sale of Subsidiaries and Equity Interest in Net Loss of Affiliate

         On January 16, 2001, we sold our VerticalOne subsidiary to Yodlee, Inc., then known as Yodlee.com, Inc., in a stock-for-stock transaction under which we received an ownership interest of approximately 33% of Yodlee. In connection with this transaction, we recorded a loss on sale of $52.3 million, which represented the difference between the carrying value of VerticalOne and the appraised value of our interest in Yodlee. We account for our investment in Yodlee using the equity method. At the transaction date, the carrying value of our investment in Yodlee exceeded its share of the underlying net assets of Yodlee by $26.2 million. We allocated substantially all of this excess to goodwill, which we were amortizing over a period of five years. Since our initial investment in Yodlee in January 2001, Yodlee has continued to incur substantial losses and the outlook for future revenue and cash flows is substantially less than previously anticipated. In the fourth quarter of 2001, Yodlee recorded an impairment charge to write off substantially all of the goodwill and other intangible assets it recorded in connection with the acquisition of VerticalOne from us in January 2001. Our share of that charge, which we recorded through application of the equity method of accounting, was $21.8 million. In addition, at that same time we recorded a charge of $8.4 million to write down our investment in Yodlee. At December 31, 2001, we owned approximately 32% of Yodlee. At December 31, 2002 and 2003, as a result of additional equity issuances by Yodlee, our ownership percentage decreased to 27%. We are a reseller of Yodlee’s account aggregation services. See Note 18 for a description of our sales representation agreement with Yodlee.

         During the second quarter of 2001, we recorded a charge of approximately $0.9 million in connection with the sale of a small European subsidiary.

5.	Investments

         We had short-term investments at December 31, 2002 and 2003 of $14.8 million and $14.1 million, respectively. The fair value of our short-term investments was not significantly different from their carrying values at December 31, 2002 and 2003. At December 31, 2002, we had investments with a remaining maturity that exceeded one year (included in other assets) of $3.7 million. Certain of our investments are made with financial institutions that are also our customers. These investments, consisting of approximately $5.0 million and $5.1 million in certificates of deposits at December 31, 2002 and 2003, respectively, are made at market rates in arms-length transactions.

6.	Accounts Receivable

         Accounts receivable include unbilled receivables of approximately $13.6 million at December 31, 2002 and $13.3 million at December 31, 2003. Unbilled receivables generally represent revenue recognized on contracts for which billings have not been presented to the customers under the terms of the contracts at the balance sheet dates.

7.	Property and Equipment

         Property and equipment consist of the following:

	December 31,
	2002	2003
	(in thousands)
Leasehold improvements	$15,793	$11,623
Furniture and fixtures	9,092	6,542
Computer equipment	56,012	22,411
Software	18,346	8,663

	99,243	49,239
Accumulated depreciation	(68,617)	(33,578)

	$30,626	$15,661

8.	Goodwill and Other Intangible Assets

         In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. For S1, the standards became effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 became effective January 1, 2002. We implemented SFAS 142 on January 1, 2002 with the following effects:

•	We reclassified $7.0 million of unamortized assembled workforce intangible assets into goodwill.

•	We discontinued amortization on goodwill and assembled workforce of $64.5 million, excluding goodwill recorded for the SDI transaction that was never subject to amortization. We estimate that the resulting reduction of amortization expense was approximately $55.5 million for 2002 and $6.8 million for 2003 and will be approximately $2.2 million for 2004.

At December 31, 2003, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(in thousands)
Purchased and acquired technology	$12,412	$(3,779)
Customer relationships	7,500	(2,060)

Total	$19,912	$(5,839)

     We recorded amortization expense of $17.5 million and $5.7 during the years ended December 31, 2002 and 2003, respectively. We estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2004	2005	2006	2007	2008
Financial institutions business segment	$3,014	$3,014	$3,014	$2,073	$1,287
Edify business segment	75	—	—	—	—

         The changes in the carrying value of our goodwill for the year ended December 31, 2003 are as follows:

	Financial
	Institutions	Edify	Total
	(in thousands)
Balance, January 1, 2003	$89,640	$17,331	$106,971
Income tax refunds for pre-acquisition periods	(1,040)	—	(1,040)
Utilization of acquisition related income tax benefits	(93)	—	(93)
Adjustments to goodwill for pre-acquisition tax liabilities	(45)	(735)	(780)
Purchase price adjustment for Point Information Systems	114	—	114
Impairment charge	—	(11,710)	(11,710)

Balance, December 31, 2003	$88,576	$4,886	$93,462

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

         Prior to the adoption of SFAS No. 142 on January 1, 2002, amortization expense was recorded for goodwill and the assembled workforce intangible asset.

         For comparison purposes, supplemental net income and earnings per common share for the year ended December 31, 2001 are provided as follows (in thousands, except per share amounts):

December 31,
2001
Reported net loss	$(221,543)
Add back: Goodwill amortization	59,683
Add back: Assembled workforce amortization	2,251

Adjusted net loss	$(159,609)

Basic and diluted loss per share:
Reported loss per share	$(3.74)
Add back: Goodwill amortization	1.01
Add back: Assembled workforce amortization	0.04

Adjusted loss per share	$(2.69)

9.	Merger Related and Restructuring Costs

         Components of merger related and restructuring costs are as follows:

	2001	2002	2003
	(in thousands)
Merger related costs	$(1,999)	$1,683	$(1,312)
Restructuring costs	11,259	734	21,170

	$9,260	$2,417	$19,858

         Our restructuring reserves include provisions for obligations for unused real estate less estimates for sub-lease income. In 2000, we approved a restructuring plan that included the closure of several of our facilities worldwide. During 2000, we recorded a charge for the estimated costs associated with the restructuring plan. At various times during 2001, we determined that, as a result of weakening conditions in the domestic real estate markets, our original estimate of the costs to dispose of unused real estate was below the currently anticipated costs. Accordingly, we increased our reserves for lease termination costs and recorded an additional restructuring charge of $4.5 million. Finally, during the third quarter of 2001, in connection with the closing of certain office facilities, we wrote-off leasehold improvements of $1.2 million, which were not previously anticipated in the restructuring accrual.

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

         During 2002, we incurred merger related costs of $3.7 million in connection with the acquisition of Point. These costs, incurred in connection with our plan to reorganize certain of our European operations, include headcount reduction, consolidation of S1 and acquired Point office facilities and disposal of redundant or obsolete computer equipment. This merger related charge was partially offset by a $1.7 million decrease in reserves for legal claims, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve this legal matter during the first quarter of 2002 for less than previously estimated amounts. Our merger related reserves include provisions for obligations for unused real estate less estimates for sub-lease income. In 2002, we were able to secure a sublease for one of our foreign properties at terms that were $0.3 million more favorable than previously anticipated. Additionally, in the third quarter of 2002, we recorded a charge of $0.7 million for some excess office space in our Edify business.

         During the year ended December 31, 2003, we undertook several initiatives to align our worldwide cost structure with our anticipated 2004 revenues. As a result, management approved restructuring plans in the financial institution and Edify segments to reduce the work force, relocate and consolidate certain office facilities and sell certain corporate assets. In addition we consolidated our EMEA data center operations based in the United Kingdom into our global hosting center in Atlanta. In connection with these plans, we recorded restructuring charges of $21.2 million during the year ended December 31, 2003. In total, we eliminated approximately 200 positions worldwide and closed or consolidated office facilities. In the domestic operations of our financial institution segment, we recorded $6.2 million in restructuring charges during 2003, which were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and other corporate charges.

         In the first quarter of 2003, we began the process of reorganizing our international operations. As of December 31, 2003, we believe this reorganization is complete. In 2003, we consolidated our U.K. data center operations into our global hosting center in Atlanta, relocated our remaining U.K. operations to a smaller facility, decreased our workforce both in our European and APJ operations and closed offices in our APJ operations. As a result, in 2003, we recorded restructuring charges of $9.4 million in our European operations and $1.3 million in our APJ operations. These charges were comprised of accelerated depreciation of assets, severance costs, other related costs to relocate the data center operations, losses on the vacated office space and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss on vacated office space at the present value of the expected cash flows. We will accrete interest expense of approximately $0.9 million over the remaining term of the lease, which is six years.

         In the third quarter of 2003, we completed the process of reorganizing our Edify business to align costs with expected revenues. As a result, we hired a new general manager, reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $4.3 million for the year ended December 31, 2003.

         In 2003, we decreased our merger related reserve for legal claims by $0.8 million, which was established in connection with our acquisition of FICS Group, N.V. in November 1999. We were able to resolve two legal matters during 2003 for less than previously estimated. In the second quarter of 2003, we reduced our merger related accrual by $0.5 million when we determined that we had an alternate use for excess office space that was reserved when we completed the acquisition of Point in March 2002.

         The restructuring charges and their utilization as of December 31, 2001, 2002 and 2003 and for the years then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total
Balance, December 31, 2000	$3,170	$6,762	$629	$10,561

2001 restructuring charges	1,692	2,897	976	5,565
Amounts utilized through December 31, 2001	(5,134)	(2,897)	(2,435)	(10,466)
Change in estimate	350	3,954	1,390	5,694

Balance, December 31, 2001	78	10,716	560	11,354

2002 restructuring charge	—	734	—	734
Amounts utilized through December 31, 2002	—	(4,726)	(252)	(4,978)

Balance, December 31, 2002	78	6,724	308	7,110

2003 restructuring charge	6,461	7,492	7,217	21,170
Amounts utilized through December 31, 2003	(5,595)	(3,904)	(7,007)	(16,506)

Balance, December 31, 2003	$944	$10,312	$518	$11,774

         We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $11.4 million, of which we anticipate to pay approximately $4.4 million within the next twelve months.

10.	Accrued Other Expenses

         Accrued other expenses consists of the following:

	December 31,
	2002	2003
	(in thousands)
Accrued service fees payable	$1,852	$1,720
Accrued merger related costs	5,730	2,407
Sales and income taxes payable	2,292	1,675
Loss contracts	913	3,959
Accruals for loss contingencies	—	4,500
Other	10,955	8,465

	$21,742	$22,726

11.	Commitments and Contingencies

     Lease commitments

         We lease office facilities and computer equipment under non-cancelable operating lease agreements, which expire at various dates through 2023. Total rental expense under these leases was $16.8 million, $16.1 million and $12.2 million in 2001, 2002 and 2003, respectively.

         Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements are as follows (in thousands):

	Operating Lease	Sublease	Net Lease
	Commitments	Income	Commitments
2004	$14,266	$(2,107)	$12,159
2005	12,907	(1,813)	11,094
2006	10,073	(1,675)	8,398
2007	8,034	(1,508)	6,526
2008	7,725	(1,550)	6,175
Thereafter	22,691	(3,300)	19,391

	$75,696	$(11,953)	$63,743

         In connection with the lease on our corporate offices, we issued to our landlord a standby letter of credit in the amount of $7.0 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline. At December 31, 2003, there were no drawings outstanding under the letter of credit. Additionally, we have issued letters of credit in the aggregate amount of $0.9 million to guarantee certain obligations for other leased facilities.

         Property and equipment as of December 31, 2002 includes computer equipment under a capital lease with original cost and accumulated depreciation of approximately $16.9 million and $15.0 million, respectively. Property and equipment as of December 31, 2003 includes computer equipment under capital lease with original cost and accumulated depreciation of approximately $5.1 million and $3.8 million, respectively. Future minimum annual lease payments for the capital lease as of December 31, 2003 are as follows (in thousands):

2004	$822
2005	557
2006	17

$1,396
Less amount representing interest	(111)

1,285
Less current portion	(762)

Long-term capital lease obligations	$523

     Contractual commitments

         In the normal course of business, we enter into contracts with vendors. Some of these contracts include provisions for fixed or minimum purchase quantities. At December 31, 2003, our payment obligations under these contracts are $6.4 million for 2004, $4.3 million and $0.5 million for 2005.

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

     Guarantees

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

     Litigation

         Except as noted below, there is no material pending legal proceeding, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries, is a party or which their property is subject.

         As previously reported, S1 Corporation and its subsidiary Davidge Data Systems were involved in litigation with Scottrade, Inc. and Computer Research, Inc. In March 2004, we reached an agreement-in-principle with the parties involved in this matter and expect to settle on undisclosed terms all claims that have been asserted or could have been asserted in connection with this matter.

As previously reported, S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. There can be no assurance on the ultimate outcome of this matter. An adverse judgment or settlement could be material to our financial position and results of operations.

     Contingencies

         From time-to-time, we are subject to contingent matters incidental to our business. These situations involve uncertainty as to possible loss. We have established an accrual in the amount of $4,500,000 for losses that we believe are probable.

12.	Income Taxes

         Loss before income tax (benefit) expense consists of the following:

	2001	2002	2003
	(in thousands)
U.S. operations	$(186,446)	$(7,007)	$(4,325)
Foreign operations	(38,352)	(12,160)	(33,564)

	$(224,798)	$(19,167)	$(37,889)

         Income tax (benefit) expense is summarized as follows:

	2001	2002	2003
	(in thousands)
Current:
Federal	$(189)	$—	$96
Foreign	18	252	13
State	(77)	25	47

Total current	$(248)	$277	$156

Deferred:
Federal	$—	$—	$—
Foreign	(3,007)	(3,047)	127
State	—	—	—

Total deferred	$(3,007)	$(3,047)	$127

Total income tax (benefit) expense	$(3,255)	$(2,770)	$283

         A reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income tax benefit is as follows:

	2001	2002	2003
	(in thousands)
Expected income tax benefit at 35%	$(78,679)	$(6,708)	$(13,261)
State income tax benefit, net of federal benefit	(8,992)	(767)	(1,516)
Increase (decrease) in valuation allowance related to current year operations	20,522	(1,495)	7,258
Foreign operations tax rate differences	—	—	3,447
Loss on sale of subsidiary	20,398	—	—
Equity loss	8,688	—	—
In-process R&D, goodwill amortization and other permanent items	34,808	6,200	4,355

Income tax (benefit) expense	$(3,255)	$(2,770)	$283

         The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2002 and 2003 are as follows:

	2002	2003
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$162,840	$166,173
Equity loss	20,076	20,076
Accrued expenses	6,608	10,137
Deferred revenue	13,338	13,389
Tax credit carryforwards	7,918	7,175
Foreign depreciation / restructuring	—	3,744
Property and equipment depreciation	4,318	1,193

Total gross deferred income tax assets	215,098	221,887
Valuation allowance for deferred income tax assets	(209,530)	(217,889)

Total deferred income tax assets	5,568	3,998

Deferred income tax liabilities
Identifiable intangibles	5,493	3,998
Other	75	—

Total gross deferred income tax liabilities	5,568	3,998

Net deferred income taxes	$—	$—

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

         At December 31, 2003, we had domestic and foreign net operating loss carryforwards and tax credit carryforwards of approximately $354.4 million, $84.1 million and $7.2 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2022 unless utilized. The foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2022. Our domestic net operating loss carryforwards at December 31, 2003 include $224.9 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The acquisitions described in Note 3 created ownership changes for federal income tax purposes. The result of an ownership change is to limit a company’s ability to utilize its net operating loss and credit carryforwards based on the valuation of the company. Due to the value of the companies at the time of their respective ownership changes, the limitation of net operating loss and credit carryforwards is not expected to be meaningful.

         During 1999, we acquired FICS, which resulted in establishing non-goodwill intangible assets of $48.0 million. These identifiable intangibles created a $19.2 million deferred tax liability. We acquired net operating loss carryforwards in the FICS transaction of approximately $45.3 million. We established a valuation allowance relating to the FICS carryforwards that resulted in the recording of a net deferred tax liability of $15.3 million as a result of the acquisition. Amortization of the FICS non-goodwill intangible assets resulted in a deferred tax benefit of $3.7 million in 2002. As the benefit from the FICS net operating loss carryforwards was realized, we reduced goodwill recorded in connection with the FICS transaction and increased deferred tax expense. During 2002 and 2003, we reduced goodwill $0.5 million and $0.1 million, respectively, in connection with the realization of these tax benefits.

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

         S1 has authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,150 have been designated as series E convertible preferred stock. At December 31, 2003, there were 749,064 shares of series B convertible preferred stock outstanding. As of December 31, 2003, series A, series C, series D and series E shares have been converted to common stock or cancelled, as discussed in Note 14.

         The terms of all series of preferred stock provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of S1. Except as described below, series B are nonvoting shares. Series B holders are entitled to vote as a single class on the following matters:

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

14.	Equity Transactions

     Stock and warrants issued to Royal Bank of Canada

         On February 25, 1999, we entered into an agreement with Royal Bank of Canada under which:

•	Royal Bank purchased and agreed to implement certain S1 applications. Royal Bank agreed to pay us $50.0 million over a five-year period as they implemented our software;

•	we issued 215,000 shares of newly designated series C redeemable convertible preferred stock to Royal Bank. We recorded a subscription receivable of $12.0 million, the estimated fair value of the preferred stock at issuance, and reduced such subscription receivable, including imputed interest, as the related revenue was recognized. On February 25, 2000, the first installment of 21,500 shares vested and became convertible. These shares were converted to 43,000 shares of S1 common stock in July 2000; and

•	we granted Royal Bank a warrant to purchase 800,000 shares of common stock at a price of $30.00 per share.

         We terminated the agreements with Royal Bank described above during the fourth quarter of 2001. As a result, we cancelled 193,500 unvested series C preferred shares and the related receivable from the sale of stock in the amount of $11.5 million. In addition, we cancelled the warrant to purchase 800,000 shares of S1 common stock.

     Stock and options issued to Intuit, Inc.

     On May 16, 1999, S1 and Intuit entered into a Stock Purchase and Option Agreement pursuant to which:

•	Intuit purchased 970,813 shares of S1 common stock for $50.0 million;

•	S1 granted Intuit options (1) to purchase 3,629,187 and 950,000 shares of S1 common stock that vested upon the closing of the Edify and FICS acquisitions, respectively; and

•	S1 granted Intuit 445,000 additional options(1) to purchase S1 common stock that would become exercisable based on the achievement of certain earn-out targets for FICS. In the fourth quarter of 2000, we issued 1.8 million shares to the former stockholders of FICS and terminated the remainder of the earn-out. Accordingly, 178,200 shares of the Intuit options became exercisable in the fourth quarter of 2000.

(1)	All of the Intuit options had an exercise price of $51.50 per share and an initial expiration date of November 10, 2004.

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

     Other equity transactions

         On December 23, 1999, we granted a fully-vested, immediately exercisable warrant to purchase 84,994 shares of S1 common stock at $80.00 per share in connection with a pilot project and distribution agreement between a third party and a subsidiary of S1. The fair value of the warrant was expensed over the term of the agreement that was approximately 60 days. We recorded expense of $715,000 in 1999 and $4.6 million 2000. At December 31, 2003, the warrant was outstanding and exercisable. The warrant expires on December 23, 2004.

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

         On September 20, 2001, we issued 649,150 shares of newly authorized Series E convertible preferred stock in connection with the acquisition of SDI as described in Note 3. The value of the preferred shares of $6.2 million was determined based on the value of the as-converted common stock, less the estimated amount of contingent consideration of $2.1 million. Of the total series E preferred shares issued, we placed in escrow for the selling shareholders 318,098 shares of series E preferred stock in connection with a general indemnity provision and the collection of specific funds under a pending sale of software licenses. In May 2002, we amended the purchase agreement with SDI to eliminate the contingent consideration. We assigned an additional $2.1 million of value to the series E preferred shares. The escrow period expired on March 20, 2003 and the series E preferred shares were released from escrow.

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

         In October 2003, our board of directors approved a $15.0 million stock repurchase program to offset dilution of our common stock from shares granted under our employee stock option plans. This program was funded from available cash and short-term investments. As of December 31, 2003, we had repurchased 54,000 shares of our common stock at a cost of $0.4 million under this program.

15.	Stock Option and Purchase Plans

         We maintain certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 20,335,050 shares of S1 common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year terms and generally vest and become exercisable ratably over four years from the date of grant. At December 31, 2003, 5,268,017 shares were available for future grants under the plans.

         During 1999, we granted approximately 1,450,000 stock options that will fully vest at the end of five years with accelerated vesting based on the achievement of certain performance targets during fiscal years 1999 through 2002. Two performance goals were in place for each of these years. For each performance target achieved, 12.5% of the options vested in the year following the achievement of the target. Vesting related to performance targets not met may be earned in subsequent years. As of December 31, 2003, three performance goals had been met resulting in the vesting of 37.5% of the shares.

         A summary of our stock options as of December 31, 2001, 2002 and 2003, and changes during the years ended on those dates is presented below:

	2001		2002		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding at beginning of year	20,870	$25.52	16,864	$14.74	18,390	$13.97
Granted	4,837	8.87	6,707	13.99	2,598	3.80
Options exchanged in acquisitions	102	6.10	—	—	—	—
Exercised	(1,761)	3.09	(1,095)	3.40	(1,322)	2.43
Forfeited/canceled	(7,184)	44.86	(4,086)	19.99	(4,599)	18.02

Outstanding at end of year	16,864	$14.74	18,390	$13.97	15,067	$12.00

Exercisable at end of year	6,190	$16.44	7,138	$15.06	7,751	$15.37

         The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price
$0.32 – 3.50	163	2.8	$2.66	158	$2.63
3.51 – 5.00	3,030	9.0	3.82	286	4.51
5.01 – 7.00	2,779	7.0	6.39	1,602	6.42
7.01 – 9.00	2,774	5.8	8.26	1,876	8.24
9.01 – 14.00	1,261	4.6	11.07	972	10.99
14.01 – 17.00	2,085	6.2	15.15	883	15.20
17.01 – 20.00	1,789	7.2	18.19	688	18.22
20.01 – 98.75	1,186	5.5	42.24	1,286	42.79

0.32 – 98.75	15,067	6.7	$12.00	7,751	$15.37

         For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $8.87, $13.99 and $3.80 and the per share weighed-average fair value was $7.78, $11.59 and $2.95 for stock options granted during 2001, 2002 and 2003, respectively.

         Under our employee stock purchase plan, each employee of S1 or a participating subsidiary that is employed at least twenty hours per week over a five-month period, is eligible to purchase S1 common stock at a discounted price. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under this plan are limited to 10% of an employee’s compensation or $500 per purchase period; whichever is lower. Under this plan, we issued 259,323 and 270,334 shares at an average price of $8.81 and $6.09 per share during 2001 and 2002, respectively. At December 31, 2003, 2,121,349 common shares were reserved for future issuance under this plan. Effective January 1, 2003, we suspended the ESPP.

         The fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003
Expected dividend yield	0%	0%	0%
Expected volatility	114.5%	115.7%	111.1%
Risk-free interest rate, stock option plans	4.6%	3.8%	3.0%
Expected life, stock option plans	4.9 years	4.5 years	4.1 years
Risk-free interest rate, stock purchase plan	4.4%	2.0%	—
Expected life, stock purchase plan	0.5 years	0.5 years	—

     Options exchanged and granted in connection with acquisitions

         In connection with the acquisition of SDI in September 2001, we exchanged 101,784 options to purchase shares of S1 common stock for all the outstanding options of SDI. To the extent the exchanged stock options were vested at the date of acquisition, we included their fair value in the purchase price of the acquired companies.

         In connection with our acquisitions during 2001 and 2002, we issued approximately:

•	325,000 new options to employees of SDI;

•	100,000 new options to employees of Regency, and

•	300,000 new options to employees of Point.

     Stock option exchange program

         On June 8, 2001, we offered eligible employees the opportunity to exchange outstanding stock options to purchase shares of our common stock that have an exercise price of $18.00 per share or more for new options under the S1 Corporation 1997 Employee Stock Option Plan. Through July 6, 2001, the expiration date of the exchange offer, we accepted for exchange and canceled 2,937,162 stock options from eligible employees. Eligible employees who were not senior managers received new options equal to the number of options exchanged. Senior managers received new options equal to the number of options exchanged multiplied by 0.75. To receive the new options, eligible employees who participated in this voluntary exchange program had to remain continuously employed by S1 or one of our consolidated subsidiaries from the date the options were tendered for exchange through the date we granted the new options. On January 8, 2002, which was the first business day that was at least six months and one day following the date we canceled the options accepted for exchange, we granted 2,410,613 new options to eligible employees at the fair market value at the date of grant. We did not record a charge for stock compensation expense as a result of this stock option exchange program. As of December 31, 2003, we are not considering any additional stock option exchange programs.

16.	Retirement Savings Plan

         We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the 401(k) plan may elect to contribute from 1% to 15% of his or her annual compensation to the plan. S1, at management’s discretion, may make matching contributions to the plan. From January 1, 2001 through March 31, 2002, our discretionary match had been made entirely to the S1 stock fund, up to 4% of the employees’ compensation. Effective April 1, 2002, employees had a choice regarding the form of the discretionary match. We matched up to 4% of the employees’ compensation to the S1 stock fund or up to 3% of the employees’ compensation in cash to be distributed according to the employee’s election. Effective January 1, 2003, the discretionary match percentages were reduced to 3% of the employees’ compensation to the S1 stock fund or up to 2% of the employees’ compensation in cash to be distributed according to the employee’s election. In August 2003, the employer’s discretionary match was discontinued.

         Our matching contributions to the plan charged to expense for 2001, 2002 and 2003 were approximately $2.8 million, $2.6 million and $1.1 million, respectively.

17.	Segment Reporting, Geographic Disclosures and Major Customers

         We operate and manage S1 in two business segments: financial institutions, our core business segment, and the Edify business. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for small, mid-sized and large financial institutions worldwide, available as in-house or hosted solutions. The Edify business segment provides a variety of voice and speech recognition applications that help organizations globally in a wide range of industries (including principally retail, telecommunications and travel) increase customer retention through automation and improved operational effectiveness.

         We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the years ended December 31, 2001, 2002 and 2003. We do not use any asset-based metrics to measure the operating performance of our segments.

      We have entered into reseller arrangements between our operating segments to sell the Edify IVR product to financial institutions and the S1 CRM application to non-financial institutions. Under these arrangements, intercompany revenues and intercompany expenses are recorded in each operating segment. These revenues and expenses are eliminated in consolidation.

      Intercompany revenues recorded by the financial institutions segment were $1.0 million for 2003. Intercompany revenues recorded by the Edify segment were $4.0 million, $3.1 million and $2.3 million for 2001, 2002 and 2003, respectively.

     The following table shows revenues by revenue type for our operating segments:

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total

	(in thousands)
Year Ended December 31, 2001:

Financial institutions	$42,243	$29,216	$106,341	$52,915	$1,050	$231,765

Edify	29,142	12,654	8,788	—	—	50,584

Eliminations	—	(875)	(3,164)	—	—	(4,039)

Total	$71,385	$40,995	$111,965	$52,915	$1,050	$278,310

Year Ended December 31, 2002:

Financial institutions	$66,894	$43,761	$95,463	$40,560	$1,274	$247,952

Edify	21,910	17,303	8,140	—	—	47,353

Eliminations	(62)	(1,250)	(1,824)	—	—	(3,136)

Total	$88,742	$59,814	$101,779	$40,560	$1,274	$292,169

Year Ended December 31, 2003:

Financial institutions	$54,862	$45,158	$77,776	$45,210	$2,910	$225,916

Edify	7,745	16,403	5,872	—	7	30,027

Eliminations	(988)	(2,179)	(195)	—	—	(3,362)

Total	$61,619	$59,382	$83,453	$45,210	$2,917	$252,581

         The following table shows the results of operations for our operating segments:

	Year Ended December 31, 2001
	Financial
	Institutions	Edify	Eliminations	Total
	(in thousands)
Revenues	$231,765	$50,584	$(4,039)	$278,310
Operating expenses:
Direct costs	119,104	10,442	(4,039)	125,507
Selling and marketing	29,489	24,430	—	53,919
Product development	43,492	10,433	—	53,925
General and administrative	33,625	5,813	—	39,438
Depreciation	26,880	2,372	—	29,252
Merger related and restructuring costs	9,260	—	—	9,260
Amortization of acquisition intangible assets	60,587	19,200	—	79,787

Total operating expenses	322,437	72,690	(4,039)	391,088

Segment operating loss	$(90,672)	$(22,106)	$—	$(112,778)

	Year Ended December 31, 2002
	Financial
	Institutions	Edify	Eliminations	Total
	(in thousands)
Revenues	$247,952	$47,353	$(3,136)	$292,169
Operating expenses:
Direct costs	104,297	20,773	(3,136)	121,934
Selling and marketing	39,565	18,575	—	58,140
Product development	43,027	8,151	—	51,178
General and administrative	33,031	5,670	—	38,701
Depreciation	21,404	1,231	—	22,635
Merger related and restructuring costs	1,683	734	—	2,417
Acquired in-process research and development	350	—	—	350
Amortization of acquisition intangible assets	15,943	1,517	—	17,460

Total operating expenses	259,300	56,651	(3,136)	312,815

Segment operating loss	$(11,348)	$(9,298)	$—	$(20,646)

	Year Ended December 31, 2003
	Financial
	Institutions	Edify	Eliminations	Total
	(in thousands)
Revenues	$225,916	$30,027	$(3,362)	$252,581
Operating expenses:
Direct costs	101,449	17,218	(3,362)	115,305
Selling and marketing	27,733	11,392	—	39,125
Product development	39,275	5,873	—	45,148
General and administrative	32,452	4,365	—	36,817
Depreciation	16,261	654	—	16,915
Merger related costs and restructuring charges	15,599	4,259	—	19,858
Amortization and impairment of acquisition intangible assets	3,730	13,662	—	17,392

Total operating expenses	236,499	57,423	(3,362)	290,560

Segment operating loss	$(10,583)	$(27,396)	$—	$(37,979)

         Revenues from international customers represented approximately 24%, 27% and 29% of total revenues for the years ended December 31, 2001, 2002 and 2003, respectively.

         At December 31, 2002 and 2003, approximately $9.0 million and $1.3 million, respectively, of total property and equipment is located outside of the United States.

         For the years ended December 31, 2003 and 2002, we had two major customers in the financial institutions segment (defined as those customers who individually contribute more than 10% of total revenues). We derived 33%, 26% and 20% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the years ended December 31, 2001, 2002 and 2003, respectively.

         The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 17% and 19% of our revenues from the financial institutions segment during the years ended December 31, 2002 and 2003, respectively. Zurich contributed less than 10% of our total revenues in 2001.

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

         The subscription license and professional services components of our arrangement with Zurich were not affected by the data center contract amendment. We recognized $32.7 million of subscription license revenue in the year ended December 31, 2003, at which time the subscription license terminated with no further expected revenue. There were no direct costs associated with this subscription license.

18.	Related Party Transactions

     Yodlee, Inc.

         As a result of our sale of VerticalOne to Yodlee in January 2001, as discussed in Note 4, we own approximately 27% of Yodlee at December 31, 2003. The chairman of our board of directors is also a director of Yodlee. In connection with the sale, we entered into the following agreements with Yodlee:

•	a sales representation (and OEM) agreement;

•	a data center agreement; and

•	a facilities sublease.

         Under the terms of the OEM agreement, we are a non-exclusive reseller of Yodlee’s aggregation service. In connection with this arrangement, we made a nonrefundable prepayment of $10.0 million to Yodlee, which we included as part of our loss on the sale of VerticalOne. Subject to certain conditions, (i) we may sell Yodlee’s aggregation service directly to certain of our customers and retain 100% of the fees or (ii) we may assist Yodlee with the sale of its aggregation service to one of its customers in return for 50% of their fees. The OEM agreement expires in July 2005. During 2001, 2002 and 2003, we received $0.4 million, $0.1 million and $0.1 million from Yodlee under this agreement, respectively.

         Under the data center agreement, we agreed to provide Yodlee with certain data center services for a fee. During 2001, 2002 and 2003, we provided data center services in the amount of $0.2 million, $0.3 million and $0.5 million, respectively. The original term of the data center agreement ended in January 2003, but is renewed annually in January. At December 31, 2002 and 2003, we had receivables from Yodlee of approximately $0.2 million and $0.1 million, respectively, for services performed under this agreement.

         Under the facilities sublease, we reimbursed Yodlee approximately $0.1 million for certain office space rentals and utilities through December 31, 2001.

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

	2001	2002	2003
Weighted average common shares outstanding	59,242	67,725	69,872
Weighted average affect of common stock equivalents:
Convertible preferred stock	8,258	3,956	1,534
Stock options	5,216	2,636	940

Weighted average diluted shares outstanding	72,716	74,317	72,346

20.	Quarterly Financial Information (Unaudited)

         The following table shows selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2002 and 2003. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002	2003(2)	2003(3)	2003(3)	2003(4)
	(in thousands, except per share data)
Revenues	$72,570	$75,310	$72,011	$72,278	$65,662	$67,725	$57,461	$61,733
Gross margin (1)	43,085	43,920	41,218	42,012	32,544	36,993	31,201	36,538
Operating (loss) income	(7,785)	(6,828)	(5,958)	(75)	(29,416)	(5,912)	(4,519)	1,868
Net (loss) income	(6,706)	(5,647)	(5,200)	1,156	(29,289)	(6,403)	(4,360)	1,880
Net (loss) income per common share - basic	$(0.11)	$(0.08)	$(0.07)	$0.02	$(0.42)	$(0.09)	$(0.06)	$0.03
Net income per common share - diluted	n/a	n/a	n/a	$0.02	n/a	n/a	n/a	$0.03

(1)	Gross margin is derived from our statements of operations as total revenues less cost of software licenses, cost of professional services, support and maintenance, cost of data center and cost of other revenue. Cost of revenues exclude charges for depreciation of property and equipment and amortization of purchased technology.

(2)	Our operating loss, net loss and net loss per common share for the quarter ended March 31, 2003 reflect an impairment charge of $11.7 million and a restructuring charge of $8.1 million.

(3)	Our operating loss, net loss and net loss per common share for the quarters ended June 30, 2003 and September 30, 2003, reflect restructuring charges of $8.4 million and $4.1 million, respectively.

(4)	Our operating loss, net loss and net loss per common share for the quarter ended December 31, 2003 include a $4.5 million charge for loss contingencies.

21.	Subsequent Event

         In March 2004, we reached an agreement-in-principle over a disputed claim and expect to settle this claim on undisclosed terms. We provided for this matter in 2003.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

	Balance	Additions
	at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
Description	of period	expenses	accounts		Deductions		period
	(in thousands)
Year ended December 31, 2001:
Allowance for doubtful accounts	$10,009	5,220	100	(2)	7,246	(1)	$8,083
Valuation allowance for deferred taxes	$139,592	20,522	40,994	(3)	490	(4)	$200,618
Year ended December 31, 2002:
Allowance for doubtful accounts	$8,083	7,756	505	(2)	8,743	(1)	$7,601
Valuation allowance for deferred taxes	$200,618	(1,495)	10,407	(3)	—		$209,530
Year ended December 31, 2003
Allowance for doubtful accounts	$7,601	6,063	—		8,558	(1)	$5,106
Valuation allowance for deferred taxes	$209,530	7,258	1,101	(3)	—		$217,889

(1)	Accounts deemed to be uncollectible and written off during the year.

(2)	Allowances related to companies acquired.

(3)	Allowances related to companies acquired and stock option expense.

(4)	Allowance related to investment securities available for sale.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A. Controls and Procedures.

          As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

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

         Information concerning the independence of our Audit Committee and audit committee financial expert disclosure is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement is incorporated in this report by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Information required by this Item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement is incorporated in this report by reference.

         The following table provides information with respect to compensation plans under which equity securities of S1 Corporation are authorized for issuance to employees, non-employee directors and others as of December 31, 2003:

	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,389,500	$3.76	5,268,017
Equity compensation plans not approved by shareholders Employee stock options	12,677,533	13.29	—
Warrants	84,994	80.00	—

Total	15,152,027	$12.38	5,268,017

Item 13. Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services.

         Information regarding principal accountant fees and services is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement is incorporated in this report by reference.

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

         (3) The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit
No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

Exhibit
No.	Exhibit Description
3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Certificate of Designation for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).

3.6	Certificate of Designations for S1’s Series D Convertible Preferred Stock (filed as Exhibit 3 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

3.7	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference).

3.8	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 4.7 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.3	Specimen certificate for S1’s Series C Redeemable Convertible Preferred Stock (filed as Exhibit 4.10 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).

4.4	Specimen certificate for S1’s Series D Convertible Preferred Stock (filed as Exhibit 4 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

4.5	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference).

10.1	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.2	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

10.4	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

10.5	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*

Exhibit
No.	Exhibit Description
10.6	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.7	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.9	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.10	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Employment Agreement, entered into as of April 27, 2001, by and between S1 and Jaime Ellertson (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.12	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.13	Employment Agreement, entered into as of January 14, 2002, by and between S1 and Peter Dunning (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.14	S1 Corporation 2003 Stock Option Plan (filed as Attachment A to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18,2003 and incorporated herein by reference).*

21	Subsidiaries of S1.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

*	Management contract or compensatory plan.

         (b) Reports on Form 8-K

         S1 filed the following Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2003:

         Current Report on Form 8-K filed with the SEC on October 30, 2003 (date of report: October 30, 2003) (regarding a press release and analyst conference call related to third quarter 2003 results and S1 and its operations).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2004.

S1 CORPORATION

By:	/s/	Jaime W. Ellertson

Jaime W. Ellertson
Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2004.

Name		Title
/s/	Jaime W. Ellertson
Chief Executive Officer and Director
	Jaime W. Ellertson	(Principal Executive Officer)

/s/	Matthew Hale
Chief Financial Officer (Principal Financial
	Matthew Hale	Officer and Principal Accounting Officer)

/s/	James S. Mahan, III
Chairman of the Board
James S. Mahan, III

/s/	David C. Hodgson
Director
David C. Hodgson

/s/	M. Douglas Ivester
Director
M. Douglas Ivester

/s/	Gregory J. Owens
Director
Gregory J. Owens

/s/	Howard J. Runnion, Jr.
Director
Howard J. Runnion, Jr.