Form 10-Q
period 2004-03-31
S1 CORP /DE/
filed 2004-05-10
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     Shares of common stock outstanding as of May 5, 2004: 70,540,605

S1 CORPORATION AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MARCH 31, 2004

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$123,250	$150,064
Short-term investments	21,992	14,126
Accounts receivable, net	45,873	37,188
Prepaid expenses	7,213	5,745
Other current assets	2,751	3,218

Total current assets	201,079	210,341
Property and equipment, net	15,277	15,661
Intangible assets, net	13,619	14,073
Goodwill, net	93,309	93,462
Other assets	3,519	3,551

Total assets	$326,803	$337,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,980	$6,166
Accrued compensation and benefits	8,030	11,500
Accrued restructuring	3,991	4,711
Accrued other expenses	17,094	22,726
Deferred revenues	41,361	38,536
Current portion of capital lease obligation	852	762

Total current liabilities	77,308	84,401
Capital lease obligation, excluding current portion	785	523
Accrued restructuring, excluding current portion	6,442	7,063
Other liabilities	2,100	1,287

Total liabilities	86,635	93,274

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	733	732
Additional paid-in capital	1,908,186	1,907,918
Common stock held in treasury – at cost	(14,979)	(10,438)
Accumulated deficit	(1,661,273)	(1,661,717)
Accumulated other comprehensive loss	(2,499)	(2,681)

Total stockholders’ equity	240,168	243,814

Total liabilities and stockholders’ equity	$326,803	$337,088

Preferred shares issued and outstanding	749,064	749,064

Common shares issued and outstanding	73,289,123	73,230,760

Common stock held in treasury	2,717,862	2,105,862

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Software licenses	$11,628	$14,966
Support and maintenance	15,301	15,442
Professional services	20,067	23,278
Data center	9,926	11,761
Other	986	215

Total revenues	57,908	65,662

Operating expenses:
Cost of software licenses	1,365	844
Cost of professional services, support and maintenance	17,660	25,392
Cost of data center	4,837	6,726
Cost of other revenue	919	156
Selling and marketing	8,345	11,530
Product development	13,664	12,305
General and administrative, including stock compensation expense of $211 in 2003	6,713	9,227
Depreciation	2,710	5,735
Merger related costs and restructuring charges	—	8,094
Amortization of other intangible assets and goodwill impairment	836	15,069

Total operating expenses	57,049	95,078

Operating income (loss)	859	(29,416)
Interest and other income, net	47	246

Income (loss) before income tax expense	906	(29,170)
Income tax expense	(462)	(119)

Net income (loss)	$444	$(29,289)

Basic net income (loss) per common share	$0.01	$(0.42)

Diluted net income per common share	$0.01	n/a

Weighted average common shares outstanding – basic	70,983,164	69,247,674
Weighted average common shares outstanding – diluted	74,143,891	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$444	$(29,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and goodwill impairment charge	3,546	20,804
Loss on disposal of property and equipment	—	1,535
Compensation expense for stock options	—	211
Provision for doubtful accounts receivable and billing adjustments	605	2,576
Other	—	410
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable	(9,050)	(9,818)
(Increase) decrease in prepaid expenses and other assets	(969)	393
Decrease in accounts payable	(186)	(3,929)
(Decrease) increase in accrued expenses and other liabilities	(10,258)	5,580
Increase in deferred revenues	3,606	1,647

Net cash used in operating activities	(12,262)	(9,880)

Cash flows from investing activities:
Maturities of short-term investment securities	7,388	12,343
Purchases of short-term investment securities	(15,254)	(2,004)
Purchases of property, equipment and technology	(2,093)	(655)

Net cash (used in) provided by investing activities	(9,959)	9,684

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	269	374
Payments on capital lease obligations	(263)	(1,939)
Repurchase of common stock held in treasury	(4,541)	(750)

Net cash used in financing activities	(4,535)	(2,315)

Effect of exchange rate changes on cash and cash equivalents	(58)	441

Net decrease in cash and cash equivalents	(26,814)	(2,070)
Cash and cash equivalents at beginning of period	150,064	127,842

Cash and cash equivalents at end of period	$123,250	$125,772

Noncash investing and financing activities:
Property and equipment acquired through leases	$615	$569

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     1.       BACKGROUND AND BASIS OF PRESENTATION

     S1 Corporation is a provider of global enterprise software solutions for more than 4,000 financial organizations including banks, credit unions, investment firms and insurance companies. Our solutions automate the channels by which financial institutions interact with their customers. Our objective is to be the leading global provider of integrated enterprise solutions that enable financial institutions to improve the way they service their customers by integrating all delivery channels expanding the total financial relationship and increasing profits. We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region and (ii) the International region, consisting primarily of Europe, the Middle East region and Africa (EMEA) and the Asia-Pacific region and Japan (APJ) region. We refer to our core business segment as the “Financial Institutions” business.

     Through Edify Corporation and its subsidiaries, we provide a variety of customer relationship management (CRM) applications that allow organizations in various industries to automate, integrate, personalize and analyze interactions with customers across touch points such as phone, web, wireless, email, fax and kiosk.

     S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; New York, New York; West Hills, California and Santa Clara, California; and additional international offices in Brussels, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Munich, Paris and Rotterdam. S1 is incorporated in Delaware.

     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2004 and our results of operations for the three months ended March 31, 2004 and cash flows for the three months ended March 31, 2004. The data in the condensed consolidated balance sheet as of December 31, 2003 was derived from our audited consolidated balance sheet as of December 31, 2003, as presented in our Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

     2.       SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Stock–based compensation

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

     In the three months ended March 31, 2003, we recognized compensation expense of approximately $0.2 million relating to stock options granted with exercise prices less than the market price on the date of grant. Had we determined compensation expense based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net income (loss) would have changed to the unaudited pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$444	$(29,289)
Add: Stock-based employee compensation expense included in reported net loss, nets of related tax effects	—	211
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,308)	(27,359)

Pro forma net loss	$(8,864)	$(56,437)

Basic and diluted net income (loss) per common share:
As reported	$0.01	$(0.42)
Pro forma	(0.12)	(0.81)

     The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.

     The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2004	2003
Expected volatility	108.4%	114.4%
Risk-free interest rate	3.0%	2.9%
Expected life	4.0 years	4.6 years

     3.       GOODWILL AND OTHER INTANGIBLE ASSETS

     At March 31, 2004, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased and acquired technology	$12,794	$(4,345)
Customer relationships	7,500	(2,330)

Total	$20,294	$(6,675)

     We recorded amortization expense of $3.4 million and $0.8 million during the three months ended March 31, 2003 and 2004, respectively. We estimate aggregate amortization expense for 2004 and the next four calendar years to be as follows (in thousands):

	2004	2005	2006	2007	2008
Financial institutions business segment	$3,057	$3,061	$3,061	$2,120	$1,295
Edify business segment	75	—	—	—	—

     The changes in the carrying value of our goodwill for the three months ended March 31, 2004 are as follows:

	Financial
	Institutions	Edify	Total
	(In thousands)
Balance, January 1, 2004	$88,576	$4,886	$93,462
Utilization of acquisition related income tax benefits	(153)	—	(153)

Balance, March 31, 2004	$88,423	$4,886	$93,309

     4.       STOCKHOLDERS’ EQUITY

     In July 2002, our board of directors approved a $10.0 million stock repurchase program to enhance long-term shareholder value. We completed this program in January 2003. Under this program, we repurchased 2,051,862 shares of our common stock at an average price of $4.87 per share.

     In October 2003, our board of directors approved another $15.0 million stock repurchase program to offset the dilution of our common stock from shares granted under our employee stock option plans. This program was funded from available cash and short-term investments. As of March 31, 2004, we had repurchased 666,000 shares of our common stock at a cost of $5.0 million under this program.

     As of March 31, 2004, we hold 2,717,862 shares of our common stock in treasury at a cost of $15.0 million.

     5.       COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$444	$(29,289)
Foreign currency translation adjustment	182	210
Unrealized loss on investment securities available for sale, net of taxes	—	(35)

Comprehensive income (loss)	$626	$(29,114)

     6.       MERGER RELATED COSTS AND RESTRUCTURING CHARGES

     Components of merger related and restructuring costs are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Merger related costs	$—	$(483)
Restructuring charges	—	8,577

	$—	$8,094

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

     The restructuring reserves as of December 31, 2003 and March 31, 2004 and their utilization for the three months ended March 31, 2004 are summarized as follows:

	Personnel	Lease
	Costs	Costs	Other	Total
	(In thousands)
Balance, December 31, 2003	$944	$10,312	$518	$11,774
Amounts utilized	(341)	(930)	(70)	(1,341)

Balance, March 31, 2004	$603	$9,382	$448	$10,433

     We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $10.1 million, of which we anticipate to pay approximately $3.7 million within the next twelve months.

     7.       CONTINGENCIES

     Litigation

     Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

     As previously reported, S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to vigorously defend the suit. There can be no assurance on the ultimate outcome of this matter. An adverse judgment could be material to our financial position and results of operations.

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

     8.       SEGMENT REPORTING AND MAJOR CUSTOMERS

     We operate and manage S1 in two business segments: financial institutions, our core business segment, and the Edify business. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for small, mid-sized and large financial institutions worldwide, available as in-house or hosted solutions. The Edify business segment provides a variety of voice and speech recognition applications that help organizations globally in a wide range of industries (including retail, telecommunications and travel) increase customer retention through automation and improved operational effectiveness.

     We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three months ended March 31, 2004 and 2003. We do not use any asset-based metrics to measure the operating performance of our segments.

     We have entered into reseller arrangements between our operating segments to sell the Edify IVR product to financial institutions and the S1 CRM application to non-financial institutions. Under these arrangements, intercompany revenues and intercompany expenses are recorded in each operating segment. These revenues and expenses are eliminated in consolidation.

     Intercompany revenues recorded by the financial institutions segment were $0.5 million and $0.1 million for the three months ended March 31, 2003 and 2004, respectively. Intercompany revenues recorded by the Edify segment were $0.3 million and $0.6 million for three months ended March 31, 2003 and 2004, respectively.

     The following table shows revenues by revenue type for our operating segments:

	Three Months Ended March 31, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$49,159	$9,405	$(656)	$57,908
Operating expenses:
Direct costs	21,789	3,648	(656)	24,781
Selling and marketing	5,540	2,805	—	8,345
Product development	12,108	1,556	—	13,664
General and administrative	5,738	975	—	6,713
Depreciation	2,494	216	—	2,710
Amortization of other intangible assets and goodwill impairment	761	75	—	836

Total operating expenses	48,430	9,275	(656)	57,049

Segment operating income	$729	$130	$—	$859

	Three Months Ended March 31, 2003
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$59,242	$7,245	$(825)	$65,662
Operating expenses:
Direct costs	29,004	4,939	(825)	33,118
Selling and marketing	7,777	3,753	—	11,530
Product development	10,643	1,662	—	12,305
General and administrative	7,567	1,660	—	9,227
Depreciation	5,406	329	—	5,735
Merger related costs and restructuring charges	7,215	879	—	8,094
Amortization of other intangible assets and goodwill impairment	1,631	13,438	—	15,069

Total operating expenses	69,243	26,660	(825)	95,078

Segment operating loss	$(10,001)	$(19,415)	$—	$(29,416)

     Currently, we have one major customer in the financial institutions segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 24% and 20% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended March 31, 2003 and 2004, respectively.

     In 2003, we had a second major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, which accounted for 18% of our revenues from the financial institutions segment during the three months ended March 31, 2003. We did not earn any revenue from this customer during the three months ended March 31, 2004, nor do we expect to earn any revenue from Zurich in future periods.

     9.       NET INCOME (LOSS) PER COMMON SHARE

     We calculate basic net income (loss) per common share as the loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses in the quarter ended March 31, 2003, the issuance of additional shares of common stock through the exercise of stock options or stock warrants or upon the conversion of preferred stock would have an anti-dilutive effect on our net loss per share for that period. The total number of common shares included in our computation of diluted loss per share when they are dilutive is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Weighted average common shares outstanding	70,983	69,248
Weighted average effect of common stock equivalents:
Convertible preferred stock	1,070	1,719
Stock options	2,091	951

Weighted average diluted shares outstanding	74,144	71,918

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     In 2003, within our financial institutions business, we generated approximately 39% of our revenues from licenses and services provided to our two major customers (State Farm Mutual Automobile Insurance Company and Zurich Insurance Company). The remainder of the revenue was generated from the sale of licenses and services in the global financial services market. In the fourth quarter of 2003, we substantially completed a transition from our legacy Internet-only business to an Enterprise software and services business. During the transition, we experienced a loss or decrease of revenue from legacy Internet-only customers. Zurich, whose contract with us expired on December 31, 2003, accounted for approximately $43 million in revenue in 2003, will not generate any revenue for S1 in 2004. Revenue from State Farm of approximately $46 million in 2003 is expected to be approximately $40 million in 2004. In addition to these two customers, we had a number of other legacy Internet-only customers that have cancelled their hosting contracts or moved to “in house” implementations contributing to an anticipated loss of data center revenue from 2003 to 2004 of approximately $5 million. We believe the majority of these data center revenue transitions were substantially completed during the third and fourth quarters of 2003.

     We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region and (ii) the International region, consisting primarily of Europe, the Middle East region and Africa (EMEA) and the Asia-Pacific region and Japan (APJ). Our S1 Enterprise solutions target banks, credit unions and insurance companies. We have over 4,000 financial institution customers, the majority of which are located in the United States.

     Throughout 2003 and the first quarter of 2004, we continued to invest in the development of our new integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. In 2003, we released for general availability additional applications for the S1 Enterprise Platform including: retail Internet banking, small business Internet banking, corporate cash management and branch automation. We expect to release a new version of our S1 Enterprise Platform in the summer of 2004. As of the date of this report, over sixty-five financial institutions are in production mode with a hosted or on-premise S1 Enterprise solution.

     During the first quarter of 2004, we entered into long-term partnership and distribution agreements with two international financial services solution providers. We believe these agreements will expand our distribution and delivery capacity in EMEA, Asia and Latin America regions. We did not record any revenues from these agreements during the first quarter of 2004. These relationships require time to train their personnel on our products and to build a sales pipeline. We do not expect to record revenues from these agreements until later in 2004.

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

Comparison of the Three Months Ended March 31, 2004 and 2003

     Revenues. The following table sets forth our revenue data for the three months ended March 31, 2004 and 2003.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Quarter Ended March 31, 2004:
Core FI business	$8,630	$11,158	$18,459	$9,926	$986	$49,159
Zurich	—	—	—	—	—	—

Financial institutions segment	8,630	11,158	18,459	9,926	986	49,159
Edify	3,306	4,431	1,668	—	—	9,405
Eliminations	(308)	(288)	(60)	—	—	(656)

Total	$11,628	$15,301	$20,067	$9,926	$986	$57,908

Quarter Ended March 31, 2003:
Core FI business	$6,196	$11,640	$21,254	$9,009	$215	$48,314
Zurich	8,176	—	—	2,752	—	10,928

Financial institutions segment	14,372	11,640	21,254	11,761	215	59,242
Edify	845	4,322	2,078	—	—	7,245
Eliminations	(251)	(520)	(54)	—	—	(825)

Total	$14,966	$15,442	$23,278	$11,761	$215	$65,662

     Total revenues decreased by $7.8 million to $57.9 million for the three months ended March 31, 2004 compared to $65.7 million for the same period in 2003, a decrease of 12%. Our financial institutions segment earned revenues of $49.2 million for the quarter ended March 31, 2004 compared with $59.2 million for the same period in 2003. Revenues for our Edify business were $9.4 million for the three months ended March 31, 2004 compared with $7.2 million for the same period in 2003. In the first quarter of 2003, we recorded total revenue from Zurich of approximately $10.9 million, including license revenue of $8.2 million and data center revenue of $2.8 million. We did not earn any revenue from Zurich in the first quarter of 2004. We do not expect revenue growth from our base financial institutions business to completely replace the lost Zurich revenue during 2004. As a result, we expect revenues in 2004 to be lower than 2003.

     Software license revenues for our financial institutions segment were $8.6 million for the three months ended March 31, 2004, a decrease of $5.7 million from the same period in 2003. This decrease is attributable to the loss of license revenue earned from Zurich of $8.2 million during the three months ended March 31, 2003, offset in part by license revenues earned from sales to new customers and cross sales to existing customers. Excluding license revenues from Zurich, license revenues increased $2.4 million or 39%. License revenues can fluctuate from quarter to quarter. However, we generally expect license revenues to grow sequentially on a quarterly basis in 2004.

     Software license revenue of $3.3 million for our Edify business increased $2.5 million from the same period in 2003. This increase resulted from several new large contracts signed this quarter, improved economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and the stabilization of the business under new management. We expect quarterly license revenues to be between $2.2 million and $4.0 million during 2004.

     Support and maintenance revenues for our financial institutions segment were $11.2 million for the three months ended March 31, 2004 as compared to $11.6 million for the same period in 2003. The decrease is primarily attributable to the attrition of our legacy Internet-only customers; partially offset by support and maintenance fees earned from customers who purchased licenses during 2003. We believe that the attrition of legacy customers was substantially complete at December 31, 2003 and that support and maintenance revenues from our financial institutions segment will grow on a sequential quarter basis.

     Support and maintenance revenues for the Edify business were $4.4 million for the three months ended March 31, 2004, an increase of $0.1 million from the same period in 2003. We expect support and maintenance revenues for our Edify business to remain constant over the remainder of 2004.

     Professional services revenues for our financial institutions segment were $18.5 million for the three months ended March 31, 2004, a decrease of $2.8 million from the same period in 2003. This decrease is principally attributable to the decrease in professional services revenues from State Farm of $4.1 million, offset in part by revenues from new projects and a $0.4 million of pass-through billings associated with third party services for one of our customers. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can be increase or decrease based on the projects. However, we expect professional services revenue to increase for the remainder of 2004 as revenues from new projects replace revenues lost to completed projects.

     The Edify business recorded $1.7 million for professional services revenues during the first quarter of 2004, which compares to $2.1 million for the first quarter of 2003. We expect professional services revenues to be between $1.4 and $2.0 million for the remainder of 2004.

     Data center revenues were $9.9 million for the three months ended March 31, 2004, a decrease of $1.8 million from the same period in 2003. The decrease resulted from the loss of revenue from Zurich of $2.8 million, offset by increases in the number of hosted customers. As we add hosted customers on our S1 Enterprise products and our existing customers business grow, we expect data center revenues to increase on a sequential quarter basis over the remainder of 2004.

     Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold and is not typical in our sales arrangements. In the first quarter of 2004, we recorded $0.8 million in other revenue for third-party hardware delivered from inventory to one financial institution customer. The related cost of the hardware sold is included in “cost of other revenue” as the hardware is delivered. There is only minimal gross margin associated with other revenue.

     Direct Costs and Gross Margins. Direct costs decreased by $8.3 million to $21.8 million for the three months ended March 31, 2004 from the same period in 2003. Overall gross margins were 57% and 50% for the three months ended March 31, 2004 and 2003, respectively. The overall decrease in direct costs and corresponding increase in gross margins is a result of a lower cost base as discussed below.

     Direct costs exclude charges for depreciation and amortization of property and equipment and the amortization of purchased technology.

     Cost of software licenses for our products sold in our financial institution segment are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. The overall increase in cost of software licenses was primarily related to increased license sales (excluding Zurich) in our financial institutions business.

     Software license costs for the Edify business decreased $0.2 million due to a reduction in the cost of third party voice recognition software.

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $17.7 million for the three months ended March 31, 2004, a decrease of $7.7 million from $25.4 million for the same period in 2003. $5.8 million of the decrease from 2003 was caused by additional charges of $3.7 million on services projects that were accrued in the first quarter of 2003 and released or reduced by $2.1 million in the first quarter of 2004, as discussed below. We also benefited from cost savings measures implemented during the second half of 2003, including reductions in employee headcount and facilities costs.

     In the first and fourth quarters of 2003, we made accruals for losses on three professional services contracts of $3.7 million and $1.0 million, respectively. Further, in the fourth quarter of 2003, we deferred professional services costs of $0.6 million associated with one of these projects. These loss accruals reflect the amounts by which our then anticipated future project costs would exceed the remaining unrecognized contractual revenues for those projects. In the first quarter of 2004, we reduced these loss accruals by approximately $2.1 million, as a result of additional project funding from one customer, and clarification of project scope and the resulting changes in cost projections for the other loss projects. In addition, during the first quarter of 2004, we recognized the professional services costs of $0.6 million that were deferred in the fourth quarter of 2003. Remaining loss accruals at March 31, 2004 total $1.5 million. We may further reduce these loss accruals in the second quarter of 2004, based on the resolution of certain project uncertainties.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $1.9 million to $4.8 million for the three months ended March 31, 2004 from $6.7 million for same period in 2003. The decrease is primarily attributable to the cost savings realized from consolidation of the U.K. data center into our global hosting center in Atlanta, Georgia during 2003. This was offset in part by $1.0 million of accelerated costs related to the amendment of the Zurich contract in our U.K. data center during the first quarter of 2003.

     Selling and Marketing Expenses. Total selling and marketing expenses decreased by $3.2 million to $8.3 million for the three months ended March 31, 2004 from $11.5 million for the same period in 2003. This decrease is primarily attributable to reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits and travel and entertainment expenses, a decrease in bad debt expense and a decrease in the cost of marketing programs.

     Product Development Expenses. Total product development expenses increased by $1.4 million to $13.7 million for the three months ended March 31, 2004 from $12.3 million for the same period in 2003. This increase is primarily attributable to an increase in product development headcount and the increased use of outside contractors to complete S1 Enterprise 3.0, which we expect to release in the summer of 2004.

     General and Administrative Expenses. General and administrative expenses decreased by $2.5 million to $6.7 million for the three months ended March 31, 2004 from $9.2 million for the same period in 2003. As a percentage of revenues, general and administrative expenses were 12% and 14% for the three months ended March 31, 2004 and 2003, respectively. The decrease in general and administrative expenses was primarily attributable to a decrease in compensation and benefits from lower headcount and lower discretionary spending as a result of cost containment initiatives undertaken during the second half of 2003, offset in part by an increase in professional fees related to litigation matters in which we were involved in 2004.

     Depreciation. Depreciation decreased to $2.7 million for the three months ended March 31, 2004 from $5.7 million for the same period in 2003, due to reductions in capital expenditures during recent periods as compared with those made in 2001 and 2002. A significant portion of those items that we purchased in 2001 became fully depreciated by the end of 2003. We expect depreciation expense to be approximately $3.0 million each quarter for the remainder of 2004.

     Merger Related Costs and Restructuring Charges. We did not record a restructuring charge in the first quarter of 2004. We recorded restructuring charges of $8.6 million during the quarter ended March 31, 2003 of which approximately $0.9 million related to the Edify business. This charge was partially offset by the release of a pre-merger liability of $0.5 million. During the three months ended March 31, 2003, we began consolidating our U.K. data center operations into our global hosting center in Atlanta, resulting in restructuring charges of $2.3 million comprised of accelerated depreciation of assets, severance costs and other related costs. In addition, we provided $6.3 million for losses on unused office facilities vacated as a result of cost alignment activities and recorded other restructuring charges including severance and other costs associated with a work force reduction in our financial institution and Edify business operations as well as other corporate charges. In total we terminated approximately 80 employees.

     Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets and goodwill impairment decreased $14.2 million to $0.8 million for the three months ended March 31, 2004 from $15.1 million for same period in 2003. The decrease was due to charges of $13.4 million in our Edify business in the first quarter of 2003, as explained below. Amortization expense is expected to be approximately $0.8 million each quarter for the remainder of 2004.

     In April 2003, we terminated our efforts to divest the Edify business. We considered our inability to sell the Edify business on terms that were acceptable to us a triggering event under SFAS No. 142 and No. 144 that required us to perform a current assessment of the carrying value of the Edify business. Based on our analysis of fair value for the Edify business, including estimates we based on discounted future cash flows, market valuations of comparable businesses and offers from potential buyers, we concluded that the fair value of the Edify business was less than its carrying value. Accordingly, we allocated our estimate of fair value for the unit to the existing assets and liabilities of the Edify business as of March 31, 2003, resulting in a goodwill impairment charge of $11.7 million and accelerated amortization on other intangible assets and purchased software of $1.2 million and $0.5 million, respectively.

     Interest and Other Income, Net. Interest and other income net was $47,000 and $0.2 million for the three months ended March 31, 2004 and 2003, respectively.

     Income Tax Expense. We recorded income tax expense of $0.5 million during the three months ended March 31, 2004 compared to $0.1 million for the three months ended March 31, 2003. We incurred foreign income tax expense in certain European countries in 2004 and 2003. In 2004, we recorded alternative minimum tax expense for our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (NOL’s). Although we have NOL’s and tax credit carryforwards of approximately $445.7 million at December 31, 2003, we may be required to record an income tax provision in future periods for certain foreign subsidiaries which do not have NOL’s to utilize and in the United States due to limitations on the use of our federal NOL’s for alternative minimum tax purposes. At December 31, 2003, we had a valuation allowance of $217.9 million on our deferred tax assets. If we achieve sustained profitability, we may be required to reverse this valuation allowance, which would have a positive impact on our income tax benefit and our earnings in the period in which it may be reversed. We do not expect to reverse this valuation allowance during 2004.

Liquidity and Capital Resources

     The following tables show information about our cash flows during the three months ended March 31, 2004 and 2003 and selected balance sheet data as of March 31, 2004 and December 31, 2003:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net cash used in operating activities before changes in operating assets and liabilities	$4,595	$(3,753)
Change in operating assets and liabilities	(16,857)	(6,127)

Net cash used in operating activities	(12,262)	(9,880)
Net cash (used in) provided by investing activities	(9,959)	9,684
Net cash used in financing activities	(4,535)	(2,315)
Effect of exchange rates on cash and cash equivalents	(58)	441

Net decrease in cash and cash equivalents	$(26,814)	$(2,070)

	As of
	March 31,	December 31,
	2004	2003
	(In thousands)
Cash and cash equivalents	$123,250	$150,064
Short term investments	21,992	14,126
Working capital	123,771	125,940
Total assets	326,803	337,088
Total stockholders’ equity	240,168	243,814

     Operating Activities. During the three months ended March 31, 2004, cash used in operations was $12.3 million compared to $9.9 million for same period in 2003. The deterioration in net cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities offset in part by our improved operating results. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

     Cash used in operations for the three months ended March 31, 2004 included the effects of:

•	our net income of $0.4 million;

•	non-cash charges of $3.5 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $0.6 million;

•	a decrease in accrued expenses and other liabilities of $10.3 million, including a $4.5 million payment for a settlement and approximately $3.0 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $9.1 million in accounts receivable due to the timing of billings and receipts of payment during the quarter; and

•	changes in other operating assets and liabilities of $2.5 million.

     Cash used in operations for the three months ended March 31, 2003 included the effects of:

•	our net loss of $29.3 million;

•	non-cash charges of $20.8 million of depreciation, amortization and a $13.4 million impairment of goodwill and other intangible assets in the Edify business;

•	provision of doubtful accounts receivable and billing adjustments of $2.6 million; and

•	an increase of $9.8 million in accounts receivable, including $6.0 million due to the timing of payments from Zurich which was received in April 2003.

     Investing Activities. Cash used in investing activities was $10.0 million for the three months ended March 31, 2004 compared to cash provided by investing activities of $9.7 million in the same period in 2003.

     In the first three months of 2004, we:

•	converted $7.9 million, net, from cash and cash equivalents to short-term investments; and

•	purchased $2.1 million of property and equipment.

     In the first three months of 2003, we:

•	converted $10.3 million, net, from short-term investments to cash and cash equivalents; and

•	purchased $0.7 million of property and equipment.

     Financing Activities. Cash used in financing activities was $4.5 million for the three months ended March 31, 2004 compared to $2.3 million in same period in 2003.

     In the first three months of 2004 and 2003, we received $0.3 million and $0.4 million, respectively, from the sale of common stock under our employee stock plans. We paid $0.3 million and $1.9 million, respectively, for capital lease obligations in the three months ended March 31, 2004 and 2003. In the first quarter of 2004 and 2003, we repurchased $4.5 million and $0.8 million, respectively, of our common stock.

     In October 2003, our board of directors approved a $15.0 million stock repurchase program. Purchases under this program have been funded from available cash and cash equivalents. Through March 31, 2004, we repurchased 0.7 million shares of our common stock for $5.0 million under this program.

     We believe that our expected cash flows from operations together with our existing cash and short term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company’s 2003 Annual Report on Form 10-K. There have been no significant changes in our market risk from December 31, 2003.

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

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

     Except as noted below, there is no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

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

     While we do not believe that the above matter or any other pending litigation will be material to our financial position or results of operations, there can be no assurance on the ultimate outcome of this matter.

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Approximate Dollar
	Number of	Average Price	Purchased as Part of	Value of Shares that May
	Shares	Paid per	Publicly Announced Plans	Yet Be Purchased Under
	Purchased	Share	or Programs	the Plans or Programs
January 1, 2004 to January 31, 2004	28,000	$8.16	28,000	$14,351,828
February 1, 2004 to February 29, 2004	144,000	$7.36	144,000	$13,681,886
March 1, 2004 to March 31, 2004	440,000	$7.34	440,000	$10,472,862
Total	612,000	$7.42	612,000	$10,472,862

     In October 2003, our board of directors approved a $15.0 million stock repurchase program. This program authorizes the repurchase of up to $15.0 million of our common stock to be purchased on the open-market subject to pre-defined purchase guidelines. There is no expiration date for this program.

Item 6.       Exhibits and Reports on Form 8-K.

(a)       Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

     (b)       Reports on Form 8-K.

     S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended March 31, 2004:

     Current Report on Form 8-K filed with the SEC on February 12, 2004 (date of report February 12, 2004) (regarding a press release and an analyst conference call related to fourth quarter of 2003 results and S1 and its operations).

     Current Report on Form 8-K filed with the SEC on March 15, 2004 (date of report March 15, 2004) (regarding an adjustment to S1’s 2003 financial information during the preparation of the Form 10-K for the year ended December 31, 2003).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 10, 2004.

S1 CORPORATION
By:	/s/ Matthew Hale
Matthew Hale
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)