Form 10-Q
period 2004-06-30
S1 CORP /DE/
filed 2004-08-09
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

          Shares of common stock outstanding as of August 5, 2004: 70,606,408

S1 CORPORATION AND SUBSIDIARIES

QUARTERLY PERIOD ENDED JUNE 30, 2004

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$126,145	$150,064
Short-term investments	14,647	14,126
Accounts receivable, net	44,758	37,188
Prepaid expenses	7,248	5,745
Other current assets	1,650	3,218

Total current assets	194,448	210,341
Property and equipment, net	15,315	15,661
Intangible assets, net	12,853	14,073
Goodwill, net	94,158	93,462
Other assets	3,736	3,551

Total assets	$320,510	$337,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,521	$6,166
Accrued compensation and benefits	9,865	11,500
Accrued restructuring	3,153	4,711
Accrued other expenses	13,807	22,726
Deferred revenues	37,395	38,536
Current portion of capital lease obligation	1,026	762

Total current liabilities	70,767	84,401
Capital lease obligation, excluding current portion	1,017	523
Accrued restructuring, excluding current portion	6,417	7,063
Other liabilities	1,197	1,287

Total liabilities	79,398	93,274

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	735	732
Additional paid-in capital	1,909,692	1,907,918
Common stock held in treasury – at cost	(15,807)	(10,438)
Accumulated deficit	(1,660,653)	(1,661,717)
Accumulated other comprehensive loss	(2,855)	(2,681)

Total stockholders’ equity	241,112	243,814

Total liabilities and stockholders’ equity	$320,510	$337,088

Preferred shares issued and outstanding	749,064	749,064

Common shares issued and outstanding	73,547,204	73,230,760

Common stock held in treasury	2,817,862	2,105,862

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Software licenses	$9,369	$14,185	$20,997	$29,151
Support and maintenance	16,371	14,575	31,672	30,017
Professional services	23,930	23,044	43,997	46,322
Data center	10,558	14,970	20,484	26,731
Other	678	951	1,664	1,166

Total revenues	60,906	67,725	118,814	133,387

Operating expenses:
Cost of software licenses	1,940	1,014	3,305	1,858
Cost of professional services, support and maintenance	18,662	22,196	36,322	47,588
Cost of data center	4,911	6,664	9,748	13,390
Cost of other revenue	559	858	1,478	1,014
Selling and marketing	9,259	10,124	17,604	21,654
Product development	13,198	11,069	26,862	23,374
General and administrative, including stock compensation expense of $70 and $281 in 2003	7,661	7,803	14,374	17,030
Depreciation	2,578	4,703	5,288	10,438
Merger related costs and restructuring charges	—	8,418	—	16,512
Amortization of other intangible assets and goodwill impairment	765	788	1,601	15,857

Total operating expenses	59,533	73,637	116,582	168,715

Operating income (loss)	1,373	(5,912)	2,232	(35,328)
Interest and other expense, net	(752)	(491)	(705)	(245)

Income (loss) before income tax expense	621	(6,403)	1,527	(35,573)
Income tax expense	(1)	—	(463)	(119)

Net income (loss)	$620	$(6,403)	$1,064	$(35,692)

Basic net income (loss) per common share	$0.01	$(0.09)	$0.02	$(0.52)

Diluted net income per common share	$0.01	n/a	$0.01	n/a

Weighted average common shares outstanding — basic	70,590,274	69,348,903	70,786,719	69,298,568
Weighted average common shares outstanding — diluted	73,553,854	n/a	73,293,175	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,064	$(35,692)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and goodwill impairment charge	6,889	26,295
Loss on disposal of property and equipment	—	3,931
Equity in net loss of affiliate	750	—
Compensation expense for stock options	—	281
Provision for doubtful accounts receivable and billing adjustments	1,163	3,948
Gain on sale of investments available for sale	—	(24)
Loss on impaired cost-basis equity investment	—	615
Other	—	710
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable	(8,748)	(5,418)
(Increase) decrease in prepaid expenses and other assets	(30)	450
Decrease in accounts payable	(706)	(7,695)
(Decrease) increase in accrued expenses and other liabilities	(12,652)	8,120
(Decrease) increase in deferred revenues	(1,296)	3,963

Net cash used in operating activities	(13,566)	(516)

Cash flows from investing activities:
Cash paid in connection with acquisition	(1,198)	—
Maturities of short-term investment securities	22,313	15,851
Purchases of short-term investment securities	(22,834)	(11,356)
Investment in equity method investee	(750)	—
Proceeds from sale of investment securities available for sale	—	92
Purchases of property, equipment and technology	(3,642)	(3,599)

Net cash (used in) provided by investing activities	(6,111)	988

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	1,777	640
Payments on capital lease obligations	(491)	(1,582)
Repurchase of common stock held in treasury	(5,369)	(750)

Net cash used in financing activities	(4,083)	(1,692)

Effect of exchange rate changes on cash and cash equivalents	(159)	811

Net decrease in cash and cash equivalents	(23,919)	(409)
Cash and cash equivalents at beginning of period	150,064	127,842

Cash and cash equivalents at end of period	$126,145	$127,433

Noncash investing activities:
Property and equipment acquired through capital leases	$1,249	$1,293

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

          S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; New York, New York; West Hills and Santa Clara, California; and additional international offices in Brussels, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Munich, Paris, Pune and Rotterdam. S1 is incorporated in Delaware.

          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2004 and our results of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004. The data in the condensed consolidated balance sheet as of December 31, 2003 was derived from our audited consolidated balance sheet as of December 31, 2003, as presented in our Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

          In the three and six months ended June 30, 2003, we recognized compensation expense of approximately $0.1 million and $0.3 million, respectively, relating to stock options granted with exercise prices less than the market price on the date of grant. Had we determined compensation expense based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net income (loss) would have changed to the unaudited pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$620	$(6,403)	$1,064	$(35,692)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	70	—	281
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,813)	(27,014)	(19,122)	(54,373)

Pro forma net loss	$(9,193)	$(33,347)	$(18,058)	$(89,784)

Basic and diluted net income (loss) per share:
As reported — basic	$0.01	$(0.09)	$0.02	$(0.52)
As reported — diluted	$0.01	n/a	$0.01	n/a
Pro forma – basic and diluted	$(0.13)	$(0.48)	$(0.26)	$(1.30)

          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.

          The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2004		2003
Expected volatility	105.4%		114.4%
Risk-free interest rate	3.4%		2.9%
Expected life	4.0	years	4.6	years

Recent Accounting Pronouncements

          In March 2004, the Emerging Issue Task Force (“EITF”) reached consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share.” EITF Issue No. 03-06 provides guidance in applying the two-class method of calculating earnings per share and clarifies what constitutes a participating security. The consensuses significantly expand the notion of participation right from previous practice. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 31, 2004. We have adopted EITF Issue No. 03-06 as of April 1, 2004, with no material impact on our consolidated financial statements. We determined that our preferred shares outstanding are participating securities as defined in EITF Issue No. 03-06 and we have restated prior period earnings per share amounts to ensure comparability.

     3. BUSINESS ACQUISITION

          On May 16, 2004, we purchased a business unit from vMoksha Technologies, Private Limited, an Indian- based provider of software development, programming, infrastructure development and related services. This business unit previously provided services to us under several software development agreements. We believe this acquisition will reduce our costs and provide greater control over the quality of the development efforts undertaken. We paid cash consideration of approximately $1.2 million for the business unit, of which we paid $1.0 million in the quarter ended June 30, 2004 and $0.2 million in July 2004. We have included the results of the business in our consolidated results of operations from the date of acquisition. In connection with this acquisition, we increased our employees by approximately 240.

          We accounted for this acquisition using the purchase accounting method of accounting as prescribed by SFAS No. 141, “Business Combinations”. We assigned the total purchase price to the net assets of the business with the remaining amount assigned to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$87
Property and equipment	433
Goodwill	888
Current liabilities	(210)

Total purchase price	$1,198

          We did not present proforma results of operations for the acquisition because the effect of the acquisition was not significant.

     4. GOODWILL AND OTHER INTANGIBLE ASSETS

          At June 30, 2004, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased and acquired technology	$12,794	$(4,916)
Customer relationships	7,500	(2,525)

Total	$20,294	$(7,441)

          We recorded amortization expense of $1.6 million and $4.2 million during the six months ended June 30, 2004 and 2003, respectively. We estimate aggregate amortization expense for 2004 and the next four calendar years to be as follows (in thousands):

	2004	2005	2006	2007	2008
Financial institutions business segment	$3,057	$3,061	$3,061	$2,120	$1,295
Edify business segment	75	—	—	—	—

          The changes in the carrying value of our goodwill for the six months ended June 30, 2004 are as follows:

	Financial
	Institutions	Edify	Total
		(In thousands)
Balance, January 1, 2004	$88,576	$4,886	$93,462
Acquisition	888	—	888
Utilization of acquisition related income tax benefits	(192)	—	(192)

Balance, June 30, 2004	$89,272	$4,886	$94,158

     5. STOCKHOLDERS’ EQUITY

          In July 2002, our board of directors approved a $10.0 million stock repurchase program to enhance long-term shareholder value. We completed this program in January 2003. Under this program, we repurchased 2,051,862 shares of our common stock at an average price of $4.87 per share.

          In October 2003, our board of directors approved another $15.0 million stock repurchase program to offset the dilution of our common stock from shares granted under our employee stock option plans. This program was funded from available cash and short-term investments. As of June 30, 2004, we had repurchased 766,000 shares of our common stock at a cost of $5.8 million under this program.

          As of June 30, 2004, we hold 2,817,862 shares of our common stock in treasury at a cost of $15.8 million.

     6. COMPREHENSIVE INCOME (LOSS)

          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$620	$(6,403)	$1,064	$(35,692)
Foreign currency translation adjustment	(356)	405	(174)	615
Unrealized loss on investment securities available for sale, net of taxes	—	(51)	—	(86)

Comprehensive income (loss)	$264	$(6,049)	$890	$(35,163)

     7. MERGER RELATED COSTS AND RESTRUCTURING CHARGES

          Components of merger related and restructuring costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Merger related costs	$—	$(514)	$—	$(997)
Restructuring charges	—	8,932	—	17,509

Total merger related costs and restructuring charges	$—	$8,418	$—	$16,512

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

          In the second quarter of 2004, we adjusted our restructuring reserves as we re-occupied certain office space, re-hired certain employees who were previously terminated and adjusted our estimates based on sublease assumptions for certain vacant office space.

          The restructuring reserves as of December 31, 2003 and June 30, 2004 and their utilization for the six months ended June 30, 2004 are summarized as follows:

	Personnel Costs	Lease Costs	Other	Total
	(In thousands)
Balance, December 31, 2003	$944	$10,312	$518	$11,774
Amounts utilized	(571)	(1,456)	(177)	(2,204)
Adjustment	(284)	284	—	—

Balance, June 30, 2004	$89	$9,140	$341	$9,570

          We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $9.2 million, of which we anticipate to pay approximately $2.9 million within the next twelve months.

     8. CONTINGENCIES

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

     9. SEGMENT REPORTING AND MAJOR CUSTOMERS

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

          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and six months ended June 30, 2004 and 2003. We do not use any asset-based metrics to measure the operating performance of our segments.

          We have entered into reseller arrangements between our operating segments to sell the Edify IVR product to financial institutions and the S1 CRM application to non-financial institutions. Under these arrangements, intercompany revenues and intercompany expenses are recorded in each operating segment. These revenues and expenses are eliminated in consolidation. The table below represents intercompany revenues recorded by each business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Financial institutions	$43	$239	$99	$718
Edify	243	317	843	663

	Three Months Ended June 30, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$51,915	$9,277	$(286)	$60,906
Operating expenses:
Direct costs	22,597	3,761	(286)	26,072
Selling and marketing	6,567	2,692	—	9,259
Product development	11,721	1,477	—	13,198
General and administrative	6,617	1,044	—	7,661
Depreciation	2,355	223	—	2,578
Amortization of other intangible assets and goodwill impairment	765	—	—	765

Total operating expenses	50,622	9,197	(286)	59,533

Segment operating income	$1,293	$80	$—	$1,373

	Three Months Ended June 30, 2003
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$61,438	$6,843	$(556)	$67,725
Operating expenses:
Direct costs	26,709	4,579	(556)	30,732
Selling and marketing	7,527	2,597	—	10,124
Product development	9,593	1,476	—	11,069
General and administrative	6,777	1,026	—	7,803
Depreciation	4,510	193	—	4,703
Merger related costs and restructuring charges	6,197	2,221	—	8,418
Amortization of other intangible assets and goodwill impairment	713	75	—	788

Total operating expenses	62,026	12,167	(556)	73,637

Segment operating loss	$(588)	$(5,324)	$—	$(5,912)

	Six Months Ended June 30, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$101,074	$18,682	$(942)	$118,814
Operating expenses:
Direct costs	44,386	7,409	(942)	50,853
Selling and marketing	12,107	5,497	—	17,604
Product development	23,829	3,033	—	26,862
General and administrative	12,355	2,019	—	14,374
Depreciation	4,849	439	—	5,288
Amortization of other intangible assets and goodwill impairment	1,526	75	—	1,601

Total operating expenses	99,052	18,472	(942)	116,582

Segment operating income	$2,022	$210	$—	$2,232

	Six Months Ended June 30, 2003
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$120,680	$14,088	$(1,381)	$133,387
Operating expenses:
Direct costs	55,713	9,518	(1,381)	63,850
Selling and marketing	15,304	6,350	—	21,654
Product development	20,236	3,138	—	23,374
General and administrative	14,344	2,686	—	17,030
Depreciation	9,916	522	—	10,438
Merger related costs and restructuring charges	13,412	3,100	—	16,512
Amortization of other intangible assets and goodwill impairment	2,344	13,513	—	15,857

Total operating expenses	131,269	38,827	(1,381)	168,715

Segment operating loss	$(10,589)	$(24,739)	—	$(35,328)

          Currently, we have one major customer in the financial institutions segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 23% and 25% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended June 30, 2003 and 2004, respectively. We derived 23% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the six months ended June 30, 2003 and 2004.

          In 2003, we had a second major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, which accounted for 23% and 21% of our revenues from the financial institutions segment during the three and six months ended June 30, 2003. We did not earn any revenue from this customer during the six months ended June 30, 2004, nor do we expect to earn any revenue from Zurich in future periods.

     10. NET INCOME (LOSS) PER COMMON SHARE

          In the second quarter of 2004, we adopted EITF 03-06 and began calculating earnings per share using the two-class method during periods which we recorded net income. For periods which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of adopting EITF 03-06 would be anti-dilutive.

          Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends. Net losses have not been allocated to preferred stock, as there is no contractual obligation for the holders of the participating preferred stock to share in our losses. We excluded the preferred convertible stock from diluted earnings per share under the if-converted method because the effect is anti-dilutive.

          Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses in the three and six months ended June 30, 2003, the issuance of additional shares of common stock through the exercise of stock options or upon the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our net loss per share for that period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Basic earnings per share:
Net income (loss)	$620	$(6,403)	$1,064	$(35,692)
Amount allocated to participating preferred stockholders	(9)	—	(16)	—

Income (loss) available to common stockholders — basic	$611	$(6,403)	$1,048	$(35,692)

Weighted average common shares outstanding	70,590	69,349	70,787	69,299
Basic earnings per share	$0.01	$(0.09)	$0.02	$(0.52)
Diluted earnings per share:
Net income (loss)	$620	$(6,403)	$1,064	$(35,692)
Amount allocated to participating preferred stockholders	(9)	—	(16)	—

Income (loss) available to common stockholders — diluted	$611	$(6,403)	$1,048	$(35,692)

Weighted average common shares outstanding	70,590	69,349	70,787	69,299
Weighted average effect of common stock equivalents:
Stock options	2,964	768	2,506	847
Convertible preferred stock	—	1,719	—	1,719

Weighted average diluted shares outstanding	73,554	71,836	73,293	71,865
Diluted earnings per share	$0.01	n/a	$0.01	n/a

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

          Throughout 2003 and the first half of 2004, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. In 2003, we released for general availability additional applications for the S1 Enterprise Platform including: retail Internet banking, small business Internet banking, corporate cash management and branch automation. We expect to release a new version of our S1 Enterprise Platform in the summer of 2004. As of the date of this report, over ninety-five financial institutions are in production mode with a hosted or on-premise S1 Enterprise solution.

          In the second quarter of 2004, we purchased a business unit from vMoksha Technologies, Private Limited to establish a wholly-owned software development center in Pune, India. Previously, this business unit exclusively provided software development, programming and other related services to certain of our subsidiaries. We believe this acquisition will reduce our costs and provide greater control over the quality of the development effort undertaken.

          During the first quarter of 2004, we entered into long-term distribution agreements with two international financial services solution providers. We believe these agreements will expand our distribution and delivery capacity in EMEA, Asia and Latin America regions. We did not record any revenues from these agreements during the first six months of 2004.

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

Comparison of the Three Months Ended June 30, 2004 and 2003

          Revenues. The following table sets forth our revenue data for the three months ended June 30, 2004 and 2003.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Quarter Ended June 30, 2004:
Core FI business	$6,435	$11,936	$22,308	$10,558	$678	$51,915
Zurich	—	—	—	—	—	—

Financial institutions segment	6,435	11,936	22,308	10,558	678	51,915
Edify	3,033	4,620	1,624	—	—	9,277
Eliminations	(99)	(185)	(2)	—	—	(286)

Total	$9,369	$16,371	$23,930	$10,558	$678	$60,906

Quarter Ended June 30, 2003:
Core FI business	$4,260	$11,419	$21,662	$9,088	$951	$47,380
Zurich	8,176	—	—	5,882	—	14,058

Financial institutions segment	12,436	11,419	21,662	14,970	951	61,438
Edify	1,831	3,574	1,438	—	—	6,843
Eliminations	(82)	(418)	(56)	—	—	(556)

Total	$14,185	$14,575	$23,044	$14,970	$951	$67,725

          Total revenues decreased by $6.8 million to $60.9 million for the three months ended June 30, 2004 compared to $67.7 million for the same period in 2003, or 10%. Our financial institutions segment earned revenues of $51.9 million for the quarter ended June 30, 2004 compared with $61.4 million for the same period in 2003. Revenues for our Edify business were $9.3 million for the three months ended June 30, 2004 compared with $6.8 million for the same period in 2003. In the second quarter of 2003, we recorded total revenue from Zurich of approximately $14.1 million, including license revenue of $8.2 million and data center revenue of $5.8 million. We did not earn any revenue from Zurich in the second quarter of 2004. We do not expect revenue growth from our base financial institutions business to completely replace the lost Zurich revenue during 2004. As a result, we expect revenues in 2004 to be lower than 2003.

          Software license revenues for our financial institutions segment were $6.4 million for the three months ended June 30, 2004, a decrease of $6.0 million from the same period in 2003. This decrease is attributable to the loss of license revenue earned from Zurich of $8.2 million during the three months ended June 30, 2003, offset in part by license revenues earned from sales to new customers and cross sales to existing customers. Excluding license revenues from Zurich, license revenues increased $2.2 million or 51%. License revenues can fluctuate from quarter to quarter. However, we generally expect license revenues to grow sequentially on a quarterly basis in 2004.

          Software license revenue of $3.0 million for our Edify business increased $1.2 million from the same period in 2003. This increase resulted from several new large contracts signed this quarter, improved economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and the stabilization of the business under new management. We expect quarterly license revenues to be between $2.2 million and $4.0 million during 2004.

          Support and maintenance revenues for our financial institutions segment were $11.9 million for the three months ended June 30, 2004 as compared to $11.4 million for the same period in 2003. The decrease is primarily attributable to the attrition of legacy Internet-only customers; partially offset by support and maintenance fees earned from new and existing customers who purchased licenses during 2003 and 2004. We believe that the attrition of legacy customers was substantially complete at December 31, 2003 and that support and maintenance revenues from our financial institutions segment will continue to grow on a sequential quarter basis.

          Support and maintenance revenues for the Edify business were $4.6 million for the three months ended June 30, 2004, an increase of $1.0 million from the same period in 2003. This increase is attributable to the increase in Edify license revenue. We expect support and maintenance revenues for our Edify business to remain stable over the remainder of 2004.

          Professional services revenues for our financial institutions segment were $22.3 million for the three months ended June 30, 2004, a increase of $0.6 million from the same period in 2003. This increase is primarily attributable to the revenues from new projects, offset in part by a decrease in professional services revenues from State Farm of $0.8 million. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can be an increase or a decrease based on the projects. However, we expect professional services revenue to decrease for the remainder of 2004 as revenues lost to completed projects are expected to exceed revenues from new projects.

          The Edify business segment recorded $1.6 million for professional services revenues during the second quarter of 2004, which compares to $1.4 million for the second quarter of 2003. We expect professional services revenues to be between $1.4 and $2.0 million per quarter for the remainder of 2004.

          Data center revenues were $10.6 million for the three months ended June 30, 2004, a decrease of $4.4 million from the same period in 2003. The decrease resulted from the loss of revenue from Zurich of $5.8 million, offset by increases in the number of hosted customers. We expect data center revenues to remain stable in the third quarter and then increase on a sequential quarter basis beginning in the fourth quarter of 2004, as the expiration of a contract with a large Asian customer during the second quarter of 2004 is offset by new hosted customers on our S1 Enterprise products and our existing customers businesses grow.

          Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold and is not typical in our sales arrangements. In the second quarter of 2004, we recorded $0.4 million in other revenue for third-party hardware delivered from inventory to one financial institution customer. The related cost of the hardware sold is included in “cost of other revenue” as the hardware is delivered. There is minimal gross margin associated with other revenue.

          Direct Costs and Gross Margins. Direct costs decreased by $4.7 million to $26.1 million for the three months ended June 30, 2004 as compared with the same period in 2003. Overall gross margins were 57% and 55% for the three months ended June 30, 2004 and 2003, respectively. The overall decrease in direct costs and corresponding increase in gross margins is a result of a lower cost base as discussed below.

          Direct costs exclude charges for depreciation and amortization of property and equipment and the amortization of purchased technology.

          Cost of software licenses for our products sold in our financial institution segment are generally expected to be between 5% and 10% of license revenue because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. License costs include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. License costs for the second quarter of 2004 included approximately a $0.6 million charge related to a true-up with a third party vendor.

          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $18.7 million for the three months ended June 30, 2004, a decrease of $3.5 million from $22.2 million for the same period in 2003. $1.1 million of the decrease from 2003 is due to the release of accruals on services projects in the second quarter of 2004, as discussed below. We also benefited from cost savings measures implemented during the second half of 2003, including reductions in employee headcount and facilities costs.

          In the first and fourth quarters of 2003, we made accruals for losses on three professional services contracts of $3.7 million and $1.0 million, respectively. These loss accruals reflect the amounts by which our then anticipated future project costs would exceed the remaining unrecognized contractual revenues for those projects. In the second quarter of 2004, we reduced these loss accruals by approximately $1.1 million, as a result of additional project funding from one customer, and clarification of project scope and the resulting changes in cost projections for the other loss projects. Remaining loss accruals at June 30, 2004 are not material.

          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $1.8 million to $4.9 million for the three months ended June 30, 2004 from $6.7 million for same period in 2003. The decrease is primarily attributable to the cost savings realized from consolidation of the U.K. data center into our global hosting center in Atlanta, Georgia during 2003 and $0.9 million of accelerated costs during the second quarter of 2003 related to the amendment of the Zurich contract in our U.K. data center.

          Selling and Marketing Expenses. Total selling and marketing expenses decreased by $0.9 million to $9.3 million for the three months ended June 30, 2004 from $10.1 million for the same period in 2003. This decrease is primarily attributable to reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits and travel and entertainment expenses, offset in part by an increase in the cost of marketing programs.

          Product Development Expenses. Total product development expenses increased by $2.1 million to $13.2 million for the three months ended June 30, 2004 from $11.1 million for the same period in 2003. This increase is primarily attributable to an increase in product development headcount to complete S1 Enterprise 3.0, which we expect to release in the summer of 2004.

          General and Administrative Expenses. General and administrative expenses decreased by $0.1 million to $7.7 million for the three months ended June 30, 2004 from $7.8 million for the same period in 2003. As a percentage of revenues, general and administrative expenses were 13% and 12% for the three months ended June 30, 2004 and 2003, respectively.

          Depreciation. Depreciation decreased to $2.6 million for the three months ended June 30, 2004 from $4.8 million for the same period in 2003, due to reductions in capital expenditures during recent periods as compared with those made in 2001 and 2002. A significant portion of those items that we purchased in 2001 became fully depreciated by the end of 2003. We expect depreciation expense to be approximately $3.0 million each quarter for the remainder of 2004.

          Merger Related Costs and Restructuring Charges. We did not record a restructuring charge in the second quarter of 2004.

          We recorded restructuring charges of $8.9 million in the second quarter of 2003. This charge was partially offset by the release of a pre-merger liability of $0.5 million. During the first half of 2003, we undertook several initiatives to align our cost structure with our anticipated 2004 revenues. In our American operations, we recorded $0.6 million in restructuring charges during the six months ended June 30, 2003, which were primarily comprised of charges for excess office space, relocation expenses and other corporate charges. In the first quarter of 2003, we began the process of consolidating our U.K. data center operations into our global hosting center in Atlanta. In connection with this consolidation, we recorded $2.3 million of restructuring charges during the second quarter of 2003 comprised of accelerated depreciation of assets, severance costs and other related costs to relocate the data center operations. In the second quarter of 2003, we relocated our remaining U.K. operations to a smaller facility, which resulted in a restructuring charge of approximately $3.4 million for losses on the vacated office space, relocation expenses and the write off of abandoned leasehold improvements. Additionally, in the second quarter of 2003, we recorded a charge of $0.3 million to reorganize our APJ operations and close certain offices. In our Edify business, we changed senior management (including a new General Manager), reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $2.2 million for the three months ended June 30, 2003 for unused office facilities, severance and other related costs. These charges were partially offset by the release a merger related accrual for excess office space acquired during the Point acquisition when we determined that we had an alternate use for that facility in the second quarter of 2003.

          Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets and goodwill impairment was $0.8 million for the three months ended June 30, 2004 and 2003. Amortization expense is expected to be approximately $0.8 million each quarter for the remainder of 2004.

          Interest and Other Expense, Net. Interest and other expense net was $0.7 million and $0.5 million for the three months ended June 30, 2004 and 2003, respectively. In the second quarter of 2004, we made a $0.8 million investment in an equity method investment which was expensed immediately under the equity method of accounting due to the fact that our share of the accumulated losses exceeded the investment amount. In the second quarter of 2003, we recorded a non-cash charge of $0.6 million to write down our carrying value in a certain cost-basis equity investment for other than temporary impairments.

          Income Tax Expense. We recorded minimal income tax expense during the three months ended June 30, 2004 and 2003.

Comparison of the Six Months Ended June 30, 2004 and 2003

          Revenues. The following table sets forth our revenue data for the six months ended June 30, 2004 and 2003.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Six Months Ended June 30, 2004:
Core FI business	$15,065	$23,094	$40,767	$20,484	$1,664	$101,074
Zurich	—	—	—	—	—	—

Financial institutions segment	15,065	23,094	40,767	20,484	1,664	101,074
Edify	6,339	9,051	3,292	—	—	18,682
Eliminations	(407)	(473)	(62)	—	—	(942)

Total	$20,997	$31,672	$43,997	$20,484	$1,664	$118,814

Six Months Ended June 30, 2003:
Core FI business	$10,456	$23,059	$42,916	$18,097	$1,166	$95,694
Zurich	16,352	—	—	8,634	—	24,986

Financial institutions segment	26,808	23,059	42,916	26,731	1,166	120,680
Edify	2,676	7,896	3,516	—	—	14,088
Eliminations	(333)	(938)	(110)	—	—	(1,381)

Total	$29,151	$30,017	$46,322	$26,731	$1,166	$133,387

          Total revenues decreased by $14.6 million to $118.8 million for the six months ended June 30, 2004 compared to $133.4 million for the same period in 2003, a decrease of 11%. Our financial institutions segment earned revenues of $101.1 million for the six months ended June 30, 2004 compared with $120.7 million for the same period in 2003. Revenues for our Edify business were $18.7 million for the six months ended June 30, 2004 compared with $14.1 million for the same period in 2003. In the first half of 2003, we recorded total revenue from Zurich of approximately $25.0 million, including license revenue of $16.4 million and data center revenue of $8.6 million. We did not earn any revenue from Zurich in 2004. We do not expect revenue growth from our base financial institutions business to completely replace the lost Zurich revenue during 2004. As a result, we expect revenues for the full year 2004 to be lower than 2003.

          Software license revenues for our financial institutions segment were $15.1 million for the six months ended June 30, 2004, a decrease of $11.7 million from the same period in 2003. This decrease is attributable to the loss of license revenue earned from Zurich of $16.4 million during the six months ended June 30, 2003, offset in part by license revenues earned from sales to new customers and cross sales to existing customers. Excluding license revenues from Zurich, license revenues increased $4.6 million or 44%.

          Software license revenue of $6.3 million for our Edify business increased $3.7 million from the same period in 2003. This increase resulted from several new large contracts signed this quarter, improved economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and the stabilization of the business under new management.

          Support and maintenance revenues for our financial institutions segment were $23.1 million for the six months ended June 30, 2004 as compared to $23.1 million for the same period in 2003. We experienced some attrition from our legacy Internet-only customers; which was offset by support and maintenance fees earned from customers who purchased licenses during 2003 and 2004.

          Support and maintenance revenues for the Edify business were $9.1 million for the six months ended June 30, 2004, an increase of $1.2 million from the same period in 2003. This increase relates to an increase in Edify license revenue.

          Professional services revenues for our financial institutions segment were $40.8 million for the six months ended June 30, 2004, a decrease of $2.1 million from the same period in 2003. This decrease is principally attributable to a decrease in professional services revenues from State Farm of $4.9 million, offset in part by the revenues from new projects.

          The Edify business recorded $3.3 million for professional services revenues during the first half of 2004, which compares to $3.5 million for the first half of 2003.

          Data center revenues were $20.5 million for the six months ended June 30, 2004, a decrease of $6.3 million from the same period in 2003. The decrease resulted from the loss of revenue from Zurich of $8.6 million, offset by increases in the number of hosted customers.

          Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products.

          Direct Costs and Gross Margins. Direct costs decreased by $13.0 million to $50.9 million for the six months ended June 30, 2004 from the same period in 2003. Overall gross margins were 57% and 52% for the six months ended June 30, 2004 and 2003, respectively. The overall decrease in direct costs and corresponding increase in gross margins is a result of a lower cost base as discussed below.

          Direct costs exclude charges for depreciation and amortization of property and equipment and the amortization of purchased technology.

          Cost of software licenses for our products sold in our financial institution segment are generally between 5% and 10% of license revenue because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The overall increase in cost of software licenses was primarily related to increased license sales (excluding Zurich) in our financial institutions business.

          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $36.3 million for the six months ended June 30, 2004, a decrease of $11.3 million from $47.6 million for the same period in 2003. $6.9 million of the decrease from 2003 was caused by additional charges of $3.7 million on services projects that were accrued in the first quarter of 2003 and released or reduced by $2.1 million in the first quarter of 2004, as discussed below. We also benefited from cost savings measures implemented during the second half of 2003, including reductions in employee headcount and facilities costs.

          In the first and fourth quarters of 2003, we made accruals for losses on three professional services contracts of $3.7 million and $1.0 million, respectively. These loss accruals reflect the amounts by which our then anticipated future project costs would exceed the remaining unrecognized contractual revenues for those projects. In the first half of 2004, we reduced these loss accruals by approximately $3.3 million, as a result of additional project funding from one customer, and clarification of project scope and the resulting changes in cost projections for the other loss projects. Remaining loss accruals at June 30, 2004 are not material.

          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $3.7 million to $9.7 million for the six months ended June 30, 2004 from $13.4 million for same period in 2003. The decrease is primarily attributable to the cost savings realized from consolidation of the U.K. data center into our global hosting center in Atlanta, Georgia during 2003 and $1.9 million of accelerated costs during the first half of 2003 related to the amendment of the Zurich contract in our U.K. data center.

          Selling and Marketing Expenses. Total selling and marketing expenses decreased by $4.1 million to $17.6 million for the six months ended June 30, 2004 from $21.7 million for the same period in 2003. This decrease is primarily attributable to reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits and travel and entertainment expenses, and bad debt expense.

          Product Development Expenses. Total product development expenses increased by $3.5 million to $26.9 million for the six months ended June 30, 2004 from $23.4 million for the same period in 2003. This increase is primarily attributable to an increase in product development headcount to complete S1 Enterprise 3.0, which we expect to release in the summer of 2004.

          General and Administrative Expenses. General and administrative expenses decreased by $2.7 million to $14.4 million for the six months ended June 30, 2004 from $17.0 million for the same period in 2003. As a percentage of revenues, general and administrative expenses were 12% and 13% for the six months ended June 30, 2004 and 2003, respectively. The decrease in general and administrative expenses was primarily attributable to a decrease in compensation and benefits from lower headcount and lower discretionary spending as a result of cost containment initiatives undertaken during the second half of 2003, offset in part by an increase in professional fees related to litigation matters in which we were involved in 2004.

          Depreciation. Depreciation decreased to $5.3 million for the six months ended June 30, 2004 from $10.4 million for the same period in 2003, due to reductions in capital expenditures during recent periods as compared with those made in 2001 and 2002. A significant portion of those items that we purchased in 2001 became fully depreciated by the end of 2003. We expect depreciation expense to be approximately $3.0 million each quarter for the remainder of 2004.

          Merger Related Costs and Restructuring Charges. We did not record a restructuring charge in the first half of 2004.

          During the first half of 2003, we undertook several initiatives to align our cost structure with our anticipated 2004 revenues. In our American operations, we recorded $4.9 million in restructuring charges during the six months ended June 30, 2003, which were primarily comprised of charges for excess office space, relocation expenses and other corporate charges. In the first quarter of 2003, we began the process of consolidating our U.K. data center operations into our global hosting center in Atlanta. In connection with this consolidation, we recorded $4.9 million of restructuring charges during the first half of 2003 comprised of accelerated depreciation of assets, severance costs and other related costs to relocate the data center operations. In the second quarter of 2003, we relocated our remaining U.K operations to a smaller facility, which resulted in a restructuring charge of approximately $3.4 million for losses on the vacated office space, relocation expenses and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss at the present value of the expected cash flows. We will record accretion expense of approximately $0.9 million over the remaining term of the lease, which is six years. Additionally, in the first half of 2003, we recorded a charge of $1.0 million to reorganize our APJ operations and close certain offices. In our Edify business, we changed senior management (including a new General Manager), reduced the workforce and closed and consolidated several Edify office facilities worldwide. These actions resulted in restructuring charges of $3.1 million for the six months ended June 30, 2003 for unused office facilities, severance and other related costs. These charges were partially offset by the release of two merger related accrual for excess office space acquired during the Point acquisition when we determined that we had an alternate use for that facility and the resolution of a legal matter accrued for during the FICS acquisition.

          Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets and goodwill impairment was $1.6 million for the six months ended June 30, 2004 and $15.9 million for the same period in 2003.

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

          Interest and Other Expense, Net. Interest and other expense net was $0.7 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively. In the second quarter of 2004, we made a $0.8 million investment in an equity method investment which was expensed immediately under the equity method of accounting due to the fact that our share of the accumulated losses exceeded the investment amount. In the second quarter of 2003, we recorded a non-cash charge of $0.6 million to write down our carrying value in a certain cost-basis equity investment for other than temporary impairments.

          Income Tax Expense. We recorded income tax expense of $0.5 million and $0.1 million during the six months ended June 30, 2004 and 2003. We incurred foreign income tax expense in certain European countries in 2004 and 2003. In 2004, we recorded alternative minimum tax expense for our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (NOLs). Although we have NOLs and tax credit carryforwards of approximately $445.7 million at December 31, 2003, we may be required to record an income tax provision in future periods for certain foreign subsidiaries which do not have NOLs to utilize and in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes. At December 31, 2003, we had a valuation allowance of $217.9 million on our deferred tax assets. If we achieve sustained profitability, we may be required to reverse this valuation allowance, which would have a positive impact on our income tax benefit and our earnings in the period in which it may be reversed. We do not expect to reverse this valuation allowance during 2004.

Liquidity and Capital Resources

     The following tables show information about our cash flows during the six months ended June 30, 2004 and 2003 and selected balance sheet data as of June 30, 2004 and December 31, 2003:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Net cash used in operating activities before changes in operating assets and liabilities	$9,866	$64
Change in operating assets and liabilities	(23,432)	(580)

Net cash used in operating activities	(13,566)	(516)
Net cash (used in) provided by investing activities	(6,111)	988
Net cash used in financing activities	(4,083)	(1,692)
Effect of exchange rates on cash and cash equivalents	(159)	811

Net decrease in cash and cash equivalents	$(23,919)	$(409)

	As of
	June 30, 2004	December 31, 2003
	(In thousands)
Cash and cash equivalents	$126,145	$150,064
Short term investments	14,647	14,126
Working capital	123,681	125,940
Total assets	320,510	337,088
Total stockholders’ equity	241,112	243,814

          Operating Activities. During the six months ended June 30, 2004, cash used in operations was $13.6 million compared to $0.5 million for same period in 2003. Cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities offset in part by our improved operating results. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

          Cash used in operations for the six months ended June 30, 2004 included the effects of:

•	our net income of $1.1 million;

•	non-cash charges of $6.9 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $1.2 million;

•	a decrease in accrued expenses and other liabilities of $12.7 million, including a $4.5 million payment for a settlement, approximately $3.0 million related to the payment of annual expenses, including annual employee bonuses and incentive pay, and release of $3.3 million of contract loss accruals;

•	an increase of $8.7 million in accounts receivable due to the timing of billings and receipts of payment during the period; and

•	changes in other operating assets and liabilities of $2.0 million.

          Cash used in operations for the six months ended June 30, 2003 included the effects of:

•	our net loss of $35.7 million;

•	non-cash charges of $12.9 million of depreciation, amortization and a $13.4 million impairment of goodwill and other intangible assets in the Edify business;

•	provision of doubtful accounts receivable and billing adjustments of $3.9 million; and

•	changes in other operating assets and liabilities of $0.6 million.

          Investing Activities. Cash used in investing activities was $6.1 million for the six months ended June 30, 2004 compared to cash provided by investing activities of $1.0 million in the same period in 2003.

          In the first six months of 2004, we:

•	paid $1.2 million in connection with the acquisition of the Indian development business;

•	invested $0.8 million in an equity method investee; and

•	purchased $3.6 million of property and equipment.

          In the first six months of 2003, we:

•	converted $4.5 million, net, from short-term investments to cash and cash equivalents; and

•	purchased $3.6 million of property and equipment.

          Financing Activities. Cash used in financing activities was $4.1 million for the six months ended June 30, 2004 compared to $1.7 million in same period in 2003.

          In the first six months of 2004 and 2003, we received $1.8 million and $0.6 million, respectively, from the sale of common stock under our employee stock plans. We paid $0.5 million and $1.6 million, respectively, for capital lease obligations in the six months ended June 30, 2004 and 2003. In the first half of 2004 and 2003, we repurchased $5.4 million and $0.8 million, respectively, of our common stock.

          In October 2003, our board of directors approved a $15.0 million stock repurchase program. Purchases under this program have been funded from available cash and cash equivalents. Through June 30, 2004, we repurchased 0.8 million shares of our common stock at a cost of $5.8 million under this program.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

          Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1 or any of its subsidiaries is a party or which their property is subject.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Approximate Dollar Value
	Number of		Purchased as Part of	of Shares that May Yet Be
	Shares	Average Price	Publicly Announced Plans	Purchased Under the
	Purchased	Paid per Share	or Programs	Plans or Programs
April 1, 2004 to April 30, 2004	72,500	$8.11	72,500	$9,433,065
May 1, 2004 to May 31, 2004	27,500	$8.74	27,500	$9,192,743
June 1, 2004 to June 30, 2004	—	—	—	$9,192,743
Total	100,000	$8.28	100,000	$9,192,743

          In October 2003, our board of directors approved a $15.0 million stock repurchase program. This program authorizes the repurchase of up to $15.0 million of our common stock to be purchased on the open-market subject to pre-defined purchase guidelines. There is no expiration date for this program.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	S1’s 2004 annual meeting of shareholders was held on May 14, 2004.

(b)	Jaime W. Ellertson, James S. Mahan and M. Douglas Ivester were re-elected as directors at the 2004 annual meeting. Continuing directors include David C. Hodgson, Gregory J. Owens and Howard J. Runnion.

(c)	The election of three directors for three-year terms was voted on and approved by S1’s shareholders at the 2004 annual meeting of shareholders held on May 14, 2004.

The results of the voting by shareholders at the annual meeting were as follows:

		Against/
Director Nominee	For	Withheld	Broker Non-Votes
Jaime W. Ellertson	63,859,657	1,178,264	5,735,527
James S. Mahan	63,934,521	1,103,400	5,735,527
M. Douglas Ivester	63,908,196	1,129,725	5,735,527

(d)	Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

(b)	Reports on Form 8-K.

          S1 filed the following Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended June 30, 2004:

          Current Report on Form 8-K filed with the SEC on April 28, 2004 (date of report April 28, 2004) (regarding a press release and an analyst conference call related to first quarter of 2004 results and S1 and its operations).

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 9, 2004.

S1 CORPORATION

By:	/s/ Matthew Hale

Matthew Hale
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)