Form 10-Q
period 2004-09-30
S1 CORP /DE/
filed 2004-11-09
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

          Shares of common stock outstanding as of November 3, 2004: 73,713,718

S1 CORPORATION AND SUBSIDIARIES

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,737	$150,064
Short-term investments	6,074	14,126
Accounts receivable, net	47,714	37,188
Prepaid expenses	7,562	5,745
Other current assets	1,696	3,218

Total current assets	186,783	210,341
Property and equipment, net	14,419	15,661
Intangible assets, net	13,817	14,073
Goodwill, net	96,840	93,462
Other assets	3,633	3,551

Total assets	$315,492	$337,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,079	$6,166
Accrued compensation and benefits	11,033	11,500
Accrued restructuring	2,478	4,711
Accrued other expenses	14,786	22,726
Deferred revenues	31,667	38,536
Current portion of capital lease obligation	1,118	762

Total current liabilities	66,161	84,401
Capital lease obligation, excluding current portion	975	523
Accrued restructuring, excluding current portion	6,515	7,063
Other liabilities	1,977	1,287

Total liabilities	75,628	93,274

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	737	732
Additional paid-in capital	1,910,515	1,907,918
Common stock held in treasury – at cost	(21,236)	(10,438)
Accumulated deficit	(1,657,434)	(1,661,717)
Accumulated other comprehensive loss	(2,718)	(2,681)

Total stockholders’ equity	239,864	243,814

Total liabilities and stockholders’ equity	$315,492	$337,088

Preferred shares issued and outstanding	749,064	749,064

Common shares issued and outstanding	73,697,079	73,230,760

Common stock held in treasury	3,501,761	2,105,862

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Software licenses	$11,736	$16,161	$32,733	$45,312
Support and maintenance	15,689	14,193	47,361	44,210
Professional services	24,385	16,815	68,382	63,137
Data center	9,923	8,840	30,407	35,571
Other	522	1,452	2,186	2,618

Total revenues	62,255	57,461	181,069	190,848

Operating expenses:
Cost of software licenses	1,514	1,156	4,819	3,014
Cost of professional services, support and maintenance	19,223	18,503	55,545	66,091
Cost of data center	4,585	5,177	14,333	18,567
Cost of other revenue	279	1,424	1,757	2,438
Selling and marketing	9,099	9,334	26,703	30,988
Product development	12,029	10,415	38,891	33,789
General and administrative	8,308	7,607	22,682	24,637
Depreciation	2,708	3,545	7,996	13,983
Merger related costs and restructuring charges	—	4,052	—	20,564
Amortization of other intangible assets and goodwill impairment	836	768	2,437	16,625

Total operating expenses	58,581	61,981	175,163	230,696

Operating income (loss)	3,674	(4,520)	5,906	(39,848)
Interest and other income (expense), net	180	171	(525)	(74)

Income (loss) before income tax expense	3,854	(4,349)	5,381	(39,922)
Income tax expense	(635)	(11)	(1,098)	(130)

Net income (loss)	$3,219	$(4,360)	$4,283	$(40,052)

Basic net income (loss) per common share	$0.05	$(0.06)	$0.06	$(0.58)

Diluted net income per common share	$0.04	n/a	$0.06	n/a

Weighted average common shares outstanding - basic	70,507	69,877	70,693	69,493
Weighted average common shares outstanding - diluted	72,700	n/a	73,107	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,283	$(40,052)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and goodwill impairment charge	10,433	30,608
Loss on disposal of property and equipment	—	3,931
Equity in net loss of affiliate	750	—
Compensation expense for stock options	—	281
Provision for doubtful accounts receivable and billing adjustments	1,087	4,674
Gain on sale of investments available for sale	—	(24)
Loss on impaired cost-basis equity investment	—	615
Other	—	710
Changes in assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivable	(11,584)	9,678
Decrease in prepaid expenses and other assets	913	4,317
Decrease in accounts payable	(1,148)	(10,703)
(Decrease) increase in accrued expenses and other liabilities	(11,177)	5,495
Decrease in deferred revenues	(7,764)	(735)

Net cash (used in) provided by operating activities	(14,207)	8,795

Cash flows from investing activities:
Cash paid in connection with acquisition	(5,278)	—
Maturities of short-term investment securities	34,898	14,853
Purchases of short-term investment securities	(26,846)	(20,416)
Investment in equity method investee	(750)	—
Proceeds from sale of investment securities available for sale	—	92
Proceeds from sale of other assets	—	1,415
Proceeds from sale of cost basis equity investment	—	494
Purchases of property, equipment and technology	(5,156)	(4,528)

Net cash used in investing activities	(3,132)	(8,090)

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	2,602	1,078
Payments on capital lease obligations	(739)	(1,756)
Repurchase of common stock held in treasury	(10,798)	(750)

Net cash used in financing activities	(8,935)	(1,428)

Effect of exchange rate changes on cash and cash equivalents	(53)	1,000

Net decrease in cash and cash equivalents	(26,327)	277
Cash and cash equivalents at beginning of period	150,064	127,842

Cash and cash equivalents at end of period	$123,737	$128,119

Noncash investing activities:
Property and equipment acquired through capital leases	$1,547	$1,293
Maintenance agreement financed through vendor	1,201	—

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     1. BACKGROUND AND BASIS OF PRESENTATION

          S1 Corporation provides integrated front-office software solutions for financial services organizations, including banks, credit unions, investment firms and insurance companies around the world. Our solutions help financial institutions automate and integrate their customer interaction channels and market segments. These interaction channels include:

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

Through our applications, which can be sold standalone as best-of-breed applications or as an integrated suite across the enterprise, S1 helps financial institutions better service and sell financial products to all of their market segments, ranging from retail consumers and small businesses to global corporations. S1 applications also help financial institutions lower the costs associated with supporting their infrastructure and servicing their customers and employees by providing a single platform on which all of their front-office applications and customer information can reside. S1’s customer relationship management (CRM) software enables institutions to better understand their customers, segment their needs, and more effectively cross-sell services and improve customer satisfaction.

          We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region and (ii) the International region, consisting primarily of Europe, the Middle East region and Africa (EMEA) and the Asia-Pacific region and Japan (APJ) region. We refer to our core business segment as the “Financial Institutions” business.

          Through our Edify subsidiary, S1 delivers voice and speech solutions for the enterprise. For 14 years, Edify has helped more than 2,000 companies automate their customer service facilities, improve customer satisfaction and create new revenue generating opportunities, while reducing operational costs. Voice and speech applications built with Edify are scalable, multilingual and flexible, allowing companies to easily integrate multiple backend systems with a variety of contact interfaces. Edify’s voice and speech solutions combine speech recognition, speaker verification, text-to-speech, fax, and touch-tone automation with a powerful application development environment and natural language capabilities to help organizations optimize customer service while lowering costs. Edify’s open, standards-based platform manages millions of customer interactions every day across a broad range of industries.

          S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; Rochester and New York, New York; West Hills and Santa Clara, California; and additional international offices in Brussels, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Munich, Paris, Pune and Rotterdam. S1 is incorporated in Delaware.

          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2004 and our results of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004. The data in the condensed consolidated balance sheet as of December 31, 2003 was derived from our audited consolidated balance sheet as of December 31, 2003, as presented in our Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

     2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Significant Accounting Policies

          Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

Stock–based compensation

          We account for our stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” As such, we record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Additionally, if a modification is made to an existing grant, any related compensation expense is calculated on the date both parties accept the modification and recorded on the date the modification becomes effective. Otherwise, we do not record stock compensation expense when we grant stock options to S1 employees.

          In the three and nine months ended September 30, 2003, we recognized compensation expense of approximately $0 million and $0.3 million, respectively, relating to stock options granted with exercise prices less than the market price on the date of grant. Had we determined compensation expense based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net income (loss) would have changed to the unaudited pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$3,219	$(4,360)	$4,283	$(40,052)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	281
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,936)	(27,723)	(29,058)	(82,096)

Pro forma net loss	$(6,717)	$(32,083)	$(24,775)	$(121,867)

Basic and diluted net income (loss) per share:
As reported - basic	$0.05	$(0.06)	$0.06	$(0.58)
As reported - - diluted	$0.04	n/a	$0.06	n/a
Pro forma – basic and diluted	$(0.10)	$(0.46)	$(0.35)	$(1.75)

          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.

          The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2004	2003
Expected volatility	103.3%	114.4%
Risk-free interest rate	3.6%	2.9%
Expected life	4.0 years	4.6 years

Recent Accounting Pronouncements

          In March 2004, the Emerging Issue Task Force (“EITF”) reached consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share.” EITF Issue No. 03-06 provides guidance in applying the two-class method of calculating earnings per share and clarifies what constitutes a participating security. The consensus significantly expands the notion of participation right from previous practice. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 31, 2004. We have adopted EITF Issue No. 03-06 as of April 1, 2004, with no material impact on our consolidated financial statements. We determined that our preferred shares outstanding are participating securities as defined in EITF Issue No. 03-06 and we have restated prior period earnings per share amounts to ensure comparability.

     3. BUSINESS ACQUISITIONS

          On August 4, 2004, we purchased the outstanding stock of X/Net Associates, Inc., a Rochester, New York based provider of lending solutions to financial institutions. We believe this acquisition will strengthen our product offering around lending solutions and accelerate the development of our lending functionality. We paid cash consideration of $4.0 million for this business and incurred approximately $0.1 million of expenses in connection with the acquisition. Under the agreement, additional consideration may be paid to one shareholder of X/Net if certain financial metrics are achieved. There is a maximum of $1.0 million that can be earned in the year period from August 1, 2004 through July 31, 2005 and $2.0 million that can be earned in the year period from August 1, 2005 through July 31, 2006. We will record this contingent consideration as compensation expense in the period it is estimated to have been earned. We have included the results of X/Net in our results of operations from the date of the acquisition.

          On May 16, 2004, we purchased a business unit from vMoksha Technologies, Private Limited, an Indian-based provider of software development, programming, infrastructure development and related services. This business unit previously provided services to us under several software development agreements. We believe this acquisition will reduce our costs and allow us to have greater control over the quality of the development efforts undertaken. We paid cash consideration of approximately $1.2 million for the business unit, of which we paid $1.0 million in the quarter ended June 30, 2004 and $0.2 million in July 2004. We have included the results of the business in our consolidated results of operations from the date of acquisition. In connection with this acquisition, we acquired approximately 240 employees.

          We accounted for these acquisitions using the purchase accounting method of accounting as prescribed by SFAS No. 141, “Business Combinations”. We assigned the total purchase price to the net assets and liabilities of the businesses with the remaining amount assigned to goodwill. The value assigned to the identifiable intangible assets was based on an analysis performed as of the date of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	X/Net (3)	vMoksha
Current assets	$18	$87
Property and equipment	—	433
Goodwill	3,008	888
Developed technology (1)	1,300	—
Customer relationship asset (2)	500	—
Current liabilities	(743)	(210)

Total purchase price	$4,083	$1,198

(1)	Developed technology for X/Net has an estimated useful life of five years.

(2)	Customer relationship asset for X/Net has an estimated useful life of three years.

(3)	The valuation of the acquired X/Net intangible assets presented above is preliminary, pending the results of an independent appraisal to be completed in the fourth quarter of 2004.

          We did not present proforma results of operations for these acquisitions because their effect was not significant, individually or in the aggregate.

     4. GOODWILL AND OTHER INTANGIBLE ASSETS

          At September 30, 2004, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased technology	$14,094	$(5,529)
Customer relationships	8,000	(2,748)

Total	$22,094	$(8,277)

          We recorded amortization expense of $2.4 million and $4.9 million during the nine months ended September 30, 2004 and 2003, respectively. We estimate aggregate amortization expense for 2004 and the next four calendar years to be as follows (in thousands):

	2004	2005	2006	2007	2008
Financial institutions business segment	$3,235	$3,488	$3,488	$2,477	$1,555
Edify business segment	75	—	—	—	—

          The changes in the carrying value of our goodwill for the nine months ended September 30, 2004 are as follows:

	Financial
	Institutions	Edify	Total
	(In thousands)
Balance, January 1, 2004	$88,576	$4,886	$93,462
Acquisitions	3,896	—	3,896
Utilization of acquisition related income tax benefits	(518)	—	(518)

Balance, September 30, 2004	$91,954	$4,886	$96,840

     5. STOCKHOLDERS’ EQUITY

          In July 2002, our board of directors approved a $10.0 million stock repurchase program to enhance long-term shareholder value. We completed this program in January 2003. Under this program, we repurchased 2,051,862 shares of our common stock at an average price of $4.87 per share.

          In October 2003, our board of directors approved additional repurchases of up to $15.0 million to offset the dilution of our common stock from shares granted under our employee stock option plans. This program was funded from available cash and short-term investments. As of September 30, 2004, we had repurchased 1,449,899 shares of our common stock at a cost of $11.2 million under this program.

          As of September 30, 2004, we hold 3,501,761 shares of our common stock in treasury at a cost of $21.2 million.

     6. COMPREHENSIVE INCOME (LOSS)

          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$3,219	$(4,360)	$4,283	$(40,052)
Foreign currency translation adjustment	137	(230)	(37)	385
Unrealized loss on investment securities available for sale, net of taxes	—	—	—	(86)

Comprehensive income (loss)	$3,356	$(4,590)	$4,246	$(39,753)

     7. MERGER RELATED COSTS AND RESTRUCTURING CHARGES

          Components of merger related and restructuring costs in the income statement are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Merger related costs	$—	$—	$—	$(997)
Restructuring charges	—	4,052	—	21,561

Total merger related costs and restructuring charges	$—	$4,052	$—	$20,564

          During the first nine months of 2003, we undertook several initiatives to align our cost structure with our anticipated 2004 revenues in both our financial institutions and Edify businesses. As a result, management approved restructuring plans to consolidate our data center operations in the United Kingdom into our global hosting center in Atlanta, reduce the work force, relocate and consolidate certain office facilities and sell certain corporate assets. In connection with these plans, we recorded restructuring charges of $21.6 million during the nine months ended September 30, 2003.

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

          The restructuring reserves as of December 31, 2003 and September 30, 2004 and their utilization for the nine months ended September 30, 2004 are summarized as follows:

	Personnel Costs	Lease Costs	Other	Total
	(In thousands)
Balance, December 31, 2003	$944	$10,312	$518	$11,774
Amounts utilized	(660)	(1,892)	(229)	(2,781)
Adjustment	(284)	284	—	—

Balance, September 30, 2004	$—	$8,704	$289	$8,993

          We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $8.7 million, of which we anticipate to pay approximately $2.2 million within the next twelve months.

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

          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and nine months ended September 30, 2004 and 2003. We do not use any asset-based metrics to measure the operating performance of our segments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Financial institutions	$33	$308	$133	$1,026
Edify	719	749	1,561	1,412

	Three Months Ended September 30, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$53,998	$9,009	$(752)	$62,255
Operating expenses:
Direct costs	23,218	3,135	(752)	25,601
Selling and marketing	6,435	2,664	—	9,099
Product development	10,461	1,568	—	12,029
General and administrative	7,193	1,115	—	8,308
Depreciation	2,440	268	—	2,708
Amortization of other intangible assets and goodwill impairment	836	—	—	836

Total operating expenses	50,583	8,750	(752)	58,581

Segment operating income	$3,415	$259	$—	$3,674

	Three Months Ended September 30, 2003
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$50,559	$7,959	$(1,057)	$57,461
Operating expenses:
Direct costs	23,594	3,723	(1,057)	26,260
Selling and marketing	6,347	2,987	—	9,334
Product development	8,931	1,484	—	10,415
General and administrative	6,817	790	—	7,607
Depreciation	3,309	236	—	3,545
Merger related costs and restructuring charges	2,894	1,158	—	4,052
Amortization of other intangible assets and goodwill impairment	693	75	—	768

Total operating expenses	52,585	10,453	(1,057)	61,981

Segment operating loss	$(2,026)	$(2,494)	$—	$(4,520)

	Nine Months Ended September 30, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$155,072	$27,691	$(1,694)	$181,069
Operating expenses:
Direct costs	67,604	10,544	(1,694)	76,454
Selling and marketing	18,542	8,161	—	26,703
Product development	34,290	4,601	—	38,891
General and administrative	19,548	3,134	—	22,682
Depreciation	7,289	707	—	7,996
Amortization of other intangible assets and goodwill impairment	2,362	75	—	2,437

Total operating expenses	149,635	27,222	(1,694)	175,163

Segment operating income	$5,437	$469	$—	$5,906

	Nine Months Ended September 30, 2003
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$171,239	$22,047	$(2,438)	$190,848
Operating expenses:
Direct costs	79,307	13,241	(2,438)	90,110
Selling and marketing	21,651	9,337	—	30,988
Product development	29,167	4,622	—	33,789
General and administrative	21,161	3,476	—	24,637
Depreciation	13,225	758	—	13,983
Merger related costs and restructuring charges	16,306	4,258	—	20,564
Amortization of other intangible assets and goodwill impairment	3,037	13,588	—	16,625

Total operating expenses	183,854	49,280	(2,438)	230,696

Segment operating loss	$(12,615)	$(27,233)	—	$(39,848)

          Currently, we have one major customer in the financial institutions segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 17% and 25% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended September 30, 2003 and 2004, respectively. We derived 21% and 23% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the nine months ended September 30, 2003 and 2004, respectively.

          In 2003, we had a second major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, which accounted for 16% and 19% of our revenues from the financial institutions segment during the three and nine months ended September 30, 2003. We did not earn any revenue from this customer during the nine months ended September 30, 2004, nor do we expect to earn any revenue from Zurich in future periods.

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

          Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses in the three and nine months ended September 30, 2003, the issuance of additional shares of common stock through the exercise of stock options or upon the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our net loss per share for that period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Basic earnings per share:
Net income (loss)	$3,219	$(4,360)	$4,283	$(40,052)
Amount allocated to participating preferred stockholders	(48)	—	(64)	—

Income (loss) available to common stockholders - basic	$3,171	$(4,360)	$4,219	$(40,052)

Weighted average common shares outstanding	70,507	69,877	70,693	69,493
Basic earnings per share	$0.05	$(0.06)	$0.06	$(0.58)
Diluted earnings per share:
Net income (loss)	$3,219	$(4,360)	$4,283	$(40,052)
Amount allocated to participating preferred stockholders	(48)	—	(64)	—

Income (loss) available to common stockholders - diluted	$3,171	$(4,360)	$4,219	$(40,052)

Weighted average common shares outstanding	70,507	69,877	70,693	69,493
Weighted average effect of common stock equivalents:
Stock options	2,193	624	2,414	780
Convertible preferred stock	—	1,635	—	1,691

Weighted average diluted shares outstanding	72,700	72,136	73,107	71,964
Diluted earnings per share	$0.04	n/a	$0.06	n/a

     11. SUBSEQUENT EVENTS

          On November 1, 2004, we sold the outstanding stock of Davidge Data Systems, a wholly owned subsidiary of S1 for approximately $13 million of cash. As of September 30, 2004, the net book value of the assets of the business was approximately $2.1 million. Beginning in the fourth quarter of 2004, we will account for the sale of Davidge Data Systems under the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the results of the Davidge business will be accounted for as discontinued operations.

          On November 6, 2004, we agreed to purchase 100 percent of the outstanding shares of Mosaic Software Holdings Limited (Mosaic). With headquarters in the UK, Mosaic is a global provider of solutions that drive ATMs and electronic payments. This acquisition will add to our suite of offerings to financial institutions an ATM channel solution along with the S1 Enterprise integrated front-office suite, which already includes the branch, call center, Internet and voice customer interaction channels.

          Under the terms of the agreement, S1 will pay $37 million in cash upon the closing of the transaction anticipated prior to November 30, 2004, and up to an additional $15 million in cash during 2005 contingent upon Mosaic achieving certain financial metrics during its fiscal year ending May 31, 2005, which will be capitalized as incremental purchase price if and when it becomes payable. The transaction is subject to customary conditions.

          We will account for the Mosaic acquisition using purchase accounting. Consequently, the operating results of Mosaic will be included in our Consolidated Statements of Operations from the date of acquisition. Our balance sheet for the period ending December 31, 2004 will include the acquired tangible and identifiable intangible assets and liabilities of Mosaic with any excess purchase price allocated to goodwill. We will obtain an independent valuation of the identifiable assets of Mosaic.

          Due to the acquisition occurring in the fourth quarter of 2004, the Company intends to avail itself of the allowed exclusion to evaluate and test the system of internal controls at Mosaic for design and effectiveness for the year ending December 31, 2004 under Section 404 of the Sarbanes-Oxley Act of 2002.

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

Overview

          We operate and manage S1 in two business segments: financial institutions, which is our core business segment, and the Edify business. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support. In discussions with our customers and investors, we use the term “subscription” as being synonymous with a term license. We will license Enterprise Platform 3.0 and other next generation applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract.

          In 2003, within our financial institutions business, we generated approximately 39% of our revenues from licenses and services provided to our two major customers (State Farm Mutual Automobile Insurance Company and Zurich Insurance Company). The remainder of the revenue was generated from the sale of licenses and services in the global financial services market. In the fourth quarter of 2003, we substantially completed a transition from our legacy Internet-only business to an Enterprise software and services business. During the transition, we experienced a loss or decrease of revenue from legacy Internet-only customers. Zurich, whose contract with us expired on December 31, 2003, accounted for approximately $43 million in revenue in 2003, will not generate any revenue for S1 in 2004. Revenue from State Farm was approximately $46 million in 2003, and is expected to be approximately $40 million in 2004. In addition to these two customers, we had a number of other legacy Internet-only customers that cancelled their hosting contracts or moved to “in house” implementations contributing to an anticipated loss of data center revenue from 2003 to 2004 of approximately $5 million. We believe the majority of these data center revenue transitions were substantially completed during the third and fourth quarters of 2003.

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

          Throughout 2003 and 2004, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. In 2003, we released for general availability additional applications for the S1 Enterprise Platform including: retail Internet banking, small business Internet banking, corporate cash management and branch automation. The third major release of S1 Enterprise, in August 2004, adds a number of new applications that are now native to the S1 Enterprise Platform, along with S1 Personal Banking, S1 Business Banking, S1 Corporate Banking, and S1 Insurance. The new integrated applications include S1 Enterprise Teller, S1 Enterprise Sales and Service Platform, S1 Enterprise Call Center, S1 Enterprise Voice (powered by Edify) and S1 Enterprise Analytics. As of September 30, 2004, over seventy financial institutions are in production mode with a hosted or on-premise S1 Enterprise solution and over one hundred and fifty financial institutions have purchased one or more of our Enterprise applications.

          In the second quarter of 2004, we purchased a business unit from vMoksha Technologies, Private Limited in order to establish a wholly-owned software development center in Pune, India. Previously, this business unit exclusively provided software development, programming and other related services to certain of our subsidiaries. We believe this acquisition will reduce our costs and provide greater control over the quality of the development effort.

          In the third quarter of 2004, we acquired X/Net Associates, Inc., a Rochester, New York based provider of lending solutions. We believe this acquisition will strengthen our product offering around lending solutions and accelerate the development of our lending functionality. In September 2004, we announced general availability of our S1 Lending Solutions product.

          During the first quarter of 2004, we entered into long-term distribution agreements with two international financial services solution providers. We believe these agreements will expand our distribution and delivery capacity in EMEA, Asia and Latin America regions. We did not record any revenues from these agreements during the first nine months of 2004. These relationships require time to train their personnel on our products and to build a sales pipeline. During the fourth quarter of 2004, we expect to enter into customer contracts from these agreements.

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

Comparison of the Three Months Ended September 30, 2004 and 2003

          Revenues. The following table sets forth our revenue data for the three months ended September 30, 2004 and 2003.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Quarter Ended September 30, 2004:
Core FI business	$8,791	$11,511	$23,251	$9,923	$522	$53,998
Zurich	—	—	—	—	—	—

Financial institutions segment	8,791	11,511	23,251	9,923	522	53,998
Edify	3,077	4,791	1,141	—	—	9,009
Eliminations	(132)	(613)	(7)	—	—	(752)

Total	$11,736	$15,689	$24,385	$9,923	$522	$62,255

Quarter Ended September 30, 2003:
Core FI business	$5,675	$10,625	$15,792	$8,840	$1,451	$42,383
Zurich	8,176	—	—	—	—	8,176

Financial institutions segment	13,851	10,625	15,792	8,840	1,451	50,559
Edify	2,781	4,085	1,092	—	1	7,959
Eliminations	(471)	(517)	(69)	—	—	(1,057)

Total	$16,161	$14,193	$16,815	$8,840	$1,452	$57,461

          Total revenues increased by $4.8 million to $62.3 million for the three months ended September 30, 2004 compared to $57.5 million for the same period in 2003, or 8%. Our financial institutions segment earned revenues of $54.0 million for the quarter ended September 30, 2004 compared with $50.6 million for the same period in 2003. Revenues for our Edify business were $9.0 million for the three months ended September 30, 2004 compared with $8.0 million for the same period in 2003. In the third quarter of 2003, we recorded total revenue from Zurich of approximately $8.2 million of license revenue. We did not earn any revenue from Zurich in the third quarter of 2004. We do not expect revenue growth in 2004 from our base financial institutions business to completely replace the $43 million of lost Zurich revenue from 2003. As a result, we expect revenues in 2004 to be lower than 2003.

          Software license revenues for our financial institutions segment were $8.8 million for the three months ended September 30, 2004, a decrease of $5.1 million from the same period in 2003. This decrease is attributable to the loss of license revenue earned from Zurich of $8.2 million during the three months ended September 30, 2003, offset in part by license revenues earned from sales to new customers and cross sales to existing customers. Excluding license revenues from Zurich, license revenues increased $3.1 million or 55%. License revenues can fluctuate from quarter to quarter. However, we generally expect license revenues to grow sequentially on a quarterly basis in 2004. Approximately $0.9 million of our license revenue for the quarter ended September 30, 2004 was recognized under subscription license agreements.

          Software license revenue of $3.1 million for our Edify business increased $0.3 million from the same period in 2003. This increase resulted from improved economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and the stabilization of the business under new management. We expect license revenues to be between $2.2 million and $4.0 million for the fourth quarter 2004.

          Support and maintenance revenues for our financial institutions segment were $11.5 million for the three months ended September 30, 2004 as compared to $10.6 million for the same period in 2003. The increase is primarily attributable to support and maintenance fees earned from new and existing customers who purchased licenses during 2003 and 2004, partially offset by the attrition of legacy Internet-only customers. We believe that the attrition of legacy customers was substantially complete at December 31, 2003 and that support and maintenance revenues from our financial institutions segment will continue to grow on a sequential quarter basis.

          Support and maintenance revenues for the Edify business were $4.8 million for the three months ended September 30, 2004, an increase of $0.7 million from the same period in 2003. We expect support and maintenance revenues for our Edify business to remain stable over the fourth quarter of 2004.

          Professional services revenues for our financial institutions segment were $23.3 million for the three months ended September 30, 2004, a increase of $7.5 million from the same period in 2003. This increase is primarily attributable to the revenues from new projects, an increase in professional services revenues from State Farm of $4.5 million and $1.7 million recorded for one customer project. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can be an increase or a decrease based on the projects.

          The Edify business segment recorded $1.1 million for professional services revenues during the third quarter of 2004, which compares to $1.1 million for the third quarter of 2003. We expect professional services revenues to be between $1.4 and $2.0 million for the fourth quarter of 2004.

          Data center revenues were $9.9 million for the three months ended September 30, 2004, an increase of $1.1 million from the same period in 2003. The increase resulted from increases in the number of hosted customers. As we add hosted customers on our S1 Enterprise products and our existing customers business grow, we expect data center revenues to increase on a sequential quarter for the fourth quarter of 2004.

          Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold and is not typical in our sales arrangements. In the third quarter of 2004, we recorded $0.5 million in other revenue for third-party hardware and software. In the third quarter of 2003, we recorded $1.5 million in other revenue for third-party hardware that was primarily delivered to one financial institution customer from inventory. The related cost of the hardware sold is included in “cost of other revenue” as the hardware is delivered. There is only minimal gross margin associated with other revenue.

          Direct Costs and Gross Margins. Direct costs decreased by $0.7 million to $25.6 million for the three months ended September 30, 2004 as compared with the same period in 2003. Overall gross margins were 59% and 54% for the three months ended September 30, 2004 and 2003, respectively. The overall decrease in direct costs and corresponding increase in gross margins is a result of a lower cost base as discussed below.

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

          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $19.2 million for the three months ended September 30, 2004, an increase of $0.7 million from $18.5 million for the same period in 2003. The increase is attributable to a $0.9 million reduction of our loss accruals during the quarter ended September 30, 2003. Gross margins for professional services, support and maintenance were 52% and 40% for the quarters ended September 30, 2004 and 2003, respectively. The gross margin for the third quarter of 2004 was favorably impacted by the cumulative catch-up of $1.7 million of revenue on one large customer project. We expect gross margins for professional services, support and maintenance to be between 40% and 45% on a go-forward basis.

          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $0.6 million to $4.6 million for the three months ended September 30, 2004 from $5.2 million for same period in 2003. The decrease is primarily attributable to a decrease in data center personnel and related expenses.

          Selling and Marketing Expenses. Total selling and marketing expenses decreased by $0.2 million to $9.1 million for the three months ended September 30, 2004 from $9.3 million for the same period in 2003.

          Product Development Expenses. Total product development expenses increased by $1.6 million to $12.0 million for the three months ended September 30, 2004 from $10.4 million for the same period in 2003. This increase is primarily attributable to an increase in product development headcount and the increased use of outside contractors to complete S1 Enterprise 3.0, which we was released in August 2004. Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release; however, we may be required to capitalize certain software development costs in the future.

          General and Administrative Expenses. General and administrative expenses increased by $0.7 million to $8.3 million for the three months ended September 30, 2004 from $7.6 million for the same period in 2003. As a percentage of revenues, general and administrative expenses were 13% for the both three months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily related to an increase in professional accounting fees resulting from activities to comply with the provisions of the Sarbanes-Oxley Act of 2002, as well as outside legal costs associated with corporate development activities and litigation.

          Depreciation. Depreciation decreased to $2.7 million for the three months ended September 30, 2004 from $3.5 million for the same period in 2003, due to reductions in capital expenditures during recent periods as compared with those made in 2001 and 2002. A significant portion of those items that we purchased in 2001 became fully depreciated by the end of 2003. We expect depreciation expense to be approximately $3.0 million for the fourth quarter of 2004.

          Merger Related Costs and Restructuring Charges. We did not record a restructuring charge in the third quarter of 2004.

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

          Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets and goodwill impairment was $0.8 million for the three months ended September 30, 2004 and 2003. Amortization expense is expected to be approximately $0.9 million the fourth quarter of 2004.

          Interest and Other Expense, Net. Interest and other income net was $0.2 million for both the three months ended September 30, 2004 and 2003, respectively.

          Income Tax Expense. We recorded income tax expense of $0.6 million during the three months ended September 30, 2004. We recorded minimal income tax expense in the same period of 2003.

          Although we have net operating loss carryforwards (NOLs) and tax credit carryforwards of approximately $445.7 million at December 31, 2003, from time-to-time we are required to record an income tax provision in periods:

•	for tax expense in certain foreign subsidiaries for which do not have NOLs to utilize;

•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash; or

•	if there are NOLs that were acquired as part of a business combination, upon which we placed a valuation allowance at acquisition date. This results in non-cash income tax expense as goodwill is reduced and the valuation allowance is released.

          We incurred foreign income tax expense in certain European countries in 2004 and 2003. In 2004, we recorded alternative minimum tax expense for our domestic operations as a result of limitations on the use of our federal NOLs. Approximately $0.3 million of our income tax expense in the three months ended September 30, 2004 resulted from the release of the valuation allowance against pre-acquisition NOLs and does not represent anticipated cash taxes to be paid.

Comparison of the Nine Months Ended September 30, 2004 and 2003

          Revenues. The following table sets forth our revenue data for the nine months ended September 30, 2004 and 2003.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine Months Ended September 30, 2004:
Core FI business	$23,856	$34,605	$64,018	$30,407	$2,186	$155,072
Zurich	—	—	—	—	—	—

Financial institutions segment	23,856	34,605	64,018	30,407	2,186	155,072
Edify	9,416	13,842	4,433	—	—	27,691
Eliminations	(539)	(1,086)	(69)	—	—	(1,694)

Total	$32,733	$47,361	$68,382	$30,407	$2,186	$181,069

Nine Months Ended September 30, 2003:
Core FI business	$16,131	$33,684	$58,708	$26,937	$2,617	$138,077
Zurich	24,528	—	—	8,634	—	33,162

Financial institutions segment	40,659	33,684	58,708	35,571	2,617	171,239
Edify	5,457	11,981	4,608	—	1	22,047
Eliminations	(804)	(1,455)	(179)	—	—	(2,438)

Total	$45,312	$44,210	$63,137	$35,571	$2,618	$190,848

          Total revenues decreased by $9.7 million to $181.1 million for the nine months ended September 30, 2004 compared to $190.8 million for the same period in 2003, a decrease of 5%. Our financial institutions segment earned revenues of $155.1 million for the nine months ended September 30, 2004 compared with $171.2 million for the same period in 2003. Revenues for our Edify business were $27.7 million for the nine months ended September 30, 2004 compared with $22.0 million for the same period in 2003. In the first nine months of 2003, we recorded total revenue from Zurich of approximately $33.2 million, including license revenue of $24.5 million and data center revenue of $8.6 million. We did not earn any revenue from Zurich in 2004. We do not expect revenue growth from our base financial institutions business to completely replace the lost Zurich revenue during 2004. As a result, we expect revenues in 2004 to be lower than 2003.

          Software license revenues for our financial institutions segment were $23.9 million for the nine months ended September 30, 2004, a decrease of $16.8 million from the same period in 2003. This decrease is attributable to the loss of license revenue earned from Zurich of $24.5 million during the nine months ended September 30, 2003, offset in part by license revenues earned from sales to new customers and cross sales to existing customers. Excluding license revenues from Zurich, license revenues increased $7.7 million or 48%.

          Software license revenue of $9.4 million for our Edify business increased $4.0 million from the same period in 2003. This increase resulted from several new large contracts signed during the first nine months of this year, improved economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and the stabilization of the business under new management.

          Support and maintenance revenues for our financial institutions segment were $34.6 million for the nine months ended September 30, 2004 as compared to $33.7 million for the same period in 2003. We earned support and maintenance fees earned from customers who purchased licenses during 2003 and 2004, which was partially offset by attrition from our legacy Internet-only customers.

          Support and maintenance revenues for the Edify business were $13.8 million for the nine months ended September 30, 2004, an increase of $1.9 million from the same period in 2003. We earned support and maintenance fees from customers who purchased licenses in 2003 and 2004.

          Professional services revenues for our financial institutions segment were $64.0 million for the nine months ended September 30, 2004, an increase of $5.3 million from the same period in 2003. This increase is principally attributable to the revenues from new projects and $1.7 million recorded for one large project.

          The Edify business recorded $4.4 million for professional services revenues during the first nine months of 2004, which compares to $4.6 million for the first nine months of 2003.

          Data center revenues were $30.4 million for the nine months ended September 30, 2004, a decrease of $5.2 million from the same period in 2003. The decrease resulted from the loss of revenue from Zurich of $8.6 million, offset by revenue increases from new and existing customers.

          Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products.

          Direct Costs and Gross Margins. Direct costs decreased by $13.7 million to $76.5 million for the nine months ended September 30, 2004 from the same period in 2003. Overall gross margins were 58% and 53% for the nine months ended September 30, 2004 and 2003, respectively. The overall decrease in direct costs and corresponding increase in gross margins is a result of a lower cost base as discussed below.

          Direct costs exclude charges for depreciation and amortization of property and equipment and the amortization of purchased technology.

          Cost of software licenses for our products sold in our financial institution segment are generally minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. The overall increase in cost of software licenses was primarily related to increased license sales (excluding Zurich which had no software license costs in 2003) in our financial institutions business.

          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $55.5 million for the nine months ended September 30, 2004, a decrease of $10.5 million from $66.1 million for the same period in 2003. $5.9 million of the decrease from 2003 was caused by additional charges of $3.7 million on services projects that were accrued in the first quarter of 2003 and released or reduced by $1.7 million in the third quarter of 2003 and $3.5 million in the first six months of 2003. In the first and fourth quarters of 2003, we made accruals for losses on three professional services contracts of $3.7 million and $1.0 million, respectively. These loss accruals reflect the amounts by which our then anticipated future project costs would exceed the remaining unrecognized contractual revenues for those projects. In the first nine months of 2004, we reduced these loss accruals by approximately $3.3 million, as a result of a combination of additional project funding and reductions in the estimated hours to complete the project and changes in the project scope from one customer, and clarification of project scope and the resulting changes in cost projections for the other loss projects. Gross margins for professional services, support and maintenance were 52% and 38% for the nine months ended September 30, 2004 and 2003, respectively. The gross margin for the nine months ended September 30, 2004 was favorably impacted by the cumulative catch-up of $1.7 million of revenue on one large customer project and the release of loss accruals as described above.

          We also benefited from cost savings measures implemented during the second half of 2003, including reductions in employee headcount and facilities costs.

          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $4.3 million to $14.3 million for the nine months ended September 30, 2004 from $18.6 million for same period in 2003. The decrease is primarily attributable to the cost savings realized from consolidation of the U.K. data center into our global hosting center in Atlanta, Georgia during 2003 and $1.9 million of accelerated costs during the first half of 2003 related to the closing of the U.K data center.

          Selling and Marketing Expenses. Total selling and marketing expenses decreased by $4.3 million to $26.7 million for the nine months ended September 30, 2004 from $31.0 million for the same period in 2003. This decrease is primarily attributable to reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits and travel and entertainment expenses, and bad debt expense; offset in part by an increase in the cost of marketing programs.

          Product Development Expenses. Total product development expenses increased by $5.1 million to $38.9 million for the nine months ended September 30, 2004 from $33.8 million for the same period in 2003. This increase is primarily attributable to an increase in product development headcount and the increased use of outside contractors to complete S1 Enterprise 3.0. Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release; however, we may be required to capitalize certain software development costs in the future.

          General and Administrative Expenses. General and administrative expenses decreased by $1.9 million to $22.7 million for the nine months ended September 30, 2004 from $24.6 million for the same period in 2003. As a percentage of revenues, general and administrative expenses were 13% for both the nine months ended September 30, 2004 and 2003. The decrease in general and administrative expenses was primarily attributable to a decrease in compensation and benefits from lower headcount and lower discretionary spending as a result of cost containment initiatives undertaken during the second half of 2003, offset in part by an increase in professional accounting fees related to compliance with the Sarbanes-Oxley Act of 2002 and legal fees related to corporate development activities and litigation matters in which we were involved in 2004.

          Depreciation. Depreciation decreased to $8.0 million for the nine months ended September 30, 2004 from $14.0 million for the same period in 2003, due to reductions in capital expenditures during recent periods as compared with those made in 2001 and 2002. A significant portion of those items that we purchased in 2001 became fully depreciated by the end of 2003. We expect depreciation expense to be approximately $3.0 million each quarter for the remainder of 2004.

          Merger Related Costs and Restructuring Charges. We did not record a restructuring charge in the first nine months of 2004.

          We recorded restructuring charges of $21.6 million during the nine months ended September 30, 2003, of which $4.3 million related to the Edify business. This charge was partially offset by the release of a pre-merger liability of $1.0 million. During the first nine months of 2003, we undertook several initiatives to align our worldwide cost structure with our anticipated 2004 revenues. As a result, management approved restructuring plans in the financial institution and Edify segments to reduce the work force, relocate and consolidate certain office facilities and sell certain corporate assets. In addition, we consolidated our EMEA data center operations based in the United Kingdom into our global hosting center in Atlanta.

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

          Amortization of Other Intangible Assets and Goodwill Impairment. Amortization of other intangible assets and goodwill impairment was $2.4 million for the nine months ended September 30, 2004 and $16.6 million for the same period in 2003.

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

          Interest and Other Expense, Net. Interest and other expense net was $0.5 million and $0.1 million for the nine months ended September 30, 2004 and 2003, respectively. In the second quarter of 2004, we made a $0.8 million investment in an equity method investment which was expensed immediately under the equity method of accounting due to the fact that our share of the accumulated losses exceeded the investment amount. In October 2004, we made an additional investment of $0.8 million that will be expensed in the fourth quarter of 2004. In the second quarter of 2003, we recorded a non-cash charge of $0.6 million to write down our carrying value in a certain cost-basis equity investment for other than temporary impairments.

          Income Tax Expense. We recorded income tax expense of $1.1 million and $0.1 million during the nine months ended September 30, 2004 and 2003.

          Although we have net operating loss carryforwards (NOLs) and tax credit carryforwards of approximately $445.7 million at December 31, 2003, from time-to-time we are required to record an income tax provision in periods:

•	for tax expense in certain foreign subsidiaries for which do not have NOLs to utilize;

•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash; or

•	if there are NOLs that were acquired as part of a business combination, upon which we placed a valuation allowance at acquisition date. This results in non-cash income tax expense as goodwill is reduced and the valuation allowance is released.

          We incurred foreign income tax expense in certain European countries in 2004 and 2003. In 2004, we recorded alternative minimum tax expense for our domestic operations as a result of limitations on the use of our federal NOLs. Approximately $0.5 million of our income tax expense in the nine months ended September 30, 2004 resulted from the release of the valuation allowance against pre-acquisition NOLs and does not represent anticipated cash taxes to be paid.

          At December 31, 2003, we had a valuation allowance of $217.9 million on our deferred tax assets. If we achieve sustained profitability, we may be required to reverse this valuation allowance, which would have a positive impact on our income tax benefit and our earnings in the period in which it is reversed. We do not expect to reverse this valuation allowance during 2004.

Liquidity and Capital Resources

          The following tables show information about our cash flows during the nine months ended September 30, 2004 and 2003 and selected balance sheet data as of September 30, 2004 and December 31, 2003:

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Net cash used in operating activities before changes in operating assets and liabilities	$16,553	$743
Change in operating assets and liabilities	(30,760)	8,052

Net cash (used in) provided by operating activities	(14,207)	8,795
Net cash used in investing activities	(3,132)	(8,090)
Net cash used in financing activities	(8,935)	(1,428)
Effect of exchange rates on cash and cash equivalents	(53)	1,000

Net decrease in cash and cash equivalents	$(26,327)	$277

	As of
	September 30, 2004	December 31, 2003
	(In thousands)
Cash and cash equivalents	$123,737	$150,064
Short term investments	6,074	14,126
Working capital	120,622	125,940
Total assets	315,492	337,088
Total stockholders’ equity	239,864	243,814

          Operating Activities. During the nine months ended September 30, 2004, cash used in operations was $14.2 million compared to cash provided by operations of $8.8 million for same period in 2003. The decrease in net cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities offset in part by our improved operating results. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

          Cash used in operations for the nine months ended September 30, 2004 included the effects of:

•	our net income of $4.3 million;

•	non-cash charges of $10.4 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $1.1 million;

•	a decrease in accrued expenses and other liabilities of $11.2 million, including a $4.5 million payment for the settlement of a disputed claim and approximately $3.0 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $11.6 million in accounts receivable due to the increased revenue accounted for under the percentage of completion accounting, the timing of billings at or near quarter end and receipts of payment distributed throughout the quarter;

•	a decrease in deferred revenues of $7.8 million due to the timing of billings and the recognition of revenues; and

•	changes in other operating assets and liabilities of $0.2 million.

          Cash used in operations for the nine months ended September 30, 2003 included the effects of:

•	our net loss of $40.1 million;

•	non-cash charges of $17.2 million of depreciation, amortization and a $13.4 million impairment of goodwill and other intangible assets in the Edify business;

•	provision of doubtful accounts receivable and billing adjustments of $4.7 million; and

•	changes in other operating assets and liabilities of $8.1 million.

          Investing Activities. Cash used in investing activities was $3.1 million for the nine months ended September 30, 2004 compared to $8.1 million in the same period in 2003.

          In the first nine months of 2004, we:

•	paid $5.3 million in connection with the acquisition of the Indian development business and X/Net Associates, Inc.;

•	converted $8.1 million, net, from short-term investments to cash and cash equivalents;

•	invested $0.8 million in an unconsolidated subsidiary; and

•	purchased $5.2 million of property and equipment.

          In the first nine months of 2003, we:

•	converted $5.5 million, net, from cash and cash equivalents to short-term investments;

•	purchased $4.5 million of property and equipment; and

•	received proceeds of $2.0 million from the sale of certain assets and investment securities.

          Financing Activities. Cash used in financing activities was $8.9 million for the nine months ended September 30, 2004 compared to $1.4 million in same period in 2003.

          In the first nine months of 2004 and 2003, we received $2.6 million and $1.1 million, respectively, from the sale of common stock under our employee stock plans. We paid $0.7 million and $1.8 million, respectively, for capital lease obligations in the nine months ended September 30, 2004 and 2003. In the first nine months of 2004 and 2003, we repurchased $10.8 million and $0.8 million, respectively, of our common stock.

          In October 2003, our board of directors approved a $15.0 million stock repurchase program. Purchases under this program have been funded from available cash and cash equivalents. Through September 30, 2004, we repurchased 1.5 million shares of our common stock at a cost of $11.2 million under this program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 30, 2004 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports that we file and submit under the Securities and Exchange Act of 1934 have been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

          There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

          Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control report from management in our Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

          Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting since 2003. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

          Although, as stated above, we have not made any significant changes in our internal controls over financial reporting during the most recent fiscal quarter, based on our documentation and testing to date, we have made process improvements in the documentation design or effectiveness of internal controls over financial reporting. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent auditor’s conclusions at December 31, 2004 with respect to the effectiveness of our internal controls over financial reporting.

          It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Approximate Dollar Value
	Number of		Purchased as Part of	of Shares that May Yet Be
	Shares	Average Price	Publicly Announced Plans	Purchased Under the
	Purchased	Paid per Share	or Programs	Plans or Programs
July 1, 2004 to July 31, 2004	106,705	$8.19	106,705	$8,319,045
August 1, 2004 to August 31, 2004	341,296	$7.83	341,296	$5,645,806
September 1, 2004 to September 30, 2004	235,898	$7.98	235,898	$3,764,007

Total	683,899	$7.94	683,899	$3,764,007

          In October 2003, our board of directors approved a stock repurchase program. This program authorizes the repurchase of up to $15.0 million of our common stock on the open-market subject to pre-defined purchase guidelines. There is no expiration date for this program.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

(b)	Reports on Form 8-K.

          S1 filed the following Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended September 30, 2004:

          Current Report on Form 8-K filed with the SEC on July 29, 2004 (date of report July 29, 2004) (regarding a press release and an analyst conference call related to second quarter of 2004 results and S1 and its operations).

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 2004.

S1 CORPORATION

By:	/s/ Matthew Hale

Matthew Hale
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)