Form 10-K
period 2004-12-31
S1 CORP /DE/
filed 2005-03-16
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, par value $0.01 per share
Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     Aggregate market value of the common stock held by non-affiliates of the Registrant, computed using the closing price on the for the Registrant’s common stock on June 30, 2004, was $662,066,572.

     Shares of common stock outstanding as of March 1, 2005: 70,626,594

Documents Incorporated by Reference

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Portions of the definitive proxy statement for the annual meeting of shareholders to be held May 12, 2005, which the registrant intends to file no later than 120 days after December 31, 2004, are incorporated by reference in Part III.

S1 CORPORATION AND SUBSIDIARIES

FOR THE YEAR ENDED DECEMBER 31, 2004

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

Business Overview

     We operate and manage S1 in two business segments: our core business financial institutions segment and our Edify business in the voice/speech solutions market. We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers. Our solutions address the needs of small, mid-sized and large financial organizations in two geographic areas: (i) the Americas region, and (ii) the International region, consisting of Europe, Middle East and Africa (EMEA) and Asia-Pacific and Japan (APJ). Additional information about our operating segments, geographic disclosures and major customers is presented in note 17 to our consolidated financial statements contained elsewhere in this report.

Financial Institutions Segment

     Through our financial institutions segment, we provide enterprise and single channel software solutions for financial services organizations, including banks, credit unions and insurance companies around the world. Our solutions help financial institutions improve revenue opportunities, reduce operating costs and enhance customer service by delivering multiple customer-facing applications that can be implemented on a single platform. These interaction channels include:

•	Branch and call center applications, or full-service channels, which banks primarily use to provide personalized service and relationship selling through the teller, agent desktop and call center; and

•	ATM, Internet and voice applications, or self-service channels, which financial institutions use as a low-cost way to enable customers to conduct simple transactions anytime, anywhere.

     S1 applications, which can be sold as standalone applications or as an integrated suite across the enterprise, help financial services providers better service and sell financial products to all of their market segments, ranging from retail consumers and small businesses to global corporations. Our applications also help financial institutions lower the costs associated with supporting their infrastructure and servicing their customers and employees by providing a single platform on which all of their front-office applications and customer information can reside. Our analytical applications enable institutions to better understand their customers, segment their needs, more effectively cross-sell services and improve customer satisfaction.

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

     We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenue by charging customers who license our products a periodic fee for software maintenance. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support. In discussions with our customers and investors, we use the term “subscription” as being synonymous with a term license. We intend to license Enterprise Platform Version 3 and other next generation applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract.

Edify Segment

     Through our Edify business segment, we deliver voice and speech solutions for companies across a range of industries. Edify’s products help companies automate their customer service facilities, improve customer satisfaction and create new revenue opportunities, while reducing operational costs. Edify’s voice and speech applications are scalable, multilingual and flexible, allowing companies to easily integrate multiple back-end systems with a variety of contact interfaces. Edify’s voice and speech solutions combine speech recognition, speaker verification, text-to-speech, fax, and touch-tone automation with a powerful application development environment and natural language capabilities to help organizations optimize customer service while lowering costs. Revenues from the Edify business segment accounted for approximately 15% of our total revenues from continuing operations in 2004.

General Background

     S1 is headquartered in Atlanta, Georgia with 29 offices in 15 countries, including development Centers of Excellence in Atlanta, Georgia; Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; West Hills, California; Pune, India; Dublin, Ireland; and Cape Town, South Africa. We are a global software and services organization that has more than 4,000 financial institution customers, ranging from global financial services companies to community banks and credit unions in the United States. S1 is primarily focused on the financial services industry, but also delivers voice, speech, point-of-sale, and payment solutions to retailers and telecommunication companies.

     S1 was founded in 1996 when we released the world’s first Internet bank — Security First Network Bank. In 1998, we sold the banking operations to Royal Bank of Canada. We then focused on software development, implementation and services. Our core business was Internet banking and insurance for several years. Through a series of strategic acquisitions and more than $100 million invested in product development activities in the past few years, S1 offers multiple products including our suite of integrated front-office products — S1 Enterprise.

     In 2004, we made three strategic acquisitions:

•	X/Net Associates, Inc., a Rochester, New York based provider of lending solutions to financial institutions;

•	Mosaic Software Holdings Limited, a United Kingdom based global provider of solutions that drive ATM and electronic payments: and

•	a business unit from an Indian-based provider of software development, programming, infrastructure development and related services.

     The acquisition of X/Net and Mosaic added to S1’s suite of products and increased our customer base. The third acquisition enabled us to cost effectively move from a contracted to an owned development and professional services organization in India with a continuity of workforce.

Financial Industry Background

     There are many factors influencing the formation of a new, more competitive environment for financial services providers today. These factors include pressure to grow their businesses organically instead of through mergers/acquisitions, lower interest rates that require banks to generate income through alternative sources, and the need to minimize IT and infrastructure costs while meeting the ever-rising consumer expectations for customer service and convenience. We believe that these factors are influencing financial services companies to look for new ways to more effectively service and sell their customers through all of their interaction channels, including the branch (teller and platform), call center, Internet, phone and ATM.

     As in some other industries, financial services providers can more cost-effectively grow their businesses by cross-selling additional products and services to their existing customers. This is difficult to do if they are not able to understand, segment and intelligently market services to these customers. S1 solutions are designed to not only provide financial institutions with greater insight into their customer data, but also into the transactions that their customers conduct. Unlike traditional customer relationship management (“CRM”) solutions that only provide the demographic customer information,

S1’s products are designed to combine customer information with transaction information to provide its customers with a very comprehensive view of their customers.

     As each customer interaction channel was introduced, many financial institutions took a tactical approach in expanding their offerings, incrementally adding these new channels as they fit in with their evolving business plans. By and large, each channel functioned independently, with limited, if any, interactions and knowledge of the customer interactions occurring in the other channels. This silo-like infrastructure has become too expensive for many institutions to support and too inefficient for consumers and businesses to try to interact with their financial institution. By implementing multiple applications on a single platform – what we believe to be the value proposition for S1 Enterprise solutions – banks are able to minimize the number of technology platforms, interfaces and administrative resources associated with supporting their operations. S1 Enterprise applications are designed to share common infrastructure elements through the reuse of business objects that help reduce the cost of rolling out new products, implementing upgrades and performing application maintenance.

     We believe that financial institutions that provide a unified experience for their customers across multiple points of interaction, delivered at the lowest possible price, will have a key competitive advantage. Financial institutions will need to deliver a consistent and compelling experience to their customers and provide them with products and services that better meet their needs and are relevant to their stage in life. We believe it is very challenging for financial institutions to deal with multiple channels, using different technologies, all of which must be integrated with a variety of legacy applications. Financial institutions are driven by technology and must attempt to keep up with the rapid pace of change. They must determine how to leverage their existing solutions while moving to new technologies that will protect their investments and better position them for the future.

     We believe that these factors are influencing the decision on the part of many financial institutions of all sizes to pursue an enterprise solution that helps them reduce their costs, increase their revenue opportunities and improve customer loyalty. With a single platform and common data model, institutions can reduce their costs by using single points of integration to the legacy applications, decreasing operational complexity and eliminating multi-vendor coordination, as well as drive revenue by enhancing cross-selling opportunities and improving the relationships they have with their customers. We are in the process of delivering a fully integrated solution that automates and integrates all of the front-office applications, while providing a technology platform to simplify integration and operations as well as speed implementation and time to market. Our activities during 2002, 2003 and 2004 were focused on the execution of our strategy around the delivery and implementation of this type of enterprise application and getting financial institutions in production on this new platform.

S1 Solutions

     Our direction for the S1 Enterprise is to take a holistic approach to unifying a financial institution’s multiple channels, applications, business processes and customer segments. By taking a customer-centric view, we expect that the S1 Enterprise will enable financial institutions to deliver a personalized, compelling experience to their retail, small business and corporate customers. By supporting all customer interaction channels — including full-service channels such as branches, agents and call centers; self-service channels such as voice, ATM and the Internet; and automated interactions such as ACH and wire transfers — we believe that S1 Enterprise will enable financial institutions to deliver a consistent customer experience while helping them rapidly deploy new products and services. S1 Enterprise offers banking, investment, insurance and CRM applications that can be used by both financial institution customers and internal users, such as tellers, agents, brokers, and customer service representatives. We provide flexible, customizable solutions with a modular approach so financial institutions can innovate their enterprise at their own pace, while increasing revenue, lowering costs and building stronger customer loyalty.

     In 2004, S1 made several strategic product acquisitions that supported the S1 Enterprise strategy. The acquisition of X/Net Associates, Inc., a provider of consumer and commercial lending solutions, helped augment S1’s online and branch offerings. The acquisition of Mosaic Software Holdings, Limited not only helped complete the S1 Enterprise vision by adding an ATM solution to enable S1 to support all primary customer interaction channels, but also brought electronic payments applications that serve both traditional banks and non-traditional financial providers, such as retailers. We intend to integrate these applications into the S1 family of products to enhance our current solutions and provider greater cross-sell opportunities.

     We believe that S1 Enterprise, when fully implemented, will offer a number of important benefits to our customers, including the following:

•	S1 Enterprise turns static customer and transaction data into actionable information to help financial institutions grow revenues — Financial institutions have a wealth of valuable customer information stored throughout their organizations. Their customers also have multiple financial relationships with other providers. S1 Enterprise helps financial institutions collect the data from internal and external systems, giving greater insight into customers and the ability to deliver more personalized service. S1 Enterprise features fully integrated CRM capabilities so that our financial institution customers can leverage customer information and marketing programs across all customer touch points, helping them create profitable and satisfying customer interactions. Our CRM solutions go beyond the traditional approach by turning information such as alerts, awards and promotions into actionable information at the delivery channel of choice for the financial institution’s customer.

•	S1 Enterprise helps banks and insurers deliver compelling, personalized products and services that help increase customer retention — In order to build customer loyalty, financial institutions need to deliver personalized products and services that are timely, relevant and accurate. S1 Enterprise is designed to help financial institutions understand their customer’s buying behaviors, attitudes toward technology and short and long-term financial goals. S1 Enterprise helps financial institutions create more cross-selling opportunities, while maximizing the existing relationships they have established to up-sell additional products and services and to reduce customer turn-over. We believe such personalized service will increase opportunities for cross-selling and create more effective marketing.

•	S1 Enterprise provides integration of multiple applications and channels to lower a financial institution’s costs —S1 Enterprise delivers integrated solutions across all of an institution’s interaction channels and market segments. Delivering all of these services from a common platform enables financial institutions to achieve significant cost savings over time. With the deployment of one application, financial institutions receive comprehensive functionality on an open, flexible, and operable industry platform. With multiple applications, they begin to see true economies of scale with the single platform. This not only reduces integration, maintenance and implementation costs, it can also leverage the cross-channel CRM capabilities for more effective personalization and sales opportunities. All of this capability is delivered while leveraging existing investments in back-office system interfaces.

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

Achieve Financial and Operational Stability through a Combination of Enterprise Revenue Growth and Continued Cost Control

     Within our financial institutions business, we generated approximately 23% of our revenues from services provided to our major insurance customer (State Farm Mutual Automobile Insurance Company) in 2004. The remainder of the revenue was generated from the sale of licenses and services in the global financial services market. Revenue from State Farm of approximately $46 million and $48 million in 2003 and 2004, respectively, is expected to be approximately $45 to $50 million in 2005.

     In 2005, we will continue to sell Enterprise solutions to financial institutions. We believe these Enterprise customers will purchase additional Enterprise applications from us.

     Beginning in 2005, we intend to license Enterprise Platform 3.0 and certain other applications primarily on a subscription basis where in license revenues will be recognized evenly over the term of the contract. In addition to the recurring license and maintenance revenues we will earn, we expect to generate implementation fees from these sales. In late 2004, the strategic decision to move more of our business to a recurring license revenue model was made. We believe this will provide greater revenue visibility, higher operating margins and more financially balanced customer relationships.

     For the year ended December 31, 2004, S1 generated income from continuing operations and net income. In prior years, we made a number of changes to our operating structure which reduced total operating expenses through a combination of office consolidation, headcount reduction and other cost control initiatives. We believe that the combination of new Enterprise revenue and our continuing focus on cost control will result in the generation of positive cash flow from operations and profits in 2005.

Increase Revenues by Cross-Selling our Products and Services to Existing Customers

     We intend to generate revenues by selling additional S1 products and services to our existing customer base of approximately 4,000 financial institutions. We believe that opportunities for cross-selling our products and services will increase as we deliver more of our applications on the S1 Enterprise Platform, and as we continue to add and enhance products through acquisition and internal development. In addition to the sale of new products, the migration of our customer base from single-channel solutions to S1 Enterprise offers further revenue growth opportunities.

S1 Products

     We have products that address both the community bank and credit union marketplace, as well as those that address the needs of mid and large-size financial services providers. We generate revenues from the following principal product groups: Banking Solutions, Insurance Solutions, CRM Solutions, Website Solutions, Financial Reporting Solutions and Account Aggregation. At the end of 2004, we added several solutions related to ATM and electronic payments solutions with our acquisition of Mosaic Software.

S1 Banking Solutions

     In the third quarter of 2004, we completed the third major release of our flagship suite of products – S1 Enterprise. This release deliver new applications and brought all of S1’s Enterprise solutions (retail Internet, commercial Internet, teller, sales and service platform, call center, voice and analytics) onto a single platform – the S1 Enterprise Platform. The first of its kind, this integrated multi-channel solution architecture solidified S1’s leadership position at the forefront of this mission-critical trend in financial services industry.

     In the retail and small business banking markets, we offer the following Internet-based applications:

•	S1Enterprise Personal Banking gives individual consumers anytime, anywhere access to all of their banking accounts, including deposit, credit card and loan accounts. Functions include the ability to view statements, account activity, and cleared and pending transactions online, to transfer funds between accounts and to pay bills electronically.

•	S1Enterprise Business Banking is a comprehensive banking product geared to the unique needs of small business owner-operators. Available services include daily account balance and transaction reporting, disbursement services, payroll, account transfers, wires, and electronic tax payments. Personalization options simplify cash management tasks for easy organization and management of company funds.

•	S1 Internet Banking System (IBS) Retail Banking is designed specifically with the unique needs of the community banking market in mind. This turn-key application includes functions such as the ability to view statements, account activity, and cleared and pending transactions online, to transfer funds between accounts and to pay bills electronically.

•	S1 Consumer Lending offers highly customizable, complete credit origination system designed for indirect, direct, credit card, home equity and revolving credit lending, to be used in conjunction with multiple scoring and decision support tools.

     In the commercial banking area, we offer the following Internet-based applications:

•	S1Enterprise Corporate Banking is a comprehensive Internet-based cash management solution that helps financial institutions better serve large corporations on a global basis. This application offers multi-lingual, multi-currency and multi-delivery channel capability to perform such functions as information reporting, global payments, check services, file services and customer administration on a global basis.

•	S1 IBS Cash Management System is designed to help community banks deliver services to small businesses in the markets that they serve. Functions include integrated front and back office systems, multiple payment vehicles such as domestic and SWIFT wires, ACH, and EFTPS, integration with the IBS retail Internet banking application and EDI data display.

•	S1 Enterprise Trade Finance solutions help financial institutions increase the efficiency of processing their trade transactions. S1 Trade Finance delivers one integrated system to create and report on trade documents from purchase order, to letter of credit, to direct collections. These solutions enhance the risk evaluation process for global trade using optimized workflow and reporting and deliver up-to-date status reports on all outstanding trade finance engagements.

•	S1 Business Lending is a complete workflow solution that supports the processing of a financial institution’s small business lending requirements from data entry through qualification, notification, closing and document delivery.

     In branch automation, we offer the following solutions:

•	S1 Enterprise Teller is a “smart-client” teller application, combining thin and rich client technologies to provide scalability, real-time connectivity, and low total cost of ownership with extensive offline capabilities. The application is highly flexible and customizable, and its centralized administration capabilities enable quick and efficient rollout of new products, features, and upgrades.

•	S1 Enterprise Sales & Service Platform provides a robust set of transactional capabilities and embedded relationship management tools. With real-time information from all channels and advanced features that support selling, branches can significantly improve their visibility of potential cross-sell and up-sell opportunities, and have the tools to act on those opportunities.

•	S1 Enterprise Call Center offers a full set of workflows, transactions and core services that meet the specialized needs of the call center environment. In addition to the core services found in the teller and platform applications, S1 Enterprise Call Center provides the customer information, sales and service capabilities, process flows, reporting, and the fulfillment management that are exclusive to call center operations.

•	S1 Teller provides the complete set of transactions and core services necessary for fulfilling the rigorous requirements of today’s teller environment, including host communications, sharing and storing of information, cumulative totals, electronic journal, transaction security and approval, and balancing aids.

•	S1 Sales and Service Platform includes an extensive set of transactions, sales tools, and core services that expedite selling new products, as well as servicing existing accounts.

•	S1 Banking Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management that are exclusive to call center operations. The S1 Banking Call Center application integrates with other call center technologies, including integrated voice response (IVR) systems, computer telephony integration servers, and automatic call distributor systems.

     We offer two voice banking solutions: (1) a complex set of tools that an institution can customize to meet its unique voice banking needs, and (2) a packaged IVR system that is typically used by community banks and mid-size institutions.

•	S1 Enterprise Voice Banking, powered by Edify, and speech recognition products help companies automate their customer service facilities, improving customer satisfaction and enabling new revenue-generating opportunities while reducing operational costs. Edify’s voice and speech applications are scalable, multilingual and flexible, allowing companies to easily integrate multiple backend systems with a variety of contact interfaces. Our voice and speech solutions combine speech recognition, speaker verification, text-to-speech, fax, and touch-tone automation with a powerful application development environment and natural language capabilities to help organizations optimize customer service while lowering costs. Edify’s open, standards-based platform manages millions of customer interactions every day across a broad range of industries.

•	S1 Voice Banking delivers IVR functionality in a stable, flexible, Windows-based application. With the push of a button or through simple voice commands, users can check on a deposit or account balance, find a CD rate, pay bills or transfer funds.

S1 Insurance Solutions

     S1 Insurance solutions include products for both the customer and the agent/intermediary. The applications support product sales capabilities as well as self-service capabilities for the property and casualty and life and annuity markets.

•	S1 Consumer Insurance provides the features and functionality to enable insurance providers to improve customer service, acquire new business and reduce costs by providing anytime, anywhere access to meet insurance needs. Customers can view policy information, request changes to their policies, initiate the claims process and get insurance quotes as well as apply and purchase products online.

S1 CRM Solutions

•	S1Enterprise Analytics features easy to use analytical and segmentation tools, comprehensive campaign development and management capabilities, and a unique methodology to drive the results of CRM out to all channels. It permits real time access to customer contact and value information, as well as target campaigns, and significantly enhances the value of CRM efforts.

•	S1 Marketing Center supports the planning and execution of marketing campaigns based on multiple segmentations of customers and prospects. It includes robust inbound and outbound telemarketing features that can be combined with advanced Computer Telephony Integration (CTI) functionality to enhance the efficiency of our customer’s marketing personnel.

•	S1 Sales Center supports sales associates and managers in a telesales or field sales environment by tracking all relevant information and proactively guiding the associate through initiating, closing and tracking opportunities.

•	S1 Support Center enables customer service representatives and managers to create, assign and manage customer support requests such as incidents, problems and resolutions. It provides details of the problem, the ability to request status and history and the ability to suggest products for cross-sell and up-sell.

Website Solutions

•	S1 Customer Center is a virtual financial lobby which provides customers with a destination web site or portal that gives them access to product information, news and other content, as well as community pages and bulletin boards. The S1 Customer Center enables financial institutions to efficiently create, manage and quantify their web presence.

Financial Reporting Solutions

•	Under the FRS brand, our financial reporting solutions provide financial institutions worldwide with a suite of optimized regulatory reporting, financial intelligence and analytic solutions. FRS FinancialAnalytics provides a consolidated global data foundation to help banks prepare and comply with Basel II and IAS. FRS Regulatory Reporting eases the burden of complying with national regulatory reporting requirements of central banks, monetary authorities, and other financial regulators in more than 20 countries. More than 600 financial institutions, including 37 of the top 50 European financial institutions and 55 and the top 100 global institutions, utilize our financial reporting solutions.

Account Aggregation

•	Through our reseller agreement with Yodlee, Inc., which is described in Note 18 to our consolidated financial statements included elsewhere in this report, we provide account aggregation capabilities, which allow the delivery of an integrated balance sheet consolidating, organizing and presenting a consumer’s personal account information from a variety of providers for confidential viewing and access.

Check Truncation Solutions

•	S1 Check Truncation module enables S1 Branch Solutions to process checks electronically in accordance with the “Check 21” legislation that went into effect on October 28, 2004. By processing checks electronically, banks are able to reduce their processing costs, provide immediate credit to customers’ accounts, and reduce check fraud.

S1 Services

     We provide services to assist our customers in the planning, implementation and customization of their applications as well as ongoing maintenance and support and, if desired, application hosting services.

S1 Hosting Services

     Our hosting services provide operational management and control across the full range of banking, insurance, loan, credit card and content applications and information. We host S1 applications for more than 400 customers in our global data center facility in Atlanta, which handles more than 2.5 million transactions every day. Our mature operating environment was designed to address mission-critical operational issues for financial applications, such as security, recovery and availability of data. Our global data center is a hardened facility that can scale to support large volumes of customers.

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

Customers and Markets

     We provide solutions to all sizes of financial institutions, ranging from global financial services organizations to community banks and credit unions. Currently, we serve approximately 4,000 banks, credit unions and insurance providers and retailers.

     We also provide product enhancement, implementation, and hosting services to State Farm Mutual Automobile Insurance Company. Revenues from State Farm were 23%, 18% and 20% of our revenues from continuing operations during the years ended December 31, 2002, 2003 and 2004, respectively. We expect revenues from this customer to be approximately 15% to 20% of our total revenues in 2005.

Strategic Alliances and Partners

     We have built a global network of more than 40 alliances, allowing us to more fully extend our expertise, capabilities, and reach within the financial services industry. We have established strategic, technology, and channel relationships with a number of organizations. We have alliances with companies such as IBM and BearingPoint as well as with numerous core processing vendors, bill payment providers, credit card processing vendors and printed product vendors. In certain geographies, including Asia, the Middle East and some European countries, we are using partners as our primary sales channel to increase our market reach. In 2004, we established several new international distribution relationships including Misys, one of the largest international core processors, and EverSystems, a key reseller in our Latin America region. These relationships will not only extend our sales efforts to new corners of the world, but will also increase the market share of financial institutions using S1 Enterprise solutions.

Sales and Marketing

     We sell our solutions primarily to small, mid-sized and large financial organizations. Our sales force is comprised of professionals structured in three major regional groups: (i) the Americas region, (ii) the Europe, Middle East and Africa region (EMEA) and (iii) the Asia-Pacific and Japan (APJ) region. We reported revenues from continuing operations of $284 million, $248 million and $241 million in 2002, 2003 and 2004, respectively, of which 72%, 71% and 80%, respectively, were attributed to sales in the United States.

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

Product Development

     Our product development efforts are focused on:

•	Enhancing the S1 Enterprise Platform. In mid-2004, we delivered the third major release of our S1 Enterprise solution. This release included the delivery of most of our major customer-interaction channel applications on the S1 Enterprise Platform. These applications include our Internet retail, Internet small business, Internet cash management, teller, sales and service platform, call center and CRM solutions. Utilizing leading industry standards such as J2EE, the S1 Enterprise Platform is an open, flexible and scalable architecture that will serve as a common base for S1 product deployments. Its layered framework ensures that all applications are consistent in their interpretation and presentation of all data and that they can be consistently extended, upgraded, maintained and operated. It also allows all applications and channels to access customer information via a single database.

•	Creating Development Centers of Excellence. In 2004, we established two new Development Centers of Excellence: S1 established its Pune, India Center of Excellence with the acquisition of the Indian-based business unit discussed above. With the acquisition of Mosaic Software, S1 added a Center of Excellence in Cape Town, South Africa which is focused on ATM, electronic funds transfer and payment solutions. Other existing Centers include Charlotte, North Carolina for banking; Littleton, Massachusetts for insurance; West Hills, California for branch automation; Dublin, Ireland for CRM and the Enterprise Platform; and Austin, Texas for community banking and voice banking. Atlanta, Georgia serves as the integration center supporting the development centers.

•	Enhancing Existing Products and Services. We are developing new functions and features across our entire product line in order to provide a broader range of capabilities and continue to best meet our customer’s needs.

     We spent $42.8 million, $39.3 million and $43.7 million on product development efforts for our financial institutions segment in 2002, 2003 and 2004, respectively. During 2005, we expect product development costs for our financial institutions segment to be between $46 million and $52 million.

Competition

     The market for financial software is competitive, rapidly evolving and subject to technological change. We currently perceive our near-term competition as coming from primary four areas: (1) in-house development organizations of financial institutions, (2) best-of-breed solution providers (3) core processing vendors and (4) enterprise solution vendors. We perceive our long-term competition as coming from other enterprise software providers.

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

Best-of-Breed Solution Providers

     These vendors offer solutions for a specific line of business and/or channel for the financial institution. In the retail Internet banking space, we compete primarily with Digital Insight Corporation, Financial Fusion (a division of Sybase, Inc.), and Corillian Corporation. In branch banking, we compete primarily with Argo Data Resource, Inc. and Fidelity Information Services, Inc. In business banking, we compete primarily with Fundtech Ltd., P&H Solutions, Financial Fusion, Inc. and Digital Insight. In CRM, we compete with Siebel Systems, Inc., PeopleSoft, Inc. and Onyx Software Corporation. We believe the disadvantages associated with a best of breed solution approach include:

•	integrating applications and channels from multiple vendors greatly lengthens a financial organization’s time-to-market and implementation costs;

•	operating and upgrading solutions from multiple vendors is very costly; and

•	a combination of best-of-breed solutions across different channels does not provide a single view of the customer.

Core Processing Vendors

     These vendors offer data processing services and outsourcing for financial institutions’ systems of record. In this space, we compete with companies such as Fidelity National, Metavante, Fiserv, Inc. and Jack Henry and Associates, Inc. Many of these companies offer front-office products at a sharp discount to augment their back-office capabilities. We believe the primary disadvantage of this approach is that these front-office applications will lag behind the market to some degree in terms of functions and features and are of secondary focus to the vendor behind their back-office products and services.

Enterprise Solution Vendors

     As we continue to roll out our Enterprise suite in 2005, we believe we may increasingly see interest and competition from various enterprise software and solution providers, such as SAP Aktiengesell, Oracle Corporation and Seibel. We believe our advantage in the financial services market will continue to stem from our deep domain knowledge and tight integration with the various key business systems within our financial organization customers base. Additionally, our large installed base will differentiate our ability to establish, deliver and defend our core market over time.

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

     Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, many legislative and regulatory actions have been enacted or are pending at the state and federal level with respect to privacy. Further, our customers and we may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We are also subject to encryption and security export laws which, depending on future developments, could adversely affect our business.

Employees

     As of February 28, 2005, we had approximately 1,666 employees, including 653 in customer support, hosting services and professional services, 197 in sales and marketing and 690 in product development. In addition to full-time employees, we have used the services of various independent contractors for professional services projects and product development.

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

Our quarterly operating results may fluctuate and any fluctuations could adversely affect the price of our common stock

     Our quarterly operating results have fluctuated significantly to date. If we fail to meet the expectations of securities analysts or investors as a result of any future fluctuations in our quarterly operating results, the market price of our common stock would likely decline. We may experience fluctuations in future quarters because:

•	we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;

•	we are at the start of a transition of selling our financial institutions products on a perpetual license to a term or subscription license; we cannot accurately predict how long it will take to complete this transition or the mix of perpetual licenses to term licenses sold in any one quarter. Term licenses significantly reduce the amount of revenue recognized in the first year of the contract, but increase the overall revenue earned from the customer during the typical customer life cycle;

•	the length of our sales cycle to large financial organizations generally lasts from six to eighteen months, which adds an element of uncertainty to our ability to forecast revenues;

•	if we fail to introduce new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;

•	our ability to expand the mix of distribution channels through which our products are sold may be limited;

•	our products may not achieve widespread consumer acceptance, which could cause our revenues to be lower than expected;

•	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and / or the gross margins associated with this revenue;

•	our sales may be constrained by the timing of releases of third-party software that works with our products; and

•	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses in the short term if revenues decrease.

•	the migration of our license sales model to be more focused on recurring revenue contracts may result in less predictable revenue due to an inability to predict the rate at which it is adopted by our customers, or the rate at which it may be deferred.

In 2005, we will depend on one customer for a significant portion of our revenue and if that customer terminates its contract with us, our revenues and financial performance would decline

     In 2004, we derived 20% of our total revenues from continuing operations from one customer. This customer accounted for 23% and 18% of our total revenue from continuing operations in 2002 and 2003, respectively. Over the past three years, this customer has moved from a period of heavy investment and is now entering a more stable maintenance state with their applications. We expect revenues from this customer to be approximately 15% to 20% of our total revenues in 2005.

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

We have experienced substantial losses in the past and may not achieve or maintain profitable operations in the future

     Although we were profitable in the fourth quarter of 2003 and throughout 2004, we incurred losses in fiscal years 2002 and 2003. We are beginning the transition from a perpetual license revenue model to a term or subscription license model which may significantly reduce the amount of revenue in any one quarter during the transition. As a result, we could experience losses, which could negatively impact the value of our common stock.

We are engaged in offshore software development activities, which may not be successful and which may put our intellectual property at risk

     In order to optimize available research and development resources and meet development timeframes, in 2002, we acquired a development center in Dublin, Ireland. In 2004, we acquired a previously contracted Indian based development center. This center had been operated as a contracted facility since 2001. In 2004, associated with our acquisition of Mosaic, we acquired a development center in Cape Town, South Africa. While our experience to date with these offshore development activities has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:

•	communications and information flow may be less efficient and accurate as a consequence of the time, distance and language differences between our primary development organization and the foreign based activities, resulting in delays in development or errors in the software developed;

•	potential disruption from the involvement of the United States in the conflicts in the Middle East region;

•	the quality of the development efforts undertaken offshore may not meet our requirements because of language, cultural and experiential differences, resulting in potential product errors and/or delays;

•	we have experienced a greater level of voluntary turnover of personnel in India than in other development centers which could have an adverse impact on efficiency and timeliness of development as well as the opportunity for misappropriation of our intellectual property; and

•	in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk of the potential for misappropriation of our intellectual property that might not be readily discoverable.

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award.

     Substantial intellectual property litigation and threats of litigation exist in our industry. The number of patents issued protecting software and business methods has grown significantly in recent years, with the scope of such patents often unclear. Additionally, copyright and trade secrets are regularly asserted as a means for protecting software. We expect software to be increasingly subject to third-party intellectual property infringement claims as a result of the increased level of intellectual property based actions relating to such technology and methods, and as the number of competitors grows and the functionality of products in different industry segments overlaps.

     Third parties may have, or may eventually be issued, patents or assert copyrights and/or trade secrets that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. In some instances, our customers may be accused of infringing the intellectual property rights of third parties. As a result, we provide limited indemnity for our customers against infringement claims. Even if such accusations ultimately prove lacking in merit, the disposition of such disputes may be costly, distracting, and result in damages, royalties, or injunctive relief preventing the use of the intellectual property in question and may require entering into licensing agreements, redesigning our products or ceasing production entirely.

Any claims, with or without merit, could have the following negative consequences:

•	costly litigation and damage awards;

•	diversion of management attention and resources;

•	product shipment delays or suspensions;

•	injunction prohibiting us from selling our products; and

•	the need to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

Acquisitions and divestitures may be costly and difficult to integrate / divest, divert management resources or dilute stockholder value

     We acquired two companies in the first quarter of 2002 and three companies in 2004. We also divested one company in 2004. The integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. With acquisitions made prior to 2001, we have encountered difficulties, costs and delays in integrating the acquired operations with our own and may continue to do so in the future. Among the issues related to integration are:

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

A significant portion of our customers are in a consolidating financial services industry, which is subject to economic changes that could reduce demand for our products and services

     For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged into or acquired by another company.

We are involved in litigation over proprietary rights, which may be costly and time consuming

     We have received a claim that certain of our products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on the intellectual property rights of others. Those claims, with or without merit, could:

•	be time-consuming to investigate and defend;

•	result in costly litigation;

•	cause product shipment delays;

•	require us to enter into royalty or licensing agreements; or

•	result in an injunction being issued against the use of our products.

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

Market volatility may affect the price of our common stock

     The trading prices of technology stocks in general, and ours in particular, have experienced extreme price fluctuations. Our stock price has declined significantly since reaching a high in 2000. Any further negative change in the public’s perception of the prospects of technology based companies, particularly those which are associated with the Internet or e-commerce such as ours, could further depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:

•	actual or anticipated variations in our quarterly operating results;

•	23% of our common stock is owned by 4 institutions, a rapid change in position of any one of these holders could cause a significant drop in our stock price if market demand is insufficient to meet sales demand;

•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the computer software, electronic commerce and Internet industries;

•	changes in the market valuations of other technology companies;

•	developments in Internet regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unscheduled system downtime of our products in either a hosted or in-house environment;

•	additions or departures of key personnel; and

•	sales of our common stock or other securities in the open market.

Future sales of our common stock in the public market could negatively affect our stock price

     If our stockholders sell substantial amounts of our common stock, including shares issued when options and warrants are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of March 1, 2005, we had 70.6 million shares of common stock outstanding, assuming no exercise of outstanding options or warrants or conversion of preferred stock. As of March 1, 2005, there were outstanding employee stock options to purchase 14.4 million shares of our common stock and 0.8 million shares of preferred stock convertible into an aggregate of 1.1 million shares of our common stock. The common stock issuable after vesting and upon exercise of these options and warrants and upon conversion of this preferred stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall. Some of the holders of restricted shares of our common stock, our preferred stock and vested options or warrants have rights that may require us to register shares of common stock with the Securities and Exchange Commission. By exercising their registration rights and causing a large number of shares to be sold in the public market, these stockholders could cause the market price of our common stock to fall.

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

The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business

     Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, many legislative and regulatory actions have been enacted or are pending at the state and federal level with respect to privacy. Further, our customers and we may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online.

Item 2. Properties.

     Our executive offices and our headquarters for our financial institutions segment are located in Atlanta, Georgia. For our financial institutions segment, our primary office for EMEA operations is in London and our primary office for APJ operations is in Singapore. Our global data center is located in the Atlanta metropolitan area. We maintain additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; Deerfield Beach, Florida; Rochester, New York and West Hills, California. We maintain additional international offices in Brussels, Beijing, Cape Town, Dublin, Hong Kong, Johannesburg, Lisbon, London, Luxembourg, Madrid, Munich, Paris, Pune and Rotterdam. We lease all of our office space and data center facilities.

     Our Edify business segment is headquartered in Santa Clara, California and maintains offices in the London and Dublin.

Item 3. Legal Proceedings.

     Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

     As reported in previous filings with the SEC, S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to vigorously defend the suit.

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

	High	Low
2003
First Quarter	$5.78	$4.50
Second Quarter	5.15	3.50
Third Quarter	5.45	3.45
Fourth Quarter	9.60	4.93

2004
First Quarter	$9.73	$6.66
Second Quarter	10.65	7.60
Third Quarter	9.94	7.27
Fourth Quarter	10.08	7.91

     As of the close of business on March 1, 2005 there were 615 holders of record of our common stock. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future, although there are no restrictions on our ability to do so.

     (b) Not applicable.

     (c) Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Approximate Dollar Value
	Number of		Purchased as Part of	of Shares that May Yet Be
	Purchased	Average Price	Publicly Announced Plans	Purchased Under the
	Shares	Paid per Share	or Programs	Plans or Programs
October 1, 2004 to October 31, 2004	42,350	$8.44	42,350	$3,406,529
November 1, 2004 to November 30, 2004	—	—	—	—
December 1, 2004 to December 31, 2004	—	—	—	—

Total	42,350	$8.44	42,350	$3,406,529

     In October 2003, our board of directors approved a stock repurchase program. This program authorizes the repurchase of up to $15.0 million of our common stock on the open-market subject to pre-defined purchase guidelines. There is no expiration date for this program. As of December 31, 2004, we had repurchased 1.5 million shares at a cost of $11.6 million under this program. As of December 31, 2004, we are authorized to repurchase an additional $3.4 million of our common stock at market prices.

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

		Year Ended December 31,
	2000 (1)	2001 (2)	2002 (3)(4)	2003 (4)	2004 (4)(5)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$229,506	$270,883	$284,037	$247,618	$241,043
(Loss) income from continuing operations	(1,153,109)	(221,831)	(14,778)	(30,096)	8,159
(Loss) income from discontinued operations	(24,569)	288	(1,619)	(8,076)	7,411
Net (loss) income	(1,177,678)	(221,543)	(16,397)	(38,172)	15,570

(Loss) earnings per share:
Basic:
Continuing operations	$(21.32)	$(3.74)	$(0.22)	$(0.43)	$0.12
Discontinued operations	(0.45)	0.00	(0.02)	(0.12)	0.10

Net (loss) income per share	$(21.77)	$(3.74)	$(0.24)	$(0.55)	$0.22

Diluted:
Continuing operations	$(21.32)	$(3.74)	$(0.22)	$(0.43)	$0.11
Discontinued operations	(0.45)	0.00	(0.02)	(0.12)	0.10

Net (loss) income per share	$(21.77)	$(3.74)	$(0.24)	$(0.55)	$0.21

		As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$145,486	$106,366	$94,162	$76,713	$43,223
Short-term investments	27,780	42,235	48,523	87,477	65,248
Working capital	165,704	129,827	120,864	125,940	105,232
Goodwill, net	195,428	79,723	106,971	93,462	117,699
Total assets	606,704	372,037	376,974	337,088	340,881
Notes payable	3,822	—	—	—	—
Capital lease obligation, excluding current portion	6,226	1,450	185	523	1,572
Stockholders’ equity	467,745	274,618	279,761	243,814	254,996

		Year Ended December 31,
	2000 (1)	2001 (2)	2002 (3)(4)	2003 (4)	2004 (4)
	(in thousands)
Other Selected Data:
Cash (used in) provided by operating activities	$(150,712)	$11,894	$21,421	$22,374	$(15,244)
Depreciation	25,849	29,170	22,425	16,517	10,226
Amortization and impairment of acquisition intangible assets	1,055,133	79,212	17,460	17,392	3,483
Weighted average common shares outstanding -basic	54,096	59,242	67,725	69,872	70,613
Weighted average common shares outstanding – diluted	n/a	n/a	n/a	n/a	73,130

(1)	Our net loss, net loss per share and cash flows for the year ended December 31, 2000 were affected by the results of the operations from acquired businesses, including FICS Group, N.V. (November 1999), Edify Corporation (November 1999), VerticalOne Corporation (November 1999) and Q-Up Systems, Inc (April 2000). Revenues and expenses from the operations of these acquired businesses were included in our operations from their respective dates of acquisition. Our net loss and net loss per share for the year ended December 31, 2000 included an impairment charge of $646.3 million for goodwill and other intangible assets.

(2)	Our net loss and net loss per share for the year ended December 31, 2001 were affected by the loss on the sale of VerticalOne of $52.3 million and charges of $61.9 million from our equity investment in Yodlee.

(3)	Our net loss, net loss per share and cash flows for the year ended December 31, 2002 were affected by the results of operations from acquired businesses, including Software Dynamics, Inc. (September 2001), Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd. (March 2002). Revenues and expenses from the operations of these acquired businesses were included in our operations from their respective dates of acquisition.

(4)	Our results for the years ended December 31, 2002, 2003 and 2004 were positively affected by the adoption of a new accounting principle, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Effective January 1, 2002, we stopped amortizing goodwill and assembled workforce, which was reclassified to goodwill.

(5)	Our net income for the year ended December 31, 2004 includes the gain on disposal of discontinued operations of $8.6 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This annual report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described under the caption “Risk Factors” in Item 1 of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

     The following discussion should be read in conjunction with the audited condensed consolidated financial statements and notes appearing elsewhere in this report.

Executive Overview

     We operate and manage S1 in two business segments: our core business in financial services and the Edify business in the voice/speech solutions market. We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers. Our solutions address the needs of small, mid-sized and large financial organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as from hosting revenue related to hosting applications sold to customers in our data center revenues. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time. In discussions with our customers and investors, we use the term “subscription” as being synonymous with a term license. We intend to license Enterprise Platform 3.0 and other next generation applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract.

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

     Through our Edify business segment, we deliver voice and speech solutions for companies in a wide range of industries. Edify’s products help companies automate their customer service facilities, improve customer satisfaction and create new revenue generating opportunities, while reducing operational costs. Edify’s voice and speech applications are scalable, multilingual and flexible, allowing companies to easily integrate multiple back-end systems with a variety of customer contact center applications interfaces. Edify’s voice and speech solutions combine speech recognition, speaker verification, text-to-speech, fax, and touch-tone automation with a powerful application development environment and natural language capabilities to help organizations optimize customer service while lowering costs.

     In 2004, within our financial institutions business, we generated approximately 23% of our revenues from services provided to our major customer, State Farm Mutual Automobile Insurance Company. Revenue from State Farm was approximately $48 million and $46 million in 2004 and 2003, respectively, and is expected to be approximately $45 million to $50 million in 2005. The remainder of the revenue was generated from the sale of licenses and services in the global financial services market. In the fourth quarter of 2003, we substantially completed a transition from our legacy Internet-only business to an Enterprise software and services business. During the transition, we experienced a loss or decrease of revenue from legacy Internet-only customers. Another major customer, Zurich Insurance Company, whose contract with us expired on December 31, 2003, accounted for approximately $43 million in revenue in 2003, did not generate any revenue for S1 in 2004. In addition to Zurich, we had a number of other legacy Internet-only customers that cancelled their hosting contracts or moved to “in house” implementations contributing to an estimated loss of data center revenue from 2003 to 2004 of approximately $5 million. We believe the majority of these data center revenue transitions were substantially completed during the third and fourth quarters of 2003.

     Throughout 2003 and 2004, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. In 2003, we released for general availability additional applications for the S1 Enterprise Platform including: retail Internet banking, small business Internet banking, corporate cash management and branch automation. The third major release of S1 Enterprise, in August 2004, added a number of new applications to the S1 Enterprise Platform, including S1 Enterprise Teller, S1 Enterprise Sales and Service Platform, S1 Enterprise Call Center, S1 Enterprise Voice (powered by Edify) and S1 Enterprise Analytics and for the first time, all the S1 Enterprise applications operated on the same integrated technology platform. As of December 31, 2004, over seventy-five financial institutions are in production mode with a hosted or on-premise S1 Enterprise solution and over one hundred and fifty financial institutions have purchased one or more of our Enterprise applications.

     Historically, we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. If the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.

     During the first quarter of 2004, we entered into long-term distribution agreements with two international financial services solution providers. We believe these agreements will expand our distribution and delivery capacity in EMEA, Asia and Latin America regions. We did not record any revenues from these agreements until the fourth quarter of 2004. These relationships require time to train their personnel on our products and to build a sales pipeline. We expect to increase international revenues through these reseller agreements. During the fourth quarter of 2004, we extended our relationships to include additional products.

     Excluding merger related costs and restructuring charges of $19.9 million in 2003 and $2.4 million in 2002, our total operating expenses were $230.0 million in 2004, $257.7 million in 2003 and $300.6 million in 2002. During 2002 and 2003, we focused on activities to reduce our total operating costs in each of our business segments in order to align our operating costs with our expected 2004 revenues. In 2003, we reorganized our worldwide operations by reducing the work force, relocating and consolidating certain office facilities and selling certain corporate assets. In connection with these activities, we recorded restructuring charges of $21.2 million during the year ended December 31, 2003. In total, we eliminated approximately 200 positions worldwide and closed or consolidated several office facilities. The reorganization of our businesses was substantially complete as of December 31, 2003. We continue to look for additional ways to streamline our global operations and continue to use a disciplined approach to control costs throughout our organization.

2004 Business Acquisitions

     In the fourth quarter of 2004, we acquired Mosaic Software Holdings, Limited, a United Kingdom based provider of solutions that drive ATMs and electronic payment networks. We believe the acquisition will add a leading financial transaction solution to S1’s suite of products and will enable S1 to offer financial services providers an ATM channel solution along with the S1 Enterprise integrated front-office suite. We paid cash consideration of $37.0 million upon the closing of the transaction and committed to pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic achieving certain financial metrics during its fiscal year ending May 31, 2005.

     In the third quarter of 2004, we acquired X/Net Associates, Inc., a Rochester, New York based provider of lending solutions. We believe this acquisition will strengthen our product offering around lending solutions and accelerate the development of additional lending functionality. In September 2004, we announced general availability of our S1 Lending Solutions product. We paid cash consideration of $4.0 million for this business. Under the agreement, additional consideration may be paid to one shareholder of X/Net, who is also an S1 employee, if certain financial metrics are achieved. There is a maximum of $1.0 million that can be earned in the period from August 1, 2004 through July 31, 2005 and $2.0 million that can be earned in the period from August 1, 2005 through July 31, 2006.

     In the second quarter of 2004, we purchased a business unit from vMoksha Technologies, Private Limited in order to establish a wholly owned software development center in Pune, India. Previously, this business unit provided software development, programming and other related services for S1. We believe this acquisition will reduce our costs and provide greater flexibility and control over the quality of the development and professional services efforts from this center. We paid cash consideration of approximately $1.2 million for the business unit.

Revenue from Significant Customers

     Revenues from State Farm were 27%, 21% and 23% of our financial institution revenues and 23%, 18% and 20% of our revenues from continuing operations during the years ended December 31, 2002, 2003 and 2004, respectively. Revenues from State Farm for the year ended December 31, 2004 increased approximately $2.4 million from 2003. We expect State Farm to contribute approximately 15% to 20% of our financial institution segment revenue for 2005.

     Zurich accounted for 18% and 20% of our revenues from our financial institutions segment and 15% and 17% of our total revenues during the years ended December 31, 2002 and 2003, respectively. For the year ended December 31, 2004, we did not have any revenue from Zurich.

Restructuring Charges

     In 2003, we reorganized our worldwide operations by reducing the work force, relocating and consolidating certain office facilities and selling certain corporate assets. In connection with these activities, we recorded restructuring charges of $21.2 million during the year ended December 31, 2003. In total, we eliminated approximately 200 positions worldwide and closed or consolidated office facilities.

     In the domestic operations of our financial institution segment, we recorded $6.2 million in restructuring charges during the year ended December 31, 2003, which were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and other corporate charges. In 2003, we consolidated our U.K. data center operations into our global hosting center in Atlanta, relocated our remaining U.K. operations to a smaller facility, decreased our workforce both in our European and APJ operations and closed offices in our APJ operations. As a result, in 2003, we recorded restructuring charges of $9.4 million in our European operations and $1.3 million in our APJ operations. These charges were comprised of accelerated depreciation of assets, severance costs, other related costs to relocate the data center operations, losses on the vacated office space and the write off of abandoned leasehold improvements. In the third quarter of 2003, we completed the process of reorganizing our Edify business to align costs with expected revenues. We reduced the workforce and closed and consolidated several Edify office facilities worldwide. We recorded restructuring charges of $4.3 million for the year ended December 31, 2003 as a result of these activities.

     In 2002, we recorded a charge of $0.7 million for excess office space in our Edify business.

     We undertook these restructuring activities in 2002 and 2003 to streamline our worldwide operations following a period of multiple business acquisitions, and to reduce our operating expenses to a level that we believe is appropriate based on our estimate of future revenues. We achieved cost savings from these activities throughout the geographic and functional areas of our operating segments. For additional information about these restructuring activities, including a tabular presentation of our restructuring charges, see note 9 to our consolidated financial statements contained elsewhere in this report.

     We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $8.1 million, of which we expect to pay $3.3 million within the next twelve months.

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

     Software license revenue. We recognize software license sales in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements, Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2 With Respect to Certain Transactions,” as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the delivered element and exists for all undelivered elements, we use the residual method under SOP No. 98-9.

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

     For subscription license arrangements where we sell customers the rights to unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is recognized ratably over the term of the arrangement. For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due.

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

     Valuation of acquired businesses. In 2004, we made three acquisitions. We are required to allocate the purchase price of acquired business to the assets acquired and liabilities assumed based on their fair values at date of acquisition. Prior to this allocation, we are required to identify intangible assets and assign a value to these intangible assets based on their fair value. Determining the fair value of identifiable intangible assets requires management to estimate future cash flows for the related assets and the useful life of such assets. The excess of the cost of the acquired business over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Intangible assets are amortized over their useful lives and goodwill is evaluated on an annual basis. Consequently, our estimates determine the timing and the amount of expense recognized in our financial statements.

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

     Accrued restructuring costs at December 31, 2004 reflect our estimate of the fair value of future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans, offset by our estimate of the fair value of sublease income for this space. The determination of fair value is based on a discounted future cash flow model using a credit-adjusted risk-free rate. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the office space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions. Actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows.

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

     Income taxes. We have recorded a valuation allowance on our most of our deferred tax assets. If we sustain profitability during 2005, we may make a determination to reverse the valuation allowance related to domestic net operating loss carryforwards in the latter part of 2005 or early 2006. In order to reverse any portion of the valuation allowance, we are required to make estimates regarding our future earnings and the recoverability of the domestic net operating loss carryforwards. A portion of this reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed.

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

     On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. We will adopt SFAS No. 123R on July 1, 2005 using the “modified prospective” method. We expect to record stock based compensation expense of between $5.0 million and $8.0 million during the six months ended December 31, 2005.

     In December 2004 the FASB issued FASB Staff Position No. 109-1 (“FSP FAS No. 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our consolidated financial statements.

Results of Operations

     The following table sets forth our statement of operations data for the three years ended December 31, 2002, 2003 and 2004 and the percentage of total revenues of each line item for the periods presented.

	2002		2003		2004
Revenues:
Software licenses	$88,703	31%	$61,650	25%	$49,693	21%
Support and maintenance	56,926	20%	57,921	24%	62,973	26%
Professional services	99,904	35%	82,842	33%	88,732	37%
Data center	37,230	14%	42,288	17%	37,354	15%
Other	1,274	0%	2,917	1%	2,291	1%

Total revenues	284,037	100%	247,618	100%	241,043	100%

Direct costs:
Software licenses	6,973	2%	4,048	2%	5,824	2%
Professional services, support and maintenance	85,104	30%	80,697	33%	73,497	31%
Data center	21,581	8%	21,603	9%	17,062	7%
Other	1,267	0%	2,623	1%	1,715	1%

Total direct costs (1)	114,925	40%	108,971	44%	98,098	41%

Gross margin (2)	169,112	60%	138,647	56%	142,945	59%

Operating expenses:
Selling and marketing	57,501	20%	38,758	16%	37,050	15%
Product development	50,935	18%	45,148	18%	49,706	21%
General and administrative	37,051	13%	30,871	12%	31,393	13%
Depreciation	22,425	8%	16,517	7%	10,226	4%
Merger related and restructuring costs	2,417	1%	19,858	8%	—	—
Acquired in-process research and development	350	0%	—	0%	—	—
Amortization and impairment of acquisition intangible assets	17,460	6%	17,392	7%	3,483	1%

Total operating expenses	188,139	66%	168,544	68%	131,858	55%

Operating income (loss)	(19,027)	-7%	(29,897)	-12%	11,087	4%
Interest, investment and other income, net	1,479	1%	84	0%	(1,538)	-1%

Income (loss) from continuing operations before income taxes	(17,548)	-6%	(29,813)	-12%	9,549	3%
Income tax benefit (expense)	2,770	1%	(283)	0%	(1,390)	-1%

Income (loss) from continuing operations	(14,778)	-5%	(30,096)	-12%	8,159	2%

Discontinued operations:
Loss from operations of discontinued operations	(1,619)	-1%	(8,076)	-3%	(1,148)	0%
Gain on disposal of discontinued operations, net of tax	—	0%	—	0%	8,559	4%

Net income (loss)	$(16,397)	-6%	$(38,172)	-15%	15,570	6%

(1)	Direct costs exclude charges for depreciation of property and equipment and amortization of purchased technology.

(2)	Gross margin is derived from our statements of operations as total revenues less cost of software licenses, cost of professional services, support and maintenance, cost of data center and cost of other revenue. Costs of revenue exclude charges for depreciation of property and equipment and amortization of purchased technology.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

     Revenues. The following table sets forth selected revenue data for the years ended December 31, 2004 and 2003.

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total
Year Ended December 31, 2004:
Financial institutions, excluding Zurich	$37,151	$45,880	$83,677	$37,354	$2,291	$206,353
Zurich	—	—	—	—	—	—

Financial institutions	37,151	45,880	83,677	37,354	2,291	206,353
Edify	13,191	18,533	5,124	—	—	36,848
Eliminations	(649)	(1,440)	(69)	—	—	(2,158)

Total	$49,693	$62,973	$88,732	$37,354	$2,291	$241,043

Year Ended December 31, 2003:

Financial institutions, excluding Zurich	$22,189	$43,697	$75,665	$33,654	$2,910	$178,115
Zurich	32,704	—	1,500	8,634	—	42,838

Financial institutions	54,893	43,697	77,165	42,288	2,910	220,953
Edify	7,745	16,403	5,872	—	7	30,027
Eliminations	(988)	(2,179)	(195)	—	—	(3,362)

Total	$61,650	$57,921	$82,842	$42,288	$2,917	$247,618

     Total revenues decreased by $6.6 million to $241.0 million for 2004 compared to $247.6 million for 2003, a decrease of 3%. This decrease is attributable to a $12.0 million decrease in software license revenue and a $4.9 million decrease in data center revenues, offset in part by a $5.1 million increase in customer support revenue and $5.9 million increase in professional services revenue. Our financial institutions segment generated $206.4 million of revenue in 2004 compared to $221.0 million for 2003, a decrease of 7%. Revenues from our Edify business segment were $36.8 million for 2004, a 23% increase from $30.0 million in 2003. Below is a detailed discussion of changes in revenue by revenue type.

     Software license revenues for our financial institutions segment were $37.1 million for 2004, a $17.7 million decrease from 2003. This decrease was attributable to the loss of license revenue earned from Zurich of $32.7 million for 2003, offset in part by license revenues earned from sales of new customers and cross sales to existing customers. The Zurich revenue was earned from a subscription license that expired in December 2003. Excluding license revenues from Zurich, license revenues increased $15.0 million or 67%.

     In 2005, we will license Enterprise Platform Version 3 and future versions as well as certain other applications primarily on a subscription basis wherein license revenue will be recognized evenly over the term of the contract. During 2004, we recorded $1.4 million of subscription license revenue. During 2005, we expect to continue to sell our non-Enterprise 3 on a perpetual license basis. The amount of license revenue growth in 2005 may vary significantly depending on the mix of perpetual to subscription licenses sold.

     Software license revenues for our Edify business segment were $13.2 million for 2004, an increase of $5.4 million from 2003. This increase resulted from several new large contracts signed during 2004, improved economic conditions in the primary markets served by Edify (telecommunications, travel and retail) and the stabilization of the business under new management.

     Support and maintenance revenues for our financial institution segment were $45.9 million for 2004, an increase of $2.2 million or 5% from $43.7 million in 2003. The increase is primarily attributable to support and maintenance fees earned from new and existing customers who purchased licenses during 2003 and 2004, partially offset by the attrition of legacy Internet-only customers. We believe that the attrition of legacy customers was substantially complete at December 31, 2003 and that support and maintenance revenues from our financial institutions segment will continue to grow on a sequential quarter basis. Additionally, the acquisition of Mosaic in the fourth quarter of 2004 will contribute to the growth in support and maintenance revenues in 2005.

     Support and maintenance revenues for the Edify business were $18.5 million for 2004, an increase from $16.4 million for 2003. The growth in 2004 resulted from support and maintenance fees from customers who purchased new or add-on licenses in 2003 and 2004.

     Professional services revenues from our financial institution segment were $83.7 million for 2004, a $6.5 million increase from $77.2 million for 2003 related to the growth in non-Zurich license revenues in 2004. The sales of these licenses generally include the sale of professional services for implementation and other services. Although we expect revenues from professional services to vary quarter to quarter, we believe professional services revenues from our financial institutions segment will grow during 2005, as revenues from new projects will replace revenues lost to the completion of current projects.

     The Edify business recorded $5.1 million of revenue for professional services for 2004 compared to $5.9 million for 2003. During 2004, license sales in the Edify business were heavily weighted to sales through distributors. Professional services associated with these license sales are generally provided by the distributor. We expect professional services to remain stable in 2005.

     Data center revenues were $37.4 million for 2004, a decrease of $4.9 million for 2003. The decrease resulted primarily from the loss of data center revenues from Zurich (as discussed in the “Executive Overview”) in 2003. This was offset by increases in the number of hosted customers. As we add hosted customers on our S1 Enterprise products and our existing customer base grows, we expect data center revenues to increase on a sequential quarter basis throughout 2005.

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

     Direct Costs and Gross Margins. Direct costs decreased $10.9 million to $98.1 million for the year ended December 31, 2004 from $109.0 million for 2003. Overall gross margins were 59% and 56% for the years ended December 31, 2004 and 2003, respectively. We expect gross margins to range between 55% and 62% during 2005, depending on the mix of license and services revenues. The overall decrease in direct costs and corresponding increase in gross margins is a result of a lower cost base as discussed below.

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

     Software licenses costs for our financial institutions segment increased to $2.9 million in 2004 from $1.6 million in 2003. The overall increase in cost of software licenses was primarily related to increased license sales (excluding Zurich which had no software license costs in 2003). Software license costs for the Edify business were $3.5 million in 2004 and 2003. Gross margins for software licenses for the Edify business increased from 55% in 2003 to 73% in 2004 due to a reduction in the cost of third party voice recognition software.

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs.

     Direct costs associated with professional services, support and maintenance were $73.5 million for the year ended December 31, 2004, a decrease of $7.2 million from $80.7 million for the same period in 2003. $6.7 million of the decrease from 2003 was caused by net additional charges of $3.2 million on services projects that were accrued in the first, second and fourth quarters of 2003 and partially released or reduced in the third quarter of 2003. These loss accruals reflect the amounts by which our then anticipated future project costs would exceed the remaining unrecognized contractual revenues for those projects. In 2004, we reduced these loss accruals by approximately $3.5 million, as a result of a combination of additional project funding and reductions in the estimated hours to complete the project and changes in the project scope from one customer, and clarification of project scope and resulting changes in cost projections for certain other loss projects. Margins for professional services, support and maintenance were 43% and 52% for 2003 and 2004, respectively.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $4.5 million to $17.1 million for the year ended December 31, 2004 from $21.6 million for 2003. The decrease is primarily attributable to the cost savings realized from consolidation of the U.K. data center into our global hosting center in Atlanta, Georgia during 2003 and $1.8 million of accelerated costs during the first half of 2003 related to the closing of the U.K data center. As a result of the cost savings from the consolidation of locations and an increase in data center revenue (excluding Zurich), data center margins increased from 49% in 2003 to 54% in 2004. Data center margins are expected to increase in 2005 related to revenue growth and cost containment.

     Selling and Marketing. For the year ended December 31, 2004, selling and marketing expenses decreased $1.7 million to $37.1 million from $38.8 million in 2003. Selling and marketing expenses decreased $1.5 million and $0.3 million in our financial institutions and Edify segments, respectively. These decreases are primarily attributable to a reduction in bad debt expense and reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits and travel and entertainment expenses; offset in part by an increase in the cost of marketing programs.

     Product Development. Total product development expenses increased $4.6 million to $49.7 million for the year ended December 31, 2004 from $45.1 million for 2003. This increase is primarily attributable to an increase in product development headcount and the increased use of outside contractors. In 2003 and 2004, product development expenses were 18% and 21% of revenue. We expect this percentage to decrease in 2005.

     Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.

     General and Administrative. General and administrative expenses were $31.4 million for the year ended December 31, 2004 compared to $30.9 million for 2003, an increase of $0.5 million or 2%. As a percentage of revenues, general and administrative expenses increased slightly to 13% for the year ended December 31, 2004 from 12% for the same period in 2003. The increase in general and administrative expenses is attributable to an increase in professional accounting fees related to compliance with the Sarbanes-Oxley Act of 2002 and legal fees related to corporate development activities and litigation matters in which we were involved in 2004, offset in part by a decrease in compensation and benefits from lower headcount and lower discretionary spending as a result of cost containment initiatives undertaken during the second half of 2003.

     Depreciation. Depreciation decreased $6.3 million to $10.2 million for the year ended December 31, 2004 from $16.5 million in 2003, due to reductions in capital expenditures during recent periods as compared with those made in 2001 and 2002. A significant portion of those items that we purchased in 2001 became fully depreciated by the end of 2003. We expect depreciation expense to be approximately $3.0 million per quarter in 2005.

     Merger Related and Restructuring Costs. During 2004, we did not incur any merger related costs and restructuring charges compared to $19.9 million for 2003.

     During 2003, we undertook several initiatives to align our worldwide cost structure with our anticipated 2004 revenues. As a result, we reduced the work force, relocated and consolidated certain office facilities and sold certain corporate assets. In addition we consolidated our EMEA data center operations based in the United Kingdom into our global hosting center in

Atlanta. In connection with these plans, we recorded restructuring charges of $21.2 million during the year ended December 31, 2003. In total, we eliminated approximately 200 positions worldwide and closed or consolidated office facilities. In the domestic operations of our financial institution segment, we recorded $6.2 million in restructuring charges during 2003, which were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and other corporate charges.

     During 2003, we reorganized our international operations. We consolidated our U.K. data center operations into our global hosting center in Atlanta, relocated our remaining U.K. operations to a smaller facility, decreased our workforce both in our European and APJ operations and closed offices in our APJ operations. As a result, in the year ended December 31, 2003, we recorded restructuring charges of $9.4 million in our European operations and $1.3 million in our APJ operations. These charges were comprised of accelerated depreciation of assets, severance costs, other related costs to relocate the data center operations, losses on the vacated office space and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss on vacated office space at the present value of the expected cash flows.

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

     Amortization and Impairment of Acquisition Intangible Assets. Amortization and impairment of acquisition intangible assets decreased $13.9 million to $3.5 million for the year ended December 31, 2004 from $17.4 million for the same period in 2003.

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

     Interest, Investment and Other Income (Expense). Interest, investment and other expense, net was $1.5 million for the year ended December 31, 2004, a decrease from income of $0.1 million from 2003. Realized foreign currency translation loss was $0.6 million and $0.2 million in 2004 and 2003, respectively. In 2003, we recorded a loss of $0.6 million on the sale of an investment that we accounted for on a cost basis and in 2004, we recorded a $1.5 million expense for a loss in an equity method investment.

     Income Tax Benefit (Expense). We recorded income tax expense of $1.4 million during the year ended December 31, 2004 compared to $0.3 million in 2003.

     Although we have fully reserved net deferred tax assets of approximately $206.2 million as of December 31, 2004 primarily related to our net operating loss carryforwards (NOLs) and tax credit carryforwards from time-to-time we are required to record an income tax provision in periods:

•	for tax expense in certain subsidiaries or jurisdictions for which do not have NOLs to utilize;

•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash; or

•	if there are NOLs that were acquired as part of a business combination, upon which we placed a valuation allowance at acquisition date. This results in non-cash income tax expense as goodwill is reduced and the valuation allowance is released.

     We incurred foreign income tax expense in certain European countries in 2004 and 2003. In 2004, we recorded alternative minimum tax expense for our domestic operations as a result of limitations on the use of our federal NOLs. Approximately $0.4 million of our income tax expense in 2004 resulted from the release of the valuation allowance against pre-acquisition NOLs and does not represent anticipated cash taxes to be paid.

     At December 31, 2004, we had a valuation allowance of $206.2 million on our deferred tax assets. If we continue to sustain profitability during 2005, we may make a determination to reverse the valuation allowance related to domestic net operating loss carryforwards in the latter part of 2005 or early 2006. A portion of this reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed.

     Loss from discontinued operations. We recorded a loss from discontinued operations of $8.1 million in the year ended December 31, 2003 as compared to a loss of $1.1 million for the ten month period we owned Davidge in 2004. The improvement of $7.0 million in results from discontinued operations is primarily related to a $4.5 million charge taken for loss contingencies established in the fourth quarter of 2003, an increase in revenues and a decrease in operating expenses.

     Gain on disposal of discontinued operations, net of tax. We recorded a gain on sale of subsidiary of $8.6 million, including $0.7 million of income tax, in the year ended December 31, 2004.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

     Revenues. The following table sets forth selected revenue data for the years ended December 31, 2003 and 2002.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Year Ended December 31, 2003:
Financial institutions, excluding Zurich	$22,189	$43,697	$75,665	$33,654	$2,910	$178,115
Zurich	32,704	—	1,500	8,634	—	42,838

Financial institutions	54,893	43,697	77,165	42,288	2,910	220,953
Edify	7,745	16,403	5,872	—	7	30,027
Eliminations	(988)	(2,179)	(195)	—	—	(3,362)

Total	$61,650	$57,921	$82,842	$42,288	$2,917	$247,618

Year Ended December 31, 2002:

Financial institutions, excluding Zurich	$35,066	$39,128	$90,196	$31,330	$1,274	$196,994
Zurich	31,789	1,745	3,392	5,900	—	42,826

Financial institutions	66,855	40,873	93,588	37,230	1,274	239,820
Edify	21,910	17,303	8,140	—	—	47,353
Eliminations	(62)	(1,250)	(1,824)	—	—	(3,136)

Total	$88,703	$56,926	$99,904	$37,230	$1,274	$284,037

     Total revenues decreased by $36.4 million to $247.6 million for 2003 compared to $284.0 million for 2002, a decrease of 13%. This decrease is attributable to a $27.1 million decrease in software license revenue and a $17.1 million decrease in professional services revenue, offset in part by a $5.1 million increase in data center revenues. Our financial institutions segment generated $221.0 million of revenue in 2003 compared to $239.8 million for 2002, a decrease of 8%. Revenues from our Edify business segment were $30.0 million for 2003, a 37% decrease from $47.4 million in 2002. Below is a detailed discussion of changes in revenue by revenue type.

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

     Support and maintenance revenues for our financial institution segment were $43.7 million for 2003, an increase of $2.8 million or 7% from $40.9 million in 2002. This increase is attributable to new customer maintenance contracts signed from customers who purchased new licenses in 2002 and 2003; partially offset by the attrition from our Internet-only legacy customers and a $1.7 million decrease in support and maintenance fees earned from Zurich.

     Support and maintenance revenues for the Edify business were $16.4 million for 2003, a decrease from $17.3 million for 2002 due principally to customer attrition. The reduction in maintenance is directly related to the downturn in the economy during 2001 and 2002, which saw a certain portion of Edify’s base of customers discontinue maintenance or shut down applications altogether.

     Professional services revenues from our financial institution segment were $77.2 million for 2003, a $16.4 million decrease from $93.6 million for 2002. The decrease is primarily attributable to the $18.5 million decrease in professional services revenues from State Farm and a $1.9 million decrease in professional services revenues from Zurich.

     The Edify business recorded $5.9 million of revenue for professional services for 2003 compared to $8.1 million for 2002. This decrease is attributable to the decrease in software sales and related implementation projects.

     Data center revenues were $42.3 million for 2003, an increase of $5.1 million from 2002. The increase resulted primarily from the acceleration of data center revenues from Zurich (as discussed in the “Overview”). Increases in data center revenues from new and existing clients were nearly offset by other reductions in transitioning legacy customer revenues (as discussed in the “Overview”). This transition was completed by the end of 2003.

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

     Direct Costs and Gross Margins. Direct costs decreased $6.0 million to $109.0 million for the year ended December 31, 2003 from $115.0 million for 2002. Overall gross margins were 56% and 60% for the years ended December 31, 2003 and 2002, respectively. The overall decrease in direct costs was principally due to a $4.4 million reduction in cost of professional services, support and maintenance related to lower staffing levels and reduced facilities costs resulting from the consolidation of offices and a decrease in royalties and other third party fees paid on a lower base of sales (especially in the Edify business). These decreases were offset in part by the establishment of accruals for professional services costs, as discussed below, and the cost of the pass-through hardware (approximately $2.2 million) delivered to one customer in 2003. The decrease in gross margins was primarily due to the mix of revenue earned and a decrease in gross margins for professional services, support and maintenance, from 47% in 2002 to 43% in 2003. Software license revenues represented 25% and 31% of total revenues for the years ended December 31, 2003 and 2002, respectively. Historically, the gross margins on software licenses have been higher than the gross margins on professional service, support and maintenance and data center fees. Therefore, a significant decrease in license revenues as a percentage of total sales negatively affects the overall gross margin percentages. Gross margins on professional services decreased as the amount of revenue from State Farm decreased.

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

     Direct costs associated with professional services, support and maintenance were $80.7 million for the year ended December 31, 2003, a decrease of $4.4 million from 2002. This decrease resulted from reductions in professional services headcount, outside contractors and associated facilities costs to a level that is more closely aligned with the projects and services under contract. This decrease was partially offset by the accrual of approximately $3.2 million for the estimated future costs to complete service projects where our expected costs will exceed the contractual revenues. Gross margins for professional services and customer support and maintenance increased due to the revenue mix between lower margin professional services and higher margin support revenues.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs were $21.6 million for the years ended December 31, 2003 and 2002. The acceleration of data center costs of $1.8 million in the first and second quarters of 2003 associated with the amendment of the Zurich contract, as well as the incremental costs incurred to the transfer the remaining data center business from the U.K. to our global hosting center in Atlanta, Georgia was offset by the cost savings from this consolidation during the second half of 2003.

     Selling and Marketing. For the year ended December 31, 2003, selling and marketing expenses decreased $18.7 million to $38.8 million from $57.5 million in 2002. Selling and marketing expenses decreased $11.6 million and $7.2 million in our financial institutions and Edify segments, respectively, as a result of headcount reductions and the related decrease in compensation expense, other payroll related expense and benefits, and travel expenses.

     Product Development. Total product development expenses decreased $5.9 million to $45.1 million for the year ended December 31, 2003 from $51.0 million for 2002. We achieved cost savings from the realignment of our product development organization in 2002, including replacing outside contractors in our domestic operations with lower cost offshore contractors in India and our development center in Ireland.

     General and Administrative. General and administrative expenses were $31.0 million for the year ended December 31, 2003 compared to $37.1 million for 2002, a decrease of $6.1 million or 16%. As a percentage of revenues, general and administrative expenses decreased slightly to 12% for the year ended December 31, 2003 from 13% for the same period in 2002. The decrease in general and administrative expenses resulted principally from a decrease in administrative headcount, recruiting fees and professional fees.

     Depreciation. Depreciation decreased $5.9 million to $16.5 million for the year ended December 31, 2003 from $22.4 million in 2002. This decrease was due to reductions in capital expenditures during 2001, 2002 and 2003 as compared with those made in 2000. In addition, depreciation expense decreased approximately $1.5 million as a result of the closure of our U.K data center operations and our disposal of the data center assets.

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

     During 2003 we reorganized our international operations. We consolidated our U.K. data center operations into our global hosting center in Atlanta, relocated our remaining U.K. operations to a smaller facility, decreased our workforce both in our European and APJ operations and closed offices in our APJ operations. As a result, in the year ended December 31, 2003, we recorded restructuring charges of $9.4 million in our European operations and $1.3 million in our APJ operations. These charges were comprised of accelerated depreciation of assets, severance costs, other related costs to relocate the data center operations, losses on the vacated office space and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss on vacated office space at the present value of the expected cash flows.

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

     Loss from discontinued operations. We recorded a loss from discontinued operations of $1.6 million and $8.1 million in the year ended December 31, 2002 and 2003, respectively. The decrease of $6.5 million in results from discontinued operations is primarily related to a $4.5 million reserve for loss contingencies established in the fourth quarter of 2003, and a decrease in revenues.

Valuation of Acquired Businesses

     For the acquisitions of Mosaic, X/Net and the Indian business unit, we allocated the respective purchase prices to the net assets (or liabilities) of the businesses, identifiable intangible assets (if any) and goodwill.

     For Mosaic and X/Net, we identified customer relationship and developed technology intangible assets. These assets were valued using the income approach to fair value. We did not identify any in-process research and development for these acquisitions. For the third acquisition, we did not identify any identifiable intangible assets.

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

Liquidity and Capital Resources

     The following tables show information about our cash flows during the years ended December 31, 2002, 2003 and 2004 and selected balance sheet data as of December 31, 2003 and 2004:

	Year Ended December 31,
	2002	2003	2004
		(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$31,238	$7,956	$22,942
Changes in operating assets and liabilities	(9,817)	14,418	(38,186)

Net cash provided by (used in) operating activities	21,421	22,374	(15,244)
Net cash used in investing activities	(26,719)	(38,212)	(12,534)
Net cash (used in) provided by financing activities	(9,893)	37	(6,239)
Effect of exchange rates on cash and cash equivalents	487	852	527

Net decrease in cash and cash equivalents	$(14,704)	$(14,949)	$(33,490)

	As of December 31,
	2003	2004
	(in thousands)
Cash and cash equivalents	$76,713	43,223
Short-term investments	87,477	65,248
Working capital (1)	125,940	105,232
Total assets	337,088	340,881
Total stockholders’ equity	243,814	254,996

(1)	Working capital includes deferred revenues of $38.5 million and $33.3 million as of December 31, 2003 and 2004, respectively.

     Operating Activities. During the year ended December 31, 2004, cash used for operations was $15.2 million compared to cash provided by operations of $22.4 million and $21.4 million for the years ended December 31, 2003 and 2002, respectively. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

     Cash used in operations for the year ended December 31, 2004 included the effects of:

•	our net income of $15.6 million, which included the gain on the sale of a subsidiary of $8.6 million and $1.5 million equity in net loss of affiliate;

•	non-cash charges of $14.0 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $0.4 million;

•	a decrease in accrued expenses and other liabilities of $10.6 million, including a $4.5 million payment for the settlement of a disputed claim in our discontinued business and $3.6 million for restructuring;

•	an increase of $19.9 million in accounts receivable due to the increased revenue accounted for under the percentage of completion accounting, the timing of billings at or near quarter end;

•	a decrease in deferred revenues of $6.4 million due to the timing of billings and the recognition of revenues; and

•	changes in other operating assets and liabilities of $1.3 million.

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

     Our net loss of $16.4 million for the year ended December 31, 2002, included non-cash items of $40.1 million in depreciation and amortization, including acquisition intangibles and the write-off of acquired in-process research and development and $7.8 million to provide for doubtful accounts and billing adjustments.

     The change in operating assets and liabilities of $9.8 million in 2002 was primarily attributable to a decrease in accrued expenses and other liabilities of $14.4 million and an increase in prepaid expenses of $6.7 million and other assets, partially offset by an increase in deferred revenues of $6.6 million.

     Investing Activities. Cash used in investing activities was $12.5 million for the year ended December 31, 2004 compared to $38.2 million in 2003 and $26.7 million in 2002.

     We spent $3.9 million and $39.4 million in cash in connection with acquisitions in the years 2002 and 2004, respectively.

     Short term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. Short term investments also includes certain auction rate securities that have been reclassified from cash and cash equivalents to short-term investments. We had historically classified these instruments as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. Based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash and cash equivalents, as short term investments for each of the periods presented in the accompanying consolidated balance sheets. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. All short-term investments are available for sale and are reported at amortized cost. We converted a net $22.2 million of short-term investments to cash in 2004. We made net investments of $33.8 million and $8.9 million in short term investments in 2003 and 2002, respectively.

     We purchased $6.8 million, $6.4 million, and $11.3 million of property and equipment in 2004, 2003, and 2002, respectively. Our property and equipment purchases are primarily related to computer equipment.

     In 2004, we invested $1.5 million in an equity method investment. In 2003, we received proceeds of $2.0 million for the sale of certain assets and investment securities.

     In 2002, we invested in a $2.5 million certificate of deposit. Because its remaining maturity exceeded one year at December 31, 2002, it was classified on our balance sheet in “other assets.” The remaining maturity for this investment is less than one year at December 31, 2003; accordingly, it is classified on our balance sheet in “short-term investments.”

     Financing Activities. Cash used for financing activities was $6.2 million for the year ended December 31, 2004, as compared to cash provided by financing activities of $0.04 million and cash used in financing activities of $9.9 million for the years ended December 31, 2003 and 2002 respectively.

     In July 2002, our Board of Directors approved a $10.0 million stock repurchase program. This program was completed in the first quarter of 2003. In October 2003, our Board of Directors approved a $15.0 million stock repurchase program. The principle objective of the stock repurchase plan is to offset dilution of our common stock from shares granted under our employee stock option plans. These programs were and continue to be funded from available cash and short-term investments. In the year ended December 31, 2004, we repurchased 1,438,249 shares of our common stock for $11.2 million. In the year ended December 31, 2003, we repurchased 199,562 shares of our common stock for $1.2 million. In the year ended December 31, 2002, we repurchased 1,906,300 shares of our common stock for $9.3 million under this program. As of December 31, 2004, we are authorized to repurchase additional common stock up to $3.4 million. We expect to execute purchases of our common stock under this plan throughout 2005.

     In 2004, 2003 and 2002, we received $6.0 million, $3.2 million and $5.4 million from the sale of common stock under our employee stock plans, respectively.

     We paid $1.1 million, $2.0 million, and $6.0 million for capital lease obligations in 2004, 2003 and 2002, respectively.

     As of December 31, 2004, we do not have any borrowing arrangements.

     Commitments. In connection with the lease of certain offices, we issued standby letters of credit in the amount of $6.9 million to guarantee certain obligations under the lease agreements. The amount of the letter of credit reduces as our rent obligation declines. At December 31, 2004, there were no drawings outstanding under the letter of credit.

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

     Future minimum payments under operating and capital leases, operating sublease income, and purchase obligations to vendors are as follows (in thousands):

	Less than	1 – 3	3 – 5	Greater
	1 year	years	years	than 5 years	Total
Operating leases	$15,324	$19,887	$13,406	$12,155	$60,772
Capital leases	1,665	1,641	—	—	3,306
Purchase obligations	5,835	1,226	—	—	7,061

Total	$22,824	$22,754	$13,406	$12,155	$71,139

Operating sub-lease income	$(2,215)	$(3,598)	$(2,945)	$(2,520)	$(11,278)

     In connection with the acquisitions of Mosaic and X/Net, we have committed to pay additional cash consideration if certain financial metrics are achieved during a certain time period. For Mosaic, the earn-out could be up to $15.0 million in 2005. For X/Net, the additional consideration could be $1.0 million in 2005 and $2.0 million in 2006. As of December 31, 2004, the certainty of these payments cannot be determined.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

     The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss).” Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. At this time, we do not use financial instruments to hedge our foreign exchange exposure because the effect of foreign exchange rate fluctuations are not material. The net assets of our foreign operations at December 31, 2004 were approximately $10.3 million.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors
   and Stockholders of S1 Corporation:

We have completed an integrated audit of S1 Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded X/Net Associates, Inc. and Mosaic Software Holdings and its subsidiaries from their assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. We have also excluded X/Net Associates, Inc. and Mosaic Software Holdings and its subsidiaries from our audit of internal control over financial reporting. X/Net Associates, Inc. and Mosaic Software Holdings and its subsidiaries are wholly-owned subsidiaries whose total assets represent 1.39% and 12.74%, respectively, and whose total revenues represent 0.15% and 1.58%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 15, 2005

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(in thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$76,713	$43,223
Short-term investments	87,477	65,248
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $5,106 and $4,705 at December 31, 2003 and 2004, respectively	37,188	61,216
Prepaid expenses	5,745	6,113
Other current assets	3,218	5,485

Total current assets	210,341	181,285
Property and equipment, net	15,661	15,150
Intangible assets, net	14,073	22,766
Goodwill, net	93,462	117,699
Other assets	3,551	3,981

Total assets	$337,088	$340,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,166	$6,253
Accrued compensation and benefits	11,500	14,269
Accrued restructuring	4,711	3,337
Accrued other expenses	22,726	17,369
Deferred revenues	38,536	33,302
Current portion of capital lease obligation	762	1,523

Total current liabilities	84,401	76,053
Capital lease obligation, excluding current portion	523	1,572
Accrued restructuring, excluding current portion	7,063	4,789
Other liabilities	1,287	3,471

Total liabilities	93,274	85,885

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 749,064 shares at December 31, 2003 and 2004, respectively	10,000	10,000
Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 73,230,760 and 74,152,529 shares at December 31, 2003 and 2004, respectively	732	742
Additional paid-in capital	1,907,918	1,913,913
Common stock held in treasury, at cost. 2,105,862 and 3,544,111 shares at December 31, 2003 and 2004, respectively	(10,438)	(21,593)
Accumulated deficit	(1,661,717)	(1,646,147)
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment, net of tax	(2,681)	(1,919)

Total stockholders’ equity	243,814	254,996

Total liabilities and stockholders’ equity	$337,088	$340,881

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
	(in thousands, except share and per share data)
Revenues:
Software licenses	$88,703	$61,650	$49,693
Support and maintenance	56,926	57,921	62,973
Professional services	99,904	82,842	88,732
Data center	37,230	42,288	37,354
Other	1,274	2,917	2,291

Total revenues	284,037	247,618	241,043

Operating expenses:
Cost of software licenses	6,973	4,048	5,824
Cost of professional services, support and maintenance	85,104	80,697	73,497
Cost of data center	21,581	21,603	17,062
Cost of other revenue	1,267	2,623	1,715
Selling and marketing	57,501	38,758	37,050
Product development	50,935	45,148	49,706
General and administrative, including stock option compensation expense of $1,322, $281 and $0, for 2002, 2003 and 2004	37,051	30,871	31,393
Depreciation	22,425	16,517	10,226
Merger related and restructuring costs	2,417	19,858	—
Acquired in-process research and development	350	—	—
Amortization and impairment of acquisition intangible assets	17,460	17,392	3,483

Total operating expenses	303,064	277,515	229,956

Operating (loss) income	(19,027)	(29,897)	11,087
Interest, investment and other income (expense), net	1,479	84	(1,538)

(Loss) income before income taxes	(17,548)	(29,813)	9,549
Income tax benefit (expense)	2,770	(283)	(1,390)

(Loss) income from continuing operations	(14,778)	(30,096)	8,159

Discontinued operations:
Loss from operations of discontinued operations, net of tax	(1,619)	(8,076)	(1,148)
Gain on disposal of discontinued operations, net of tax	—	—	8,559

Net (loss) income	$(16,397)	$(38,172)	$15,570

Basic earnings per share:
Continuing operations	$(0.22)	$(0.43)	$0.12
Discontinued operations, net of tax	(0.02)	(0.12)	0.10

Net (loss) income per share	$(0.24)	$(0.55)	$0.22

Diluted earnings per share:
Continuing operations	$(0.22)	$(0.43)	$0.11
Discontinued operations, net of tax	(0.02)	(0.12)	0.10

Net (loss) income per share	$(0.24)	$(0.55)	$0.21

Weighted average common shares outstanding - basic	67,724,593	69,872,436	70,612,973

Weighted average common shares outstanding – fully diluted	n/a	n/a	73,130,026

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(16,397)	$(38,172)	$15,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and intangible asset impairment charges	40,095	34,308	14,010
Gain on disposal of discontinued operations, net of tax	—	—	(8,559)
Acquired in-process research and development	350	—	—
Provision for doubtful accounts receivable and billing adjustments	7,756	6,063	421
Equity in net loss of affiliate	—	—	1,500
Compensation and marketing expense for options and warrants	1,322	281	—
Benefit for deferred income taxes	(2,930)	—	—
Loss on disposal of property and equipment	610	3,931	—
Other	432	1,545	—
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(2,698)	11,089	(19,884)
(Increase) decrease in prepaid expenses and other assets	(6,707)	6,249	(831)
Increase (decrease) in accounts payable	7,396	(7,588)	(457)
(Decrease) increase in accrued expenses and other liabilities	(14,363)	6,314	(10,624)
Increase (decrease) in deferred revenues	6,555	(1,646)	(6,390)

Net cash provided by (used in) operating activities	21,421	22,374	(15,244)

Cash flows from investing activities:
Cash paid in connection with acquisition of businesses	(3,943)	—	(39,434)
Proceeds from sale of subsidiary	—	—	12,924
Maturities of short-term investment securities	76,884	40,133	82,752
Purchases of short-term investment securities	(85,823)	(73,956)	(60,523)
Investment in equity method investment	—	—	(1,500)
Purchase of long-term certificate of deposit	(2,500)	—	—
Proceeds from sale of other assets	—	1,415	—
Proceeds from sale of cost-basis investment and other investment securities	—	586	—
Purchases of property, equipment, and technology	(11,337)	(6,390)	(6,753)

Net cash used in investing activities	(26,719)	(38,212)	(12,534)

Cash flows from financing activities:
Proceeds from employee stock option plans and stock purchase plan	5,371	3,217	6,005
Repurchase of common stock held in treasury	(9,250)	(1,188)	(11,155)
Payments on capital lease obligations	(6,014)	(1,992)	(1,089)

Net cash (used in) provided by financing activities	(9,893)	37	(6,239)

Effect of exchange rate changes on cash and cash equivalents	487	852	527

Net decrease in cash and cash equivalents	(14,704)	(14,949)	(33,490)
Cash and cash equivalents at beginning of year	106,366	91,662	76,713

Cash and cash equivalents at end of year	$91,662	$76,713	$43,223

Non-cash financing and investing activities:
Property and equipment acquired through leases	$479	$1,399	$2,899
Maintenance agreement financed through vendor	—	—	1,279
Conversion of preferred stock to common stock	225,778	8,328	—
Issuance of preferred stock and common stock	22,767	—	—
Assets acquired, net of cash acquired	5,487	—	8,153
Liabilities assumed in acquisition	10,002	—	5,551

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Additional				Accumulated	Other	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	(Loss) Income
Balance at December 31, 2001	1,635,714	$241,975	61,444,554	$614	$1,640,972	—	$—	$(1,607,148)	$(1,795)	$274,618

Net loss	—	—	—	—	—	—	—	(16,397)	—	(16,397)	(16,397)
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—	—	(11)	(11)	(11)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	—	(790)	(790)	(790)
Conversion of preferred stock to common stock	(237,500)	(225,778)	6,954,712	70	225,708	—	—	—	—	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	1,386,088	14	5,357	—	—	—	—	5,371	—
Stock option compensation	—	—	—	—	1,322	—	—	—	—	1,322	—
Issuance of capital stock in connection with acquisitions	—	2,131	1,474,547	15	22,752	—	—	—	—	24,898	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(1,906,300)	(9,250)	—	—	(9,250)	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(17,198)

Balance at December 31, 2002	1,398,214	$18,328	71,259,901	$713	$1,896,111	(1,906,300)	$(9,250)	$(1,623,545)	$(2,596)	$279,761

Net loss	—	—	—	—	—	—	—	(38,172)	—	(38,172)	(38,172)
Change in net unrealized gains on investment securities available for sale	—	—	—	—	—	—	—	—	(38)	(38)	(38)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	—	(23)	(23)	(23)
Realized gains on sale of investment securities	—	—	—	—	—	—	—	—	(24)	(24)	—
Conversion of preferred stock to common stock	(649,150)	(8,328)	649,150	6	8,322	—	—	—	—	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	1,321,709	13	3,204	—	—	—	—	3,217	—
Stock option compensation	—	—	—	—	281	—	—	—	—	281	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(199,562)	(1,188)	—	—	(1,188)	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(38,233)

Balance at December 31, 2003	749,064	$10,000	73,230,760	$732	$1,907,918	(2,105,862)	$(10,438)	$(1,661,717)	$(2,681)	$243,814

Net income	—	—	—	—	—	—	—	15,570	—	15,570	15,570
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	—	762	762	762
Common stock issued upon the exercise of stock options	—	—	921,769	10	5,995	—	—	—	—	6,005	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(1,438,249)	(11,155)	—	—	(11,155)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$16,332

Balance at December 31, 2004	749,064	$10,000	74,152,529	$742	$1,913,913	(3,544,111)	$(21,593)	$(1,646,147)	$(1,919)	$254,996

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2003 and 2004

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

          We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide and the level of use of the solutions, subject to a minimum charge. We also generate recurring revenues by charging our customers a periodic fee for maintenance.

          S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Boston, Massachusetts; Charlotte, North Carolina; Austin, Texas; Deerfield Beach, Florida; Rochester, New York; West Hills, California and Santa Clara, California; and international offices in Brussels, Beijing, Capetown, Dublin, Hong Kong, Lisbon, London, Luxembourg, Madrid, Melbourne, Munich, Paris, Pune, Rotterdam and Singapore. S1 is incorporated in Delaware.

2.	Summary of Significant Accounting Policies

     Basis of presentation

          The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. During 2002 and 2004, we completed a total of five business acquisitions, which we discuss more fully in Note 3. The results of operations and cash flows of these acquired businesses are included in our consolidated statements of operations and cash flows from their respective dates of acquisition.

          We have accounted for the disposal of our wholly-owned subsidiary, Davidge Data Systems, as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, Davidge results for current and prior periods are presented in “discontinued operations.”

     Use of estimates

          We have made estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities and disclosure of liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from our estimates. Areas involving the use of significant estimates include:

•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	valuation of acquired businesses;

•	determination of technological feasibility and capitalization of software development costs;

•	recognition of costs in connection with restructuring plans and merger-related activities;

•	reserve for contingencies;

•	valuation of stock based compensation; and

•	income taxes.

     Financial instruments

          We use financial instruments in the normal course of business, including cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued compensation and benefits, other accrued expenses, deferred revenues and capital lease obligations.

          Cash and cash equivalents include deposits with commercial banks and highly liquid investments with original maturities of 90 days or less.

          Short-term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. Short term investments also includes certain auction rate securities that have been reclassified from cash and cash equivalents to short-term investments. We had historically classified these instruments as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. Based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash and cash equivalents, as short term investments for each of the periods presented in the accompanying consolidated balance sheets. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. All short-term investments are available for sale and are reported at amortized cost.

          Investments with a remaining maturity that exceed one year are reported in other assets. These investments are held to maturity and are reported at amortized cost. At December 31, 2004, we had no investments whose remaining maturity exceeded one year.

          Certain of our investments are made with financial institutions who are also our customers. These investments are made at market rates in arms-length transactions.

          At December 31, 2004, we had restricted cash of $3.0 million designated for lease payments and other disbursements in our international businesses. Restricted cash is included in other current assets.

          The carrying values of accounts receivable, accounts payable, accrued compensation and benefits, other accrued expenses and deferred revenues approximate fair value due to the short-term nature of these assets and liabilities. The carrying value of our capital lease obligations approximates their fair value given their market rates of interest and maturity schedules.

     Accounts receivable and allowance for doubtful accounts and billing adjustments

          Accounts receivable includes amounts billed to customers and unbilled amounts of revenue earned in advance of billings. Accounts receivable are recorded at the invoiced amount or the earned amount and do not bear interest. We have established a discount allowance for estimated billing adjustments and an allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for uncollectible amounts as a component of selling expense. We review specific accounts, including substantially all accounts with past due balances over 90 days, for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs. These estimates are reviewed quarterly and are based on historical discounts, concessions and write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Accounts receivable are charged off against the allowance when we estimate it is probable the receivable will not be recovered.

     Property and equipment

          We report property and equipment at cost, less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the related assets. We amortize leasehold improvements using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Gains or losses recognized on disposal or retirement of property and equipment are recognized in the consolidated statement of operations.

          The estimated useful lives of the assets are as follows:

Furniture and fixtures	5 years
Computer equipment (1)	1.5 to 3 years
Software	3 years

(1)	Computer equipment under capital lease is depreciated over the term of the lease agreement which approximates the equipment’s economic useful life.

     Goodwill

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

          Under the provisions of SFAS No. 142, we are required to perform an impairment test of goodwill at least once annually or upon the occurrence of a triggering event. We have elected to test our intangible assets for impairment as of October 1st each year. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value in future periods, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations. Based upon the results of our annual impairment test in October 2002, 2003 and 2004, no impairments were identified.

     Other long-lived assets

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

          We amortize identifiable intangible assets over their estimated useful lives (ranging from three to ten years) using the straight-line method which approximates the projected utility of such assets based upon the information available. Purchased technology represents technology acquired from third parties, which we have incorporated in our products. We amortize purchased technology over its estimated useful life (ranging from two to five years).

     Cost-basis and equity method investments

          Other assets include investments in entities that we account for on the cost basis as well as our investment in Yodlee, Inc., which we account for using the equity method. We account for investments in affiliated entities, which we do not manage and over which we exert significant influence, under the equity method. The equity method of accounting requires us to record our share of the net operating results of the investee in our consolidated statements of operations. We adjust the carrying value of our equity method investments for our share of their net operating results, unless and until our share of their underlying net assets has been reduced to $0. At the end of each period, we assess the recoverability of these cost basis and equity method investments by comparing their carrying value, including goodwill, to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If we determine that the carrying value is not recoverable and that the impairment is other than temporary, we reduce the asset to its estimated fair value. Since our share of Yodlee’s underlying net assets was $0 at December 31, 2001 and we have not made any commitments to Yodlee to provide additional funding, we did not record our share of Yodlee’s operating results in 2002, 2003 and 2004, and we will not record our share of any future operating results until our basis in Yodlee increases above $0, if ever. In 2004, we made additional investments totaling $1.5 million in Yodlee which we expensed immediately as these investments represented our funding of our share of Yodlee’s prior losses previously suspended under the equity method of accounting as described above.

     Concentration of credit risk

          We derive a significant portion of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services.

          Our business success depends in part on our relationships with a limited number of large customers. For the year ended December 31, 2002, two customers represented 23% and 15% of total revenues from continuing operations, respectively. For the year ended December 31, 2003, two customers represented 18% and 17% of total revenues from continuing operations, respectively. For the year ended December 31, 2004, one customer represented 20% of total revenues from continuing operations. One customer represented 8% and 20% of total receivables at December 31, 2003 and 2004, respectively.

          We are subject to concentrations of credit risk from our cash and cash equivalents, short term investments and accounts receivable. We limit our exposure to credit risk associated with cash and cash equivalents and short term investments by placing our cash and cash equivalents with a number of major domestic and foreign financial institutions and by investing in investment grade securities.

     Revenue recognition, deferred revenues and cost of revenues

          Software license revenue. We recognize software license sales in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition With Respect to Certain Transactions,” as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, we use the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element.

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

          For term license arrangements, sometimes referred to as subscription licenses, where we allow customers the rights to use software and receive unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is recognized ratably over the term of the arrangement.

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

          Deferred revenues. Deferred revenues represent payments received from customers for software licenses, services and maintenance in advance of performing services. Maintenance is normally billed quarterly or annually in advance of performing the service.

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

          In 2003, we approved restructuring plans related to the reorganization of our business operations. We accrued the estimated costs of exiting certain activities under these restructuring plans and recorded a corresponding charge in the period the exit plan was approved. In subsequent periods, we re-assessed the initial assumptions and estimates made in connection with these restructuring plans based on current information and, as a result, recorded additional charges for the estimated incremental costs of exiting certain activities under this restructuring plan. See Note 9 for further discussion of these restructuring activities.

     Interest, investment and other income (expense), net

          Interest, investment and other income (expense), net is comprised of the following:

	For the year ended
	December 31,
	2002	2003	2004
Interest and investment income	$2,469	$1,782	$2,122
Interest expense	(963)	(423)	(597)
Equity in net loss of affiliate	—	—	(1,500)
Other	(27)	(1,275)	(1,563)

Total	$1,479	$84	$(1,538)

     Income taxes

          We use the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. We establish a valuation allowance to reduce the deferred income tax assets to the level at which we believe it is more likely than not that the tax benefits will be realized. See Note 12 for further discussion of our income taxes.

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

          In 2002 and 2003, we recognized compensation cost of approximately $1.3 million and $0.3 million, respectively, relating to stock options granted with exercise prices less than the market price on the date of grant. Had we determined compensation cost based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net loss would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	2002	2003	2004
Net (loss) income, as reported	$(16,397)	$(38,172)	$15,570
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	1,322	281	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45,172)	(31,991)	(25,143)

Pro forma net loss	$(60,247)	$(69,882)	$(9,573)

Basic and diluted net (loss) income per share:
As reported - basic	$(0.24)	$(0.55)	$0.22
As reported - diluted	(0.24)	(0.55)	0.21
Pro forma – basic and diluted	(0.89)	(1.00)	(0.14)

          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods. In 2004, we identified certain assumptions surrounding the forfeiture of stock options used in our Black-Scholes model calculation that were not correctly reflected in our pro forma expense. For 2002, 2003 and 2004, we are presenting pro forma compensation expense amounts that reflect actual forfeitures that have occurred in the respective periods.

          The fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002		2003		2004
Expected dividend yield	0%		0%		0%
Expected volatility	115.7%		111.1%		101.9%
Risk-free interest rate, stock option plans	3.8%		3.0%		3.6%
Expected life, stock option plans	4.5	years	4.1	years	4.0	years
Risk-free interest rate, stock purchase plan	2.0%		—		—
Expected life, stock purchase plan	0.5	years	—		—

     Net Income (loss) per share

          In the second quarter of 2004, we adopted EITF 03-06, “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share” and began calculating earnings per share using the two-class method during periods which we recorded net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of adopting EITF 03-06 would be anti-dilutive.

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

          Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses in the years ended December 31, 2003 and 2002, the issuance of additional shares of common stock through the exercise of stock options or upon the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our net loss per share for that period. See Note 19 for more information.

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

          On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. We will adopt SFAS No. 123R on July 1, 2005 using the “modified prospective” method. We expect to record stock based compensation expense of between $5.0 million and $8.0 million during the six months ended December 31, 2005.

          In December 2004 the FASB issued FASB Staff Position No. 109-1 (“FSP FAS No. 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our consolidated financial statements.

3.	Business Acquisitions

          On November 12, 2004, we purchased the outstanding stock of Mosaic Software Holdings Limited, a United Kingdom based provider of solutions that drive ATMs and electronic payments. We believe the acquisition adds a financial transaction solution to S1’s suite of products and will enable S1 to offer financial services providers and retailers an ATM and payments solution which complements the S1 Enterprise integrated front-office suite. Under the terms of the transaction, S1 paid $37.0 million in cash upon the closing of the transaction and committed to pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic achieving certain financial metrics during its fiscal year ending May 31, 2005. Any additional consideration will be accounted for as additional purchase price and will increase the amount of goodwill associated with Mosaic in the period in which such payment becomes issued or issuable. We incurred approximately $1.0 million of expenses associated with this transaction. For accounting purposes, we treated the acquisition as if it had occurred on November 12, 2004. Accordingly, our consolidated results of operations for the year ended December 31, 2004 include approximately one and a half months of operating results for Mosaic.

          On August 4, 2004, we purchased the outstanding stock of X/Net Associates, Inc., a Rochester, New York based provider of lending solutions to financial institutions. We believe this acquisition will strengthen our product offering around lending solutions and accelerate the development of our lending functionality. We paid cash consideration of $4.0 million for this business and incurred approximately $0.1 million of expenses in connection with the acquisition. Under the agreement, additional consideration may be paid to one shareholder of X/Net, who is also an S1 employee, if certain financial metrics are achieved. There is a maximum of $1.0 million that can be earned in the period from August 1, 2004 through July 31, 2005 and $2.0 million that can be earned in the period from August 1, 2005 through July 31, 2006. We will record any such contingent consideration as compensation expense in the period it becomes issued or issuable. We have included the results of X/Net in our results of operations from the date of the acquisition. For accounting purposes, we treated the acquisition as if it had occurred on August 1, 2004. Accordingly, our consolidated results of operations for the year ended December 31, 2004 include five months of operating results for X/Net.

          On May 16, 2004, we purchased a business unit from vMoksha Technologies, Private Limited, an Indian-based provider of software development, programming, infrastructure development and related services. This business unit consisted of a development center in Pune, India that had been previously provided software development, programming and other related services to S1. We believe this acquisition will reduce our costs and allow us to have greater control over the quality of the development efforts undertaken. We paid cash consideration of approximately $1.2 million for the business unit. We have included the results of the business in our consolidated results of operations from the date of acquisition. In connection with this acquisition, we acquired approximately 240 employees. For accounting purposes, we treated the acquisition as if it had occurred on May 16, 2004. Accordingly, our consolidated results of operations for the year ended December 31, 2004 include approximately seven and a half months of operating results for the business unit.

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

          Under the terms of the acquisition agreements for Regency and Point, we issued common stock and paid cash to the sellers and paid direct acquisition costs, including principally advisory, legal and accounting fees. The values of the common shares issued were determined based on the average market price of our common shares over the two-day trading period before and the two-day trading period after the respective acquisition agreements were signed, less the costs to register the securities. We calculated the purchase price for Regency and Point as follows (in thousands, except share data):

	Regency	Point
Acquisition date	February 14, 2002	March 27, 2002

Common shares issued	400,561	1,073,986

Value of common shares issued	$6,051	$16,716
Cash consideration	6,478	500
Direct acquisition costs	70	634

Total purchase price	$12,599	$17,850

          The entire Regency, Mosaic, X/Net and vMoksha businesses and the operations of the Point business that are focused on financial institutions are included in financial institutions segment. The remaining Point operations (those that are not focused on financial institutions) are included in the Edify segment. We allocated the goodwill and customer relationship assets associated with the Point acquisition between the financial institutions and Edify segments based on the completion of an independent appraisal. The amounts of the Regency and Point purchase prices allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The projects under development at the time of the acquisitions were completed during the estimated time lines and within anticipated costs.

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

	Mosaic	X/Net	vMoksha	Point	Regency
Current assets	$10,553	$18	$87	$6,664	$1,027
Property and equipment	594	—	433	552	250
Other non-current assets	300	—	—	—	31
Developed technology (1)	6,100	600	—	2,200	2,600
In-process research and development (2)	—	—	—	150	200
Customer relationship assets (3)	4,900	200	—	1,500	3,900
Goodwill	20,136	4,008	888	12,754	8,623
Current liabilities	(4,537)	(743)	(210)	(5,970)	(3,989)
Non-current liabilities	(61)	—	—	—	(43)

Total purchase price	$37,985	$4,083	$1,198	$17,850	$12,599

(1)	Developed technology for Mosaic, X/Net, Point and Regency has an estimated useful life of five years.

(2)	We expensed in-process research and development immediately upon closing the acquisitions.

(3)	Customer relationship asset for Mosaic and Regency has a useful life of ten years and for X/Net and Point, it has an estimated useful life of five years.

          We did not present proforma results of operations for these acquisitions because their effect was not significant, individually or in the aggregate.

4.	Discontinued Operations

          On November 1, 2004, we completed the sale of our wholly-owned subsidiary, Davidge Data Systems, a component of our financial institutions segment. We have accounted for the disposal of Davidge as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, Davidge results for current and prior year periods are presented in the discontinued operations section of the consolidated statement of operations.

          Under the terms of the agreement, we received approximately $12.9 million in cash. We recorded a gain of $8.6 million, net of tax in 2004. We recorded expenses of approximately $1.4 million in connection with the sale including legal fees and employee severance payments. Our consolidated balance sheet for December 31, 2004 includes approximately $0.3 million of net current liabilities relating to the sale of the Davidge business.

          Revenues and loss from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004(1)
Revenues	$8,132	$4,963	$5,650

Loss from discontinued operations	$(1,619)	$(8,076)	$(1,148)
Gain on disposal of discontinued operations	—	—	9,254
Income tax expense	—	—	(695)

(Loss) income from discontinued operations	$(1,619)	$(8,076)	$7,411

(1)	Ten months ended October 31, 2004 prior to sale

          Assets and liabilities of the discontinued operations as of October 31, 2004 were as follows (in thousands):

Current assets	$1,794
Property and equipment	280
Goodwill	346
Current liabilities	(196)

Net assets of discontinued operations	$2,224

5.	Investments

          We had short-term investments at December 31, 2003 and 2004 of $87.5 million and $65.2 million, respectively. The fair value of our short-term investments was not significantly different from their carrying values at December 31, 2003 and 2004. At December 31, 2002, we had investments with a remaining maturity that exceeded one year (included in other assets) of $3.7 million. Certain of our investments are made with financial institutions that are also our customers. These investments, consisting of approximately $5.1 million at December 31, 2003 are made at market rates in arms-length transactions.

6.	Accounts Receivable

          Accounts receivable include unbilled receivables of approximately $13.3 million at December 31, 2003 and $20.5 million at December 31, 2004. Unbilled receivables generally represent revenue recognized on contracts for which billings have not been presented to the customers under the terms of the contracts at the balance sheet dates.

7.	Property and Equipment

          Property and equipment consist of the following:

	December 31,
	2003	2004
	(in thousands)
Leasehold improvements	$11,623	$9,986
Furniture and fixtures	6,542	6,959
Computer equipment	22,411	22,536
Software	8,663	10,641

	49,239	50,122
Accumulated depreciation	(33,578)	(34,972)

	$15,661	$15,150

8.	Goodwill and Other Intangible Assets

          At December 31, 2004, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(in thousands)
Purchased and acquired technology	$19,489	$(6,310)
Customer relationships	12,600	(3,013)

Total	$32,089	$(9,323)

          We recorded amortization expense of $17.5 million, $5.7 million and $3.5 million during the years ended December 31, 2002, 2003 and 2004, respectively. Amortization of acquired technology excluded from cost of license was $10.1 million, $3.7 million and $2.5 million for the years ended December 31, 2002, 2003 and 2004, respectively. We estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2005	2006	2007	2008	2009
Financial institutions business segment	$4,931	$4,931	$3,990	$3,165	$2,200

          The changes in the carrying value of our goodwill for the year ended December 31, 2004 are as follows:

	Financial
	Institutions	Edify	Total
	(in thousands)
Balance, January 1, 2004	$88,576	$4,886	$93,462
Acquisitions	25,032	—	25,032
Utilization of acquisition related income tax benefits	(449)	—	(449)
Sale of subsidiary	(346)	—	(346)

Balance, December 31, 2004	$112,813	$4,886	$117,699

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

9.	Merger Related and Restructuring Costs

          Components of merger related and restructuring costs are as follows:

	2002	2003	2004
	(in thousands)
Merger related costs	$1,683	$(1,312)	$—
Restructuring costs	734	21,170	—

	$2,417	$19,858	$—

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

          In 2004, we adjusted our restructuring reserves as we re-occupied certain office space, re-hired certain employees who were previously terminated and adjusted our estimates based on sublease assumptions for certain vacant office space.

          The restructuring charges and their utilization as of December 31, 2002, 2003 and 2004 and for the years then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total
Balance, December 31, 2001	$78	$10,716	$560	$11,354

2002 restructuring charge	—	734	—	734
Amounts utilized through December 31, 2002	—	(4,726)	(252)	(4,978)

Balance, December 31, 2002	78	6,724	308	7,110

2003 restructuring charge	6,461	7,492	7,217	21,170
Amounts utilized through December 31, 2003	(5,595)	(3,904)	(7,007)	(16,506)

Balance, December 31, 2003	944	10,312	518	11,774

Amounts utilized through December 31, 2004	(488)	(2,989)	(171)	(3,648)
Change in estimate	(456)	803	(347)	—

Balance, December 31, 2004	$—	$8,126	$—	$8,126

          The remaining restructuring reserve at December 31, 2004 relates to future rent expense for vacated facilities, net of sublease income, and other costs. We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $8.1 million, of which we anticipate to pay approximately $3.3 million within the next twelve months. The leases expire on various terms through 2011.

10.	Accrued Other Expenses

          Accrued other expenses consists of the following:

	December 31,
	2003	2004
	(in thousands)
Accrued service fees payable	$1,720	$3,395
Accrued merger related costs	2,407	2,105
Sales and income taxes payable	1,675	3,281
Accrued contract losses	3,959	666
Accruals for loss contingencies	4,500	—
Other	8,465	7,922

	$22,726	$17,369

11.	Commitments and Contingencies

     Lease commitments

          We lease office facilities and computer equipment under non-cancelable operating lease agreements, which expire at various dates through 2023. Total rental expense under these leases was $16.1 million, $12.2 million, and $12.4 million in 2002, 2003 and 2004, respectively.

          Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements are as follows (in thousands):

	Operating Lease	Sublease	Net Lease
	Commitments	Income	Commitments
2005	$15,324	(2,215)	$13,109
2006	11,196	(1,966)	9,230
2007	8,691	(1,632)	7,059
2008	7,352	(1,601)	5,751
2009	6,054	(1,344)	4,710
Thereafter	12,155	(2,520)	9,635

	$60,772	$(11,278)	$49,494

          In connection with the lease on our corporate offices, we issued to our landlord a standby letter of credit in the amount of $6 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline. At December 31, 2004, there were no drawings outstanding under the letter of credit. Additionally, we have issued letters of credit in the aggregate amount of $0.9 million to guarantee certain obligations for other leased facilities.

          Property and equipment as of December 31, 2003 includes computer equipment under capital lease with original cost and accumulated depreciation of approximately $5.1 million and $3.8 million, respectively. Property and equipment as of December 31, 2004 includes computer equipment under a capital lease with original cost and accumulated depreciation of approximately $4.5 million and $1.4 million, respectively. Future minimum annual lease payments for the capital lease as of December 31, 2004 are as follows (in thousands):

2005	1,665
2006	1,122
2007	519

$3,306
Less amount representing interest	(211)

3,095
Less current portion	(1,523)

Long-term capital lease obligations	$1,572

     Contractual commitments

          In the normal course of business, we enter into contracts with vendors. Some of these contracts include provisions for fixed or minimum purchase quantities. At December 31, 2004, our payment obligations under these contracts are $5.8 million for 2005, $1.0 million for 2006 and $0.3 million for 2007.

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

          While we do not believe that the above matter or any other pending litigation will be material to our financial position or result of operations, there can be no assurance on the ultimate outcome of this matter. An adverse judgment or settlement could be material to our financial position and results of operations.

12.	Income Taxes

          (Loss) income from continuing operations before income taxes consists of the following:

	2002	2003	2004
	(in thousands)
U.S. operations	$(5,388)	$3,751	$20,775
Foreign operations	(12,160)	(33,564)	(11,226)

	$(17,548)	$(29,813)	$9,549

          Income tax (benefit) expense from continuing operations is summarized as follows:

	2002	2003	2004
		(in thousands)
Current:
Federal	$—	$96	$430
Foreign	252	13	349
State	25	47	162

Total current	$277	$156	$941

Deferred:
Federal	$—	$—	$—
Foreign	(3,047)	127	449
State	—	—	—

Total deferred	$(3,047)	$127	$449

Total income tax (benefit) expense	$(2,770)	$283	$1,390

          A reconciliation of the income tax (benefit) expense to the amount computed by applying the statutory federal income tax rate to the income (loss) from continuing operations before income tax benefit is as follows:

	2002	2003	2004
		(in thousands)
Income taxes at federal statutory rate of 35%	$(6,142)	$(10,435)	$3,342
State income tax (benefit) expense, net of federal benefit	(767)	(1,516)	105
(Decrease) increase in valuation allowance related to current year operations	(2,061)	4,432	(3,467)
Foreign operations tax rate differences	—	3,447	407
In-process R&D, goodwill amortization, tax assessments and other permanent items	6,200	4,355	1,003

Income tax (benefit) expense	$(2,770)	$283	$1,390

          The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2003 and 2004 are as follows:

	2003	2004
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$166,173	$159,100
Equity in net loss of affiliate	20,076	20,299
Accrued expenses	10,137	7,258
Deferred revenue	13,389	10,693
Tax credit carryforwards	7,175	6,872
Restructuring	3,744	2,937
Property and equipment depreciation	1,193	5,598

Total gross deferred income tax assets	221,887	212,757
Valuation allowance for deferred income tax assets	(217,889)	(206,241)

Total deferred income tax assets	3,998	6,516

Deferred income tax liabilities
Identifiable intangibles	3,998	6,512
Other	—	4

Total gross deferred income tax liabilities	3,998	6,516

Net deferred income taxes	$—	$—

          We recognize deferred income tax assets and liabilities for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. We then establish a valuation allowance to reduce the deferred income tax assets to the level at which we believe it is more likely than not that the tax benefits will be realized. Realization of the tax benefits associated with deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) future taxable income that will result from the reversal of existing taxable temporary differences and (2) future taxable income generated by future operations. Because of the uncertainties with respect to our ability to achieve and sustain profitable operations in the future, we have recorded a valuation allowance to offset substantially all of our net deferred income tax assets.

          At December 31, 2004, we had domestic and foreign net operating loss carryforwards and tax credit carryforwards of approximately $331.5 million, $106.1 million and $7.5 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2024 unless utilized. The foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2021. Our domestic net operating loss carryforwards at December 31, 2004 include $208.5 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The acquisitions described in Note 3 created ownership changes for federal income tax purposes. The result of an ownership change is to limit a company’s ability to utilize its net operating loss and credit carryforwards based on the valuation of the company. Due to the value of the companies at the time of their respective ownership changes, the limitation of net operating loss and credit carryforwards is not expected to be meaningful.

          During 1999, we acquired FICS, which resulted in establishing non-goodwill intangible assets of $48.0 million. These identifiable intangibles created a $19.2 million deferred tax liability. We acquired net operating loss carryforwards in the FICS transaction of approximately $45.3 million. We established a valuation allowance relating to the FICS carryforwards that resulted in the recording of a net deferred tax liability of $15.3 million as a result of the acquisition. Amortization of the FICS non-goodwill intangible assets resulted in a deferred tax benefit of $3.7 million in 2002. As the benefit from the FICS net operating loss carryforwards was realized, we reduced goodwill recorded in connection with the FICS transaction and increased deferred tax expense. During 2004 and 2003, we reduced goodwill $0.4 million and $0.1 million, respectively, in connection with the realization of these tax benefits.

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

          S1 has authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,150 have been designated as series E convertible preferred stock. At December 31, 2004, there were 749,064 shares of series B convertible preferred stock outstanding. As of December 31, 2004, series A, series C, series D and series E shares have been converted to common stock or cancelled.

          Series B preferred stock are non-cumulative and the terms of all series of preferred stock provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of S1. Except as described below, series B are nonvoting shares. Series B holders are entitled to vote as a single class on the following matters:

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

          On December 23, 1999, we granted a fully-vested, immediately exercisable warrant to purchase 84,994 shares of S1 common stock at $80.00 per share in connection with a pilot project and distribution agreement between a third party and a subsidiary of S1. The fair value of the warrant was expensed over the term of the agreement that was approximately 60 days. We recorded expense of $715,000 in 1999 and $4.6 million 2000. The warrant expired on December 23, 2004.

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

          In October 2003, our board of directors approved a $15.0 million stock repurchase program to offset dilution of our common stock from shares granted under our employee stock option plans. This program was funded from available cash and short-term investments. As of December 31, 2004, we had repurchased 1,492,000 shares of our common stock at a cost of $11.6 million under this program. As of December 31, 2004, we are authorized to purchase an additional $3.4 million of our common stock at market prices.

15.	Stock Option and Purchase Plans

          We maintain certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 17,561,921 shares of S1 common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year terms and generally vest and become exercisable ratably over four years from the date of grant. At December 31, 2004, 3,018,242 shares were available for future grants under the plans.

          During 1999, we granted approximately 1,450,000 stock options that will fully vest at the end of five years with accelerated vesting based on the achievement of certain performance targets during fiscal years 1999 through 2002. Two performance goals were in place for each of these years. For each performance target achieved, 12.5% of the options vested in the year following the achievement of the target. Vesting related to performance targets not met may be earned in subsequent years. As of December 31, 2004, three performance goals had been met resulting in the vesting of 37.5% of the shares. The remaining 62.5% of the shares vested on January 1, 2005 in accordance with the stock option agreements.

          A summary of our stock options as of December 31, 2002, 2003 and 2004, and changes during the years ended on those dates is presented below:

	2002		2003		2004
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding at beginning of year	16,864	$14.74	18,390	$13.97	15,067	$12.00
Granted	6,707	13.99	2,598	3.80	2,520	8.10
Exercised	(1,095)	3.40	(1,322)	2.43	(922)	6.51
Forfeited/canceled	(4,086)	19.99	(4,599)	18.02	(2,121)	16.27

Outstanding at end of year	18,390	$13.97	15,067	$12.00	14,544	$11.05

Exercisable at end of year	7,138	$15.06	7,751	$15.37	8,200	$12.96

          The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding
		Weighted-		Options Exercisable
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price
$ 0.63 – 3.50	80	2.6	$2.52	79	$2.50
3.51 – 4.00	2,109	8.4	3.61	580	3.60
4.01 – 5.50	836	6.7	4.84	518	4.88
5.51 – 7.00	2,282	6.3	6.57	1,878	6.55
7.01 – 8.50	3,883	7.5	8.06	1,533	8.12
8.51 – 10.00	642	7.3	9.12	349	9.10
10.01 – 15.00	884	6.2	12.70	628	12.44
15.01 – 20.00	2,977	5.6	16.79	1,784	16.93
20.01 – 97.44	851	3.2	41.75	851	41.75

0.63 – 97.44	14,544	6.6	$11.05	8,200	$12.96

          For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $13.99, $3.80 and $8.10 and the per share weighed-average fair value was $11.59, $2.95 and $5.86 for stock options granted during 2002, 2003 and 2004, respectively.

          Under our employee stock purchase plan, each employee of S1 or a participating subsidiary that is employed at least twenty hours per week over a five-month period, was eligible to purchase S1 common stock at a discounted price. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under this plan are limited to 10% of an employee’s compensation or $500 per purchase period; whichever is lower. Under this plan, we issued 270,334 shares at an average price of $6.09 per share during 2002. At December 31, 2004, 2,121,349 common shares were reserved for future issuance under this plan. Effective January 1, 2003, we suspended the ESPP.

     Options granted in connection with acquisitions

          In connection with our acquisitions during 2002, we issued approximately:

•	100,000 new options to employees of Regency, and

•	300,000 new options to employees of Point.

     Stock option exchange program

          On June 8, 2001, we offered eligible employees the opportunity to exchange outstanding stock options to purchase shares of our common stock that have an exercise price of $18.00 per share or more for new options under the S1 Corporation 1997 Employee Stock Option Plan. Through July 6, 2001, the expiration date of the exchange offer, we accepted for exchange and canceled 2,937,162 stock options from eligible employees. Eligible employees who were not senior managers received new options equal to the number of options exchanged. Senior managers received new options equal to the number of options exchanged multiplied by 0.75. To receive the new options, eligible employees who participated in this voluntary exchange program had to remain continuously employed by S1 or one of our consolidated subsidiaries from the date the options were tendered for exchange through the date we granted the new options. On January 8, 2002, which was the first business day that was at least six months and one day following the date we canceled the options accepted for exchange, we granted 2,410,613 new options to eligible employees at the fair market value at the date of grant. We did not record a charge for stock compensation expense as a result of this stock option exchange program. As of December 31, 2004, we are not considering any additional stock option exchange programs.

16.	Retirement Savings Plan

          We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the 401(k) plan may elect to contribute from 1% to 15% of his or her annual compensation to the plan. S1, at management’s discretion, may make matching contributions to the plan. Our matching contributions to the plan charged to expense for 2002 and 2003 were approximately $2.6 million and $1.1 million, respectively. We did not have any matching contributions during 2004.

17.	Segment Reporting, Geographic Disclosures and Major Customers

          We operate and manage S1 in two business segments: financial institutions, our core business segment, and the Edify business. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for small, mid-sized and large financial institutions worldwide, available as in-house or hosted solutions. The Edify business segment provides a variety of voice and speech recognition applications that help organizations globally in a wide range industries (including principally retail, telecommunications and travel) increase customer retention through automation and improved operational effectiveness.

          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the years ended December 31, 2002, 2003 and 2004. We do not use any asset-based metrics to measure the operating performance of our segments.

          We have entered into reseller arrangements between our operating segments to sell the Edify IVR product to financial institutions and the S1 CRM application to non-financial institutions. Under these arrangements, intercompany revenues and intercompany expenses are recorded in each operating segment. These revenues and expenses are eliminated in consolidation. The table below represents intercompany revenues recorded in each business segment.

	2002	2003	2004
Financial institutions	$—	$1,519	$164
Edify	3,136	1,843	1,994

The following table shows revenues from continuing operations by revenue type for our operating segments:

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total
	(in thousands)
Year Ended December 31, 2002:
Financial institutions	$66,855	$40,873	$93,588	$37,230	$1,274	$239,820
Edify	21,910	17,303	8,140	—	—	47,353
Eliminations	(62)	(1,250)	(1,824)	—	—	(3,136)

Total	$88,703	$56,926	$99,904	$37,230	$1,274	$284,037

Year Ended December 31, 2003:
Financial institutions	$54,893	$43,697	$77,165	$42,288	$2,910	$220,953
Edify	7,745	16,403	5,872	—	7	30,027
Eliminations	(988)	(2,179)	(195)	—	—	(3,362)

Total	$61,650	$57,921	$82,842	$42,288	$2,917	$247,618

Year Ended December 31, 2004:
Financial institutions	$37,151	$45,880	$83,677	$37,354	$2,291	$206,353
Edify	13,191	18,533	5,124	—	—	36,848
Eliminations	(649)	(1,440)	(69)	—	—	(2,158)

Total	$49,693	$62,973	$88,732	$37,354	$2,291	$241,043

          The following table shows results from continuing operations for our operating segments:

	Year Ended December 31, 2002
	Financial
	Institutions	Edify	Eliminations	Total
		(in thousands)
Revenues	$239,820	$47,353	$(3,136)	$284,037
Operating expenses:
Direct costs	97,288	20,773	(3,136)	114,925
Selling and marketing	38,926	18,575	—	57,501
Product development	42,784	8,151	—	50,935
General and administrative	31,381	5,670	—	37,051
Depreciation	21,194	1,231	—	22,425
Merger related and restructuring costs	1,683	734	—	2,417
Acquired in-process research and development	350	—	—	350
Amortization of acquisition intangible assets	15,943	1,517	—	17,460

Total operating expenses	249,549	56,651	(3,136)	303,064

Segment operating loss	$(9,729)	$(9,298)	$—	$(19,027)

	Year Ended December 31, 2003
	Financial
	Institutions	Edify	Eliminations	Total
		(in thousands)
Revenues	$220,953	$30,027	$(3,362)	$247,618
Operating expenses:
Direct costs	95,115	17,218	(3,362)	108,971
Selling and marketing	27,366	11,392	—	38,758
Product development	39,275	5,873	—	45,148
General and administrative	26,506	4,365	—	30,871
Depreciation	15,863	654	—	16,517
Merger related costs and restructuring charges	15,599	4,259	—	19,858
Amortization and impairment of acquisition intangible assets	3,730	13,662	—	17,392

Total operating expenses	223,454	57,423	(3,362)	277,515

Segment operating loss	$(2,501)	$(27,396)	$—	$(29,897)

	Year Ended December 31, 2004
	Financial
	Institutions	Edify	Eliminations	Total
		(in thousands)
Revenues	$206,353	$36,848	$(2,158)	$241,043
Operating expenses:
Direct costs	86,521	13,735	(2,158)	98,098
Selling and marketing	25,921	11,129	—	37,050
Product development	43,695	6,011	—	49,706
General and administrative	26,950	4,443	—	31,393
Depreciation	9,350	876	—	10,226
Merger related costs and restructuring charges	—	—	—	—
Amortization and impairment of acquisition intangible assets	3,408	75	—	3,483

Total operating expenses	195,845	36,269	(2,158)	229,956

Segment operating income	10,508	579	$—	11,087

          Revenues from international customers were $80.2 million, $73.0 million and $48.6 million for the years ended December 31, 2002, 2003 and 2004, respectively.

          At December 31, 2003 and 2004, approximately $1.3 million and $2.2 million, respectively, of total property and equipment is located outside of the United States.

          For the years ended December 31, 2003 and 2002, we had two major customers in the financial institutions segment (defined as those customers who individually contribute more than 10% of total revenues). We derived 27%, 21%, and 23% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the years ended December 31, 2002, 2003 and 2004, respectively.

          The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 18% and 20% of our revenues from the financial institutions segment during the years ended December 31, 2002 and 2003, respectively.

          In March 2003, we amended the terms of our data center arrangement with Zurich to shorten the term over which revenue will be recognized and payments received. Revenue from the data center contract, which would have been recognized ratably throughout 2003 and 2004, was recognized in the first six months of 2003. Associated direct costs were accelerated over the same period.

          During the six months ended June 30, 2003, we reported data center revenue of $8.6 million for data center services provided to Zurich. There is no remaining data center revenue to record from Zurich after the quarter ended June 30, 2003. Total costs associated with Zurich were approximately $2.6 million, including cost of goods sold and depreciation and does not include any allocation of management or administration expenses during the six months ended June 30, 2003.

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

     Yodlee, Inc.

          As a result of our sale of VerticalOne to Yodlee in January 2001, we own approximately 27% of Yodlee at December 31, 2004. In 2004, we invested an additional $1.5 million in Yodlee. The chairman of our board of directors is also a director of Yodlee. In connection with the sale, we entered into the following agreements with Yodlee:

•	a sales representation (and OEM) agreement;

•	a data center agreement; and

•	a facilities sublease, which expired in 2001.

          Under the terms of the OEM agreement, we are a non-exclusive reseller of Yodlee’s aggregation service. In connection with this arrangement, we made a nonrefundable prepayment of $10.0 million to Yodlee, which we included as part of our loss on the sale of VerticalOne. Subject to certain conditions, (i) we may sell Yodlee’s aggregation service directly to certain of our customers and retain 100% of the fees or (ii) we may assist Yodlee with the sale of its aggregation service to one of its customers in return for 50% of their fees. The OEM agreement expires in July 2005. During 2002, 2003 and 2004, we received $0.1 million, $0.1 million and $0.1 million from Yodlee under this agreement, respectively.

          Under the data center agreement, we agreed to provide Yodlee with certain data center services for a fee. During 2002, 2003 and 2004, we provided data center services in the amount of $0.3 million, $0.5 million and $0.4 million, respectively. The original term of the data center agreement ended in January 2003, but is renewed annually in January. At December 31, 2003 and 2004, we had receivables from Yodlee of approximately $0.1 million and $0.1 million, respectively, for services performed under this agreement.

19.	Net Income (Loss) Per Share

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

          Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of our net losses in 2002 and 2003, the issuance of additional shares of common stock through the exercise of stock options or upon the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our net loss per share for that period.

	2002	2003	2004
	(In thousands, except per share data)
Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(14,778)	$(30,096)	$8,159
Amount allocated to participating preferred stockholders	—	—	(122)

(Loss) income from continuing operations available to common stockholders - basic	$(14,778)	$(30,096)	$8,037

Weighted average common shares outstanding	67,725	69,872	70,613
Basic (loss) earnings from continuing operations per share	$(0.22)	$(0.43)	$0.12

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(14,778)	$(30,096)	$8,159
Amount allocated to participating preferred stockholders	—	—	(122)

(Loss) income from continuing operations available to common stockholders - diluted	$(14,778)	$(30,096)	$8,037

Weighted average common shares outstanding	67,725	69,872	70,613
Weighted average effect of common stock equivalents:
Stock options	2,636	940	2,517
Convertible preferred stock	3,956	1,534	—

Weighted average diluted shares outstanding	74,317	72,346	73,130
Diluted earnings from continuing operations per share	$(0.22)	$(0.43)	$0.11

20. Quarterly Financial Information (Unaudited)

     The following table shows selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2003 and 2004. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003(2)	2003(3)	2003(3)	2003(4)	2004	2004	2004	2004
	(in thousands, except per share data)
Revenues	$63,692	$66,143	$57,360	$60,423	$56,114	$59,392	$60,310	$65,227
Gross margin (1)	32,303	37,155	32,660	36,529	32,574	34,549	36,108	39,714
Operating (loss) income	(28,756)	(5,438)	(2,303)	6,600	1,484	1,571	3,802	4,230
(Loss) income from continuing operations	(28,629)	(5,929)	(2,143)	6,605	1,071	817	3,347	2,924
Discontinued operations:
Loss from operations of discontinued Operations, net of tax	(660)	(474)	(2,217)	(4,725)	(627)	(197)	(128)	(196)
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—	—	8,559

Net (loss) income	(29,289)	(6,403)	(4,360)	1,880	444	620	3,219	11,287

(Loss) earnings per share:
Basic:
Continuing operations	$(0.41)	$(0.08)	$(0.03)	$0.09	$0.02	$0.01	$0.05	$0.04
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.06)	(0.01)	0.00	0.00	0.12

Net (loss) income per common share – basic	$(0.42)	$(0.09)	$(0.06)	$0.03	$0.01	$0.01	$0.05	$0.16

Diluted:
Continuing operations	$(0.41)	$(0.08)	$(0.03)	$0.09	$0.01	$0.01	$0.05	$0.04
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.06)	0.00	0.00	0.00	0.11

Net income per common share - diluted	$(0.42)	$(0.09)	$(0.06)	$0.03	$0.01	$0.01	$0.05	$0.15

(1)	Gross margin is derived from our statements of operations as total revenues less cost of software licenses, cost of professional services, support and maintenance, cost of data center and cost of other revenue. Cost of revenues exclude charges for depreciation of property and equipment and amortization of purchased technology.

(2)	Our operating loss, net loss and net loss per common share for the quarter ended March 31, 2003 reflect an impairment charge of $11.7 million and a restructuring charge of $8.1 million.

(3)	Our operating loss, net loss and net loss per common share for the quarters ended June 30, 2003 and September 30, 2003, reflect restructuring charges of $8.4 million and $4.1 million, respectively.

(4)	Our operating loss, net loss and net loss per common share for the quarter ended December 31, 2003 include a $4.5 million charge for loss contingencies.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	Balance	Additions
	at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
	of period	expenses	accounts		Deductions		period
Description			(in thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts	$8,083	7,756	505	(2)	8,743	(1)	$7,601
Valuation allowance for deferred taxes	$200,618	(1,495)	10,407	(3)	—		$209,530

Year ended December 31, 2003
Allowance for doubtful accounts	$7,601	6,063	—		8,558	(1)	$5,106
Valuation allowance for deferred taxes	$209,530	7,258	1,101	(3)	—		$217,889

Year ended December 31, 2004:
Allowance for doubtful accounts	$5,106	421	775	(2)	1,597	(1)	$4,705
Valuation allowance for deferred taxes	$217,889	(3,467)	(8,181	) (3)	—		$206,241

(1)	Accounts deemed to be uncollectible and written off during the year.

(2)	Allowances related to companies acquired.

(3)	Allowances related to companies acquired, stock option expense and change in estimation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

Item 9A. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company’s management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

     Management excluded X/Net Associates, Inc. and Mosaic Software Holdings and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. X/Net Associates, Inc. and Mosaic Software Holdings and its subsidiaries are wholly-owned subsidiaries whose total assets represent 1.39% and 12.74%, respectively, and whose total revenues represent 0.15% and 1.58%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Item 9B. Other Information.

     None

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

     The following table provides information with respect to compensation plans under which equity securities of S1 Corporation are authorized for issuance to employees, non-employee directors and others as of December 31, 2004:

	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,505,615	$6.09	3,018,242
Equity compensation plans not approved by shareholders	10,038,064	13.28	—

Total	14,543,679	$11.05	3,018,242

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

     (3) The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit
No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Certificate of Designations for S1’s Series D Convertible Preferred Stock (filed as Exhibit 3 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

3.6	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference).

3.7	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 4.7 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.3	Specimen certificate for S1’s Series D Convertible Preferred Stock (filed as Exhibit 4 to S1’s Current Report on Form 8-K filed with the SEC on June 7, 2000 and incorporated herein by reference).

4.4	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference).

Exhibit
No.	Exhibit Description
10.1	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.2	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

10.4	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

10.5	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*

10.6	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.7	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.9	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.10	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Employment Agreement, entered into as of April 27, 2001, by and between S1 and Jaime Ellertson (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.12	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.13	S1 Corporation 2003 Stock Option Plan (filed as Attachment A to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18,2003 and incorporated herein by reference).*

10.14	Stock Purchase Agreement By and Among S1 Corporation, Davidge Data Systems Corp. and GL Consultants, Inc. Dated as of October 20, 2004 (filed as Exhibit 99 to S1’s Current Report on Form 8-K filed with the SEC on October 25, 2004 and incorporated herein by reference).

Exhibit
No.	Exhibit Description
10.15	Share Purchase Agreement, dated November 6, 2004, among several persons listed in Schedule I thereto and S1 Corporations (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on November 16, 2004 and incorporated herein by reference).

10.16	Description of Arrangement for Directors Fees.

21	Subsidiaries of S1.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

*	Management contract or compensatory plan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2005.

S1 CORPORATION

By:	/s/ Jaime W. Ellertson

Jaime W. Ellertson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2005.

Name	Title
/s/ Jaime W. Ellertson Jaime W. Ellertson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Matthew Hale Matthew Hale	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James S. Mahan, III James S. Mahan, III	Chairman of the Board

/s/ David C. Hodgson David C. Hodgson	Director

/s/ M. Douglas Ivester M. Douglas Ivester	Director

/s/ Gregory J. Owens Gregory J. Owens	Director

Howard J. Runnion, Jr.	Director

/s/ John W. Spiegel John W. Spiegel	Director