Form 10-Q
period 2005-03-31
S1 CORP /DE/
filed 2005-05-09
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

          Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

          Shares of common stock outstanding as of May 5, 2005:   70,163,613

S1 CORPORATION AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MARCH 31, 2005

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$40,531	$43,223
Short-term investments	58,913	65,248
Accounts receivable, net	68,817	61,216
Prepaid expenses	5,967	6,113
Other current assets	4,841	5,485

Total current assets	179,069	181,285
Property and equipment, net	14,633	15,150
Intangible assets, net	21,533	22,766
Goodwill, net	117,786	117,699
Other assets	3,416	3,981

Total assets	$336,437	$340,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,374	$6,253
Accrued compensation and benefits	8,893	14,269
Accrued restructuring	3,001	3,337
Accrued other expenses	13,603	17,369
Deferred revenues	41,687	33,302
Current portion of capital lease obligation	1,459	1,523

Total current liabilities	74,017	76,053
Capital lease obligation, excluding current portion	1,269	1,572
Accrued restructuring, excluding current portion	4,315	4,789
Other liabilities	3,204	3,471

Total liabilities	82,805	85,885

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	742	742
Additional paid-in capital	1,914,190	1,913,913
Common stock held in treasury – at cost	(23,234)	(21,593)
Accumulated deficit	(1,645,427)	(1,646,147)
Accumulated other comprehensive loss	(2,639)	(1,919)

Total stockholders’ equity	253,632	254,996

Total liabilities and stockholders’ equity	$336,437	$340,881

Preferred shares issued and outstanding	749,064	749,064

Common shares issued and outstanding	74,207,073	74,152,529

Common stock held in treasury	3,774,021	3,544,111

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Software licenses	$13,246	$11,601
Support and maintenance	17,875	15,064
Professional services	21,317	19,349
Data center	9,664	9,110
Other	312	990

Total revenues	62,414	56,114

Operating expenses:
Cost of software licenses	801	1,365
Cost of professional services, support and maintenance	19,980	16,901
Cost of data center	4,203	4,374
Cost of other revenue	169	900
Selling and marketing	9,795	8,064
Product development	13,801	13,664
General and administrative	8,808	5,905
Depreciation	2,560	2,621
Amortization of other intangible assets	1,234	836

Total operating expenses	61,351	54,630

Operating income	1,063	1,484
Interest and other income, net	136	47

Income before income tax expense	1,199	1,531
Income tax expense	(479)	(460)

Income from continuing operations	720	1,071
Discontinued operations:
Loss from operations of discontinued operations, net of tax	—	(627)

Net income	$720	$444

Basic earnings per share:
Continuing operations	$0.01	$0.02
Discontinued operations	0.00	(0.01)

Net income per share	$0.01	$0.01

Diluted earnings per share:
Continuing operations	$0.01	$0.01
Discontinued operations	0.00	0.00

Net income per share	$0.01	$0.01

Weighted average common shares outstanding – basic	70,593,614	70,983,164
Weighted average common shares outstanding – fully diluted	72,494,535	73,073,801

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$720	$444
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,794	3,546
Provision for doubtful accounts receivable and billing adjustments	1,150	605
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable	(9,233)	(9,050)
Decrease (increase) in prepaid expenses and other assets	1,320	(969)
Decrease in accounts payable	(879)	(186)
Decrease in accrued expenses and other liabilities	(10,148)	(10,258)
Increase in deferred revenues	8,227	3,606

Net cash used in operating activities	(5,049)	(12,262)

Cash flows from investing activities:
Maturities of short-term investment securities	12,000	18,688
Purchases of short-term investment securities	(5,665)	(20,586)
Purchases of property, equipment and technology	(2,043)	(2,093)

Net cash provided by (used in) investing activities	4,292	(3,991)

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	277	269
Payments on capital lease obligations	(367)	(263)
Repurchase of common stock held in treasury	(1,641)	(4,541)

Net cash used in financing activities	(1,731)	(4,535)

Effect of exchange rate changes on cash and cash equivalents	(204)	(58)

Net decrease in cash and cash equivalents	(2,692)	(20,846)
Cash and cash equivalents at beginning of period	43,223	76,713

Cash and cash equivalents at end of period	$40,531	$55,867

Noncash investing and financing activities:
Property and equipment acquired through leases	$—	$615

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

          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2005 and our results of operations for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005. The data in the condensed consolidated balance sheet as of December 31, 2004 was derived from our audited consolidated balance sheet as of December 31, 2004, as presented in our Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation. Our operating results for the three months ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

     2. RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

          Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

          Recent accounting pronouncements

          On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. We will adopt SFAS No. 123R on January 1, 2006 using the “modified prospective” method.

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

          In the three months ended March 31, 2004 and 2005, we did not recognize any compensation expense relating to stock options. Had we determined compensation expense based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net income would have changed to the unaudited pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$720	$444
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,240)	(6,263)

Pro forma net loss	$(2,520)	$(5,819)

Basic and diluted net income (loss) per common share:
As reported – basic	$0.01	$0.01
As reported – diluted	0.01	0.01
Pro forma	(0.04)	(0.08)

          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.

          The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2005	2004
Expected volatility	88.7%	108.4%
Risk-free interest rate	3.9%	3.0%
Expected life	3.8 years	4.0 years

     3. DISCONTINUED OPERATIONS

          On November 1, 2004, we completed the sale of our wholly owned subsidiary, Davidge Data Systems, Inc., a component of our financial institutions segment. We have accounted for the disposal of Davidge as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, Davidge results for prior year periods are presented in the discontinued operations section of the consolidated statement of operations.

          Revenues and loss from discontinued operations are as follows (in thousands):

Three Months Ended
March 31,
2004
Revenues	$1,794

Loss from discontinued operations	$(627)

     4. GOODWILL AND OTHER INTANGIBLE ASSETS

          At March 31, 2005, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased and acquired technology	$19,489	$(7,215)
Customer relationships	12,600	(3,341)

Total	$32,089	$(10,556)

          We recorded amortization expense of $0.8 million and $1.2 million during the three months ended March 31, 2004 and 2005, respectively. We estimate aggregate amortization expense for 2005 and the next four calendar years to be as follows (in thousands):

	2005	2006	2007	2008	2009
Financial institutions business segment	$4,931	$4,931	$3,990	$3,165	$2,200

          The changes in the carrying value of our goodwill for the three months ended March 31, 2005 are as follows:

	Financial
	Institutions	Edify	Total
	(In thousands)
Balance, January 1, 2005	$112,813	$4,886	$117,699
Purchase price adjustment	178	—	178
Utilization of acquisition related income tax benefits	(91)	—	(91)

Balance, March 31, 2005	$112,900	$4,886	$117,786

     5. STOCKHOLDERS’ EQUITY

          In July 2002, our board of directors approved a $10.0 million stock repurchase program to enhance long-term shareholder value. We completed this program in January 2003. Under this program, we repurchased 2,051,862 shares of our common stock at a cost of $10.0 million and at an average price of $4.87 per share.

          In October 2003, our board of directors approved another $15.0 million stock repurchase program to offset the dilution of our common stock from shares granted under our employee stock option plans. This program was funded from available cash and short-term investments. During the first quarter of 2005, we repurchased 229,910 shares at a cost of $1.6 million. As of March 31, 2005, we had repurchased 1,722,159 shares of our common stock at a cost of $13.2 million under this program and at an average price of $7.69 per share. As of March 31, 2005, we are authorized to purchase an additional $1.8 million of our common stock at market prices.

          As of March 31, 2005, we hold 3,774,021 shares of our common stock in treasury at a cost of $23.2 million.

     6. COMPREHENSIVE INCOME

          The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$720	$444
Foreign currency translation adjustment	(686)	182
Unrealized loss on cash flow hedges	(34)	—

Comprehensive income	$—	$626

     7. DERIVATIVE FINANCIAL INSTRUMENTS

          We use derivative financial instruments to manage certain exposures to fluctuations in foreign currency to mitigate the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions with a series of foreign currency options. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments will be offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. We do not hold or issue derivative financial instruments for trading purposes.

          We entered into a long-term hosting agreement with a customer wherein S1 will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, during the quarter ended March 31, 2005, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract.

          The foreign currency options are designated as cash flow hedges and are deemed effective in the period ended March 31, 2005. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which a specific hedged transaction affects earnings.

          For the quarter ended March 31, 2005, we recorded a decrease in Accumulated Other Comprehensive Income (AOCI) of approximately $34,000 related to losses on the foreign currency cash flow hedge. The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by S1 during the applicable periods (in thousands):

Three Months
Ended
March 31, 2005
Accumulated derivative net loss as of January 1, 2005	$—
Net change in fair value of derivatives	(34)
Net losses reclassified from AOCI into earnings	—

Accumulated derivative net losses as of March 31, 2005	$(34)

          Financial instruments held as part of the hedging transaction discussed above are recorded at fair value based upon comparable market transactions as quoted by the broker. The fair value and carrying amount of the options totaled $245,000 as of March 31, 2005. The options have various maturity dates ranging from June 30, 2005 to March 31, 2009. Deferred currency option premiums are included in other assets.

     8. RESTRUCTURING CHARGES

          The restructuring reserves as of December 31, 2004 and March 31, 2005 and their utilization for the three months ended March 31, 2005 are summarized as follows:

Lease Costs
(In thousands)
Balance, December 31, 2004	$8,126
Amounts paid	(810)

Balance, March 31, 2005	$7,316

          We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $7.3 million, of which we anticipate to pay approximately $3.0 million within the next twelve months.

     9. CONTINGENCIES

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

     Warranties

          We typically warrant to our customers that our product will substantially conform to our current specifications for 90 days from the delivery date. We also defend our customers from third party actions claiming of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations.

10. SEGMENT REPORTING AND MAJOR CUSTOMERS

     We operate and manage S1 in two business segments: financial institutions, our core business segment, and the Edify business. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for small, mid-sized and large financial institutions and businesses interacting with these institutions worldwide, available as in-house or hosted solutions. The Edify business segment provides a variety of voice and speech recognition applications that help organizations globally in a wide range of industries (including retail, telecommunications and travel) increase customer retention through automation and improved operational effectiveness.

     We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three months ended March 31, 2005 and 2004. We do not use any asset-based metrics to measure the operating performance of our segments.

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

	Three Months Ended
	March 31,
	2005	2004
Financial institutions	$43	$56
Edify	537	600

     The following table shows revenues by revenue type for our operating segments:

	Three Months Ended March 31, 2005
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$55,478	$7,516	$(580)	$62,414
Operating expenses:
Direct costs	23,198	2,535	(580)	25,153
Selling and marketing	7,512	2,283	—	9,795
Product development	12,283	1,518	—	13,801
General and administrative	7,866	942	—	8,808
Depreciation	2,408	152	—	2,560
Amortization of other intangible assets	1,234	—	—	1,234

Total operating expenses	54,501	7,430	(580)	61,351

Segment operating income	$977	$86	$—	$1,063

	Three Months Ended March 31, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$47,365	$9,405	$(656)	$56,114
Operating expenses:
Direct costs	20,548	3,648	(656)	23,540
Selling and marketing	5,259	2,805	—	8,064
Product development	12,108	1,556	—	13,664
General and administrative	4,930	975	—	5,905
Depreciation	2,405	216	—	2,621
Amortization of other intangible assets	761	75	—	836

Total operating expenses	46,011	9,275	(656)	54,630

Segment operating income	$1,354	$130	$—	$1,484

     Currently, we have one major customer in the financial institutions segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 20% and 23% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended March 31, 2004 and 2005, respectively.

11. NET INCOME PER COMMON SHARE

     Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends. Net losses are not allocated to preferred stock, as there is no contractual obligation for the holders of the participating preferred stock to share in our losses. We excluded the preferred convertible stock from diluted earnings per share under the if-converted method because the effect is anti-dilutive.

     Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1.

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share data)
Basic earnings per share:
Income from continuing operations	$720	$1,071
Amount allocated to participating preferred stockholders	(11)	(16)

Income from continuing operations available to common stockholders – basic	$709	$1,055

Weighted average common shares outstanding	70,594	70,983
Basic earnings per share	$0.01	$0.02

Diluted earnings per share:
Income from continuing operations	$720	$1,071
Amount allocated to participating preferred stockholders	(11)	(16)

Income from continuing operations available to common stockholders – diluted	$709	$1,055

Weighted average common shares outstanding	70,594	70,983
Weighted average effect of common stock equivalents:
Stock options	1,901	2,091
Convertible preferred stock	—	—

Weighted average diluted shares outstanding	72,495	73,074
Diluted earnings per share	$0.01	$0.01

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

     We operate and manage S1 in two business segments: our core business in financial services and the Edify business in the voice/speech solutions market. We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers. Our solutions address the needs of small, mid-sized and large financial organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as from hosting revenue related to hosting applications sold to customers in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time. In discussions with our customers and investors, we use the term “subscription” as being synonymous with a term license. We intend to license Enterprise Platform Version 3, Lending, Foreign Exchange, Financial Reporting and Analytics and our suite of Community and Regional products and future versions as well as certain other applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract.

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

     Throughout 2004 and the first quarter of 2005, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. In 2003, we released for general availability additional applications for the S1 Enterprise Platform including: retail Internet banking, small business Internet banking and corporate cash management. The third major release of S1 Enterprise, in August 2004, added a number of new applications to the S1 Enterprise Platform, including S1 Enterprise Teller, S1 Enterprise Sales and Service Platform, S1 Enterprise Call Center, S1 Enterprise Voice (powered by Edify) and S1 Enterprise Analytics and for the first time, all the S1 Enterprise applications can be sold and delivered as an integrated product set. As of March 31, 2005, over 190 financial institutions have purchased one or more of our Enterprise applications.

     In the fourth quarter of 2004, we acquired Mosaic Software Holdings, Limited, a United Kingdom based provider of solutions that drive ATM/ point-of-sale and electronic payment networks. We believe the acquisition will add a leading financial transaction solution to S1’s suite of products and will enable S1 to offer financial services providers an ATM channel solution along with the S1 Enterprise integrated front-office suite. We paid cash consideration of $37.0 million upon the closing of the transaction and committed to pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic achieving certain financial metrics during its fiscal year ending May 31, 2005. Any additional consideration will be accounted for as additional purchase price and will increase the amount of goodwill associated with Mosaic in the period in which such payment becomes issued or issuable.

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

Comparison of the Three Months Ended March 31, 2005 and 2004

     Our results of operations for the three months ended March 31, 2005 included the acquired Mosaic business which was purchased during the fourth quarter of 2004 and the X/Net business which was purchased during the third quarter of 2004.

     Revenues. The following table sets forth our revenue data for the three months ended March 31, 2005 and 2004.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Quarter Ended March 31, 2005:
Core FI business	$11,415	$13,566	$20,521	$9,664	$312	$55,478
Edify	2,050	4,670	796	—	—	7,516
Eliminations	(219)	(361)	—	—	—	(580)

Total	$13,246	$17,875	$21,317	$9,664	$312	$62,414

Quarter Ended March 31, 2004:
Core FI business	$8,603	$10,921	$17,741	$9,110	$990	$47,364
Edify	3,306	4,431	1,668	—	—	9,406
Eliminations	(308)	(288)	(60)	—	—	(656)

Total	$11,601	$15,064	$19,349	$9,110	$990	$56,114

     Total revenues increased by $6.3 million, or 11%, to $62.4 million for the three months ended March 31, 2005 compared to $56.1 million for the same period in 2004. Our financial institutions segment generated revenues of $55.5 million for the quarter ended March 31, 2005 compared with $47.4 million for the same period in 2004. Revenues for our Edify business were $7.5 million for the three months ended March 31, 2005 compared with $9.4 million for the same period in 2004. The overall increase in revenues is primarily attributable to the revenues earned by the acquired Mosaic business, offset in part by a decline in revenues from our Edify business.

     Software license revenues for our financial institutions segment were $11.4 million for the three months ended March 31, 2005, an increase of $1.6 million from the same period in 2004 due to license revenues earned from the acquired Mosaic business, offset in part by a decline in perpetual license revenues in the existing business. In 2005, we intend to license Enterprise Platform Version 3, Lending, Foreign Exchange, Financial Reporting and Analytics and our suite of Community and Regional products and future versions as well as certain other applications primarily on a subscription basis. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 48 months whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period. Subscription license revenues recorded in the first quarter of 2005 and 2004 were $0.9 million and $0.3 million, respectively. These subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements into one periodic fee and typically do not transfer the right to use at the end of its initial term. During 2005, we expect to continue to recognize perpetual license revenue through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. As the ratio of subscription license sold increases, the amount of license revenue for any given period could decrease which could also decrease earnings. We believe the long term benefits of recurring subscription revenue outweigh any temporary impact on license revenue and earnings.

     Software license revenue of $2.1 million for our Edify business for the three months ended March 31, 2005 decreased $1.3 million from the same period in 2004. This decrease primarily resulted from lower volumes of direct sales due to turnover in the sales force. While we expect this decrease to be temporary, we expect Edify’s license revenues in 2005 to be lower than 2004 as the sales force rebuilds. Edify’s products are sold on a perpetual license model.

     Support and maintenance revenues for our financial institutions segment were $13.6 million for the three months ended March 31, 2005 as compared to $10.9 million for the same period in 2004. The increase is primarily attributable to support and maintenance fees earned from customers who purchased licenses during 2004 and support and maintenance fees earned from the acquired Mosaic business. We believe that support and maintenance revenues from our financial institutions segment will grow sequentially each quarter. However, as subscription licenses include the right to receive support and maintenance, growth in subscription licenses will tend to diminish support and maintenance revenues over time.

     Support and maintenance revenues for the Edify business were $4.7 million for the three months ended March 31, 2005, an increase of $0.2 million from the same period in 2004.

     Professional services revenues for our financial institutions segment were $20.5 million for the three months ended March 31, 2005, an increase of $2.8 million from the same period in 2004. This increase is principally attributable to the increase in professional services revenues from our largest customer and revenues from the acquired Mosaic business. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the projects.

     The Edify business recorded $0.8 million for professional services revenues during the first quarter of 2005, a decrease of $0.9 million from $1.7 million for the first quarter of 2004. This decrease is attributable to the increase in sales through partners where the partners provide the professional services to the customer.

     Data center revenues were $9.7 million for the three months ended March 31, 2005, an increase of $0.6 million from the same period in 2004. The increase resulted from increases in the number of hosted customers. As we add hosted customers on our S1 Enterprise products and our existing customer base grows, we expect data center revenues to increase on a sequential quarter basis throughout 2005.

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

     Direct Costs and Gross Margins. Direct costs increased by $1.6 million to $25.2 million for the three months ended March 31, 2005 from the same period in 2004. Overall gross margins were 60% and 58% for the three months ended March 31, 2005 and 2004, respectively. The overall increase in direct costs and gross margins is a result of revenues growing at a rate higher than direct costs.

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

     Software license costs for the Edify business decreased $0.4 million for the three month period ended March 31,

2005 versus the prior year period due to a reduction in license revenues and the associated cost.

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $20.0 million for the three months ended March 31, 2005, an increase of $3.1 million from $16.9 million for the same period in 2004. Costs associated with certain services projects that were accrued in 2003 were released in the first quarter of 2004 resulting in a $2.1 million reduction of expenses. Additionally, a portion of the first quarter 2005 increase was attributable to the acquired Mosaic business.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $0.2 million to $4.2 million for the three months ended March 31, 2005 from $4.4 million for same period in 2004. Gross margins for the data center increased from 52% in 2004 to 57% in 2005. Data center margins are expected to be between 55% and 58% for the remainder of 2005.

     Selling and Marketing Expenses. Total selling and marketing expenses increased by $1.7 million to $9.8 million for the three months ended March 31, 2005 from $8.1 million for the same period in 2004. This increase is primarily attributable to expenses related to the acquired Mosaic business.

     Product Development Expenses. Total product development expenses increased by $0.1 million to $13.8 million for the three months ended March 31, 2005 from $13.7 million for the same period in 2004. This increase is primarily attributable to an increase in product development headcount and the expenses related to the acquired Mosaic business, offset in part by a decrease in the use of outside contractors. As a percentage of revenues, product development expenses were 22% and 24% in the first quarter of 2005 and 2004, respectively. We expect this percentage to decrease in 2005.

     Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.

     General and Administrative Expenses. General and administrative expenses increased by $2.9 million to $8.8 million for the three months ended March 31, 2005 from $5.9 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 14% and 11% for the three months ended March 31, 2005 and 2004, respectively. The increase in general and administrative expenses is attributable to an increase in headcount and professional accounting fees related to compliance with the Sarbanes-Oxley Act of 2002, offset in part by a decrease in legal fees related to corporate development activities and litigation matters in which we were involved in 2004.

     Depreciation. Depreciation was $2.6 million for the each of the three month periods ended March 31, 2005 and 2004. We expect depreciation expense to be approximately $2.6 million each quarter for the remainder of 2005.

     Amortization of Other Intangible Assets. Amortization of other intangible assets increased $0.4 million to $1.2 million for the three months ended March 31, 2005 from $0.8 million for same period in 2004. Amortization expense is expected to be approximately $1.2 million each quarter for the remainder of 2005.

     Interest and Other Income, Net. Interest and other income net was $135,000 and $47,000 for the three months ended March 31, 2005 and 2004, respectively.

     Income Tax Expense. We recorded income tax expense of $0.5 million during each of the three month periods ended March 31, 2005 and 2004.

     Although we have fully reserved net deferred tax assets of approximately $206.2 million as of December 31, 2004 primarily related to our net operating loss carryforwards (NOLs) and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:

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

     We incurred foreign income tax expense in certain European countries in the first quarter of 2005 and 2004. In 2005 and 2004, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal NOLs. In 2005, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Approximately $0.1 million of our income tax expense in 2005 resulted from the release of the valuation allowance against pre-acquisition NOLs and does not represent anticipated cash taxes to be paid.

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

     Loss from discontinued operations. We recorded a loss from discontinued operations of $0.6 million in the first quarter of 2004 related to our Davidge operations which was sold in November 2004.

Liquidity and Capital Resources

  The following tables show information about our cash flows during the three months ended March 31, 2005 and 2004 and selected balance sheet data as of March 31, 2005 and December 31, 2004:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$5,664	$4,595
Change in operating assets and liabilities	(10,713)	(16,857)

Net cash used in operating activities	(5,049)	(12,262)
Net cash provided by (used in) investing activities	4,292	(3,991)
Net cash used in financing activities	(1,731)	(4,535)
Effect of exchange rates on cash and cash equivalents	(204)	(58)

Net decrease in cash and cash equivalents	$(2,692)	$(20,846)

	As of
	March 31, 2005	December 31, 2004
	(In thousands)
Cash and cash equivalents	$40,531	$43,223
Short term investments	58,913	65,248
Working capital	105,052	105,232
Total assets	336,437	340,881
Total stockholders’ equity	253,632	254,996

     Operating Activities. During the three months ended March 31, 2005, cash used in operations was $5.0 million compared to $12.3 million for same period in 2004. The improvement in net cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities and our improved operating results. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.

     Cash used in operations for the three months ended March 31, 2005 included the effects of:

•	our net income of $0.7 million;

•	non-cash charges of $3.8 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $1.2 million;

•	a decrease in accrued expenses and other liabilities of $10.1 million, approximately $4.7 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $9.2 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter; and

•	changes in other operating assets and liabilities of $8.7 million.

     Cash used in operations for the three months ended March 31, 2004 included the effects of:

•	our net income of $0.4 million;

•	non-cash charges of $3.5 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $0.6 million;

•	a decrease in accrued expenses and other liabilities of $10.3 million, including a $4.5 million payment for a settlement and approximately $3.0 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $9.1 million in accounts receivable due to the timing of billings and receipts of payment during the quarter; and changes in other operating assets and liabilities of $2.5 million

     Investing Activities. Cash provided investing activities was $4.3 million for the three months ended March 31, 2005 compared to cash used in investing activities of $4.0 million in the same period in 2004.

     In the first three months of 2005, we:

•	converted $6.3 million, net, from short-term investments to cash and cash equivalents; and

•	purchased $2.0 million of property and equipment.

     In the first three months of 2004, we:

•	converted $1.9 million, net, from cash and cash equivalents to short-term investments; and

•	purchased $2.1 million of property and equipment.

     In connection with the acquisition of Mosaic, we agreed to pay additional consideration of $15.0 million if certain financial metrics were achieved. At March 31, 2005, the achievement of these metrics is likely and we expect to make this payment in the third quarter of 2005.

     Financing Activities. Cash used in financing activities was $1.7 million for the three months ended March 31, 2005 compared to $4.5 million in same period in 2004.

     In the first three months of 2005 and 2004, we received $0.3 million from the sale of common stock under our employee stock option plans. We paid $0.4 million and $0.3 million, respectively, for capital lease obligations in the three months ended March 31, 2005 and 2004. In the first quarter of 2005 and 2004, we repurchased $1.6 million and $4.5 million, respectively, of our common stock.

     In October 2003, our board of directors approved a $15.0 million stock repurchase program. Purchases under this program have been funded from available cash and cash equivalents. Through March 31, 2005, we had repurchased 1.7 million shares of our common stock for $13.2 million under this program. We completed this stock repurchase program in the second quarter of 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company’s 2004 Annual Report on Form 10-K. With the exception of the long term contract described below, there have been no significant changes in our market risk from December 31, 2004.

     In general we do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. We entered into a long-term hosting agreement with a customer wherein S1 will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, during the quarter ended March 31, 2005, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract. As of March 31, 2005, the fair value of these options was $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.

     As previously reported, S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2004 against S1 Corporation, Bank of America Corporation and Bank of America National Association. We believe that the plaintiff’s claims are not meritorious and intend to vigorously defend the suit. There can be no assurance on the ultimate outcome of this matter. An adverse judgment could be material to our financial position and results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Approximate Dollar Value
	Number of		Purchased as Part of	of Shares that May Yet Be
	Shares	Average Price	Publicly Announced Plans	Purchased Under the
	Purchased	Paid per Share	or Programs	Plans or Programs
January 1, 2005 to January 31, 2005	5,910	$8.02	5,910	$3,359,157
February 1, 2005 to February 28, 2005	10,000	$7.95	10,000	$3,279,682
March 1, 2005 to March 31, 2005	214,000	$7.08	214,000	$1,765,726

Total	229,910	$7.14	229,910	$1,765,726

     In October 2004, our board of directors approved a $15.0 million stock repurchase program. This program authorizes the repurchase of up to $15.0 million of our common stock to be purchased on the open-market subject to pre-defined purchase guidelines. There is no expiration date for this program.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

(b) Reports on Form 8-K.

     S1 filed the following Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”) during the quarter ended March 31, 2005:

     Current Report on Form 8-K filed with the SEC on March 3, 2005 and amended March 4, 2005 (date of report March 3, 2005) (regarding a press release and an analyst conference call related to fourth quarter of 2004 results and S1 and its operations).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 9, 2005.

S1 CORPORATION

By:	/s/ Matthew Hale

Matthew Hale
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)