Form 10-Q
period 2005-06-30
S1 CORP /DE/
filed 2005-08-09
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Shares of common stock outstanding as of August 3, 2005: 70,338,813

S1 CORPORATION AND SUBSIDIARIES
QUARTERLY PERIOD ENDED JUNE 30, 2005

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$49,981	$43,223
Short-term investments	52,619	65,248
Accounts receivable, net	64,011	61,216
Prepaid expenses	6,880	6,113
Other current assets	3,748	5,485

Total current assets	177,239	181,285
Property and equipment, net	13,792	15,150
Intangible assets, net	20,300	22,766
Goodwill, net	117,657	117,699
Other assets	3,126	3,981

Total assets	$332,114	$340,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,717	$6,253
Accrued compensation and benefits	8,372	14,269
Accrued restructuring	2,323	3,337
Accrued other expenses	11,279	17,369
Deferred revenues	41,814	33,302
Current portion of capital lease obligation	1,212	1,523

Total current liabilities	69,717	76,053
Capital lease obligation, excluding current portion	1,437	1,572
Accrued restructuring, excluding current portion	3,931	4,789
Other liabilities	3,083	3,471

Total liabilities	78,168	85,885

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	742	742
Additional paid-in capital	1,914,221	1,913,913
Common stock held in treasury – at cost	(25,000)	(21,593)
Accumulated deficit	(1,643,111)	(1,646,147)
Accumulated other comprehensive loss	(2,906)	(1,919)

Total stockholders’ equity	253,946	254,996

Total liabilities and stockholders’ equity	$332,114	$340,881

Preferred shares issued and outstanding	749,064	749,064

Common shares issued and outstanding	74,217,499	74,152,529

Common stock held in treasury	4,053,886	3,544,111

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2005	2004	2005	2004
Revenues:
Software licenses	$13,941	$9,349	$27,187	$20,950
Support and maintenance	17,544	16,191	35,419	31,255
Professional services	20,325	23,415	41,642	42,764
Data center	9,883	9,759	19,547	18,869
Other	344	678	656	1,668

Total revenues	62,037	59,392	124,451	115,506

Operating expenses:
Cost of software licenses	1,524	2,510	3,230	4,441
Cost of professional services, support and maintenance (1)	20,008	17,894	39,988	34,795
Cost of data center (1)	4,019	4,461	8,222	8,835
Cost of other revenue	94	548	263	1,448
Selling and marketing	11,507	9,030	21,302	17,094
Product development	12,714	13,614	26,515	27,278
General and administrative	7,598	7,094	16,406	12,999
Depreciation	2,554	2,475	5,114	5,096
Amortization of other intangible assets	328	195	657	465

Total operating expenses	60,346	57,821	121,697	112,451

Operating income	1,691	1,571	2,754	3,055
Interest and other income (expense), net	757	(753)	893	(706)

Income before income tax expense	2,448	818	3,647	2,349
Income tax expense	(556)	(1)	(1,035)	(461)

Income from continuing operations	1,892	817	2,612	1,888
Discontinued operations:
Loss from operations of discontinued operations, net of tax	(31)	(197)	(31)	(824)
Gain on disposal of discontinued operations, net of tax	455	—	455	—

Net income	$2,316	$620	$3,036	$1,064

Basic earnings per share:
Continuing operations	$0.03	$0.01	$0.04	$0.03
Discontinued operations	0.00	0.00	0.00	(0.01)

Net income per share	$0.03	$0.01	$0.04	$0.02

Diluted earnings per share:
Continuing operations	$0.03	$0.01	$0.04	$0.02
Discontinued operations	0.00	0.00	0.00	(0.01)

Net income per share	$0.03	$0.01	$0.04	$0.01

Weighted average common shares outstanding — basic	70,191,090	70,590,274	70,391,240	70,786,719
Weighted average common shares outstanding — fully diluted	70,872,560	73,553,854	71,570,373	73,293,175

(1)	Cost of professional services, support and maintenance and cost of data center excludes charges for depreciation
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,036	$1,064
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,580	6,889
Equity in net loss of affiliate	—	750
Provision for doubtful accounts receivable and billing adjustments	1,041	1,163
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable	(4,405)	(8,748)
Decrease (increase) in prepaid expenses and other assets	1,880	(30)
Decrease in accounts payable	(1,536)	(706)
Decrease in accrued expenses and other liabilities	(14,022)	(12,652)
Increase (decrease) in deferred revenues	8,329	(1,296)

Net cash provided by (used in) operating activities	1,903	(13,566)

Cash flows from investing activities:
Cash paid in connection with acquisition	—	(1,198)
Maturities of short-term investment securities	33,800	41,236
Purchases of short-term investment securities	(21,171)	(41,811)
Investment in equity method investee	—	(750)
Purchases of property, equipment and technology	(3,229)	(3,642)

Net cash provided by (used in) investing activities	9,400	(6,165)

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	309	1,777
Payments on capital lease obligations	(973)	(491)
Repurchase of common stock held in treasury	(3,407)	(5,369)

Net cash used in financing activities	(4,071)	(4,083)

Effect of exchange rate changes on cash and cash equivalents	(474)	(159)

Net increase (decrease) in cash and cash equivalents	6,758	(23,973)
Cash and cash equivalents at beginning of period	43,223	76,713

Cash and cash equivalents at end of period	$49,981	$52,740

Noncash investing and financing activities:
Property and equipment acquired through leases	$527	$1,249
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
          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2005 and our results of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005. The data in the condensed consolidated balance sheet as of December 31, 2004 was derived from our audited consolidated balance sheet as of December 31, 2004, as presented in our Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation. Given the broad geographic base of our operations covering numerous tax jurisdictions and the existence of net operating loss carryforwards and other tax benefits in some of these geographies but not all, combined with the uncertainty of which products will be sold in each jurisdiction while our income before income taxes for the year-to-date is close to breakeven, we cannot make a reliable estimate of the effective annual tax rate and consequently employ a discrete income tax provision methodology in our quarterly financial statements. Our operating results for the six months ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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
          In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Correction – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006 as required.
          Stock–based compensation
          We account for our stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123.” As such, we record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Additionally, if a modification is made to an existing grant, any related compensation expense is calculated on the date both parties accept the modification and recorded on the date the modification becomes effective. Otherwise, we do not record stock compensation expense when we grant stock options to S1 employees.
          In the three and six months ended June 30, 2005 and 2004, we did not recognize any compensation expense relating to stock options. Had we determined compensation expense based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net income would have changed to the unaudited pro forma amounts indicated below (dollars in thousands, except per share data);

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$2,316	$620	$3,036	$1,064
Deduct:Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,927)	(6,519)	(6,167)	(12,782)

Pro forma net loss	$(611)	$(5,899)	$(3,131)	$(11,718)

Basic and diluted net income (loss) per share:
As reported — basic	$0.03	$0.01	$0.04	$0.02
As reported — diluted	$0.03	$0.01	$0.04	$0.01
Pro forma	$(0.01)	$(0.08)	$(0.04)	$(0.17)

          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.
          The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2005	2004
Expected volatility	87.5%	105.4%
Risk-free interest rate	3.9%	3.4%
Expected life	3.8 years	4.0 years
          Reclassifications
          We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation.
          Short-term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. Short term investments also include certain auction rate securities that have been reclassified from cash and cash equivalents to short-term investments. Prior to December 31, 2004, we had classified these instruments as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. During 2004, based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified auction rate securities, previously classified as cash and cash equivalents, to short term investments in the consolidated balance sheets for prior periods in accordance with SFAS 95, “Statement of Cash Flows”. Additionally, we revised our statements of cash flows to reflect the maturities and purchases of short-term investment securities in cash flows from investing activities for the six months ended June 30, 2004 as follows (in thousands):
Consolidated Balance Sheet – June 30, 2004

	Previously		As
	Reported	Reclass	Reclassified
Cash and cash equivalents	$126,145	$(73,405)	$52,740
Short-term investments	14,647	73,405	88,052

Total	$140,792	$—	$140,792
Consolidated Statement of Cash Flow – Six Months Ended June 30, 2004

	Previously		As
	Reported	Reclass	Reclassified
Maturities of short-term investments securities	$22,313	$18,923	$41,236
Purchases of short-term investments securities	(22,834)	(18,977)	(41,811)

Net change	$(521)	$(54)	$(575)
     We also made reclassifications in our Form 10-K for the year ended December 31, 2004. The table below reflects the impact of the reclassification on S1’s consolidated financial statements (in thousands):
Consolidated Balance Sheet – December 31, 2003

	Previously
	Reported	Reclass	Revised
Cash and cash equivalents	$150,064	$(73,351)	$76,713
Short-term investments	14,126	73,351	87,477

Total	$164,190	$—	$164,190
Consolidated Statement of Cash flow – Year Ended December 31, 2003

	Previously
	Reported	Reclass	Revised
Maturities of short-term investments securities	$31,483	$8,650	$40,133
Purchases of short-term investments securities	(28,135)	(45,821)	(73,956)

Net change	$3,348	$(37,171)	$(33,823)
Consolidated Statement of Cash Flow – Year Ended December 31, 2002

	Previously
	Reported	Reclass	Revised
Maturities of short-term investments securities	$74,789	$2,095	$76,884
Purchases of short-term investments securities	(60,814)	(25,009)	(85,823)

Net change	$13,975	$(22,914)	$(8,939)

     Previously, cost of revenues did not include amortization of purchased technology and such amounts were included in amortization of other intangible assets. In accordance with Question 17 of the SFAS 86 FASB Implementation Guide, we have reclassified these costs from “Amortization of other intangibles assets” to “Cost of software licenses” in the accompanying Condensed Consolidated Statements of Operations with the following effect (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	June 30,	June 30,
	2005	2004	2004
Cost of software licenses:
Previously reported	$801	$1,940	$3,305
Reclassification	905	570	1,136
As reclassified	1,706	2,510	4,441
Amortization of other intangible assets:
Previously reported	$1,234	$765	$1,601
Reclassification	(905)	(570)	(1,136)
As reclassified	329	195	465
     3.     DISCONTINUED OPERATIONS
          On November 1, 2004, we sold our wholly owned subsidiary, Davidge Data Systems, Inc., a component of our financial institutions segment. We have accounted for the disposal of Davidge as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, Davidge results for prior year periods are presented in the discontinued operations section of the consolidated statement of operations.
          In the second quarter of 2005, we recorded an income tax benefit of $0.5 million related to the final calculation of the taxable gain on sale of the Davidge business.
          Revenues and loss from discontinued operations are as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues	—	$1,514	—	$3,308
Loss from discontinued operations	$(31)	$(197)	$(31)	$(824)
Income tax benefit	$455	—	$455	—
     4.     GOODWILL AND OTHER INTANGIBLE ASSETS
          At June 30, 2005, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased and acquired technology	$19,489	$(8,120)
Customer relationships	12,600	(3,669)

Total	$32,089	$(11,789)

          We recorded amortization expense of $2.5 million and $1.6 million during the six months ended June 30, 2005 and 2004, respectively. We estimate aggregate amortization expense for 2005 and the next four calendar years to be as follows (in thousands):

	2005	2006	2007	2008	2009
Financial institutions business segment	$4,931	$4,931	$3,990	$3,165	$2,200

          The changes in the carrying value of our goodwill for the six months ended June 30, 2005 are as follows:

	Financial
	Institutions	Edify	Total
	(In thousands)
Balance, January 1, 2005	$112,813	$4,886	$117,699
Purchase price adjustment	178	—	178
Utilization of acquisition related income tax benefits	(220)	—	(220)

Balance, June 30, 2005	$112,771	$4,886	$117,657

     5.     STOCKHOLDERS’ EQUITY
          In October 2003, our board of directors approved a $15.0 million stock repurchase program to offset the dilution of our common stock from shares granted under our employee stock option plans. This program was funded from available cash and short-term investments. During the first half of 2005, we repurchased 509,775 shares at a cost of $3.4 million. As of June 30, 2005, we had repurchased 2,002,024 shares of our common stock at a cost of $15.0 million under this program and at an average price of $7.49 per share. As of June 30, 2005, we had completed the stock repurchase programs.
          As of June 30, 2005, we hold 4,053,886 shares of our common stock in treasury at a cost of $25.0 million.
     6.     COMPREHENSIVE INCOME
          The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$2,316	$620	$3,036	$1,064
Foreign currency translation adjustment	(357)	(356)	(1,043)	(174)
Unrealized loss on cash flow hedges	91	—	57	—

Comprehensive income	$2,050	$264	$2,050	$890

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
          The foreign currency options are designated as cash flow hedges and the options with expiration dates of September 30, 2005 to March 31, 2009 are deemed effective in the period ended June 30, 2005. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which a specific hedged transaction affects earnings.

          The foreign currency option with the June 30, 2005 expiration date was designated as ineffective in the period ended June 30, 2005, due to a delay in the go live date of the hosting agreement. The change in the value of the June 30, 2005 option was recognized in current earnings. The June 30, 2005 option was in the money and was exercised, resulting in income of $7,000 which was offset by premium expense of $6,000.
          For the quarter ended June 30, 2005, we recorded an increase in Accumulated Other Comprehensive Income (AOCI) of approximately $55,000 related to gain on the foreign currency cash flow hedge. The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by S1 during the applicable periods (in thousands):

Three Months
Ended
June 30, 2005
Accumulated derivative net loss as of April 1, 2005	$(34)
Net change in fair value of derivatives	90
Net gains reclassified from AOCI into earnings	(1)

Accumulated derivative net gain as of June 30, 2005	$55

Six Months
Ended
June 30, 2005
Accumulated derivative net loss as of January 1, 2005	$—
Net change in fair value of derivatives	56
Net gains reclassified from AOCI into earnings	(1)

Accumulated derivative net gain as of June 30, 2005	$55

          Financial instruments held as part of the hedging transaction discussed above are recorded at fair value based upon comparable market transactions as quoted by the broker. The fair value and carrying amount of the options totaled $328,000 as of June 30, 2005. Deferred currency option premiums are included in other assets.
     8.     RESTRUCTURING CHARGES
          The restructuring reserves as of December 31, 2004 and June 30, 2005 and their utilization for the six months ended June 30, 2005 are summarized as follows:

Lease Costs
(In thousands)
Balance, December 31, 2004	$8,126
Amounts paid	(1,872)

Balance, June 30, 2005	$6,254

          We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $6.3 million, of which we anticipate to pay approximately $3.0 million within the next twelve months.
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
          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and six months ended June 30, 2005 and 2004. We do not use any asset-based metrics to measure the operating performance of our segments.
          We have entered into reseller arrangements between our operating segments to sell the Edify IVR product to financial institutions and the S1 CRM application to non-financial institutions. Under these arrangements, intercompany revenues and intercompany expenses are recorded in each operating segment. These revenues and expenses are eliminated in consolidation. The table below represents intercompany revenues recorded in each business segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Financial institutions	$38	$43	$81	$99
Edify	430	243	967	843
          The following table shows revenues by revenue type for our operating segments (in thousands):

	Three Months Ended June 30, 2005
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$54,486	$8,018	$(467)	$62,037
Operating expenses:
Direct costs	23,580	2,532	(467)	25,645
Selling and marketing	9,014	2,493	—	11,507
Product development	11,304	1,410	—	12,714
General and administrative	6,780	818	—	7,598
Depreciation	2,425	129	—	2,554
Amortization of other intangible assets	328	—	—	328

Total operating expenses	53,431	7,382	(467)	60,346

Segment operating income	$1,055	$636	$—	$1,691

	Three Months Ended June 30, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$50,401	$9,277	$(286)	$59,392
Operating expenses:
Direct costs	21,938	3,761	(286)	25,413
Selling and marketing	6,338	2,692	—	9,030
Product development	12,137	1,477	—	13,614
General and administrative	6,050	1,044	—	7,094
Depreciation	2,252	223	—	2,475
Amortization of other intangible assets	195	—	—	195

Total operating expenses	48,910	9,197	(286)	57,821

Segment operating income	$1,491	$80	$—	$1,571

	Six Months Ended June 30, 2005
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$109,964	$15,534	$(1,047)	$124,451
Operating expenses:
Direct costs	47,683	5,067	(1,047)	51,703
Selling and marketing	16,526	4,776	—	21,302
Product development	23,587	2,928	—	26,515
General and administrative	14,646	1,760	—	16,406
Depreciation	4,833	281	—	5,114
Amortization of other intangible assets	657	—	—	657

Total operating expenses	109,932	14,812	(1,047)	121,697

Segment operating income	$2,032	$722	$—	$2,754

	Six Months Ended June 30, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$97,766	$18,682	$(942)	$115,506
Operating expenses:
Direct costs	43,052	7,409	(942)	49,519
Selling and marketing	11,597	5,497	—	17,094
Product development	24,245	3,033	—	27,278
General and administrative	10,980	2,019	—	12,999
Depreciation	4,657	439	—	5,096
Amortization of other intangible assets	390	75	—	465

Total operating expenses	94,921	18,472	(942)	112,451

Segment operating income	$2,845	$210	$—	$3,055

          Currently, we have one major customer in the financial institutions segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 25% and 21% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended June 30, 2004 and 2005, respectively. We derived 23% and 22% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the six months ended June 30, 2004 and 2005, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic earnings per share:
Net income	$2,316	$620	$3,036	$1,064
Amount allocated to participating preferred stockholders	(35)	(9)	(45)	(16)

Income available to common stockholders — basic	$2,281	$611	$2,991	$1,048

Weighted average common shares outstanding	70,191	70,590	70,391	70,787
Basic earnings per share	$0.03	$0.01	$0.04	$0.02

Diluted earnings per share:
Net income	$2,316	$620	$3,036	$1,064
Amount allocated to participating preferred stockholders	(35)	(9)	(45)	(16)

Income available to common stockholders — diluted	$2,281	$611	$2,991	$1,048

Weighted average common shares outstanding	70,191	70,590	70,391	70,787
Weighted average effect of common stock equivalents:
Stock options	681	2,964	1,179	2,506
Convertible preferred stock	—	—	—	—

Weighted average diluted shares outstanding	70,872	73,554	71,570	73,293
Diluted earnings per share	$0.03	$0.01	$0.04	$0.01

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
Overview
          We operate and manage S1 in two business segments: our core business in financial services and the Edify business in the voice/speech solutions market. We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers. Our solutions address the needs of small, mid-sized and large financial organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as from hosting revenue related to hosting applications sold to customers in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time. In discussions with our customers and investors, we use the term “subscription” as being synonymous with a term license. We intend to license Enterprise Platform Version 3, Lending, Foreign Exchange, Financial Reporting and Analytics and our suite of Community and Regional products and future versions as well as certain other applications primarily on a subscription basis wherein revenue will be recognized ratably over the term of the contract.
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
          Throughout 2004 and the first half of 2005, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. In 2003, we released for general availability additional applications for the S1 Enterprise Platform including: retail Internet banking, small business Internet banking and corporate cash management. The third major release of S1 Enterprise, in August 2004, added a number of new applications to the S1 Enterprise Platform, including S1 Enterprise Teller, S1 Enterprise Sales and Service Platform, S1 Enterprise Call Center, S1 Enterprise Voice (powered by Edify) and S1 Enterprise Analytics. We anticipate that we will release our Enterprise 3.5 products from development in a staggered format beginning late fourth quarter 2005 and into the first quarter of 2006.
          In the fourth quarter of 2004, we acquired Mosaic Software Holdings, Limited, a United Kingdom based provider of solutions that drive ATM/ point-of-sale and electronic payment networks. We believe the acquisition adds a leading financial transaction solution to S1’s suite of products and will enable S1 to offer financial services providers an ATM channel solution along with the S1 Enterprise integrated front-office suite. We paid cash consideration of $37.0 million upon the closing of the transaction and committed to pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic achieving certain financial metrics during its fiscal year ending May 31, 2005. Any additional consideration will be accounted for as additional purchase price and will increase the amount of goodwill associated with Mosaic in the period in which such payment becomes issued or issuable.
          In the third quarter of 2004, we acquired X/Net Associates, Inc., a Rochester, New York based provider of lending solutions. We believe this acquisition will strengthen our product offering around lending solutions and accelerate the development of additional lending functionality. In September 2004, we announced general availability of our S1 Lending Solutions product. We paid cash consideration of $4.0 million for this business. Under the agreement, additional consideration may be paid to one shareholder of X/Net, who is also an S1 employee, if certain financial metrics are achieved. There is a maximum of $1.0 million that can be earned in the period from August 1, 2004 through July 31, 2005 and $2.0 million that can be earned in the period from August 1, 2005 through July 31, 2006. We will record any such contingent consideration as compensation expense in the period in which such payment becomes issued or issuable.
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
Comparison of the Three Months Ended June 30, 2005 and 2004
          Our results of operations for the three months ended June 30, 2005 included the acquired Mosaic business which was purchased during the fourth quarter of 2004 and the X/Net business which was purchased during the third quarter of 2004 (in thousands):
          Revenues. The following table sets forth our revenue data for the three months ended June 30, 2005 and 2004 (in thousands):

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total
Quarter Ended June 30, 2005:
Core FI business	$11,797	$13,268	$19,194	$9,883	$344	$54,486
Edify	2,256	4,631	1,131	—	—	8,018
Eliminations	(112)	(355)	—	—	—	(467)

Total	$13,941	$17,544	$20,325	$9,883	$344	$62,037

Quarter Ended June 30, 2004:
Core FI business	$6,415	$11,756	$21,793	$9,759	$678	$50,401
Edify	3,033	4,620	1,624	—	—	9,277
Eliminations	(99)	(185)	(2)	—	—	(286)

Total	$9,349	$16,191	$23,415	$9,759	$678	$59,392

          Total revenues increased by $2.6 million, or 4%, to $62.0 million for the three months ended June 30, 2005 compared to $59.4 million for the same period in 2004. Our financial institutions segment generated revenues of $54.5 million for the quarter ended June 30, 2005 compared with $50.4 million for the same period in 2004. Revenues for our Edify business were $8.0 million for the three months ended June 30, 2005 compared with $9.3 million for the same period in 2004. The overall increase in revenues is primarily attributable to the revenues earned by the acquired Mosaic business, offset in part by a decline in revenues from our Core FI and Edify businesses.
          Software license revenues for our financial institutions segment were $11.8 million for the three months ended June 30, 2005, an increase of $5.4 million from the same period in 2004, due to license revenues earned from the acquired Mosaic business and a $1.5 million payment for the early termination of a subscription contract. In 2005, we are licensing a number of products primarily on a subscription basis, including Enterprise Platform Version 3 applications, Lending, Financial Reporting and Analytics and our suite of Community and Regional products. Subscription license revenue is recognized ratably over the term of the contract which is typically between 12 and 48 months whereas perpetual license revenue is generally recognized upon execution of the contract and delivery of the product or on a percentage of completion basis over the installation period. Subscription license revenues recorded in the second quarter of 2005 and 2004 were $1.3 million and $0.3 million, respectively. These subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements into one periodic fee and typically do not transfer the right to use at the end of its initial term. During the remainder of 2005, we expect to continue to recognize perpetual license revenue through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. As the ratio of subscription licenses sold increases, the amount of license revenue for any given period could decrease which could also decrease earnings. We believe the long term benefits of recurring subscription revenue outweigh any temporary impact on license revenue and earnings.
          In August 2005, we announced a delay in the release of our Enterprise 3.5 products until late fourth quarter of 2005 or the first quarter of 2006. This delay could further exacerbate the impact of subscription pricing on license growth.
          Software license revenue of $2.3 million for our Edify business for the three months ended June 30, 2005 decreased $0.8 million from the same period in 2004. This decrease primarily resulted from lower volumes of direct sales due to turnover in the sales force. While we expect this decrease to be temporary, we expect Edify’s license revenues in 2005 to be lower than 2004 as the sales force rebuilds. Edify’s products are sold on a perpetual license model.
          Support and maintenance revenues for our financial institutions segment were $13.3 million for the three months ended June 30, 2005 as compared to $11.8 million for the same period in 2004. The increase is primarily attributable to support and maintenance fees earned from the acquired Mosaic business. We believe that support and maintenance revenues from our financial institutions segment will grow sequentially each quarter. However, as subscription licenses include the right to receive support and maintenance, growth in subscription licenses will tend to diminish support and maintenance revenues over time as these fees will be included in license revenues.
          Support and maintenance revenues for the Edify business were $4.6 million for the three months ended June 30, 2005 and 2004.
          Professional services revenues for our financial institutions segment were $19.2 million for the three months ended June 30, 2005, a decrease of $2.6 million from the same period in 2004. This decrease is principally attributable to the decrease in professional services revenues from our largest customer and the completion of several large projects, offset in part by service revenues from the acquired Mosaic business. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the timing of projects.
          The Edify business recorded $1.1 million for professional services revenues during the second quarter of 2005, a decrease of $0.5 million from $1.6 million for the second quarter of 2004. This decrease is attributable to the increase in sales through partners where the partners provide the professional services to the customer.
          We expect services revenue for the Edify business to be approximately $1 million per quarter.
          Data center revenues were $9.9 million for the three months ended June 30, 2005, an increase of $0.1 million from the same period in 2004. The increase resulted from increases in the number of hosted customers. As we add hosted customers on our S1 Enterprise products and our existing customer base grows, we expect data center revenues to increase on a sequential quarter basis throughout 2005.
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
          Direct Costs and Gross Margins. Direct costs increased by $0.2 million to $25.6 million for the three months ended June 30, 2005 from the same period in 2004. Overall gross margins were 59% and 57% for the three months ended June 30, 2005 and 2004, respectively. The overall increase in direct costs and gross margins is a result of revenues growing at a rate higher than direct costs.
          Direct costs exclude charges for depreciation of property and equipment.
          Cost of software licenses for our products sold in our financial institution segment includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software license for our financial institution segment is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold.

          Software license costs for the Edify business decreased $0.7 million for the three month period ended June 30, 2005 versus the prior year period due to a reduction in license revenues and the associated cost.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $20.0 million for the three months ended June 30, 2005, an increase of $2.1 million from $17.9 million for the same period in 2004. Costs associated with certain services projects that were accrued in 2003 were released in the second quarter of 2004 resulting in a $1.1 million reduction of expenses. Additionally, a portion of the second quarter of 2005 increase was attributable to the acquired Mosaic business.
          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $0.4 million to $4.0 million for the three months ended June 30, 2005 from $4.5 million for same period in 2004. Gross margins for the data center increased from 54% in 2004 to 59% in 2005. Data center margins are expected to be between 55% and 58% for the remainder of 2005.
          Selling and Marketing Expenses. Total selling and marketing expenses increased by $2.5 million to $11.5 million for the three months ended June 30, 2005 from $9.0 million for the same period in 2004. This increase is primarily attributable to expenses related to the acquired Mosaic business.
          Product Development Expenses. Total product development expenses decreased by $0.9 million to $12.7 million for the three months ended June 30, 2005 from $13.6 million for the same period in 2004. This decrease is primarily attributable to a decrease in the use of outside contractors, offset in part by the expenses related to the acquired Mosaic business and an increase in headcount. As a percentage of revenues, product development expenses were 20% and 23% in the second quarter of 2005 and 2004, respectively. We expect this percentage to decrease in 2005.
          Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility, which we define as the completion of beta testing, and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and Administrative Expenses. General and administrative expenses increased by $0.5 million to $7.6 million for the three months ended June 30, 2005 from $7.1 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 12% for the three months ended June 30, 2005 and 2004. The increase in general and administrative expenses is attributable to an increase in headcount and professional accounting fees related to compliance with the Sarbanes-Oxley Act of 2002, offset in part by a decrease in legal fees related to corporate development activities and litigation matters in which we were involved in 2004.
          Depreciation. Depreciation was $2.6 million for the three months ended June 30, 2005 and $2.5 million for the same period in 2004. We expect depreciation expense to be approximately $2.6 million each quarter for the remainder of 2005.
          Amortization of Other Intangible Assets. Amortization of other intangible assets increased $0.1 million to $0.3 million for the three months ended June 30, 2005 from $0.2 million for same period in 2004. Amortization expense is expected to be approximately $0.3 million each quarter for the remainder of 2005.
          Interest and Other Income (Expense), Net. Interest and other income net was $757,000 as compared to $753,000 of expense for the three months ended June 30, 2005 and 2004, respectively. Interest income increased during the second quarter of 2005 due to the increase in interest rates and the mix of investments. In the second quarter of 2004, we made a $0.8 million investment in an equity method investment which was expensed immediately under the equity method of accounting due to the fact that our share of the accumulated losses exceeded the investment amount.
          Income Tax Expense. We recorded income tax expense of $0.6 million and $1,000 during of the three month periods ended June 30, 2005 and 2004.

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
          We incurred foreign income tax expense in certain European countries in the second quarter of 2005 and 2004. In 2005 and 2004, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal NOLs. In 2005, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Approximately $0.1 million of our income tax expense in 2005 resulted from the release of the valuation allowance against pre-acquisition NOLs and does not represent anticipated cash taxes to be paid.
          At December 31, 2004, we had a valuation allowance of $206.2 million on our deferred tax assets. If we continue to sustain profitability during 2005, we may make a determination to reverse a portion of the valuation allowance related to domestic net operating loss carryforwards in 2006. A portion of this reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed.
          Loss from Discontinued Operations. We recorded a loss from discontinued operations of $0.2 million in the second quarter of 2004 related to our Davidge operations which was sold in November 2004. During the second quarter of 2005, we recorded an income tax benefit of $0.5 million related to the final calculation of the taxable gain on sale of the Davidge business.
Comparison of the Six Months Ended June 30, 2005 and 2004
          Our results of operations for the six months ended June 30, 2005 included the acquired Mosaic business which was purchased during the fourth quarter of 2004 and the X/Net business which was purchased during the third quarter of 2004.
          Revenues. The following table sets forth our revenue data for the six months ended June 30, 2005 and 2004 (in thousands):

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total
Six Months Ended June 30, 2005
Core FI business	$23,212	$26,834	$39,715	$19,547	$656	$109,964
Edify	4,306	9,301	1,927	—	—	15,534
Eliminations	(331)	(716)	—	—	—	(1,047)

Total	$27,187	$35,419	$41,642	$19,547	$656	$124,451

Six Months Ended June 30, 2004:
Core FI business	$15,018	$22,677	$39,534	$18,869	$1,668	$97,766
Edify	6,339	9,051	3,292	—	—	18,682
Eliminations	(407)	(473)	(62)	—	—	(942)

Total	$20,950	$31,255	$42,764	$18,869	$1,668	$115,506

          Total revenues increased by $9.0 million to $124.5 million for the six months ended June 30, 2005 compared to $115.5 million for the same period in 2004, an increase of 8%. Our financial institutions segment earned revenues of $110.0 million for the six months ended June 30, 2005 compared with $97.8 million for the same period in 2004. Revenues for our Edify business were $15.5 million for the six months ended June 30, 2005 compared with $18.7 million for the same period in 2004. The overall increase in revenues is primarily attributable to the revenues earned by the acquired Mosaic business, offset in part by a decline in revenues from our Edify business.

          Software license revenues for our financial institutions segment were $23.2 million for the six months ended June 30, 2005, an increase of $8.2 million from the same period in 2004. The overall increase in revenues is primarily attributable to the revenues earned by the acquired Mosaic business.
          Software license revenue of $4.3 million for our Edify business decreased $2.0 million from the same period in 2004. This decrease primarily resulted from lower volumes of direct sales due to turnover in the sales force.
          Support and maintenance revenues for our financial institutions segment were $26.8 million for the six months ended June 30, 2005 as compared to $22.7 million for the same period in 2004. The increase is primarily attributable to support and maintenance fees earned from the acquired Mosaic business.
          Support and maintenance revenues for the Edify business were $9.3 million for the six months ended June 30, 2005, an increase of $0.3 million from the same period in 2004.
          Professional services revenues for our financial institutions segment were $39.7 million for the six months ended June 30, 2005, an increase of $0.2 million from the same period in 2004.
          The Edify business recorded $1.9 million for professional services revenues during the first half of 2005, which compares to $3.3 million for the first half of 2004.
          Data center revenues were $19.5 million for the six months ended June 30, 2005, an increase of $0.6 million from the same period in 2004. The increase resulted from increases in the number of hosted customers.
          Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products.
          Direct Costs and Gross Margins. Direct costs increased by $2.2 million to $51.7 million for the six months ended June 30, 2005 from the same period in 2004. Overall gross margins were 58% and 57% for the six months ended June 30, 2005 and 2004, respectively. The overall increase in direct costs and gross margins is a result of revenues growing at a rate higher than direct costs.
          Direct costs exclude charges for depreciation and amortization of property and equipment.
          Cost of software licenses for our products sold in our financial institution segment includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software license for our financial institution segment is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold.
          Software license costs for the Edify business decreased $1.1 million for the six month period ended June 30, 2005 versus the prior year period due to a reduction in license revenues and the associated cost.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $40.0 million for the six months ended June 30, 2005, an increase of $5.2 million from $34.8 million for the same period in 2004. This increase was attributable to the costs of the acquired Mosaic business, offset in part by costs associated with certain services projects that were accrued in 2003 were released in the second quarter of 2004 resulting in a $2.1 million reduction of expenses.
          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $0.6 million to $8.2 million for the six months ended June 30, 2005 from $8.8 million for same period in 2004. Gross margins for the data center increased from 53% in 2004 to 58% in 2005.

          Selling and Marketing Expenses. Total selling and marketing expenses increased by $4.2 million to $21.3 million for the six months ended June 30, 2005 from $17.1 million for the same period in 2004. This increase is primarily attributable to expenses related to the acquired Mosaic business.
          Product Development Expenses. Total product development expenses decreased by $0.8 million to $26.5 million for the six months ended June 30, 2005 from $27.3 million for the same period in 2004. This decrease is primarily attributable to a decrease in the use of outside contractors, offset in part by the expenses related to the acquired Mosaic business and an increase in headcount. As a percentage of revenues, product development expenses were 21% and 24% in the first half of 2005 and 2004, respectively.
          General and Administrative Expenses. General and administrative expenses increased by $3.4 million to $16.4 million for the six months ended June 30, 2005 from $13.0 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 13% and 11% for the six months ended June 30, 2005 and 2004, respectively. The increase in general and administrative expenses is attributable to an increase in headcount and professional accounting fees related to compliance with the Sarbanes-Oxley Act of 2002, offset in part by a decrease in legal fees related to corporate development activities and litigation matters in which we were involved in 2004.
          Depreciation. Depreciation remained constant at $5.1 million for the six months ended June 30, 2005 and 2004.
          Amortization of Other Intangible Assets. Amortization of other intangible assets and goodwill impairment was $0.7 million for the six months ended June 30, 2005 and $0.5 million for the same period in 2004. Amortization expense is expected to be approximately $0.3 million each quarter for the remainder of 2005.
          Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $0.9 million and expense of $0.7 million for the six months ended June 30, 2005 and 2004, respectively. Interest income increased during the first half of 2005 due to the increase in interest rates and the mix of investments. In the second quarter of 2004, we made a $0.8 million investment in an equity method investment which was expensed immediately under the equity method of accounting due to the fact that our share of the accumulated losses exceeded the investment amount
          Income Tax Expense. We recorded income tax expense of $1.0 million and $0.5 million during the six months ended June 30, 2005 and 2004.
          Loss from Discontinued Operations. We recorded a loss from discontinued operations of $0.8 million during the six months ended June 30, 2004 related to our Davidge operations which was sold in November 2004. During the six months ended June 30, 2005, we recorded an income tax benefit of $0.5 million related to the final calculation of the taxable gain on sale of the Davidge business.
Liquidity and Capital Resources
          The following tables show information about our cash flows during the six months ended June 30, 2005 and 2004 and selected balance sheet data as of June 30, 2005 and December 31, 2004:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$11,657	$9,866
Change in operating assets and liabilities	(9,754)	(23,432)

Net cash provided by (used in) operating activities	1,903	(13,566)
Net cash provided by (used in) investing activities	9,400	(6,165)
Net cash used in financing activities	(4,071)	(4,083)
Effect of exchange rates on cash and cash equivalents	(474)	(159)

Net decrease in cash and cash equivalents	$(6,758)	$(23,973)

	As of
	June 30, 2005	December 31, 2004
	(In thousands)
Cash and cash equivalents.	$49,981	$43,223
Short term investments	52,619	65,248
Working capital	107,522	105,232
Total assets	332,114	340,881
Total stockholders’ equity	253,946	254,996
          Operating Activities. During the six months ended June 30, 2005, cash provided by operations was $1.9 million compared to cash used in operations of $13.6 million for same period in 2004. The improvement in net cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities and our improved operating results. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.
          Cash provided by operations for the six months ended June 30, 2005 included the effects of:
•	our net income of $3.0 million;

•	non-cash charges of $7.6 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $1.0 million;

•	a decrease in accrued expenses and other liabilities of $14.0 million, approximately $4.7 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $4.4 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter; and

•	changes in other operating assets and liabilities of $8.7 million.
          Cash used in operations for the six months ended June 30, 2004 included the effects of:
•	our net income of $1.1 million;

•	non-cash charges of $6.9 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $1.2 million;

•	a decrease in accrued expenses and other liabilities of $12.7 million, including a $4.5 million payment for a settlement and approximately $3.0 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $8.7 million in accounts receivable due to the timing of billings and receipts of payment during the quarter; and

•	changes in other operating assets and liabilities of $2.0 million.
          Investing Activities. Cash used in investing activities was $9.4 million for the six months ended June 30, 2005 compared to $6.2 million in the same period in 2004.
          In the first six months of 2005, we:
•	converted $12.6 million, net, from short-term investments to cash and cash equivalents; and

•	purchased $3.2 million of property and equipment.
          In the first six months of 2004, we:
•	paid $1.2 million in connection with the acquisition of the Indian development business;

•	invested $0.8 million in an unconsolidated subsidiary; and

•	purchased $3.6 million of property and equipment.
          In connection with the acquisition of Mosaic, the acquisition agreement stated that additional consideration of $15.0 million would be paid if certain financial metrics were achieved. The measurement period for the earn-out concluded in the second quarter of 2005 and a presentation and agreement of such metrics will occur in the third quarter of 2005 and may result in payment of such consideration in the third quarter of 2005.
          Financing Activities. Cash used in financing activities was $4.1 million for the six months ended June 30, 2005 and 2004.
          In the first six months of 2005 and 2004, we received $0.3 million and $1.8 million from the sale of common stock under our employee stock option plans. We paid $1.0 million and $0.5 million, respectively, for capital lease obligations in the six months ended June 30, 2005 and 2004. In the first half of 2005 and 2004, we repurchased $3.4 million and $5.4 million, respectively, of our common stock.
          In October 2003, our board of directors approved a $15.0 million stock repurchase program. Purchases under this program have been funded from available cash and cash equivalents. Through June 30, 2005, we had repurchased 2.0 million shares of our common stock for $15.0 million under this program. We completed this stock repurchase program in the second quarter of 2005.
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
          In general we do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. We entered into a long-term hosting agreement with a customer wherein S1 will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, during the quarter ended March 31, 2005, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract. As of June 30, 2005, the fair value of these options was $0.3 million.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs	Plans or Programs
April 1, 2005 to April 30, 2005	279,865	$6.31	279,865	$-0-
          In October 2003, our board of directors approved a $15.0 million stock repurchase program. This program authorizes the repurchase of up to $15.0 million of our common stock to be purchased on the open-market subject to pre-defined purchase guidelines. There is no expiration date for this program; however, we completed this program on April 20, 2005.
Item 4.     Submission of Matters to a Vote of Security Holders

(a)	S1’s 2005 annual meeting of shareholders was held on May 12, 2005.

(b)	Gregory J. Owens was re-elected and Ram Gupta was elected as directors at the 2005 annual meeting. Continuing directors include Jaime W. Ellertson, James S. Mahan, M. Douglas Ivester and John W. Speigel.

(c)	The election of two directors for three-year terms was voted on and approved by S1’s shareholders at the 2005 annual meeting of shareholders held on May 12, 2005.

The results of the voting by shareholders at the annual meeting were as follows:

		Against/
Director Nominee	For	Withheld	Broker Non-Votes
Ram Gupta	56,268,716	6,613,075	-0-
Gregory J. Owens	59,774,076	3,107,715	-0-

At S1’s 2005 annual meeting of shareholders, shareholders did not approve the proposed amendment to the 2003 Stock Incentive Plan. There were 17,669,552 votes to approve the amendment to the 2003 Stock Incentive Plan, 26,268,192 against approval, 146,676 votes abstained and 19,474,746 un-voted shares.

(d)	Not applicable

Item 6.     Exhibits.

(a)	Exhibits

	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002
	32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 9, 2005.

S1 CORPORATION
By:	/s/ Matthew Hale
Matthew Hale
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)