Form 10-K/A
period 2004-12-31
S1 CORP /DE/
filed 2005-08-25
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Common Stock, par value $0.01 per share
Title of Class
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
     Aggregate market value of the common stock held by non-affiliates of the Registrant, computed using the closing price for the Registrant’s common stock on June 30, 2004, was $662,066,572.
Shares of common stock outstanding as of March 1, 2005: 70,626,594
Documents Incorporated by Reference
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
     Portions of the definitive proxy statement for the annual meeting of shareholders to be held May 12, 2005 (filed pursuant to Reg. 14A) are incorporated by reference in Part III.

Explanatory Note
SIGNATURE
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (“Amendment”) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“Form 10-K”) is being filed with the U.S. Securities and Exchange Commission for the purpose of providing corrected certifications of the principal executive officer and principal financial officer of the Registrant, which certifications are required to be included as exhibits to the Form 10-K under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Act”). The corrected certifications, filed as Exhibits 31.1 and 31.2 with this Amendment, supersede Exhibits 31.1 and 31.2 as initially filed with the Form 10-K.
     Pursuant to Rule 12b-15 under the Act, this Amendment also is accompanied by new certifications by the principal executive officer and principal financial officer of the Registrant given under Rule 13a-14(b) under the Act, which new certifications are filed with this Amendment as Exhibits 32.1 and 32.2. Rule 12b-15 also requires that new certifications by the principal executive officer and principal financial officer of the Registrant under Rule 13a-14(a) be given with any amendment to the Registrant’s Annual Report. As noted in the preceding paragraph, such certifications in corrected form are being filed as the subject of this Amendment.
     No other changes to the Form 10-K have been made by this Amendment. Except for the enclosed certifications, the Form 10-K has not been updated to reflect events occurring subsequent to the original filing date thereof.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 25, 2005.

S1 CORPORATION
By:	/s/ Matthew Hale
Matthew Hale
Chief Financial Officer

3