Form 10-Q
period 2005-09-30
S1 CORP /DE/
filed 2005-11-09
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of common stock outstanding as of November 3, 2005: 70,351,563

S1 CORPORATION AND SUBSIDIARIES
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$55,907	$43,223
Short-term investments	45,715	65,248
Accounts receivable, net	62,522	61,216
Prepaid expenses	5,897	6,113
Other current assets	3,361	5,485

Total current assets	173,402	181,285
Property and equipment, net	14,020	15,150
Intangible assets, net	19,638	22,766
Goodwill, net	117,831	117,699
Other assets	2,911	3,981

Total assets	$327,802	$340,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,178	$6,253
Accrued compensation and benefits	9,115	14,269
Accrued restructuring	4,702	3,337
Accrued other expenses	12,683	17,369
Deferred revenues	39,557	33,302
Current portion of capital lease obligation	1,232	1,523

Total current liabilities	71,467	76,053
Capital lease obligation, excluding current portion	1,109	1,572
Accrued restructuring, excluding current portion	4,295	4,789
Other liabilities	2,686	3,471

Total liabilities	79,557	85,885

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	744	742
Additional paid-in capital	1,915,580	1,913,913
Common stock held in treasury — at cost	(25,000)	(21,593)
Accumulated deficit	(1,650,607)	(1,646,147)
Accumulated other comprehensive loss	(2,472)	(1,919)

Total stockholders’ equity	248,245	254,996

Total liabilities and stockholders’ equity	$327,802	$340,881

Preferred shares issued and outstanding	749,064	749,064

Common shares issued and outstanding	74,400,449	74,152,529

Common stock held in treasury	4,053,886	3,544,111

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$10,593	$11,397	$37,780	$32,347
Support and maintenance	17,518	15,472	52,937	46,727
Professional services	18,935	23,956	60,577	66,720
Data center	10,181	9,153	29,728	28,022
Other	648	332	1,304	2,000

Total revenues	57,875	60,310	182,326	175,816

Operating expenses:
Cost of software licenses	2,060	2,128	5,290	6,569
Cost of professional services, support and maintenance (1)	20,862	18,497	60,850	53,292
Cost of data center (1)	4,245	4,056	12,467	12,891
Cost of other revenue	434	135	697	1,583
Selling and marketing	11,032	8,870	32,334	25,964
Product development	12,764	12,991	39,279	40,269
General and administrative	7,509	6,984	23,915	19,983
Restructuring costs	4,255	—	4,255	—
Depreciation	2,314	2,625	7,428	7,721
Amortization of other intangible assets	358	222	1,015	687

Total operating expenses	65,833	56,508	187,530	168,959

Operating (loss) income	(7,958)	3,802	(5,204)	6,857
Interest and other income (expense), net	655	180	1,548	(526)

(Loss) income before income tax expense	(7,303)	3,982	(3,656)	6,331
Income tax expense	(193)	(635)	(1,228)	(1,096)

(Loss) income from continuing operations)	(7,496)	3,347	(4,884)	5,235
Discontinued operations:
Loss from operations of discontinued operations, net of tax	—	(128)	(31)	(952)
Gain on disposal of discontinued operations, net of tax	—	—	455	—

Net (loss) income	$(7,496)	$3,219	$(4,460)	$4,283

Basic (loss) earnings per share:
Continuing operations	$(0.11)	$0.05	$(0.07)	$0.07
Discontinued operations	—	0.00	0.01	(0.01)

Net (loss) income per share	$(0.11)	$0.05	$(0.06)	$0.06

Diluted (loss) earnings per share:
Continuing operations	$(0.11)	$0.04	$(0.07)	$0.07
Discontinued operations	—	0.00	0.01	(0.01)

Net (loss) income per share	$(0.11)	$0.04	$(0.06)	$0.06

Weighted average common shares outstanding — basic	70,303,365	70,506,931	70,361,627	70,692,776
Weighted average common shares outstanding — fully diluted	n/a	72,699,694	n/a	73,106,864

(1)	Cost of professional services, support and maintenance and cost of data center excludes charges for depreciation
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(4,460)	$4,283
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,163	10,433
Equity in net loss of affiliate	—	750
Provision for doubtful accounts receivable and billing adjustments	3,211	1,087
Compensation expense for stock options	570	—
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable	(4,842)	(11,584)
Decrease in prepaid expenses and other assets	3,472	913
Decrease in accounts payable	(1,831)	(1,148)
Decrease in accrued expenses and other liabilities	(9,067)	(11,177)
Increase (decrease) in deferred revenues	5,654	(7,764)

Net cash provided by (used in) operating activities	3,870	(14,207)

Cash flows from investing activities:
Cash paid in connection with acquisition	(857)	(5,278)
Maturities of short-term investment securities	54,500	68,421
Purchases of short-term investment securities	(34,967)	(53,116)
Investment in equity method investment	—	(750)
Purchases of property, equipment and technology	(5,739)	(5,156)

Net cash provided by (used in) investing activities	12,937	4,121

Cash flows from financing activities:
Proceeds from sale of common stock under employee stock purchase and option plans	1,103	2,602
Payments on capital lease obligations	(1,281)	(739)
Repurchase of common stock held in treasury	(3,407)	(10,798)

Net cash used in financing activities	(3,585)	(8,935)

Effect of exchange rate changes on cash and cash equivalents	(538)	(53)

Net increase (decrease) in cash and cash equivalents	12,684	(19,074)
Cash and cash equivalents at beginning of period	43,223	76,713

Cash and cash equivalents at end of period	$55,907	$57,639

Noncash investing and financing activities:
Property and equipment acquired through leases	$527	$1,547
Maintenance agreement financed through vendor	—	1,201
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
     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2005 and our results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005. The data in the condensed consolidated balance sheet as of December 31, 2004 was derived from our audited consolidated balance sheet as of December 31, 2004, as presented in our Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation. Our operating results for the nine months ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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
     In the three and nine months ended September 30, 2004, we did not recognize any compensation expense relating to stock options. In the third quarter 2005, we recorded compensation expense of $0.6 million related to the modification of the terms of certain option agreements in connection with the termination of employment. Had we determined compensation expense based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net income would have changed to the unaudited pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income	$(7,496)	$3,219	$(4,460)	$4,283
Add: Stock based employee compensation expense included in reported net (loss) income, net of related tax effects	570	—	570	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,823)	(6,414)	(10,990)	(19,196)

Pro forma net loss	$(11,749)	$(3,195)	$(14,880)	$(14,913)

Basic and diluted net (loss) income per share:
As reported — basic	$(0.11)	$0.05	$(0.06)	$0.06
As reported — diluted	$(0.11)	$0.04	$(0.06)	$0.06
Pro forma	$(0.17)	$(0.05)	$(0.21)	$(0.21)

     The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.
     The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2005	2004
Expected volatility	83.8%	103.3%
Risk-free interest rate	3.9%	3.6%
Expected life	3.8 years	4.0 years
     Reclassifications
     We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation.
     Short-term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. Short term investments also include certain auction rate securities that have been reclassified from cash and cash equivalents to short-term investments. Prior to December 31, 2004, we had classified these instruments as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. During 2004, based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified auction rate securities, previously classified as cash and cash equivalents, to short term investments in the consolidated balance sheets for prior periods in accordance with SFAS 95, “Statement of Cash Flows”. Additionally, we revised our statements of cash flows to reflect the maturities and purchases of short-term investment securities in cash flows from investing activities for the nine months ended September 30, 2004 as follows (in thousands):
Condensed Consolidated Balance Sheet — September 30, 2004

	Previously		As
	Reported	Reclass	Reclassified
Cash and cash equivalents	$123,737	$(66,098)	$57,639
Short-term investments	6,074	66,098	72,172

Total	$129,811	$—	$129,811

Condensed Consolidated Statement of Cash Flow — Nine months Ended September 30, 2004

	Previously		As
	Reported	Reclass	Reclassified
Maturities of short-term investments securities	$34,898	$33,523	$68,421
Purchases of short-term investments securities	(26,846)	(26,270)	(53,116)

Net change	$8,052	$7,253	$15,305

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

	Three Months Ended	Nine months Ended
	September 30,	September 30,
	2004	2004
Cost of software licenses:
Previously reported	$1,514	$4,819
Reclassification	614	1,750

As reclassified	$2,128	$6,569

Amortization of other intangible assets:
Previously reported	$836	$2,437
Reclassification	(614)	(1,750)

As reclassified	$222	$687

   3. ACQUISITION
     On July 16, 2005, we purchased substantially all of the assets of Providus Software Solutions, Inc., a wholly owned subsidiary of Zions Bancorporation that offered risk management and regulatory compliance products. We paid cash consideration of $0.9 million, including approximately $20,000 in acquisition costs, upon the closing of the transaction and agreed to pay additional consideration based on the achievement of certain revenue targets through 2010. We believe this acquisition will add to our suite of compliance products. Any additional consideration will be accounted for as additional purchase price and will increase the goodwill amount associated with the Providus acquisition in the period in which such payment becomes issued or issuable. The acquired Providus business is part of our financial institutions segment. For accounting purposes, we treated this acquisition as it had occurred on July 16, 2005. Accordingly, our consolidated results of operations for the three and nine months ended September 30, 2005 include approximately two and one half months of operating results of the acquired business.
     We accounted for this acquisition using the purchase accounting method of accounting as prescribed by SFAS No. 141, “Business Combinations”. We assigned the total purchase price to the net assets and liabilities of the business with the remaining amount assigned to goodwill. The value assigned to the identifiable intangible assets was based on an analysis performed as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Property and equipment	$32
Goodwill	348
Developed technology (1)	500
Customer relationship asset (1)	100
Current liabilities	(123)

Total purchase price	$857

(1)	Both developed technology and customer relationship asset have useful lives of five years.
     We did not present proforma results of operations for the acquisition because the effect of the acquisition was not significant.
     In the fourth quarter of 2004, we acquired Mosaic Software Holdings, Limited, a United Kingdom based provider of solutions that drive ATM/ point-of-sale and electronic payment networks. We have paid cash consideration of $37.0 million upon the closing of the transaction and may pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic achieving certain financial metrics during its fiscal year ending May 31, 2005. The agreement on the achievement of those metrics involves resolution of a contingency that remains in question as of the reporting date. The ultimate resolution of that contingency may result in payment of such consideration in the fourth quarter of 2005 or during 2006. Any additional consideration will be accounted for as additional purchase price and will increase the amount of goodwill associated with Mosaic in the period in which such payment becomes issued or issuable.
  4. DISCONTINUED OPERATIONS
     On November 1, 2004, we sold our wholly owned subsidiary, Davidge Data Systems, Inc., a component of our financial institutions segment. We have accounted for the disposal of Davidge as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, Davidge results for prior year periods are presented in the discontinued operations section of the condensed consolidated statement of operations.
     In the second quarter of 2005, we recorded an income tax benefit of $0.5 million related to the final calculation of the taxable gain on sale of the Davidge business.
     Revenues and loss from discontinued operations are as follows (in thousands):

	Three Months
	Ended	Nine Months Ended
	September 30,	September 30,	September 30,
	2004	2005	2004
Revenues	$1,945	$—	$5,253
Loss from discontinued operations	$(128)	(31)	$(952)
Income tax benefit	—	455	—
  5. GOODWILL AND OTHER INTANGIBLE ASSETS
     At September 30, 2005, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased and acquired technology	$19,989	$(9,050)
Customer relationships	12,700	(4,001)

Total	$32,689	$(13,051)

     We recorded amortization expense of $3.7 million and $2.4 million during the nine months ended September 30, 2005 and 2004, respectively. We estimate aggregate amortization expense for 2005 and the next four calendar years to be as follows (in thousands):

	2005	2006	2007	2008	2009
Financial institutions business segment	$4,991	$5,051	$4,110	$3,285	$2,320
     The changes in the carrying value of our goodwill for the nine months ended September 30, 2005 are as follows:

	Financial
	Institutions	Edify	Total
	(In thousands)
Balance, January 1, 2005	$112,813	$4,886	$117,699
Acquisition	348	—	348
Purchase price adjustment	178	—	178
Utilization of acquisition related income tax benefits	(394)	—	(394)

Balance, September 30, 2005	$112,945	$4,886	$117,831

   6. STOCKHOLDERS’ EQUITY
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
     As of September 30, 2005, we hold 4,053,886 shares of our common stock in treasury at a cost of $25.0 million.
   7. COMPREHENSIVE (LOSS) INCOME
     The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income	$(7,496)	$3,219	$(4,460)	$4,283
Foreign currency translation adjustment	426	137	(617)	(37)
Unrealized gain on cash flow hedges	10	—	67	—

Comprehensive (loss) income	$(7,060)	$3,356	$(5,010)	$4,246

  8. DERIVATIVE FINANCIAL INSTRUMENTS
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
     The foreign currency options are designated as cash flow hedges and the options with expiration dates of December 31, 2005 to March 31, 2009 are deemed effective in the period ended September 30, 2005. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which a specific hedged transaction affects earnings.
     The foreign currency option with the September 30, 2005 expiration date was designated as ineffective in the period ended September 30, 2005, due to a delay in the go live date of the hosting agreement. The change in the value of the September 30, 2005 option was recognized in current earnings. The September 30, 2005 option was in the money and was exercised, resulting in income of $12,000 which was offset by premium expense of $9,000.

     For the nine months ended September 30, 2005, we recorded an increase in Accumulated Other Comprehensive Income (AOCI) of approximately $63,000 related to gain on the foreign currency cash flow hedge. The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by S1 during the applicable periods (in thousands):

Three Months
Ended
September 30, 2005
Accumulated derivative net gain as of July 1, 2005	$55
Net change in fair value of derivatives	12
Net gains reclassified from AOCI into earnings	(4)

Accumulated derivative net gain as of September 30, 2005	$63

Nine Months
Ended
September 30, 2005
Accumulated derivative net gain as of January 1, 2005	$—
Net change in fair value of derivatives	67
Net gains reclassified from AOCI into earnings	(4)

Accumulated derivative net gain as of September 30, 2005	$63

     Financial instruments held as part of the hedging transaction discussed above are recorded at fair value based upon comparable market transactions as quoted by the broker. The fair value and carrying amount of the options totaled $340,000 as of September 30, 2005. Deferred currency option premiums are included in other assets.
  9. RESTRUCTURING CHARGES
     For restructuring plans undertaken prior to December 31, 2004, the restructuring reserves as of December 31, 2004 and September 30, 2005 and their utilization for the nine months ended September 30, 2005 are summarized as follows:

Lease Costs
(In thousands)
Balance, December 31, 2004	$8,126
Amounts utilized	(2,705)

Balance, September 30, 2005	$5,421

     In July 2005, the Board of Directors appointed James S. Mahan, III as chief executive officer replacing Jaime W. Ellertson. At that time, management began the process of restructuring the Financial Institutions business. This plan was completed October 14, 2005 when the Board of Directors approved a plan of reorganization to change the operating structure. Under the new structure, we are organized as business units designed around products and addressable markets. We believe that the new structure will effectively align the company with the needs of our customers. As of September 30, 2005, we have terminated the employment of six employees and recorded termination benefits of $4.3 million in the third quarter of 2005 in connection with the reorganization. Included in these charges is $0.6 million non-cash charge for the acceleration of stock options.
     For the current restructuring plan, the restructuring charges and their utilization as of September 30, 2005 are summarized as follows:

Personnel Costs
(In thousands)
Restructuring charge	$4,255
Amounts utilized	(679)

Balance, September 30, 2005	$3,576

     For all restructuring plans, we expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $9.0 million, of which we anticipate to pay approximately $4.7 million within the next twelve months.
  10. CONTINGENCIES
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
  11. SEGMENT REPORTING AND MAJOR CUSTOMERS
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
     We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and nine months ended September 30, 2005 and 2004. We do not use any asset-based metrics to measure the operating performance of our segments.
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

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Financial institutions	$20	$33	$101	$133
Edify	341	719	1,307	1,561

     The following table shows revenues by revenue type for our operating segments:

	Three Months Ended September 30, 2005
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$48,148	$10,088	$(361)	$57,875
Operating expenses:
Direct costs	24,433	3,529	(361)	27,601
Selling and marketing	8,352	2,680		11,032
Product development	11,331	1,433		12,764
General and administrative	6,610	899		7,509
Restructuring costs	4,255	—		4,255
Depreciation	2,198	116		2,314
Amortization of other intangible assets	358	—		358

Total operating expenses	57,537	8,657	(361)	65,833

Segment operating income	$(9,389)	$1,431	$—	$(7,958)

	Three Months Ended September 30, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$52,053	$9,009	$(752)	$60,310
Operating expenses:
Direct costs	22,433	3,135	(752)	24,816
Selling and marketing	6,206	2,664		8,870
Product development	11,423	1,568		12,991
General and administrative	5,869	1,115		6,984
Depreciation	2,357	268		2,625
Amortization of other intangible assets	222	—		222

Total operating expenses	48,510	8,750	(752)	56,508

Segment operating income	$3,543	$259	$—	$3,802

	Nine Months Ended September 30, 2005
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$158,112	$25,622	$(1,408)	$182,326
Operating expenses:
Direct costs	72,116	8,596	(1,408)	79,304
Selling and marketing	24,878	7,456		32,334
Product development	34,918	4,361		39,279
General and administrative	21,256	2,659		23,915
Restructuring costs	4,255	—		4,255
Depreciation	7,031	397		7,428
Amortization of other intangible assets	1,015	—		1,015

Total operating expenses	165,469	23,469	(1,408)	187,530

Segment operating income	$(7,357)	$2,153	$—	$(5,204)

	Nine Months Ended September 30, 2004
	Financial
	Institutions	Edify	Eliminations	Total
Revenues	$149,819	$27,691	$(1,694)	$175,816
Operating expenses:
Direct costs	65,485	10,544	(1,694)	74,335
Selling and marketing	17,803	8,161		25,964
Product development	35,668	4,601		40,269
General and administrative	16,849	3,134		19,983
Depreciation	7,014	707		7,721
Amortization of other intangible assets	612	75		687

Total operating expenses	143,431	27,222	(1,694)	168,959

Segment operating income	$6,388	$469	$—	$6,857

     Currently, we have one major customer in the financial institutions segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 25% and 23% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended September 30, 2004 and 2005, respectively. We derived 23% and 22% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the nine months ended September 30, 2004 and 2005, respectively.
  12. NET (LOSS) INCOME PER COMMON SHARE
     For the periods which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period divided by the weighted average number of common shares outstanding during the period as the effect of adopting EITF 03-06 would be anti-dilutive.
     Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net loss in 2005, the issuance of additional shares of common stock through the exercise of stock options or upon the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our net loss per share for that period.
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

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(7,496)	$3,347	$(4,884)	$5,235
Amount allocated to participating preferred stockholders	—	(50)	—	(78)

(Loss) income available to common stockholders — basic	$(7,496)	$3,297	$(4,884)	$5,157

Weighted average common shares outstanding	70,303	70,507	70,362	70,693
Basic (loss) earnings from continuing operations per share	$(0.11)	$0.05	$(0.07)	$0.07

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(7,496)	$3,347	$(4,884)	$5,235
Amount allocated to participating preferred stockholders	—	(50)	—	(78)

Income available to common stockholders — diluted	$(7,496)	$3,297	$(4,884)	$5,157

Weighted average common shares outstanding	70,303	70,507	70,362	70,693
Weighted average effect of common stock equivalents:
Stock options	435	2,193	992	2,414
Convertible preferred stock	1,070	—	1,070	—

Weighted average diluted shares outstanding	71,808	72,700	72,424	73,107
(Loss) earnings from continuing operations per share — diluted	$(0.11)	$0.04	$(0.07)	$0.07

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
     We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region and (ii) the International region, consisting primarily of Europe, the Middle East region and Africa and the Asia-Pacific region. Our S1 Enterprise solutions target banks, credit unions and insurance companies. We have over 4,000 financial institution customers, the majority of which are located in the United States.
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
     In the third quarter of 2005, we began the process of reorganizing our business. In October 2005, we announced changes to our organization that will reduce operating costs and more effectively align our Company with the needs of our customers. We expect this realignment to reduce our annual operating expenses run-rate by $20 to $22 million by the end of the year. The expense reduction results from an approximate 8% reduction in employee headcount as well as consolidation of some facilities. In connection with this reorganizations, we recorded $4.3 million in restructuring costs in the third quarter of 2005, primarily related to termination benefits for six employees. We expect to record non-recurring charges of between $12 million and $13 million during the fourth quarter for employee termination benefits and costs to relocate and consolidate certain office facilities. The expense reductions primarily are related to our domestic and International financial institutions services solutions teams. The reductions include all functional areas of the groups affected. We expect cash payments associated with these actions totaling approximately $10 million to go out during the fourth quarter 2005.
     Throughout 2004 and 2005, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. In 2003, we released for general availability additional applications for the S1 Enterprise Platform including: retail Internet banking, small business Internet banking and corporate cash management. The third major release of S1 Enterprise, in August 2004, added a number of new applications to the S1 Enterprise Platform, including S1 Enterprise Teller, S1 Enterprise Sales and Service Platform, S1 Enterprise Call Center, S1 Enterprise Voice (powered by Edify) and S1 Enterprise Analytics. We anticipate that we will release our Enterprise 3.5 products from development in a Managed Introduction Program (MIP) beginning the first quarter of 2006. The MIP is designed to enable the entire organization to work with several customers in a real-world production environment. The MIP is expected to continue throughout most of 2006 and will include all of the released applications.
Acquisitions
     In the third quarter of 2005, we purchased substantially all of the assets of Providus Software Solutions, Inc., a wholly-owned subsidiary of Zions Bancorporation. We paid cash consideration of approximately $0.9 million upon the closing of the transaction and agreed to pay additional consideration based on the achievement of certain revenues through 2010. We believe this acquisition will add to our suite of compliance products. Any additional consideration will be accounted for as additional purchase price and will increase the goodwill amount associated with the Providus acquisition in the period in which such payment becomes issued or issuable.
     In the fourth quarter of 2004, we acquired Mosaic Software Holdings, Limited, a United Kingdom based provider of solutions that drive ATM/ point-of-sale and electronic payment networks. We believe the acquisition will add a leading financial transaction solution to S1’s suite of products and will enable S1 to offer financial services providers an ATM channel solution along with the S1 Enterprise integrated front-office suite. We have paid cash consideration of $37.0 million upon the closing of the transaction and may pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic achieving certain financial metrics during its fiscal year ending May 31, 2005. The agreement on the achievement of those metrics involves resolution of a contingency that remains in question as of the reporting date. The ultimate resolution of that contingency may result in payment of such consideration in the fourth quarter of 2005 or during 2006. Any additional consideration will be accounted for as additional purchase price and will increase the amount of goodwill associated with Mosaic in the period in which such payment becomes issued or issuable.
     In the third quarter of 2004, we acquired X/Net Associates, Inc., a Rochester, New York based provider of lending solutions. We believe this acquisition will strengthen our product offering around lending solutions and accelerate the development of additional lending functionality. In September 2004, we announced general availability of our S1 Lending Solutions product. We paid cash consideration of $4.0 million for this business. Under the agreement, additional consideration may be paid to one former shareholder of X/Net, who is currently an S1 employee, if certain financial metrics are achieved. There is a maximum of $1.0 million that can be earned in the period from August 1, 2004 through July 31, 2005 and $2.0 million that can be earned in the period from August 1, 2005 through July 31, 2006. We will record any such contingent consideration as compensation expense in the period in which such payment becomes issued or issuable. As of September 30, 2005, there has been no additional consideration paid in connection with the X/Net acquisition.
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

Comparison of the Three Months Ended September 30, 2005 and 2004
     Our results of operations for the three months ended September 30, 2005 included the acquired Mosaic business which was purchased during the fourth quarter of 2004 and the X/Net business which was purchased during the third quarter of 2004.
     Revenues. The following table sets forth our revenue data for the three months ended September 30, 2005 and 2004.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Quarter Ended September 30, 2005:
Core FI business	$6,684	$12,938	$17,697	$10,181	$648	$48,148
Edify	3,980	4,870	1,238	—	—	10,088
Eliminations	(71)	(290)	—	—	—	(361)

Total	$10,593	$17,518	$18,935	$10,181	$648	$57,875

Quarter Ended September 30, 2004:
Core FI business	$8,452	$11,294	$22,822	$9,153	$332	$52,053
Edify	3,077	4,791	1,141	—	—	9,009
Eliminations	(132)	(613)	(7)	—	—	(752)

Total	$11,397	$15,472	$23,956	$9,153	$332	$60,310

     Total revenues decreased by $2.4 million, or 4%, to $57.9 million for the three months ended September 30, 2005 compared to $60.3 million for the same period in 2004. Our financial institutions segment generated revenues of $48.1 million for the quarter ended September 30, 2005 compared with $52.1 million for the same period in 2004. Revenues for our Edify business were $10.1 million for the three months ended September 30, 2005 compared with $9.0 million for the same period in 2004. The overall decrease in revenues is primarily attributable to a decline in revenues from our Core FI business, offset in part by the revenues earned by the acquired Mosaic business and Edify businesses.
     The decline in revenues from our Core FI business during the third quarter of 2005 is primarily due to sales execution issues. Sales execution was impacted both in the US and International by the delay in release of the new Enterprise product as well as the distraction associated with the change in senior management and the anticipated reorganization. These declines were partially offset by the revenues earned from the acquired Mosaic business.
     Software license revenues for our financial institutions segment were $6.7 million for the three months ended September 30, 2005, a decrease of $1.8 million from the same period in 2004, due the factors listed above and the effect on the transition to subscription pricing, partially offset by license revenues earned from the acquired Mosaic business. In 2005, we are licensing a number of products primarily on a subscription basis, including Enterprise Platform Version 3 applications, Lending, Financial Reporting and Analytics and our suite of Community and Regional products. Subscription license revenue is recognized ratably over the term of the contract which is typically between 12 and 48 months whereas perpetual license revenue is generally recognized upon execution of the contract and delivery of the product or on a percentage of completion basis over the installation period. Subscription license revenues recorded in the third quarter of 2005 and 2004 were $1.4 million and $0.5 million, respectively. These subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements into one periodic fee and typically do not transfer the right to use at the end of its initial term. During the remainder of 2005, we expect to continue to recognize perpetual license revenue through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. As the ratio of subscription licenses sold increases, the amount of license revenue for any given period could decrease which could also decrease earnings. We believe the long term benefits of recurring subscription revenue outweigh any temporary impact on license revenue and earnings.
     Software license revenue of $4.0 million for our Edify business for the three months ended September 30, 2005 increased $0.9 million from the same period in 2004. This increase primarily resulted from higher volumes of direct sales. Edify’s products are sold on a perpetual license model.

     Support and maintenance revenues for our financial institutions segment were $12.9 million for the three months ended September 30, 2005 as compared to $11.3 million for the same period in 2004. The increase is primarily attributable to support and maintenance fees earned from the acquired Mosaic business. We believe that support and maintenance revenues from our financial institutions segment will grow sequentially each quarter. However, as subscription licenses include the right to receive support and maintenance, growth in subscription licenses will tend to diminish support and maintenance revenues over time as these fees will be included in license revenues.
     Support and maintenance revenues for the Edify business were $4.9 million and $4.8 million for the three months ended September 30, 2005 and 2004, respectively.
     Professional services revenues for our financial institutions segment were $17.7 million for the three months ended September 30, 2005, a decrease of $5.1 million from the same period in 2004. This decrease is principally attributable to a $1.7 million resulting from a change in estimated percentage of completion related to one significant customer implementation in the third quarter of 2004 and to the decrease in professional services revenues from our largest customer and the completion of several large projects, offset in part by service revenues from the acquired Mosaic business. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the timing of projects.
     The Edify business recorded $1.2 million for professional services revenues during the third quarter of 2005, an increase of $0.1 million from $1.1 million for the third quarter of 2004.
     Data center revenues were $10.2 million for the three months ended September 30, 2005, an increase of $1.0 million from the same period in 2004. The increase resulted from increases in the number of hosted customers. As we add hosted customers on our products and our existing customer base grows, we expect data center revenues to increase on a sequential quarter basis throughout 2005.
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
     Direct Costs and Gross Margins. Direct costs increased by $2.8 million to $27.6 million for the three months ended September 30, 2005 from the same period in 2004. Overall gross margins were 52% and 59% for the three months ended September 30, 2005 and 2004, respectively. The overall decrease in gross margins is primarily attributable to the mix of license revenues and services revenues.
     Direct costs and gross margin percentages exclude charges for depreciation of property and equipment.
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
     Software license costs for the Edify business increased $0.2 million for the three month period ended September 30, 2005 versus the prior year period due to higher license revenues and the mix of products sold.
     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $20.9 million for the three months ended September 30, 2005, an increase of $2.4 million from $18.5 million for the same period in 2004 primarily attributable to the acquired Mosaic business.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs increased $0.2 million to $4.2 million for the three months ended September 30, 2005 from $4.1 million for the same period in 2004. Gross margins for the data center increased from 56% in 2004 to 58% in 2005. Data center margins are expected to be between 55% and 58% for the remainder of 2005.
     Selling and Marketing Expenses. Total selling and marketing expenses increased by $2.2 million to $11.0 million for the three months ended September 30, 2005 from $8.9 million for the same period in 2004. This increase is primarily attributable to expenses related to the acquired Mosaic business and higher selling expenses related to the additional revenues in the Edify business.
     Product Development Expenses. Total product development expenses decreased by $0.2 million to $12.8 million for the three months ended September 30, 2005 from $13.0 million for the same period in 2004. This decrease is primarily attributable to a decrease in the use of outside contractors, offset in part by the expenses related to the acquired Mosaic business and an increase in headcount. As a percentage of revenues, product development expenses were 22% in the third quarter of both 2005 and 2004.
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
     General and Administrative Expenses. General and administrative expenses increased by $0.5 million to $7.5 million for the three months ended September 30, 2005 from $7.0 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 13% and 12% for the three months ended September 30, 2005 and 2004, respectively. The increase in general and administrative expenses is primarily attributable to the acquired Mosaic business.
     Depreciation. Depreciation was $2.3 million for the three months ended September 30, 2005 and $2.6 million for the same period in 2004.
     Restructuring Costs. We recorded restructuring charges in our FI business segment of $4.3 million during the third quarter of 2005. These costs consist of termination benefits paid to employees who have exited the business, included in these charges is non-cash stock compensation expense of $0.6 million. We expect to record restructuring charges of approximately $12.0 million to $13.0 million during the fourth quarter of 2005.
     Amortization of Other Intangible Assets. Amortization of other intangible assets increased $0.2 million to $0.4 million for the three months ended September 30, 2005 from $0.2 million for same period in 2004. Amortization expense is expected to be approximately $0.3 million in the fourth quarter of 2005.
     Interest and Other Income (Expense), Net. Interest and other income net was $0.7 million as compared to $0.2 million of expense for the three months ended September 30, 2005 and 2004, respectively. Interest income increased during the third quarter of 2005 due to the increase in interest rates and the mix of investments.
     Income Tax Expense. We recorded income tax expense of $0.2 million and $0.6 million during the three month periods ended September 30, 2005 and 2004, respectively.

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
     We incurred foreign income tax expense in certain European countries in the third quarter of 2005 and 2004. In 2005 and 2004, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal NOLs. In 2005, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Approximately $0.2 million of our income tax expense in the third quarter 2005 resulted from the release of the valuation allowance against pre-acquisition NOLs and does not represent anticipated cash taxes to be paid.
Comparison of the Nine months Ended September 30, 2005 and 2004
     Our results of operations for the nine months ended September 30, 2005 included the acquired Mosaic business which was purchased during the fourth quarter of 2004 and the X/Net business which was purchased during the third quarter of 2004.
     Revenues. The following table sets forth our revenue data for the nine months ended September 30, 2005 and 2004.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine months Ended September 30, 2005
Core FI business	$29,896	$39,772	$57,412	$29,728	$1,304	$158,112
Edify	8,286	14,171	3,165	—	—	25,622
Eliminations	(402)	(1,006)	—	—	—	(1,408)

Total	$37,780	$52,937	$60,577	$29,728	$1,304	$182,326

Nine months Ended September 30, 2004:
Core FI business	$23,470	$33,971	$62,356	$28,022	$2,000	$149,819
Edify	9,416	13,842	4,433	—	—	27,691
Eliminations	(539)	(1,086)	(69)	—	—	(1,694)

Total	$32,347	$46,727	$66,720	$28,022	$2,000	$175,816

     Total revenues increased by $6.5 million to $182.3 million for the nine months ended September 30, 2005 compared to $175.8 million for the same period in 2004, an increase of 4%. Our financial institutions segment earned revenues of $158.1 million for the nine months ended September 30, 2005 compared with $149.8 million for the same period in 2004. Revenues for our Edify business were $25.6 million for the nine months ended September 30, 2005 compared with $27.7 million for the same period in 2004. The overall increase in revenues is primarily attributable to the revenues earned by the acquired Mosaic business, offset in part by a decline in revenues in our core FI segment and from our Edify business.
     Software license revenues for our financial institutions segment were $29.9 million for the nine months ended September 30, 2005, an increase of $6.4 million from the same period in 2004. The overall increase in revenues is primarily attributable to the revenues earned by the acquired Mosaic business, offset by a decrease in our core FI business due to lower international sales. Software license revenues for our core FI business are lower due to the delay in delivery of the next version of our S1 Enterprise 3.5 products and the effect of the transition to a subscription based licensing model.
     Software license revenue of $8.3 million for our Edify business decreased $1.1 million from the same period in 2004. This decrease primarily resulted from lower volumes of direct sales due to turnover in the sales force during the first half of the year, offset in part by increased revenues in the third quarter of 2005 due to some add-on licenses for some large customers and the re-establishment of the sales force.

     Support and maintenance revenues for our financial institutions segment were $39.8 million for the nine months ended September 30, 2005 as compared to $34.0 million for the same period in 2004. The increase is primarily attributable to support and maintenance fees earned from the acquired Mosaic business.
     Support and maintenance revenues for the Edify business were $14.2 million for the nine months ended September 30, 2005, an increase of $0.3 million from the same period in 2004.
     Professional services revenues for our financial institutions segment were $57.4 million for the nine months ended September 30, 2005, a decrease of $5.0 million from the same period in 2004. This decrease is principally attributable to a $1.7 million resulting from a change in estimated percentage of completion related to one significant customer implementation in the third quarter of 2004 and to the decrease in professional services revenues from our largest customer and the completion of several large projects, offset in part by service revenues from the acquired Mosaic business. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the timing of projects.
     The Edify business recorded $3.2 million for professional services revenues during the first nine months of 2005, which compares to $4.4 million for the same period in 2004. This decrease is primarily attributable to a higher volume of sales through resellers during the first half of 2005 which do not include professional services in the arrangements.
     Data center revenues were $29.7 million for the nine months ended September 30, 2005, an increase of $1.7 million from the same period in 2004. The increase resulted from increases in the number of hosted customers.
     Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products.
     Direct Costs and Gross Margins. Direct costs increased by $5.0 million to $79.3 million for the nine months ended September 30, 2005 from the same period in 2004. Overall gross margins were 57% and 58% for the nine months ended September 30, 2005 and 2004, respectively.
     Direct costs exclude charges for depreciation and amortization of property and equipment.
     Cost of software licenses for our products sold in our financial institution segment includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our financial institution segment is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold.
     Software license costs for the Edify business decreased $0.9 million for the nine month period ended September 30, 2005 versus the prior year period. Software license gross margins for the Edify business were 81% for the nine month period ended September 30, 2005 as compared to 73% for the prior year due primarily to the mix of products sold.
     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $60.9 million for the nine months ended September 30, 2005, an increase of $7.6 million from $53.3 million for the same period in 2004. This increase was attributable to the professional services, support and maintenance costs associated with the acquired Mosaic business which was not included in the first nine months of 2004. Additionally in the first nine months of 2004, we reduced loss accruals related to contracts accounted for using percentage of completion accounting. These loss accruals were accrued during 2003 and reflected amounts by which our anticipated future costs would exceed the remaining unrecognized contractual revenues for those projects.
     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $0.4 million to $12.5 million for the nine months ended September 30,

2005 from $12.9 million for the same period in 2004. Gross margins for the data center increased from 54% in 2004 to 58% in 2005.
     Selling and Marketing Expenses. Total selling and marketing expenses increased by $6.4 million to $32.3 million for the nine months ended September 30, 2005 from $26.0 million for the same period in 2004. This increase is primarily attributable to expenses related to the acquired Mosaic business.
     Product Development Expenses. Total product development expenses decreased by $1.0 million to $39.3 million for the nine months ended September 30, 2005 from $40.3 million for the same period in 2004. This decrease is primarily attributable to a decrease in the use of outside contractors, offset in part by the expenses related to the acquired Mosaic business and an increase in headcount. As a percentage of revenues, product development expenses were 22% and 23% in the first nine months of 2005 and 2004, respectively.
     General and Administrative Expenses. General and administrative expenses increased by $3.9 million to $23.9 million for the nine months ended September 30, 2005 from $20.0 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 13% and 11% for the nine months ended September 30, 2005 and 2004, respectively. The increase in general and administrative expenses is attributable to an increase in headcount and professional accounting fees related to compliance with the Sarbanes-Oxley Act of 2002 and the acquired Mosaic business, offset in part by a decrease in legal fees related to corporate development activities and litigation matters in which we were involved in 2004.
     Depreciation. Depreciation was $7.4 million and $7.7 million for the nine months ended September 30, 2005 and 2004, respectively.
     Restructuring Costs. Restructuring costs of $4.3 million were recorded in the nine months ended September 30, 2005. These costs consist of termination benefits paid to employees who have exited the business, included in these charges is non-cash stock compensation expense of $0.6 million.
     Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.0 million for the nine months ended September 30, 2005 and $0.7 million for the same period in 2004. Amortization expense is expected to be approximately $0.3 million for the fourth quarter of 2005.
     Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $1.5 million and expense of $0.5 million for the nine months ended September 30, 2005 and 2004, respectively. Interest income increased during the first nine months of 2005 due to the increase in interest rates and the mix of investments. In the second quarter of 2004, we made a $0.8 million investment in an equity method investment which was expensed immediately under the equity method of accounting due to the fact that our share of the accumulated losses exceeded the investment amount.
     Income Tax Expense. We recorded income tax expense of $1.2 million and $1.1 million during the nine months ended September 30, 2005 and 2004.
     Loss from Discontinued Operations. We recorded a loss from discontinued operations of $1.0 million during the nine months ended September 30, 2004 related to our Davidge business which was sold in November 2004. During the nine months ended September 30, 2005, we recorded an income tax benefit of $0.5 million related to the final calculation of the taxable gain on sale of the Davidge business.

Liquidity and Capital Resources
     The following tables show information about our cash flows during the nine months ended September 30, 2005 and 2004 and selected balance sheet data as of September 30, 2005 and December 31, 2004:

	Nine months Ended September 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$10,484	$16,553
Change in operating assets and liabilities	(6,614)	(30,760)

Net cash provided by (used in) operating activities	3,870	(14,207)
Net cash provided by (used in) investing activities	12,937	4,121
Net cash used in financing activities	(3,585)	(8,935)
Effect of exchange rates on cash and cash equivalents	(538)	(53)

Net increase (decrease) in cash and cash equivalents	$12,684	$(19,074)

	As of
	September 30, 2005	December 31, 2004
	(In thousands)
Cash and cash equivalents	$55,907	$43,223
Short term investments	45,715	65,248
Working capital	101,935	105,232
Total assets	327,802	340,881
Total stockholders’ equity	248,245	254,996
     Operating Activities. During the nine months ended September 30, 2005, cash provided by operations was $3.9 million compared to cash used in operations of $14.2 million for same period in 2004. The improvement in net cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities and our improved operating results. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.
     Cash provided by operations for the nine months ended September 30, 2005 included the effects of:
•	our net loss of $4.5 million;

•	non-cash charges of $11.2 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $3.2 million;

•	a decrease in accrued expenses and other liabilities of $9.1 million, approximately $4.7 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $4.8 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter; and

•	changes in other operating assets and liabilities of $7.9 million.
     Cash used in operations for the nine months ended September 30, 2004 included the effects of:
•	our net income of $4.3 million;

•	non-cash charges of $10.4 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $1.1 million;

•	a decrease in accrued expenses and other liabilities of $11.2 million, including a $4.5 million payment for a settlement and approximately $3.0 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $11.6 million in accounts receivable due to the timing of billings and receipts of payment during the quarter; and

•	changes in other operating assets and liabilities of $7.2 million.

     In the third quarter of 2005, we recorded restructuring charges of $4.3 million, primarily consisting of employee termination benefits, including $0.6 million of non-cash stock compensation expense. In the fourth quarter of 2005, we expect to record additional restructuring charges of $12.0 to $13.0 million. We expect approximately $10.0 million of these charges to be paid during the fourth quarter of 2005. The remainder will be paid over the next 20 quarters.
     Investing Activities. Cash provided by investing activities was $12.9 million for the nine months ended September 30, 2005 compared to $4.1 million in the same period in 2004.
     In the first nine months of 2005, we:
•	converted $19.5 million, net, from short-term investments to cash and cash equivalents;

•	purchased $5.7 million of property and equipment; and

•	paid approximately $0.9 million in connection with the acquisition of the Providus business.
     In the first nine months of 2004, we:
•	paid $5.3 million in connection with the acquisition of the Indian development business and X/Net Associates, Inc.;

•	converted $15.3 million, net, from short-term investments to cash and cash equivalents;

•	invested $0.8 million in an unconsolidated subsidiary; and

•	purchased $5.2 million of property and equipment.
     In connection with the acquisition of Mosaic, the acquisition agreement stated that additional consideration of $15.0 million would be paid if certain financial metrics were achieved. The agreement on the achievement of those metrics involves resolution of a contingency that remains in question as of the reporting date. The ultimate resolution of that contingency may result in payment of such consideration in the fourth quarter of 2005 or during 2006.
     Financing Activities. Cash used in financing activities was $3.6 million and $8.9 million for the nine months ended September 30, 2005 and 2004, respectively.
     In the first nine months of 2005 and 2004, we received $1.1 million and $2.6 million from the sale of common stock under our employee stock option plans. We paid $1.3 million and $0.7 million, respectively, for capital lease obligations in the nine months ended September 30, 2005 and 2004. In the first nine months of 2005 and 2004, we repurchased $3.4 million and $10.8 million, respectively, of our common stock.
     In October 2003, our board of directors approved a $15.0 million stock repurchase program. Purchases under this program have been funded from available cash and cash equivalents. Through September 30, 2005, we had repurchased 2.0 million shares of our common stock for $15.0 million under this program. We completed this stock repurchase program in the second quarter of 2005.
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
     In general we do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. We entered into a long-term hosting agreement with a customer wherein S1 will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, during the quarter ended March 31, 2005, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract. As of September 30, 2005, the fair value of these options was $0.3 million.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 2005.

S1 CORPORATION
By:	/s/ Matthew Hale
Matthew Hale
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)