Form 10-K
period 2005-12-31
S1 CORP /DE/
filed 2006-03-16
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $0.01 per share
Title of Class
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of the common stock held by non-affiliates of the Registrant, computed using the closing price for the Registrant’s common stock on June 30, 2005, was $330,470,617.
     Shares of common stock outstanding as of March 1, 2006: 70,453,355
Documents Incorporated by Reference
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
     Portions of the definitive proxy statement for the annual meeting of shareholders to be held May 22, 2006, which the registrant intends to file no later than 120 days after December 31, 2005, are incorporated by reference in Part III.

S1 CORPORATION AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, 2005

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
Business Overview
     S1 develops software for Financial Institutions, primarily banks. Our Financial Institutions segment develops software that helps banks service their customers on both a self-service and full-service capacity. Our Risk and Compliance segment, primarily our financial reporting solutions business (“FRS”), develops software that helps banks comply with regulatory authorities’ requirements.
     We license banks the right to use our software through a direct sales channel and with channel partners including information systems integrators and select bank core processors. In addition to providing maintenance, support, enhancements and implementation services related to our software, in some circumstances we host the software for our bank customers in our datacenter.
     Our Financial Institutions segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, as well as full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. In the community bank and credit union market we provide on-line personal and business banking applications as well as a telephone banking application in a robust single-channel platform that offers an excellent balance between cost and feature set and performance for this highly competitive market. In addition, in 2004, we added Mosaic’s payments platform which provides software that operates ATM networks and Point of Sale debit card transaction processing networks.
     Through a series of acquisitions, we have assembled a set of software solutions that address fundamentally all the customer facing transactions and activities of a bank. These legacy products were written in different software programming languages. In 2001, we began combining the features, functions, business logic and data model for all the channels into one Java J2EE platform with an open architecture designed to provide for inter-operability and data sharing between various customer facing applications. This suite of products is known as S1’s Enterprise suite of products. Enterprise products are licensed on a module by module basis, for example internet personal banking or call center, and also can be implemented either in a single project or over a period of time as a full suite across all the customer facing applications of a bank.
     Our solutions address the needs of global, national, regional and community banks, credit unions, insurance companies, retailers and payment processors. We sell in four geographic regions: (i) the Americas, and (ii) Europe and Middle East (EME), (iii) Africa, and (iv) Asia-Pacific (APAC). Additional information about our business, geographic disclosures and major customers is presented in note 19 to our consolidated financial statements contained elsewhere in this report.
     In December 2005, we sold our Edify business, which delivered voice and speech recognition solutions to a range of industries, to Intervoice, Inc. We maintain a strategic reseller agreement with Intervoice to offer our customers the Edify voice and speech recognition solutions.

     Financial Institutions Segment
          Our customer-interaction solutions are primarily designed to help financial institutions improve revenue opportunities, reduce operating costs and enhance customer service by delivering multiple customer-facing applications that can be implemented independently or on a common platform.
          S1 applications help financial services providers better service their customers and sell financial products or services to their market segments, which include retail consumers, small businesses and global corporations. Our applications also help financial institutions lower the costs associated with supporting their infrastructure and servicing their customers and employees by providing a common set of technologies on which many of their front-office applications and customer information can reside.
          Our products can be hosted in our data center or implemented on-premise at a financial institution. The products can be branded and extended to meet the individual specifications of the financial institution. We provide professional services for the installation and integration of our products, product training, consulting and product enhancement services, all of which are focused on enabling our customers to maximize the value of our applications and meet their particular business needs and strategies.
          We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end-users who use the solutions we provide, subject to a minimum charge. We also generate recurring revenue by charging our customers a periodic fee for maintenance and support of the applications they have purchased. Recently, we have begun to license our solutions under what is known as a “term” or “right-to-use” basis, which also generates recurring revenue. This revenue is included in our software license revenue. In discussions with our customers and investors, we use the term “subscription” to be synonymous with a term license. Over time, we intend to license the majority of our applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract.
     Risk and Compliance Segment
          Under the FRS brand, our risk and compliance segment provides solutions to financial institutions worldwide that optimize regulatory reporting, financial intelligence and analytic solutions. More than 900 financial institutions, including 37 of the top 50 European financial institutions and 55 of the top 100 global institutions, utilize our financial reporting solutions. In 2005, we acquired we acquired substantially all the assets of Providus Software Solutions, Inc. in order, to expand our regulatory reporting offering to include operational risk management and compliance solutions. The Providus flagship product, RiskResolve, delivers advanced workflow, extensive reporting options and a catalogue of industry best practices to further support financial institutions’ efforts to achieve compliance efficiencies. The solution provides a sustainable compliance framework for multiple and overlapping regulatory mandates including Sarbanes-Oxley (SOX), Basel II, FDICIA, Gramm Leach Bliley Act (GLBA) and various anti-money laundering laws and regulations.
General Background
          S1 is headquartered in Atlanta, Georgia with 27 offices in 14 countries, including product development centers in Atlanta, Georgia; Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; West Hills, California; Pune, India; Dublin, Ireland; and Cape Town, South Africa. We have a global software and services organization with more than 3,500 financial institution customers. S1 is primarily focused on the financial services industry, but also delivers point-of-sale, and payment solutions to retailers and telecommunication companies.
          S1 was founded in 1996 when we started the world’s first Internet bank — Security First Network Bank. In 1998, we sold the banking operations to Royal Bank of Canada. We then focused on software development, implementation and services. Our core business was Internet banking and insurance for several years. Through a series of strategic acquisitions, we were able to execute our strategy of offering multiple applications that address all customer interaction channels and many bank officer support channels and workstations of financial services companies.

Financial Industry Background
          There are currently many factors influencing the formation of a new, more competitive environment for financial services providers. These factors include:
•	pressure to grow their businesses organically instead of through mergers/acquisitions;

•	increased security concerns and regulatory requirements; and

•	the need to minimize information technology and infrastructure costs while meeting the ever-rising consumer expectations for customer service and convenience.
          We believe that the above factors are influencing financial services companies to look for new ways to effectively service and sell their customers through all of their interaction channels, including the branch (teller and platform), call center, Internet, phone and ATM.
          As in some other industries, financial services providers can more cost-effectively grow their businesses by cross-selling additional products and services to their existing customers. This is difficult to do if they are not able to understand the needs of their customers and customer segment behavior and intelligently market services and products to these customers. S1 solutions are designed to not only provide financial institutions with greater insight into their customer data, but also into the transactions that their customers conduct.
          As each customer interaction channel was introduced, many financial institutions took a tactical approach in expanding their offerings, incrementally adding these new channels as they fit in with their evolving business plans. By and large, each channel functioned independently, with limited, if any, interactions and knowledge of the customer interactions occurring in the other channels. This silo-like infrastructure, often facilitated with several disparate vendors and technologies, has become too expensive for many institutions to support and too inefficient for consumers and businesses to utilize as a basis for interaction with their financial institution. By implementing multiple applications on a single technology platform – the long-term value proposition for many of our solutions — banks are able to reduce the number of technology platforms, interfaces and administrative resources associated with supporting their operations.
          We believe that financial institutions providing a unified experience for their customers across multiple points of interaction, delivered at the lowest possible price, will have a key competitive advantage. Financial institutions will need to deliver a consistent and compelling experience to their customers and provide them with products and services that better meet their needs and are relevant to their stage in life. We believe it is very challenging for financial institutions to deal with multiple channels, using different technologies, all of which must be integrated with a variety of legacy applications. Financial institutions must determine how to leverage their existing solutions while moving to new technologies that will protect their investments and better position them for the future.
          In addition to these broad industry drivers, there are catalysts that are driving technology refresh decisions in the branch and Internet markets. In October 2005, the Federal Financial Institution Examination Council (“FFIEC”) announced new guidelines for identity theft prevention for those institutions offering online banking. These guidelines call for multi-factor authentication of a user’s identity before that user is authorized to proceed in conducting an Internet transaction. Many internally developed systems or older systems either do not support these requirements or require a costly capital and/or expense investment to bring those systems into compliance. We believe that banks are likely to evaluate new technologies for their online banking offering to their on-line retail, small business and corporate banking clients. S1 is developing solutions in conjunction with other technology partners to ensure that our solutions can help our customers satisfy these guidelines.
          Bank branches have been experiencing a significant amount of attention in terms of technology investment over the past several years. Legislation referred to as “Check 21” in the United States, which has been enacted to recognize that an electronic check is a legal substitute for a paper based check, eliminating the need for actual paper exchange of the check for clearing and settlement purposes. While this legislation largely impacts back office clearing operations, the large benefit or opportunity for banks is in the front office deposit capture processes. Image capture at the point of deposit such as in Teller applications greatly improves the efficiency and accuracy of deposit taking, areas where S1 has a strong offering and complete solution
          We believe that these factors are influencing the decision on the part of many financial institutions of all sizes to consider new solutions to help them increase revenue opportunities, improve customer loyalty and reduce their costs. We believe S1’s products can address these needs.

S1 Solutions
          S1 has solution sets that address the various needs of the markets that we serve. For global, national and regional financial institutions, we offer the S1 Enterprise suite of products. This suite is comprised of an integrated set of solutions that cover internet, call center, teller and branch applications. By taking a customer-centric view, we expect that the S1 Enterprise will enable financial institutions to deliver a personalized, compelling experience to their retail, small business and corporate customers across multiple interaction channels. S1 Enterprise offers banking, insurance and marketing applications that can be used by both financial institution customers and financial institution employees, such as tellers, agents, brokers, and customer service representatives. We provide flexible, customizable solutions with a modular approach so financial institutions can make innovative changes within their operations at their own pace, while increasing revenue, lowering costs and building stronger customer loyalty.
          For community banks and credit unions, S1 offers a more simplified and packaged solution for Internet banking, telephone banking and ATM capabilities. These applications are designed to meet the needs of those organizations that have more limited internal IT resources, yet still want and need to aggressively compete with larger financial institutions in their target markets.
          For financial institutions, as well as retailers and payment processors, S1 offers advanced electronic payment capabilities, which help these organizations automate payments at the point-of-sale, whether that is a device in the store, an ATM, or over the phone or Internet.
S1 Vision and Strategy
          Our vision is to be the leading global provider of customer-facing solutions for financial and payments services. The key initiatives that support the execution of this vision are:
-	Achieve financial and operational stability by focusing on the satisfaction of our current customers across all product lines. In 2005, we generated approximately 78% of our revenues from the sale of licenses and services in the global financial services market and the remaining 22%, or approximately $45.4 million, from services provided to our principal insurance customer (State Farm Mutual Automobile Insurance Company). The State Farm revenue is expected to be approximately the same in 2006 as it was in 2005. In February 2006, we released a new version of our Enterprise solution to a small number of customers in our Managed Introduction Program (“MIP”). Following implementations of the MIP during 2006, we plan to make this version available to the broader market, likely beginning in the second half of 2006. We will continue to sell to our community bank customers and invest in the next-generation of Internet, voice and ATM banking solutions that meet their unique needs. We believe that there are opportunities for cross-selling our products and services across certain of our customer segments as we continue to enhance and add new solutions to our offering. We remain committed to our strategy of moving more of our business to a recurring license revenue model, as this will provide greater long-term revenue visibility and stability and higher operating margins. In addition to the recurring license and maintenance revenues we will earn, we expect to generate implementation fees from these sales.

-	Release quality software solutions to the market that help our customers differentiate themselves and be more successful. We intend to follow structured internal testing procedures, as well as testing our software in production environments at select customer sites. We believe an improvement in the quality of our software code, our implementation services, and our customer support processes will improve customer satisfaction and long-term profitability and will have a positive impact on our ability to sell additional applications to our customers and use them as references to help win future customers.

-	Invest in our people to build greater return for our customers and shareholders. We believe that our employees are at the core of our success. Based on input from the employees and the management team, we embrace corporate values that ensure all employees act with integrity through every customer and fellow employee interaction, have the tools and knowledge to do their jobs to the best of their ability, understand the specific standards of quality that are acceptable through a series of guiding principles, and take pride in the leadership position that we hold in the markets that we serve.
S1 Products
          S1 has products that span the front-office of financial services providers. In 2005, we realigned our business into business units to address the needs of the markets we serve. Each business unit has responsibility for their sales, marketing, professional services and customer support initiatives and is held accountable for customer satisfaction and profitability.

There are a few products, including our lending, payments, website solutions, and online bill-pay solutions that span multiple business units and can meet the needs of our complete customer base.
     S1 Retail Banking Solutions
          In the retail, consumer and small business banking markets, we offer Internet, branch, and call center solutions. These products are integrated on a common platform — the S1 Enterprise Platform — or can be delivered as standalone applications that work with our customers’ existing infrastructure. Throughout 2005, we worked diligently to improve the quality and breadth of functionality of our Enterprise suite of products, which includes the following solutions. We released these solutions into the Managed Introduction Program in February 2006 and we expect broader distribution later in the year. Our heritage branch solutions and the financial institutions operating this software will also continue to be an important component of our retail banking offering.
S1 Enterprise Applications
•	S1 Personal Banking gives individual consumers anytime, anywhere access to their accounts with our customer banks, including deposit, credit card and loan accounts via the Internet. Functions include the ability to utilize personal financial management capabilities, conduct and view transactions and statements online, transfer funds between accounts and pay bills electronically.

•	S1 Business Internet Banking is a comprehensive banking product geared to the unique needs of small business owner-operators. This solution helps banks drive additional revenue streams with advanced features such as daily account balance and transaction reporting, disbursement services, payroll, account transfers, wires, and electronic tax payments are delivered via the Internet. Personalization options simplify cash management tasks for easy organization, management and control of the funds of the small business owner.

•	S1 Teller is a “smart-client” teller application, meaning it has the capability to continue to perform and manage transactions whenever the bank may be offline, combining thin and rich client technologies to provide scalability, real-time connectivity, and low total cost of ownership with extensive offline capabilities. The application is highly flexible and customizable, and its centralized administration capabilities enable quick and efficient rollout of new products, features, and upgrades. Generally, this product is utilized by the customer’s employees to deliver personalized service to their customers who physically enter their financial institution.

•	S1 Sales & Service Platform provides a robust set of transactional capabilities and embedded relationship management tools to the branch personnel of the bank. With real-time information from all channels and advanced features that support selling, branches can significantly improve their visibility of potential cross-sell and up-sell opportunities, and have the tools to act on those opportunities.

•	S1 Call Center offers a full set of workflows, transactions and core services organized into an efficient agent desktop application that meet the specialized needs of the call center environment. In addition to the core services found in the teller and platform applications, S1 Enterprise Call Center provides customer information, sales and service capabilities, process flow, reporting, and the fulfillment management specific to call center agents and operations.

•	S1 Analytics features easy to use analytical and segmentation tools, comprehensive campaign development and management capabilities, and a unique methodology to drive the results of CRM out to all channels. It permits real time access to customer contact and value information, as well as target campaigns, and significantly enhances the value of CRM efforts.
S1 Heritage Branch Applications
•	S1 Check Truncation module enables S1 Branch Solutions to process checks electronically in accordance with the “Check 21” legislation that went into effect on October 28, 2004. By processing check images electronically, banks are able to reduce their processing costs, provide immediate credit to customers’ accounts, and reduce check fraud.

•	S1 Teller, a more traditional, functionally rich client-server based technology, provides the complete set of transactions and core services necessary for fulfilling the rigorous requirements of today’s teller environment, including host communications, sharing and storing of information, cumulative totals, electronic journal, transaction security and approval, and balancing aids.

•	S1 Sales and Service Platform, which also incorporates a functionally rich client-server based technology, includes an extensive set of transactions, sales tools, and core services that expedite selling new products, as well as servicing existing accounts.

•	S1 Banking Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management specific to call center operations. The S1 Banking Call Center application integrates with other call center technologies, including integrated voice response (IVR) systems, computer telephony integration servers, and automatic call distributor systems.

•	S1 Marketing Center supports the planning and execution of marketing campaigns based on multiple segmentations of customers and prospects. It includes robust inbound and outbound telemarketing features that can be combined with advanced Computer Telephony Integration (CTI) functionality to enhance the efficiency of our customer’s marketing personnel.
S1 Wholesale Banking Solutions
The S1 Wholesale Banking Solutions Group delivers corporate cash management and trade finance solutions to many of the world’s most advanced, global financial services companies.
•	S1 Corporate Banking is a comprehensive Internet-based cash management solution that enables financial institutions to better serve large and medium corporations on a local, regional and global basis. This application offers multi-lingual, multi-currency cash and liquidity management services, which includes functions such as information reporting, global payments, check services, file services and customer administration on a global basis.

•	S1 Trade Finance solutions help financial institutions increase the efficiency of processing their trade transactions. S1 Trade Finance delivers one integrated system to create and report on trade documents from purchase order, to letter of credit, to direct collections. This solution enhances the risk evaluation process for global trade using optimized workflow and reporting and delivers up-to-date status reports on all outstanding trade finance engagements. It also enables banks to offer value added services to their commercial customers in managing purchase orders and settlement.
S1 Community Banking and Payments Solutions
Established to design and deliver solutions that meet the specific needs of regional and community banks and credit unions, the Community Financial Group has a suite of internet and voice banking solutions.
•	S1 IBS Cash Management System is designed to help community banks deliver services to small businesses. Functions include integrated front and back office systems, multiple payment vehicles such as domestic and SWIFT wires, ACH, and EFTPS, integration with the IBS retail Internet banking application and EDI data display.

•	S1 Internet Banking System (IBS) Retail Banking is designed specifically with the unique needs of the community banking market in mind. This turn-key application includes functions such as the ability to view statements, account activity, and cleared and pending transactions online, to transfer funds between accounts and to pay bills electronically.

•	S1 Voice Banking delivers IVR functionality in a stable, flexible, Windows-based application. With the push of a button, users can check on a deposit or account balance, find a CD rate, pay bills or transfer funds.

•	Postilion, S1’s payment solution, is used by financial institutions, retailers and processors to drive electronic payments through ATMs, point-of-sale terminals, phones and Internet access points. It is a modularized family of products that can be implemented in large financial institutions as well as smaller community and regional banks and credit unions.
S1 Lending Solutions
S1 offers both consumer and commercial lending solutions on a common platform to both the Retail Banking Solutions Group and the Community and Regional Banking Group.
•	S1 Consumer Lending offers highly customizable, complete credit origination system designed for indirect, direct, credit card, home equity and revolving credit lending, to be used in conjunction with multiple scoring and decision support tools.

•	S1 Business Lending is a complete workflow solution that supports the processing of a financial institution’s small business lending requirements from data entry through qualification, notification, closing and document delivery.
Risk and Compliance Solutions
•	FRS, our suite of financial reporting solutions, provides financial institutions worldwide with a suite of optimized regulatory reporting, financial intelligence and analytic solutions. FRS FinancialAnalytics provides a consolidated global data foundation to help banks prepare and comply with Basel II and IAS. These solutions ease the burden of complying with national regulatory reporting requirements of central banks, monetary authorities, and other financial regulators in more than 20 countries. More than 900 financial institutions utilize our financial reporting solutions.

•	RiskResolve delivers advanced workflow, extensive reporting options and a catalogue of industry best practices to further support financial institutions’ efforts to achieve compliance efficiencies. The solution provides a sustainable compliance framework for multiple and overlapping regulatory mandates including Sarbanes-Oxley (SOX), Basel II, FDICIA, Gramm Leach Bliley Act (GLBA) and various anti-money laundering laws and regulations.

Additional Solutions
•	S1 Website Solutions is a virtual financial lobby which provides customers with a destination web site or portal that gives them access to product information, news and other content, as well as community pages and bulletin boards. The S1 Customer Center enables financial institutions to efficiently create, manage and quantify their web presence.

•	The S1 online adoption solution, marketed as S1 to One Solutions, is designed to help financial institutions of all sizes improve their base of active online users. These solutions range from marketing support to educational programs.

•	Pay Anyone Bill-Pay services offered through partnerships with Checkfree and Princeton through all of our personal on-line banking applications.

•	Account Aggregation. Through a reseller agreement with Yodlee, Inc. (described in Note 20 to our consolidated financial statements included elsewhere in this report) we provide account aggregation capabilities, which allow the delivery of an integrated balance sheet consolidating, organizing and presenting a consumer’s personal account information from a variety of providers for confidential viewing and access.

•	Voice and Speech Recognition. Through a strategic relationship with Edify Corporation (now a wholly owned subsidiary of Intervoice, Inc., we provide advanced voice and speech recognition solutions. Edify’s voice solution was one of the first third-party solutions to integrate with the S1 Enterprise Platform. Through this solution, customers benefit from an ability to provide one view of the transactions, transaction history and total banking relationship by providing a consitent view between S1 Enterprise and Edify / Intervoice.
S1 Services
          We provide services to assist our customers in the planning, implementation and customization of their applications as well as ongoing maintenance and support and, if desired, application hosting services.
     S1 Hosting Services
          Our hosting services provide systems outsourcing, operational management and control across the full range of personal, small business and corporate cash management internet banking applications, insurance and loan applications. We host S1 applications for more than 400 customers in our global data center facility in Atlanta, which handles more than 2.5 million transactions every day. Our mature operating environment was designed to address mission-critical operations for financial applications, such as security, recovery and availability of data. Our global data center is a hardened facility that can scale to support large volumes of customers.
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
     S1 Professional Services
          Our professional services team helps financial institutions implement the S1 product solutions. Our professional services organization is engaged in the following activities:
•	Project Management — Our project managers are responsible for oversight of services projects throughout the implementation cycle;

•	Custom Software Development — Our software developers customize certain software solutions to meet the specific business requirements of our customers — from analysis and design to building and testing;

•	Technical Services — Our technical services teams will design, implement and test the servers and network infrastructure to support our solutions. Our expertise includes software integration, database services, networking and the applications skills required to deliver secure, robust solutions;

•	Educational Services — Our training professionals help financial institutions train their employees to use our solutions to better serve their customers; and

•	Web Design Services — Our web design group is available to assist with delivery of a complete web presence for financial institutions.
Customers and Markets
          We provide solutions to all sizes of financial institutions, ranging from global financial services organizations to community banks and credit unions. Currently, we serve more than 3,500 banks, credit unions and insurance providers and retailers.
          We also provide custom product development, implementation, and hosting services to State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank. Revenues from State Farm were 21%, 23% and 22% of our revenues from continuing operations during the years ended December 31, 2003, 2004 and 2005, respectively. We expect revenues from this customer to be between $44 million and $48 million in 2006.
Strategic Alliances and Partners
          We have built a global network of more than 50 alliances, allowing us to more fully extend our expertise, capabilities, and reach within the financial services industry. We have established strategic, technology, and channel relationships with a number of organizations. We have alliances with companies such as IBM and numerous core processing vendors, such as Misys, Fiserv, and Fidelity National. We also have relationships with key technology providers, including bill payment providers, credit card processing vendors and printed product vendors. In certain geographies, including Asia, the Middle East and some European countries, we are using partners as our primary sales channel to increase our market reach.
Sales and Marketing
          Each business unit maintains its own sales and marketing team which are focused on marketing their specific solutions to their target market. We reported revenues from continuing operations of $221 million, $206 million and $204 million in 2003, 2004 and 2005, respectively, of which 70%, 80% and 73%, respectively, were attributed to sales in the United States.
          In the United States, we have a direct sales team that call on financial institutions continuously to identify sales opportunities. This group primarily calls on new prospects in the market place. We also sell to existing customers through dedicated relationship managers (“RMs”). These RMs are responsible for the full relationship with the customer including cross-selling new and add-on applications and services. Our applications are designed and are built on a variety of standardized open technologies that we license and integrate into our products. The sales cycle for large financial institutions generally lasts from six to 18 months. Contracts with these large financial organizations typically have multi-year terms. Sales to the small community and regional financial institutions are typically executed by both direct and telephone-based sales teams. The sales cycle for these small to mid-sized financial organizations generally lasts from six to nine months, and the contracts entered into with them typically provide for direct delivery and service requirements. In addition, we have relationships with resellers that expand our market penetration through an indirect channel.
          In the EME geography, we sell primarily through direct sales in specific territories such as the United Kingdom, Belgium, the Netherlands, Germany, France, Luxemburg, Spain and Portugal, and through resellers in other areas such as Greece, Israel, Switzerland, Italy, the Nordics, Eastern Europe and the Middle East. In Africa, we sell on a direct sales and reseller basis. In the APAC geography, our sales efforts are focused primarily through resellers in countries such as China, Hong Kong, Taiwan, Thailand, Indonesia, Malaysia, Singapore, Australia and New Zealand.
          Within each group are trained sales support personnel and solutions architects who provide functional and technical expertise to maximize the customer’s understanding of S1’s solutions.

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
Product Development
          We develop the majority of our product solutions in one or more of our development centers. Each major product group has dedicated development centers. There are several centers in the United States. Internationally, we have centers located in Dublin, Ireland and Capetown, South Africa. In addition, all of groups utilize resources from our Pune, India location to augment their staff and in-source whole product solutions.
          We spent $37.2 million, $43.6 million and $40.2 million on product development efforts for our financial institutions segment in 2003, 2004 and 2005, respectively. During 2006, we expect product development costs for our financial institutions segment to be between $36 million and $39 million.
Competition
          The market for financial software is competitive, rapidly evolving and subject to technological change. We currently perceive our near-term competition as coming from four primary areas: (1) proprietary in-house development organizations of financial institutions, (2) best-of-breed solution vendors, (3) core processing vendors and (4) enterprise solution vendors. We perceive our long-term competition as coming from other enterprise software vendors, but most of our competition arises from single channel solutions providers.
     In-house Development Organizations
          We believe that banks will need to determine if they want to be in the software business or in the financial services business. We believe financial organizations may encounter the following challenges when building financial software in-house:
•	building, maintaining and upgrading an in-house solution can be very costly;

•	attracting and retaining the necessary technical personnel can be difficult and costly; and

•	technological development may be too far outside the financial organization’s core competencies to be effective or successful.
          Generally, only the very large banks have a bias to develop solutions internally.
     Single-Point Solution Vendors
          These vendors offer solutions for a specific line of business and/or channel for the financial institution. In the retail Internet banking space, we compete primarily with Digital Insight Corporation, Financial Fusion (a division of Sybase, Inc.), and Corillian Corporation. In branch banking, we compete primarily with Argo Data Resource, Inc. and Fidelity Information Services, Inc. In business banking, we compete primarily with Fundtech Ltd., P&H Solutions, Financial Fusion, Inc. and Digital Insight Corporation. We believe the disadvantages associated with single point solution providers include:
•	integrating applications and channels from multiple vendors may greatly lengthen a financial organization’s time-to-market and implementation costs;

•	operating and upgrading solutions from multiple vendors is typically very costly; and

•	a combination of best-of-breed solutions across different channels does not provide a single view of the customer.
     Core Processing Vendors
          These vendors offer data processing services and outsourcing for financial institutions’ systems of record. In this space, we compete with companies such as Fidelity National, Metavante, Fiserv, Inc. and Jack Henry and Associates, Inc. A number of these companies offer front-office products within a packaged pricing scheme integrated with their core back-office capabilities. We believe the primary disadvantage of this approach is that these front-office applications will lag behind the market to some degree in terms of functions and features and are of a secondary focus to the vendor behind their back-office products and services.

    Enterprise Solution Vendors
          As we continue to introduce new releases of our Enterprise products in 2006, we believe we may increasingly see interest and competition from various enterprise software and solution providers, such as SAP and Oracle, due to their acquisitions of Siebel Systems, Inc. and PeopleSoft, Inc. We believe our advantage in the financial services market will continue to stem from our deep domain knowledge and tight integration with the various key business systems within our financial organization customers base. Additionally, we believe our large installed base will differentiate our ability to establish, deliver and maintain our core market over time. In addition, we believe our large installed customer base gives us a distinct advantage in serving the needs of this market segment.
Government Regulation
          We are subject to examination by, and are indirectly regulated by, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the various state financial regulatory agencies that supervise and regulate the banks and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include our internal controls in connection with our performance of data processing services and the agreements giving rise to those processing activities as well as certain design specification of our software licensed to financial institutions.
          Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, many legislative and regulatory actions have been enacted or are pending at the state and federal level with respect to privacy. Further, we and our customers may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and is currently considering other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We are also subject to encryption and technology export laws which, depending on future developments, could adversely affect our business.
Employees
          As of February 28, 2006, we had approximately 1,484 employees, including 757 in customer support, hosting services and professional services, 96 in sales and marketing and 435 in product development. In addition to full-time employees, we have used the services of various independent contractors primarily for professional services projects and product development.
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

Item 1A. Risk Factors
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
•	we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;
•	as we transition from selling our financial institutions products on a perpetual license to a term or subscription license, we cannot accurately predict how long it will take to complete this transition or the mix of perpetual licenses to term licenses sold in any one quarter. Term licenses significantly reduce the amount of revenue recognized in the first year of the contract, but is intended to increase the overall revenue earned from the customer during the typical customer life cycle;
•	the length of our sales cycle to large financial organizations generally lasts from six to eighteen months, which adds an element of uncertainty to our ability to forecast revenues;
•	if we fail to introduce new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;
•	our ability to expand the mix of distribution channels through which our products are sold may be limited;
•	our products may not achieve widespread consumer acceptance, which could cause our revenues to be lower than expected;
•	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and / or the gross margins associated with this revenue;
•	our sales may be constrained by the timing of releases of third-party software that works with our products;
•	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses in the short term if revenues decrease; and
•	the migration of our license sales model to be more focused on recurring revenue contracts may result in less predictable revenue due to an inability to predict the rate at which it is adopted by our customers, or the rate at which it may be deferred.
In 2006, we will depend on one customer for a significant portion of our revenue and if that customer terminates its contract with us, our revenues and financial performance would decline
          In 2005, we derived 22% of our total revenues from continuing operations from one customer. This customer accounted for 21% and 23% of our total revenue from continuing operations in 2003 and 2004, respectively. Over the past three years, this customer has moved from a period of heavy investment and is now entering a more stable maintenance state with their applications. We expect revenues from this customer to be between $44 million and $48 million in 2006.
System failures or performance problems with our products could cause demand for these products to decrease, require us to make significant capital expenditures or impair customer relations
          There are many factors that could adversely affect the performance, quality and desirability of our products. In certain instances, product releases have been delayed. This has impacted and may continue to impact or prevent these products from gaining market acceptance. These factors include, but are not limited to the following:
•	delays in completing and/or testing new products, resulting in significant delays;
•	extraordinary end-user volumes or other events could cause systems to fail;
•	our products could contain errors, or “bugs”, which could impair the services we provide;
•	during the initial implementation of some products, we have experienced significant delays in implementing and integrating software, and we may experience similar difficulties or delays in connection with future implementations and upgrades to new versions; and

•	many of our products require integration with third-party products and systems, and we may not be able to integrate these products with new or existing products.
We have experienced substantial losses in the past and may not achieve or maintain profitable operations in the future
          We incurred losses from continuing operations in fiscal years 2003 and 2005. We are beginning the transition from a perpetual license revenue model to a term or subscription license model which may significantly reduce the amount of revenue in any one quarter during the transition. As a result, we could experience losses, which could negatively impact the value of our common stock.
We are engaged in offshore software development activities, which may not be successful and which may put our intellectual property at risk
          In order to optimize available research and development resources and meet development timeframes, in 2002, we acquired a development center in Dublin, Ireland. In 2004, we acquired an Indian based development center. This center had been operated by a third party since 2002. In 2004, associated with our acquisition of Mosaic, we acquired a development center in Cape Town, South Africa. While our experience to date with these offshore development centers has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:
•	communications and information flow may be less efficient and accurate as a consequence of the time, distance and language differences between our primary development organization and the foreign based activities, resulting in delays in development or errors in the software developed;
•	potential disruption from the involvement of the United States in political and military conflicts around the world;
•	the quality of the development efforts undertaken offshore may not meet our requirements because of language, cultural and experiential differences, resulting in potential product errors and/or delays;
•	we have experienced a greater level of voluntary turnover of personnel in India than in other development centers which could have an adverse impact on efficiency and timeliness of development as well as the opportunity for misappropriation of our intellectual property;
•	in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk of the potential for misappropriation of our intellectual property that might not be readily discoverable; and
•	currency exchange rates could fluctuate and adversely impact the cost advantages intended from maintaining these facilities.
We are involved in litigation over proprietary rights, which may be costly and time consuming
          From time to time, we have received claims that certain of our products, or other proprietary rights require a license of intellectual property rights of a party and infringe, or may infringe, the intellectual property rights of others. Those claims, with or without merit, could:
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
Acquisitions and divestitures may be costly and difficult to integrate / divest, divert management resources or dilute stockholder value
          We acquired three companies in 2004 and one company in 2005. We also divested one company in 2004 and one company in 2005. The integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. With acquisitions made prior to 2001, we have encountered difficulties, costs and delays in integrating the acquired operations with our own and may continue to do so in the future. Among the issues related to integration are:
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
A significant portion of our customers are in a consolidating financial services industry, which is subject to economic changes that could reduce demand for our products and services
          For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking industry and other financial services firms such. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged into or acquired by another company.
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
•	actual or anticipated variations in our quarterly operating results;
•	21% of our common stock is owned by 5 institutions, a rapid change in position of any one of these holders could cause a significant drop in our stock price if market demand is insufficient to meet sales demand;
•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the computer software, electronic commerce and Internet industries;
•	changes in the market valuations of other technology companies;
•	developments in Internet regulations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	unscheduled system downtime of our products in either a hosted or in-house environment;
•	additions or departures of key personnel; and
•	sales of our common stock or other securities in the open market.
Future sales of our common stock in the public market could negatively affect our stock price
          If our stockholders sell substantial amounts of our common stock, including shares issued when options and warrants are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of March 1, 2006, we had 70.5 million shares of common stock outstanding, assuming no exercise of outstanding options or warrants or conversion of preferred stock. As of March 1, 2006, there were outstanding employee stock options to purchase 14.7 million shares of our common stock and 0.8 million shares of preferred stock convertible into an aggregate of 1.1 million shares of our common stock. The common stock issuable after vesting and upon exercise of these options and warrants and upon conversion of this preferred stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall. By exercising their registration rights and causing a large number of shares to be sold in the public market, these stockholders could cause the market price of our common stock to fall.
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
          We maintain international offices and portions of our maintenance, consulting, and research and development operations in Europe, Africa and Asia. Therefore, our operations may also be affected by economic conditions in international regions. The risks associated with international operations may harm our business.
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

Item 1B. Unresolved Staff Comments.
          Not applicable.
Item 2. Properties.
          Our executive offices and our corporate headquarters for our financial institutions segment are located in Atlanta, Georgia. For our financial institutions segment, our primary office for EME operations is in the London metropolitan area, our primary office for our Africa operations is in Capetown, South Africa and our primary office for APAC operations is in Singapore. Our risk and compliance segment maintains its primary office in Brussels, Belgium. Our global data center is located in the Atlanta metropolitan area. We maintain additional domestic offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Deerfield Beach, Florida; Denver, Colorado; Fairport, New York; and West Hills, California. We maintain additional international offices in Beijing, Hong Kong, Johannesburg, Lisbon, Luxembourg, Madrid, Melbourne, Munich, Paris, Pune, Rotterdam and Surrey. We lease all of our office locations and our data center facility.
Item 3. Legal Proceedings.
          Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.
          As reported in previous filings with the SEC, S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. The trial related to Tradecard’s suit began on March 6, 2006 and is expect to continue through March 24, 2006. We believe that the plaintiff’s claims are not meritorious and are continuing to vigorously defend the suit.
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

	High	Low
2004
First Quarter	$9.73	$6.66
Second Quarter	10.65	7.60
Third Quarter	9.94	7.27
Fourth Quarter	10.08	7.91

2005
First Quarter	$9.08	$6.73
Second Quarter	6.99	4.11
Third Quarter	5.42	3.71
Fourth Quarter	4.67	3.51
          As of the close of business on March 1, 2006 there were 580 holders of record of our common stock. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future, although there are no restrictions on our ability to do so.
          (b) Not applicable.
          (c) Not applicable.

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

	Year Ended December 31,
	2001 (1)	2002 (2)(3)	2003 (3)	2004 (3)(4)	2005 (3)(5)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$220,299	$236,684	$220,953	$206,353	$204,068
(Loss) income from continuing operations	(199,513)	(5,632)	(2,540)	7,640	(27,367)
(Loss) income from discontinued operations	(22,030)	(10,765)	(35,632)	7,930	26,310
Net (loss) income	(221,543)	(16,397)	(38,172)	15,570	(1,057)

(Loss) earnings per share:
Basic:
Continuing operations	$(3.37)	$(0.08)	$(0.04)	$0.11	$(0.39)
Discontinued operations	(0.37)	(0.16)	(0.51)	0.11	0.37

Net (loss) income per share	$(3.74)	$(0.24)	$(0.55)	$0.22	$(0.02)

Diluted:
Continuing operations	$(3.37)	$(0.08)	$(0.04)	$0.10	$(0.39)
Discontinued operations	(0.37)	(0.16)	(0.51)	0.11	0.37

Net (loss) income per share	$(3.74)	$(0.24)	$(0.55)	$0.21	$(0.02)

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$106,366	$94,162	$76,713	$43,223	$85,108
Short-term investments	42,235	48,523	87,477	65,248	44,170
Working capital	129,827	120,864	125,940	105,715	106,250
Goodwill, net	79,723	106,971	93,462	117,699	125,808
Total assets	372,037	376,974	337,088	341,364	344,523
Capital lease obligation, excluding current portion	1,450	185	523	1,572	791
Stockholders’ equity	274,618	279,761	243,814	254,996	252,386

	Year Ended December 31,
	2001 (1)	2002 (2)(3)	2003 (3)	2004 (3)(4)	2005 (3)(5)
	(in thousands)
Other Selected Data:
Cash (used in) provided by operating activities	$11,894	$21,421	$22,374	$(15,244)	$(236)
Depreciation	26,798	21,194	15,863	9,350	9,198
Amortization and impairment of acquisition intangible assets	60,012	15,943	1,024	878	1,322
Weighted average common shares outstanding —basic	59,242	67,725	69,872	70,613	70,359
Weighted average common shares outstanding — diluted	n/a	n/a	n/a	73,130	n/a

(1)	Our net loss and net loss per share for the year ended December 31, 2001 were affected by the loss on the sale of VerticalOne of $52.3 million and charges of $61.9 million from our equity investment in Yodlee.

(2)	Our net loss, net loss per share and cash flows for the year ended December 31, 2002 were affected by the results of operations from acquired businesses, including Software Dynamics, Inc. (September 2001), Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd. (March 2002). Revenues and expenses from the operations of these acquired businesses were included in our operations from their respective dates of acquisition.

(3)	Our results for the years ended December 31, 2002, 2003, 2004 and 2005 were positively affected by the adoption of a new accounting principle, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Effective January 1, 2002, we stopped amortizing goodwill and assembled workforce, which was reclassified to goodwill.

(4)	Our net income for the year ended December 31, 2004 includes the gain on disposal of discontinued operations of $9.3 million.

(5)	Our net loss for the year ended December 31, 2005 includes the gain on disposal of discontinued operations of $25.0 million. Our net loss, net loss per share and cash flows for the year ended December 31, 2005 were affected by the results of operations from the acquired business, Mosaic Software Holdings Limited (November 2004). Revenues and expenses from the operations of the acquired business were included in our operations from its respective date of acquisition.

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
Executive Overview
     S1 develops software for Financial Institutions, primarily banks. Our Financial Institutions segment develops software that helps banks service their customers on both a self-service and full-service capacity. Our Risk and Compliance segment, primarily our financial reporting solutions business (“FRS”), develops software that helps banks comply with regulatory authorities’ requirements.
     We license banks the right to use our software through a direct sales channel and with channel partners including information systems integrators and select bank core processors. In addition to providing maintenance, support, enhancements and implementation services related to our software, in some circumstances we host the software for our bank customers in our datacenter.
     Our Financial Institutions segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, as well as full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. In the community bank and credit union market we provide on-line personal and business banking applications as well as a telephone banking application in a robust single-channel platform that offers an excellent balance between cost and feature set and performance for this highly competitive market. In addition, in 2004, we added Mosaic’s payments platform which provides software that operates ATM networks and Point of Sale debit card transaction processing networks.
     Through a series of acquisitions, we have assembled a set of software solutions that address fundamentally all the customer facing transactions and activities of a bank. These legacy products were written in different software programming languages. In 2001, we began combining the features, functions, business logic and data model for all the channels into one Java J2EE platform with an open architecture designed to provide for inter-operability and data sharing between various customer facing applications. This suite of products is known as S1’s Enterprise suite of products. Enterprise products are licensed on a module by module basis, for example internet personal banking or call center, and also can be implemented either in a single project or over a period of time as a full suite across all the customer facing applications of a bank.
     We sell customer-interaction software and services to financial services companies to help automate transactions over the Internet, branch, call center, ATM and point-of-sale devices. We have multiple solution sets that address the needs of global, national, regional and community banks, credit unions, insurance companies, retailers and payment processors. In addition, our financial and regulatory solutions, marketed under the FRS brand, assist financial institutions in meeting regulatory and compliance requirements. We sell our solutions to small, mid-sized and large financial organizations in four geographic regions: (i) the Americas, and (ii) Europe and Middle East (EME), (iii) Africa, and (iv) Asia-Pacific (APAC). Additional information about our business, geographic disclosures and major customers is presented in note 19 to our consolidated financial statements contained elsewhere in this report.
     In 2005, within our Financial Institutions business, we generated approximately 25% of our revenues from services provided to our major customer, State Farm Mutual Automobile Insurance Company. Revenue from State Farm was approximately $45 million and $48 million in 2005 and 2004, respectively, and is expected to be between $44 million to $48 million in 2006. The remainder of the revenue was generated from the sale of licenses, professional services, maintenance and hosting services in the global financial services market.

     Throughout 2004 and 2005, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. The S1 Enterprise Platform includes the following applications: retail Internet banking, small business Internet banking, corporate cash management, teller, sales and service, call center, voice banking and analytics. These can be sold as stand-alone applications or as an integrated suite of products. In 2006, we will focus on delivering quality solutions on the S1 Enterprise Platform. We released our Enterprise 3.5 products from development in a Managed Introduction Program (MIP) in February 2006. The MIP is designed to enable the entire organization to work with several customers in pre-product and live production environments. The MIP is expected to continue throughout most of 2006 and will include all of the released applications. Additionally, we will invest in our next-generation community banking solution which will include our packaged Internet and voice banking solutions, and the payments engine of our Postilion payments solution.
     Historically, we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. If the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     Excluding merger related costs and restructuring charges of $15.6 million in 2003 and $15.0 million in 2005, our total operating expenses were $232.0 million in 2005, $195.8 million in 2004 and $223.5 million in 2003. In 2005, we completed the process of restructuring the Financial Institutions business in which we reorganized our operating structure. Under the new structure, we are organized as business units designed around products and addressable markets. We believe that the new structure will more effectively align the company with the needs of our customers. In total, we eliminated approximately 120 positions worldwide and closed or consolidated several office facilities. We continue to look for additional ways to streamline our global operations and continue to use a disciplined approach to control costs throughout our organization.
2005 Business Acquisitions
     In the third quarter of 2005, we purchased substantially all of the assets of Providus Software Solutions, Inc., a wholly owned subsidiary of Zions Bancorporation that offered risk management and regulatory compliance products. We paid cash consideration of $0.9 million, including approximately $20,000 in acquisition costs, upon the closing of the transaction and agreed to pay additional consideration based on the achievement of certain revenue targets through 2010. We believe this acquisition will add to our suite of compliance products. Any additional consideration will be accounted for as additional purchase price and will increase the goodwill amount associated with the Providus acquisition in the period in which such payment becomes issued or issuable. Zions continues to be a customer of S1 for both risk and compliance products as well as retail banking products. The acquisition was accounted for separately from the existing relationship with Zions. The acquired Providus business is part of our risk and compliance segment.
2004 Business Acquisitions
     In the fourth quarter of 2004, we acquired Mosaic Software Holdings, Limited, a United Kingdom based provider of solutions that drive ATMs and electronic payment networks. This acquisition added a leading financial transaction solution to S1’s suite of products and enables us to offer financial services providers an ATM channel solution along with the our front-office suite to large, community and regional financial institutions. We paid cash consideration of $37.0 million upon the closing of the transaction. In 2005, we recorded an additional $12.9 million related to the earn-out payment under the purchase agreement. Additionally, we intend to place $2.1 million into escrow which may be paid upon resolution of a contingency which may not be known until the second quarter of 2007.
     In the third quarter of 2004, we acquired X/Net Associates, Inc., a Rochester, New York based provider of lending solutions. We believe this acquisition will strengthen our product offering around lending solutions and accelerate the development of additional lending functionality. In September 2004, we announced general availability of our S1 Lending Solutions product. We paid cash consideration of $4.0 million for this business. Under the agreement, additional consideration could be paid to one shareholder of X/Net, who is also an S1 employee, if certain financial metrics are achieved. There was a maximum of $1.0 million that could be earned in the period from August 1, 2004 through July 31, 2005 and $2.0 million that could be earned in the period from August 1, 2005 through July 31, 2006. In the fourth quarter of 2005, we reached an agreement with the shareholder of X/Net to settle the earn-out as of December 31, 2005. We recorded $0.2 million of contingent consideration as compensation expense in the year ended December 31, 2005. Additionally, we agreed to pay an additional $0.3 million in August 2007 and upon the completion of certain goals. This payment will be accrued as compensation expense over the period in which it is earned.

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
Revenue from Significant Customers
     Revenues from State Farm were 22%, 26% and 25% of our financial institution revenues and 21%, 23% and 22% of our revenues from continuing operations during the years ended December 31, 2003, 2004 and 2005, respectively. Revenues from State Farm for the year ended December 31, 2005 decreased approximately $3.0 million from 2004. We expect State Farm to contribute approximately 20% to 25% of our financial institution segment revenue for 2006.
     Zurich Insurance Company accounted for 20% of our revenues from our financial institutions segment and 17% of our total revenues during the year ended December 31, 2003. For the years ended December 31, 2004 and 2005, we did not have any revenues from Zurich.
Restructuring Charges and Merger Related Costs
     In 2003, we reorganized our worldwide operations by reducing the work force, relocating and consolidating certain office facilities and selling certain corporate assets. In connection with these activities, we recorded restructuring charges and merger related costs of $15.6 million during the year ended December 31, 2003. In total, we eliminated approximately 200 positions worldwide and closed or consolidated office facilities.
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
     We undertook these restructuring activities in 2003 to streamline our worldwide operations following a period of multiple business acquisitions, and to reduce our operating expenses to a level that we believe is appropriate based on our estimate of future revenues. We achieved cost savings from these activities throughout the geographic and functional areas of our operating segments.
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
     In October 2005, we announced changes to our organization that will reduce operating costs and more effectively align our Company with the needs of our customers. The estimated gross annual savings rendered by these actions totaled approximately $20 million by the end of 2006, however, are partially off-set by increases in some operating costs in our data center and the community and regional banking group so that the net annual savings will be closer to $16 million. The expense reduction results from an approximate 8% reduction in employee headcount as well as consolidation of some facilities. In connection with this reorganization, we recorded $15.0 million in restructuring costs in 2005, primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets. The expense reductions primarily are related to our domestic and international core financial institutions services solutions teams.
     For all restructuring plans, we expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $15.5 million, of which we anticipate to pay approximately $7.8 million within the next twelve months.
     Adjustments to the restructuring accrual may be recorded in the future due to changes in estimates of lease termination reserves arising from changing real estate market conditions.
     For additional information about these restructuring activities, including a tabular presentation of our restructuring charges, see note 11 to our consolidated financial statements contained elsewhere in this report.

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
     Critical accounting policies are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies include those related to:
•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	valuation of acquired businesses;

•	determination of technological feasibility and capitalization of software development costs;

•	determination of the fair value of employee stock options;

•	recognition of costs in connection with restructuring plans and merger-related activities;

•	reserve for contingencies; and

•	income taxes.
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
     Software license revenue. We recognize software license sales in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements, Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2 With Respect to Certain Transactions,” as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the delivered element and exists for all undelivered elements, we use the residual method under SOP No. 98-9.
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
     For subscription license arrangements where we sell customers the rights to unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is recognized ratably over the term of the arrangement. For license arrangements in which the fee is not considered fixed or determinable, the license revenue is generally recognized as payments become due.

     Support and maintenance revenue. Revenues for post-contract customer support and maintenance are recognized ratably over the contract period.
     Professional services revenue. Revenues derived from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. For other revenues from professional services that are provided on a fixed fee basis, revenues are recognized pursuant to SAB 104 on a proportional performance method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.
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
     If other assumptions and estimates were used in our evaluations, the timing and amount of the charges may have been significantly different. At December 31, 2005, the carrying value of these investments was $1.0 million.
     SFAS No. 142, “Goodwill and Other Intangible Assets” which we adopted on January 1, 2003, requires us to perform an annual test of goodwill value to determine whether or not it has been impaired. Based on the results of our initial and annual tests, except as explained in the following paragraph, the fair value of our reporting units exceeds their carrying value. While we no longer record amortization expense for goodwill and other indefinite lived intangible assets, future events and changes in circumstances may require us to record a significant impairment charge in any given period.
     Valuation of acquired businesses. We made three acquisitions in 2004 and one acquisition in 2005. We are required to allocate the purchase price of acquired business to the assets acquired and liabilities assumed based on their fair values at date of acquisition. Prior to this allocation, we are required to identify intangible assets and assign a value to these intangible assets based on their fair value. Determining the fair value of identifiable intangible assets requires management to estimate future cash flows for the related assets and the useful life of such assets. The excess of the cost of the acquired business over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Intangible assets are amortized over their useful lives and goodwill is evaluated for impairment on an annual basis. Consequently, our estimates determine the timing and the amount of expense recognized in our financial statements.
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
     Determination of the fair value of employee stock options. We are required to determine the fair value of stock options when they are granted to our employees. Historically, the pro-forma expense was presented in a footnote. However, beginning January 1, 2006, this expense will be recorded in our statement of operations. In determining the fair value, management makes certain estimates related primarily to the expected life of the option and the volatility of our stock. These assumptions affect the estimated fair value of the option. As such, these estimates will affect the compensation expense we record in future periods.
     Recognition of costs in connection with restructuring plans and merger-related activities. During the last three years, we recorded charges in connection with various restructuring activities. See further discussion of the terms of these charges in Note 11 to the consolidated financial statements.
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
     Accrued restructuring costs at December 31, 2005 reflect our estimate of the fair value of future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans, offset by our estimate of the fair value of sublease income for this space. The determination of fair value is based on a discounted future cash flow model using a credit-adjusted risk-free rate. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the office space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions. Actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows.
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
     Income taxes. We have recorded a valuation allowance on most of our deferred tax assets. In order to release the valuation allowance we must show a history of sustained profitability. At such time we will make a determination to reverse all or a portion of the valuation allowance related to domestic net operating loss carryforwards based on estimates at such time regarding our future earnings and the recoverability of the domestic net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed. It is unlikely that we will reverse any of this valuation allowance before 2007.
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
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investor and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB 107 in connection with the adoption of SFAS 123R.
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
Results of Operations
     The following table sets forth our statement of operations data for the three years ended December 31, 2003, 2004 and 2005 and the percentage of total revenues of each line item for the periods presented (dollars in thousands).

	2003		2004		2005
Revenues:
Software licenses	$54,893	25%	$37,151	18%	$38,276	19%
Support and maintenance	43,697	20%	45,880	22%	51,513	25%
Professional services	77,165	35%	83,677	41%	72,065	35%
Data center	42,288	19%	37,354	18%	40,000	20%
Other	2,910	1%	2,291	1%	2,214	1%

Total revenues	220,953	100%	206,353	100%	204,068	100%

Direct costs:
Software licenses	4,271	2%	5,461	3%	5,522	3%
Professional services, support and maintenance	69,353	31%	63,410	31%	72,749	36%
Data center	21,603	10%	18,465	8%	19,227	8%
Other	2,594	1%	1,715	1%	1,790	1%

Total direct costs (1)	97,821	44%	89,051	43%	99,288	48%

Operating expenses:
Selling and marketing	27,366	12%	25,921	13%	31,498	15%
Product development	39,275	18%	46,214	22%	45,661	22%

General and administrative	26,506	12%	24,431	12%	29,961	15%
Merger related and restructuring costs	15,599	8%	—	0%	15,030	7%
Depreciation	15,863	7%	9,350	5%	9,198	4%
Amortization and impairment of acquisition intangible assets	1,024	0%	878	0%	1,322	1%

Total operating expenses	125,633	57%	106,794	52%	132,670	65%

Operating (loss) income	(2,501)	(1)%	10,508	5%	(27,890)	(13)%
Interest, investment and other income, net	239	0%	(1,577)	(1)%	1,996	1%

(Loss) income from continuing operations before income taxes	(2,262)	(1)%	8,931	4%	(25,894)	(12)%
Income tax (expense) benefit	(278)	0%	(1,291)	(1)%	(1,473)	(1)%

(Loss) income from continuing operations	(2,540)	(1)%	7,640	3%	(27,367)	(13)%
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(35,632)	(16)%	7,930	4%	26,310	13%

Net (loss) income	$(38,172)	(17)%	$15,570	7%	$(1,057)	0%

(1)	Direct costs exclude charges for depreciation of property and equipment.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
     Revenues. The following table sets forth selected revenue data for the years ended December 31, 2005 and 2004.

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total
Year Ended December 31, 2005:

Financial institutions	$27,337	$44,289	$65,346	$40,000	$2,169	$179,141
Risk and compliance	10,939	7,224	6,719	—	45	24,927

Total	$38,276	$51,513	$72,065	$40,000	$2,214	$204,068

Year Ended December 31, 2004:

Financial institutions	$30,297	$39,159	$76,075	$37,354	$2,269	$185,154
Risk and compliance	6,854	6,721	7,602	—	22	21,199

Total	$37,151	$45,880	$83,677	$37,354	$2,291	$206,353

     Total revenues decreased by $2.3 million to $204.1 million for the year ended December 31, 2005 compared to $206.4 million for the same period in 2004, a decrease of 1%. Our financial institutions segment earned revenues of $179.1 million for the year ended December 31, 2005 compared with $185.2 million for the same period in 2004. Our risk and compliance business earned revenues of $24.9 million in 2005, an increase of $3.7 million, or 18%, over 2004 revenues of $21.2 million. The overall decrease in revenues is primarily attributable to a decline in revenues in our financial institutions segment, offset in part by the revenues acquired with the Mosaic business and increases in revenues in our risk and compliance business.
     The decline in revenues from our financial institutions business during 2005 is primarily due to sales execution issues. Sales execution was impacted both in the United States and international by the delay in release of the new Enterprise product as well as the distraction associated with the change in management and the resulting reorganization. These declines were partially offset by the revenues earned for the full year from the acquired Mosaic business.
     Software license revenues for our financial institutions segment were $27.3 million for the year ended December 31, 2005, a decrease of $3.0 million from the same period in 2004. The overall decrease in revenues is primarily attributable to a decrease in our financial institutions business and lower international sales, offset in part by the revenues earned by the acquired Mosaic with the business. Software license revenues for our financial institutions business are lower due to the delay in delivery of the next version of our S1 Enterprise 3.5 products and the effect of the transition to a subscription based licensing model. In 2005, we are licensing a number of products primarily on a subscription basis, including Enterprise applications, lending, and our suite of community and regional banking products. Subscription license revenue is generally recognized ratably over the term of the contract which is typically between 12 and 48 months whereas perpetual license revenue is generally recognized upon execution of the contract and delivery of the product or on a percentage of completion basis over the installation, or service, period. These subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements into one periodic fee and typically do not transfer the right to use at the end of its initial term. During 2006, we expect to continue to recognize perpetual license revenue through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. As the ratio of subscription licenses sold increases, the amount of license revenue for any given period could decrease which could also decrease earnings. We believe the long term benefits of recurring subscription revenue outweigh any temporary impact on license revenue and earnings.
     Software license revenue of $10.9 million for our risk and compliance business increased $4.1 million from the same period in 2004. This increase was primarily attributable to revenues from new license sales, significant upgrades to several customers, early termination fees of $2.3 million paid by one customer who canceled its license contract and revenues earned by the acquired Providus business.
     Support and maintenance revenues for our financial institutions segment were $44.3 million for the year ended December 31, 2005 as compared to $39.2 million for the same period in 2004. The increase is primarily attributable to support and maintenance fees acquired with the Mosaic business, offset in part by a decrease in support and maintenance fees earned from our international businesses. We believe that support and maintenance revenues from our financial institutions segment will grow sequentially each quarter in the short term. However, as subscription licenses include the right to receive support and maintenance, growth in subscription licenses will tend to diminish support and maintenance revenues over time as these fees will be included in license revenues.
     Support and maintenance revenues for the risk and compliance business were $7.2 million for the year ended December 31, 2005, an increase of $0.5 million from the same period in 2004. Support and maintenance fees increased primarily due to customers who purchased licenses during 2004 and 2005.
     Professional services revenues for our financial institutions segment were $65.3 million for the year ended December 31, 2005, a decrease of $10.8 million, or 14%, from $76.1 million the same period in 2004. This decrease is principally attributable to the decrease in professional services revenues from our largest customer and the completion of several large projects, offset in part by service revenues from the acquired Mosaic business. Additionally, professional services revenues are impacted by lower license sales as license sales generally include professional services for implementation. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the timing of projects.
     The risk and compliance business recorded $6.7 million for professional services revenues during the year ended December 31, 2005, which compares to $7.6 million for the same period in 2004.
     Data center revenues were $40.0 million for the year ended December 31, 2005, an increase of $2.6 million, or 7%, from $37.4 million the same period in 2004. The increase resulted from increases in the number of hosted customers. As we add hosted customers on our products and our existing customer base grows, we expect data center revenues to increase on a sequential quarter basis throughout 2006.
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
     Direct Costs. Direct costs increased by $10.2 million to $99.3 million for the year ended December 31, 2005 from $89.1 million for the same period in 2004. As a percentage of revenues, direct costs, excluding depreciation, were 49% and 43% for the years ended December 31, 2005 and 2004, respectively.
     Direct costs exclude charges for depreciation and amortization of property and equipment.
     Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our financial institution segment is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold.
     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $72.7 million for the year ended December 31, 2005, an increase of $9.3 million from $63.4 million for the same period in 2004. This increase was attributable to the professional services, support and maintenance costs associated with the acquired Mosaic business which was not included in the first ten months of 2004. Additionally in 2004, we reduced loss accruals related to contracts accounted for using percentage of completion accounting. These loss accruals were accrued during 2003 and reflected amounts by which our anticipated future costs would exceed the remaining unrecognized contractual revenues for those projects.
     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs increased $0.7 million to $19.2 million for the year ended December 31, 2005 from $18.5 million for the same period in 2004. As a percentage of data center revenues, data center costs excluding depreciation were 48% and 49% for the years ended December 31, 2005 and 2004, respectively. We expect data center costs to be approximately 45% to 50% of data center revenues for 2006.

     Selling and Marketing Expenses. Total selling and marketing expenses increased by $5.6 million to $31.5 million for the year ended December 31, 2005 from $25.9 million for the same period in 2004. This increase is primarily attributable to expenses related to the acquired Mosaic business.
     Product Development Expenses. Total product development expenses decreased by $0.6 million to $45.7 million for the year ended December 31, 2005 from $46.2 million for the same period in 2004. This increase is primarily attributable to the expenses related to the acquired Mosaic business and an increase in headcount, offset in part by a decrease in the use of outside contractors. As a percentage of revenues, product development expenses were 22% both years ended December 31, 2005 and 2004.
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
     General and Administrative Expenses. General and administrative expenses increased by $5.5 million to $30.0 million for the year ended December 31, 2005 from $24.4 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 15% and 12% for the year ended December 31, 2005 and 2004, respectively. The increase in general and administrative expenses is attributable to an increase in headcount and professional accounting fees related to compliance with the Sarbanes-Oxley Act of 2002 and the acquired Mosaic business, offset in part by a decrease in legal fees related to corporate development activities and litigation matters in which we were involved in 2004.
     Depreciation. Depreciation was $9.2 million and $9.4 million for the year ended December 31, 2005 and 2004, respectively.
     Restructuring Costs. Restructuring costs of $15.0 million were recorded in the year ended December 31, 2005. There were no restructuring costs in 2004.
     In 2005, we approved a plan to reorganize our business. Under the new structure, we are organized as business units designed around products and addressable markets. We believe that the new structure will effectively align the company with the needs of our customers. As a result of this plan, we eliminated approximately 120 positions and closed or consolidated office facilities. The restructuring charges we recorded were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets.
     Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.3 million for the year ended December 31, 2005 and $0.9 million for the same period in 2004. Amortization expense is expected to be approximately $5.1 million in 2006 including the cost of purchased technology which is included in direct costs.
     Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $2.0 million and expense of $1.6 million for the year ended December 31, 2005 and 2004, respectively. Interest income increased during the year ended December 31, 2005 due to the increase in interest rates and the mix of investments. In 2004, we made a $1.5 million investment in an equity method investment which was expensed immediately under the equity method of accounting due to the fact that our share of the accumulated losses exceeded the investment amount.
     Income Tax Benefit (Expense). We recorded income tax expense of $1.5 million during the year ended December 31, 2005 and $1.3 million during the year ended December 31, 2004.
     Although we have fully reserved net deferred tax assets of approximately $199.2 million as of December 31, 2005 primarily related to our net operating loss carryforwards (NOLs) and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
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

     (Loss) income from discontinued operations. We recorded income from discontinued operations of $7.9 million during the year ended December 31, 2004 and $26.3 million for the year ended December 31, 2005. Income from discontinued operations consisted of (in thousands):

	Year Ended December 31,
	2004(1)	2005
Loss from Davidge operations	$(1,148)	$(31)
Income from Edify operations	618	1,658
Gain on disposal of Davidge	9,254	—
Gain on disposal of Edify	—	24,985
Income tax expense	(794)	(302)

(1)	For Davidge, ten months ended October 31, 2004 prior to sale
Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
     Revenues. The following table sets forth selected revenue data for the years ended December 31, 2004 and 2003.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Year Ended December 31, 2004:

Financial institutions excluding Zurich	$30,297	$39,159	$76,075	$37,354	$2,269	$185,154
Zurich	—	—	—	—	—	—

Financial institutions	30,297	39,159	76,075	37,354	2,269	185,154
Risk and compliance	6,854	6,721	7,602	—	22	21,199

Total	$37,151	$45,880	$83,677	$37,354	$2,291	$206,353

Year Ended December 31, 2003

Financial institutions excluding Zurich	$17,769	$38,062	$69,624	$33,654	$2,899	$162,008
Zurich	32,704	—	1,500	8,634	—	42,838

Financial institutions	50,473	38,062	71,124	42,288	2,899	204,846
Risk and compliance	4,420	5,635	6,041	—	11	16,107

Total	$54,893	$43,697	$77,165	$42,288	$2,910	$220,953

     Total revenues decreased by $14.6 million to $206.4 million for 2004 compared to $221.0 million for 2003, a decrease of 7%. This decrease is attributable to a $17.7 million decrease in software license revenue and a $4.9 million decrease in data center revenues, offset in part by a $2.2 million increase in customer support revenue and $6.5 million increase in professional services revenue. Our financial institutions segment generated $185.2 million of revenue in 2004 compared to $204.8 million for 2003, a decrease of 10%. Revenues from our risk and compliance business segment were $21.2 million for 2004, a 32% increase from $16.1 million in 2003. Below is a detailed discussion of changes in revenue by revenue type.
     Software license revenues for our financial institutions segment were $30.3 million for 2004, a $20.2 million decrease from 2003. This decrease was attributable to the loss of license revenue earned from Zurich of $32.7 million for 2003, offset in part by license revenues earned from sales of new customers and cross sales to existing customers. The Zurich revenue was earned from a subscription license that expired in December 2003. Excluding license revenues from Zurich, license revenues increased $12.5 million or 71%.
     Support and maintenance revenues for our financial institution segment were $39.2 million for 2004, an increase of $1.1 million or 3% from $38.1 million in 2003. The increase is primarily attributable to support and maintenance fees earned from new and existing customers who purchased licenses during 2003 and 2004, partially offset by the attrition of legacy Internet-only customers.
     Professional services revenues from our financial institution segment were $76.1 million for 2004, a $5.0 million increase from $71.1 million for 2003 related to the growth in non-Zurich license revenues in 2004. The sales of these licenses generally include the sale of professional services for implementation and other services.

     The risk and compliance business recorded $7.6 million of revenue for professional services for 2004 compared to $6.0 million for 2003. This increase is primarily attributable to higher license sales. Generally, license sales include some professional services fees for implementation and other services.
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
     Direct Costs. Direct costs decreased $8.8 million to $89.1 million for the year ended December 31, 2004 from $97.8 million for 2003. As a percentage of revenues, direct costs, excluding depreciation, were 43% and 44% for the years ended December 31, 2004 and 2003, respectively. The overall decrease in direct costs is a result of a lower cost base as discussed below.
     Direct costs exclude charges for depreciation of property and equipment.
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
     Direct costs associated with professional services, support and maintenance were $63.4 million for the year ended December 31, 2004, a decrease of $6.0 million from $69.4 million for the same period in 2003. $6.7 million of the decrease from 2003 was caused by net additional charges of $3.2 million on services projects that were accrued in the first, second and fourth quarters of 2003 and partially released or reduced in the third quarter of 2003. These loss accruals reflect the amounts by which our then anticipated future project costs would exceed the remaining unrecognized contractual revenues for those projects. In 2004, we reduced these loss accruals by approximately $3.5 million, as a result of a combination of additional project funding and reductions in the estimated hours to complete the project and changes in the project scope from one customer, and clarification of project scope and resulting changes in cost projections for certain other loss projects. As a percentage of professional service revenue, professional service, support and maintenance costs were 57% and 49% for the years ended December 31, 2004 and 2003, respectively.
     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Direct data center costs decreased $3.1 million to $18.5 million for the year ended December 31, 2004 from $21.6 million for 2003. The decrease is primarily attributable to the cost savings realized from consolidation of the U.K. data center into our global hosting center in Atlanta, Georgia during 2003 and $1.8 million of accelerated costs during the first half of 2003 related to the closing of the U.K data center. As a percentage of data center revenues, data center costs were 49% and 51% for the years ended December 31, 2004 and 2003, respectively.
     Selling and Marketing. For the year ended December 31, 2004, selling and marketing expenses decreased $1.4 million to $26.0 million from $27.4 million in 2003. These decreases are primarily attributable to a reduction in bad debt expense and reduced sales and marketing headcount resulting in a decrease in compensation expense, other payroll related costs and benefits and travel and entertainment expenses; offset in part by an increase in the cost of marketing programs.
     Product Development. Total product development expenses increased $6.9 million to $46.2 million for the year ended December 31, 2004 from $39.3 million for 2003. This increase is primarily attributable to an increase in product development headcount and the increased use of outside contractors. In 2003 and 2004, product development expenses were 18% and 22% of revenue.
     Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     General and Administrative. General and administrative expenses were $24.4 million for the year ended December 31, 2004 compared to $26.5 million for 2003, a decrease of $2.1 million or 8%. The decrease in general and administrative expenses is attributable to an increase in professional accounting fees related to compliance with the Sarbanes-Oxley Act of 2002 offset in part by a decrease in compensation and benefits from lower headcount and lower discretionary spending as a result of cost containment initiatives undertaken during the second half of 2003 and legal fees related to corporate development activities and litigation matters in which we were involved in 2004.
     Depreciation. Depreciation decreased $6.5 million to $9.4 million for the year ended December 31, 2004 from $15.9 million in 2003, due to reductions in capital expenditures during recent periods as compared with those made in 2001 and 2002. A significant portion of those items that we purchased in 2001 became fully depreciated by the end of 2003.
     Merger Related and Restructuring Costs. During 2004, we did not incur any merger related costs and restructuring charges compared to $15.6 million for 2003.
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
     Amortization and Impairment of Acquisition Intangible Assets. Amortization and impairment of acquisition intangible assets decreased $0.1 million to $0.9 million for the year ended December 31, 2004 from $1.0 million for the same period in 2003.
     Interest, Investment and Other Income (Expense). Interest, investment and other expense, net was $1.6 million for the year ended December 31, 2004, a decrease from income of $0.2 million from 2003. Realized foreign currency translation loss was $0.6 million and $0.2 million in 2004 and 2003, respectively. In 2003, we recorded a loss of $0.6 million on the sale of an investment that we accounted for on a cost basis and in 2004, we recorded a $1.5 million expense for a loss in an equity method investment.
     Income Tax Benefit (Expense). We recorded income tax expense of $1.3 million during the year ended December 31, 2004 compared to $0.3 million in 2003.
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
     (Loss) income from discontinued operations. We recorded a loss from discontinued operations of $35.6 million in the year ended December 31, 2003 as compared to a gain of $7.9 million for year ended December 31, 2004. (Loss) income from discontinued operations consisted of (in thousands):

	Year Ended December 31,
	2003	2004(1)
Loss from Davidge	$(8,076)	$(1,148)
(Loss) income from Edify	(27,551)	618
Gain on disposal of Davidge	—	9,254
Income tax expense	(5)	(794)

(1)	For Davidge, ten months ended October 31, 2004 prior to sale
     Results for Davidge for 2003 were impacted by a $4.5 million charge taken for loss contingencies. Edify’s results for 2003 were impacted by a goodwill impairment charge of $11.7 million and accelerated amortization of assets and purchased software of $1.7 million.
Valuation of Acquired Businesses
     For the acquisitions of Providus, Mosaic, X/Net and the Indian business unit, we allocated the respective purchase prices to the net assets (or liabilities) of the businesses, identifiable intangible assets (if any) and goodwill.
     For Providus, Mosaic and X/Net, we identified customer relationship and developed technology intangible assets. These assets were valued using the income approach to fair value. We did not identify any in-process research and development for these acquisitions. For the acquisition of the Indian business unit, we did not identify any identifiable intangible assets.
Liquidity and Capital Resources
     The following tables show information about our cash flows during the years ended December 31, 2003, 2004 and 2005 and selected balance sheet data as of December 31, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$7,956	$22,942	$(4,503)
Changes in operating assets and liabilities	14,418	(38,186)	4,267

Net cash provided by (used in) operating activities	22,374	(15,244)	(236)
Net cash (used in) provided by investing activities	(38,212)	(12,534)	46,597
Net cash provided by (used in) financing activities	37	(6,239)	(3,877)
Effect of exchange rates on cash and cash equivalents	852	527	(599)

Net (decrease) increase in cash and cash equivalents	$(14,949)	$(33,490)	$41,885

	As of December 31,
	2004	2005
	(in thousands)
Cash and cash equivalents	$43,223	$85,108
Short-term investments	65,248	44,170
Working capital (1)	105,715	106,250
Total assets	341,364	344,523
Total stockholders’ equity	254,996	252,386

(1)	Working capital includes deferred revenues of $33.3 million and $27.5 million as of December 31, 2004 and 2005, respectively.
     Operating Activities. During the year ended December 31, 2005, cash used in operations was $0.2 million compared to $15.2 million for same period in 2004. The improvement in net cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities, offset in part by lower operating results. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.
     Cash provided by operations for the year ended December 31, 2005 included the effects of:
•	our net loss of $1.1 million;

•	non-cash charges of $14.7 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $5.2 million;

•	a decrease of $4.9 million in prepaid expenses and other assets; and

•	changes in other operating assets and liabilities of $0.6 million.
Cash used in operations for the year ended December 31, 2004 included the effects of:
•	our net income of $15.6 million, which included the gain on the sale of a subsidiary of $8.6 million and $1.5 million equity in net loss of affiliate;

•	non-cash charges of $14.0 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $0.4 million;

•	a decrease in accrued expenses and other liabilities of $10.1 million, including a $4.5 million payment for the settlement of a disputed claim in our discontinued business and $3.6 million for restructuring;

•	an increase of $19.9 million in accounts receivable due to the increased revenue accounted for under the percentage of completion accounting, the timing of billings at or near quarter end;

•	a decrease in deferred revenues of $6.4 million due to the timing of billings and the recognition of revenues; and

•	changes in other operating assets and liabilities of $1.8 million.
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
     During 2005, we recorded restructuring charges of $15.0 million, primarily consisting of employee termination benefits and lease payments on excess office space, including $0.6 million of non-cash stock compensation expense. We expect approximately $7.8 million of these charges to be paid in the next twelve months. The remaining will be paid over the next 5 years.
     Investing Activities. Cash provided by investing activities was $46.6 million for the year ended December 31, 2005 compared with cash used in investing activities of $12.5 million and $38.2 million in 2004 and 2003, respectively.
     We spent $39.4 million and $0.9 million in cash in connection with acquisitions in the years 2004 and 2005, respectively.

     In 2005, we received net proceeds of $33.2 million in connection with the sale of Edify. In 2004, we received net proceeds of $12.9 million in connection with the sale of Davidge.
     We converted a net $21.1 million and $22.2 million of short-term investments to cash in 2005 and 2004, respectively. We made net investments of $33.8 million in short term investments in 2003.
     We purchased $6.9 million, $6.8 million, and $6.4 million of property and equipment in 2005, 2004, and 2003, respectively. Our property and equipment purchases are primarily related to computer equipment.
     In 2004, we invested $1.5 million in an equity method investment. In 2003, we received proceeds of $2.0 million for the sale of certain assets and investment securities.
     Financing Activities. Cash used for financing activities was $3.9 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively, as compared to cash provided by financing activities of $0.04 million for the year ended December 31, 2003.
     In July 2002, our Board of Directors approved a $10.0 million stock repurchase program. This program was completed in the first quarter of 2003. In October 2003, our Board of Directors approved a $15.0 million stock repurchase program. The principle objective of the stock repurchase plan was to offset dilution of our common stock from shares granted under our employee stock option plans. These programs were funded from available cash and short-term investments. In the year ended December 31, 2005, we repurchased 509,775 shares of our common stock for $3.4 million. In the year ended December 31, 2004, we repurchased 1,438,249 shares of our common stock for $11.2 million. In the year ended December 31, 2003, we repurchased 199,562 shares of our common stock for $1.2 million.
     In 2005, 2004 and 2003, we received $1.1 million, $6.0 million and $3.2 million from the sale of common stock under our employee stock plans, respectively.
     We paid $1.6 million, $1.1 million, and $2.0 million for capital lease obligations in 2005, 2004 and 2003, respectively.
     As of December 31, 2005, we do not have any borrowing arrangements.
     Non-cash Investing Activities. In 2005, we accrued $12.9 million in connection with the Mosaic earn-out. We expect to make this payment in early 2006.
     Commitments. In connection with the lease of certain offices, we issued standby letters of credit in the amount of $5.0 million to guarantee certain obligations under the lease agreements. The amount of the letter of credit reduces as our rent obligation declines. At December 31, 2005, there were no drawings outstanding under the letter of credit.
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
     Future minimum payments under operating and capital leases, operating sublease income, and purchase obligations to vendors are as follows (in thousands):

	Less than	1 – 3	3 – 5	Greater
	1 year	years	years	than 5 years	Total
Operating leases	$13,303	$21,592	$15,554	$9,357	$59,806
Capital leases	1,317	791	—	—	2,108
Purchase obligations	2,164	1,859	—	—	4,023

Total	$16,784	$24,242	$15,554	$9,357	$65,937

Operating sub-lease income	$(1,812)	$(3,311)	$(2,526)	$(848)	$(8,497)

     In connection with the acquisitions of Mosaic, we committed to pay additional cash consideration of $15.0 million if certain financial metrics are achieved during a certain time period. We have reached a tentative agreement to pay $12.9 million and place an additional $2.1 million in escrow pending the outcome of a disputed matter which may not be resolved until the second quarter of 2007. We expect to pay $12.9 million in early 2006.
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
Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
     The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss).” Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. Generally, our expenses are denominated in the same currency as our revenues and the exposure to rate changes is minimal. We utilize financial instruments to manage the risks of certain identifiable transactions and achieve a more predictable cash flow related to our foreign exchange rate risk. We do not use financial instruments for trading purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we record financial instruments on the balance sheet at fair value. We estimate the fair value of financial instruments using available market information and appropriate valuation techniques. Changes in financial instruments’ fair value are recognized in earnings unless the instrument qualifies as a hedge under SFAS No. 133 and meets specific hedge accounting criteria. Qualifying financial instruments’ gains and losses are deferred in accumulated comprehensive income for cash flow hedges until the time to offset the hedged item. The net assets of our foreign operations at December 31, 2005 were approximately $5.6 million.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors
     and Stockholders of S1 Corporation:
We have completed integrated audits of S1 Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2006

S1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(in thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,223	$85,108
Short-term investments	65,248	44,170
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $4,705 and $5,810 at December 31, 2004 and 2005, respectively	61,216	48,659
Prepaid expenses	6,113	4,885
Other current assets	5,968	3,870

Total current assets	181,768	186,692
Property and equipment, net	15,150	11,351
Intangible assets, net	22,766	18,375
Goodwill, net	117,699	125,808
Other assets	3,981	2,297

Total assets	$341,364	$344,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,253	$5,292
Accrued compensation and benefits	14,269	8,267
Accrued restructuring	3,337	7,675
Accrued other expenses	17,369	17,587
Accrued purchase price consideration	—	12,900
Deferred revenues	33,302	27,499
Current portion of capital lease obligation	1,523	1,222

Total current liabilities	76,053	80,442
Capital lease obligation, excluding current portion	1,572	791
Accrued restructuring, excluding current portion	4,789	7,810
Other liabilities	3,954	3,094

Total liabilities	86,368	92,137

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 749,064 shares at December 31, 2004 and 2005, respectively	10,000	10,000
Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 74,152,529 and 74,410,099 shares at December 31, 2004 and 2005, respectively	742	744
Additional paid-in capital	1,913,913	1,915,617
Common stock held in treasury, at cost. 3,544,111 and 4,053,886 shares at December 31, 2004 and 2005, respectively	(21,593)	(25,000)
Accumulated deficit	(1,646,147)	(1,647,204)
Accumulated other comprehensive income (loss):
Net gain on derivative financial instruments, net of tax	—	104
Cumulative foreign currency translation adjustment, net of tax	(1,919)	(1,875)

Total stockholders’ equity	254,996	252,386

Total liabilities and stockholders’ equity	$341,364	$344,523

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except share and per share data)
Revenues:
Software licenses	$54,893	$37,151	$38,276
Support and maintenance	43,697	45,880	51,513
Professional services	77,165	83,677	72,065
Data center	42,288	37,354	40,000
Other	2,910	2,291	2,214

Total revenues	220,953	206,353	204,068

Operating expenses:
Cost of software licenses	4,271	5,461	5,522
Cost of professional services, support and maintenance(1)	69,353	63,410	72,749
Cost of data center(1)	21,603	18,465	19,227
Cost of other revenue	2,594	1,715	1,790
Selling and marketing	27,366	25,921	31,498
Product development	39,275	46,214	45,661
General and administrative, including stock option compensation expense of $281, $0 and $0 for 2003, 2004 and 2005	26,506	24,431	29,961
Merger related and restructuring costs	15,599	—	15,030
Depreciation	15,863	9,350	9,198
Amortization of other intangible assets	1,024	878	1,322

Total operating expenses	223,454	195,845	231,958

Operating (loss) income	(2,501)	10,508	(27,890)
Interest and other income (expense), net	239	(1,577)	1,996

(Loss) income before income tax expense	(2,262)	8,931	(25,894)
Income tax expense	(278)	(1,291)	(1,473)

(Loss) income from continuing operations	(2,540)	7,640	(27,367)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(35,632)	7,930	26,310

Net (loss) income	$(38,172)	$15,570	$(1,057)

Basic (loss) earnings per share:
Continuing operations	$(0.04)	$0.11	$(0.39)
Discontinued operations	(0.51)	0.11	0.37

Net (loss) income per share	$(0.55)	$0.22	$(0.02)

Diluted (loss) earnings per share:
Continuing operations	$(0.04)	$0.10	$(0.39)
Discontinued operations	(0.51)	0.11	0.37

Net (loss) income per share	$(0.55)	$0.21	$(0.02)

Weighted average common shares outstanding — basic	69,872,436	70,612,973	70,359,200

Weighted average common shares outstanding — fully diluted	n/a	73,130,026	n/a

(1)	Cost of professional services, support and maintenance and cost of data center excludes charges for depreciation
See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(38,172)	$15,570	$(1,057)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and intangible asset impairment charges	34,308	14,010	14,711
Gain on disposal of discontinued operations, net of tax	—	(8,559)	(24,850)
Provision for doubtful accounts receivable and billing adjustments	6,063	421	5,152
Equity in net loss of affiliate	—	1,500	—
Compensation expense for options	281	—	570
Loss on disposal of property and equipment	3,931	—	971
Other	1,545	—	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	11,089	(19,884)	(660)
Decrease (increase) in prepaid expenses and other assets	6,249	(1,314)	4,881
(Decrease) increase in accounts payable	(7,588)	(457)	(362)
Increase (decrease) in accrued expenses and other liabilities	6,314	(10,141)	(536)
(Decrease) increase in deferred revenues	(1,646)	(6,390)	944

Net cash provided by (used in) operating activities	22,374	(15,244)	(236)

Cash flows from investing activities:
Cash paid in connection with acquisition of businesses	—	(39,434)	(857)
Proceeds from sale of subsidiary	—	12,924	33,232
Maturities of short-term investment securities	40,133	82,752	73,500
Purchases of short-term investment securities	(73,956)	(60,523)	(52,422)
Investment in equity method investment	—	(1,500)	—
Proceeds from sale of other assets	1,415	—	—
Proceeds from sale of cost -basis investment and other investment securities	586	—	—
Purchases of property, equipment, and technology	(6,390)	(6,753)	(6,856)

Net cash (used in) provided by investing activities	(38,212)	(12,534)	46,597

Cash flows from financing activities:
Proceeds from employee stock option plans	3,217	6,005	1,139
Repurchase of common stock held in treasury	(1,188)	(11,155)	(3,407)
Payments on capital lease obligations	(1,992)	(1,089)	(1,609)

Net cash provided by (used in) financing activities	37	(6,239)	(3,877)

Effect of exchange rate changes on cash and cash equivalents	852	527	(599)

Net (decrease) increase in cash and cash equivalents	(14,949)	(33,490)	41,885
Cash and cash equivalents at beginning of year	91,662	76,713	43,223

Cash and cash equivalents at end of year	$76,713	$43,223	$85,108

Non-cash financing and investing activities:
Property and equipment acquired through leases	$1,399	$2,899	$527
Maintenance agreement financed through vendor	—	1,279	105
Conversion of preferred stock to common stock	8,328	—	—
Accrual for additional purchase price consideration	—	—	12,900
Assets acquired, net of cash acquired	—	8,153	32
Liabilities assumed in acquisition	—	5,551	123
See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

									Accumulated
					Additional				Other	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	(Loss) Income
Balance at December 31, 2002	1,398,214	$18,328	71,259,901	$713	$1,896,111	(1,906,300)	$(9,250)	$(1,623,545)	$(2,596)	$279,761

Net loss	—	—	—	—	—	—	—	(38,172)	—	(38,172)	(38,172)
Change in net unrealized gains on investment securities available for sale, net of tax	—	—	—	—	—	—	—	—	(38)	(38)	(38)
Change in cumulative foreign currency translation Adjustment, net of tax	—	—	—	—	—	—	—	—	(23)	(23)	(23)
Realized gains on sale of investment securities	—	—	—	—	—	—	—	—	(24)	(24)	—
Conversion of preferred stock to common stock	(649,150)	(8,328)	649,150	6	8,322	—	—	—	—	—	—
Common stock issued upon the exercise of stock options and employee stock purchases	—	—	1,321,709	13	3,204	—	—	—	—	3,217	—
Stock option compensation	—	—	—	—	281	—	—	—	—	281	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(199,562)	(1,188)	—	—	(1,188)	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(38,233)

Balance at December 31, 2003	749,064	$10,000	73,230,760	$732	$1,907,918	(2,105,862)	$(10,438)	$(1,661,717)	$(2,681)	$243,814

Net income	—	—	—	—	—	—	—	15,570	—	15,570	15,570
Change in cumulative foreign currency translation Adjustment, net of tax	—	—	—	—	—	—	—	—	762	762	762
Common stock issued upon the exercise of stock options	—	—	921,769	10	5,995	—	—	—	—	6,005	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(1,438,249)	(11,155)	—	—	(11,155)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$16,332

Balance at December 31, 2004	749,064	$10,000	74,152,529	$742	$1,913,913	(3,544,111)	$(21,593)	$(1,646,147)	$(1,919)	$254,996

Net loss	—	—	—	—	—	—	—	(1,057)	—	(1,057)	(1,057)
Change in net unrealized gain on cash flow hedges	—	—	—	—	—	—	—	—	118	118	118
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(575)	(575)	(575)
Realized gain on cash flow hedges	—	—	—	—	—	—	—	—	(14)	(14)	—
Realized cumulative foreign currency translation related to sale of business	—	—	—	—	—	—	—	—	619	619	—
Common stock issued upon the exercise of stock options	—	—	257,570	2	1,134	—	—	—	—	1,136	—
Deferred stock option compensation expense	—	—	—	—	570	—	—	—	—	570	—
Repurchase of common st ock, held in treasury	—	—	—	—	—	(509,775)	(3,407)	—	—	(3,407)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$(1,514)

Balance at December 31, 2005	749,064	$10,000	74,410,099	$744	$1,915,617	(4,053,886)	$(25,000)	$(1,647,204)	$(1,771)	$252,386

See accompanying notes to consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2004 and 2005
1. Business
     S1 Corporation (S1) is a global provider of software solutions for financial organizations including banks, credit unions, investment firms and insurance companies. We operate and manage S1 in two business segments: financial institutions and the risk and compliance business. Our financial institution solutions automate transactions and integrate the channels by which financial institutions interact with their customers. We sell our solutions to small, mid-sized and large financial organizations in four geographic regions: (i) the Americas region, and (ii) Europe and Middle East (EME), (iii) Africa, and (iv) Asia-Pacific (APAC).
     S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Deerfield Beach, Florida; Fairport, New York; and West Hills, California; and international offices in Brussels, Beijing, Capetown, Hong Kong, Johannesburg, Lisbon, Luxembourg, Madrid, Melbourne, Munich, Paris, Pune, Rotterdam, Surrey and Singapore. S1 is incorporated in Delaware.
2. Summary of Significant Accounting Policies
   Basis of presentation
     The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. During 2004 and 2005, we completed a total of four business acquisitions, which we discuss more fully in Note 4. The results of operations and cash flows of these acquired businesses are included in our consolidated statements of operations and cash flows from their respective dates of acquisition.
     We have accounted for the disposal of our wholly-owned subsidiary, Davidge Data Systems, and the Edify business segment, as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, Davidge and Edify results for current and prior periods are presented in “discontinued operations” in the consolidated statements of operations.
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
     Short-term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. Short term investments also include certain auction rate securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. All short-term investments are available for sale and are reported at amortized cost.
     Investments with a remaining maturity that exceed one year are reported in other assets. These investments are held to maturity and are reported at amortized cost. At December 31, 2004 and 2005, we had no investments whose remaining maturity exceeded one year.
     At December 31, 2005, we had restricted cash of $1.6 million designated for lease payments, performance of customer contract and other disbursements in our international businesses. Restricted cash is included in other current assets.
     The carrying values of accounts receivable, accounts payable, accrued compensation and benefits, and other accrued expenses approximate fair value due to the short-term nature of these assets and liabilities. The carrying value of our capital lease obligations approximates their fair value given their market rates of interest and maturity schedules.
  Accounts receivable and allowance for doubtful accounts and billing adjustments
     Accounts receivable includes amounts billed to customers and unbilled amounts of revenue earned in advance of billings. Unbilled receivables balances arise primarily from our performance of services in advance of billing terms on contracted software implementation services where these services are considered essential to the functionality of the software and percentage of completion accounting is applied. Generally, billing occurs at the achievement of milestones that correlate with progress towards completion of implementation services. Accounts receivable are recorded at the invoiced amount or the earned amount and do not bear interest. We have established a discount allowance for estimated billing adjustments and an allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for uncollectible amounts as a component of selling expense. We review specific accounts, including substantially all accounts with past due balances over 90 days, for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs. These estimates are reviewed quarterly and are based on historical discounts, concessions and write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Accounts receivable are charged off against the allowance when we estimate it is probable the receivable will not be recovered.
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
     Under the provisions of SFAS No. 142, we are required to perform an impairment test of goodwill at least once annually or upon the occurrence of a triggering event. We have elected to test our intangible assets for impairment as of October 1st each year. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value in future periods, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations. Based upon the results of our annual impairment test in October 2003, 2004 and 2005, no impairments were identified.
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
     We amortize identifiable intangible assets over their estimated useful lives (ranging from three to ten years) using the straight-line method which approximates the projected utility of such assets based upon the information available. Purchased technology represents technology acquired from third parties, which we have incorporated in our products. We amortize purchased technology over its estimated useful life (ranging from two to five years). The amortization expense related to purchased technology is recorded in the cost of software licenses in our statement of operations.
  Cost-basis and equity method investments
     Other assets include investments in entities that we account for on the cost basis and an investment in Yodlee, Inc., which is accounted for using the equity method and we more fully discuss in Note 20. We account for investments in affiliated entities, which we do not manage and over which we exert significant influence, under the equity method. The equity method of accounting requires us to record our share of the net operating results of the investee in our consolidated statements of operations. We adjust the carrying value of our equity method investments for our share of their net operating results, unless and until our share of their underlying net assets has been reduced to $0. At the end of each period, we assess the recoverability of these cost basis and equity method investments by comparing their carrying value, including goodwill, to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If we determine that the carrying value is not recoverable and that the impairment is other than temporary, we reduce the asset to its estimated fair value. Since our share of Yodlee’s underlying net assets was $0 at December 31, 2001 and we have not made any commitments to Yodlee to provide additional funding, we did not record our share of Yodlee’s operating results in 2003, 2004 and 2005, and we will not record our share of any future operating results until our basis in Yodlee increases above $0, if ever. In 2004, we made additional investments totaling $1.5 million in Yodlee which we expensed immediately as these investments represented our funding of our share of Yodlee’s prior losses previously suspended under the equity method of accounting as described above.

  Concentration of credit risk
     We derive a significant portion of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services.
     Our business success depends in part on our relationships with a limited number of large customers. For the year ended December 31, 2003, two customers represented 19% and 21% of total revenues from continuing operations, respectively. For the years ended December 31, 2004 and 2005, one customer represented 23% and 22%, respectively of total revenues from continuing operations. One customer represented 20% and 38% of total receivables at December 31, 2004 and 2005, respectively.
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
  Revenue recognition, deferred revenues and cost of revenues
     Software license revenue. We recognize software license sales in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition With Respect to Certain Transactions,” as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, we use the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element.
     When the professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract.
     For software license sales where the license term does not begin until installation is complete, we recognize license and professional services revenue when we complete the installation of the software. For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due. For those arrangements where collectibility is not reasonably assured, revenue is recognized upon cash collections.
     For term license arrangements, sometimes referred to as subscription licenses, where we allow customers the rights to use software and receive unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is generally recognized ratably over the term of the arrangement.
     Support and maintenance revenue. Revenues for post-contract customer support and maintenance are recognized ratably over the contract period. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades.
     Professional services revenue. Revenues derived from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Revenues from professional services where services are deemed to be essential to the functionality of the software are recognized using the percentage of completion method. For other revenues from professional services that are provided on a fixed fee basis, revenues are recognized pursuant to SAB 104 on a proportional performance method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

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
     Other revenue. Other revenue is primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue is recognized upon delivery of the third party hardware or software, provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured and (3) the fee is fixed or determinable.
     Deferred revenues. Deferred revenues represent payments received from customers for software licenses, services and maintenance in advance of performing services. Maintenance is normally billed quarterly or annually in advance of performing the service.
     Cost of revenues. Direct software license costs consist primarily of the cost of third-party software used in our products and the amortization of purchased technology. Support and maintenance and professional services direct costs are primarily personnel and related infrastructure costs. Direct data center costs consist of personnel and infrastructure to support customer installations that we host in one of our data centers. Costs of revenues exclude charges for depreciation of property and equipment.
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
  Restructuring and merger related costs
     Merger related costs include expenses related to integrating the products and platforms of acquired companies, training personnel on new products acquired, establishing the infrastructure and consolidating the operations of acquired companies and expenses incurred pursuing transactions that did not result in a strategic arrangement. In addition, we established accruals for pre-acquisition contingencies that existed at the date of acquisition in connection with the acquisition of certain businesses. As those contingencies are resolved, we reduce the related liabilities for any related cash disbursements or changes in estimate. Any difference in the actual settlement amount or any change in estimate is reflected as an adjustment to income or expense within this line item in the period of resolution or adjustment.
     In 2003, we approved restructuring plans related to the reorganization of our business operations. We accrued the estimated costs of exiting certain activities under these restructuring plans and recorded a corresponding charge in the period the exit plan was approved. In subsequent periods, we re-assessed the initial assumptions and estimates made in connection with these restructuring plans based on current information and, as a result, recorded additional charges for the estimated incremental costs of exiting certain activities under this restructuring plan. See Note 11 for further discussion of these restructuring activities.
     During the fourth quarter of 2005, S1 committed to a plan to change to its organization to reduce operating costs and aligned the Company with the needs of its customers. Under the new structure, S1 was organized in business units, each of which was designed around solution sets and addressable markets. See Note 11 for further discussion of these activities.
   Interest, investment and other income (expense), net
     Interest, investment and other income (expense), net is comprised of the following:

	For the year ended
	December 31,
	2003	2004	2005
Interest and investment income	$1,744	$2,108	$3,241
Interest expense	(418)	(584)	(495)
Equity in net loss of affiliate	—	(1,500)	—
Other	(1,087)	(1,601)	(750)

Total	$239	$(1,577)	$1,996

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
  Stock-based compensation
     We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As such, we record compensation expense on the date of grant if the current market price of the underlying stock exceeds the exercise price. Additionally, if a modification is made to an existing grant, any related compensation expense is calculated on the date both parties accept the modification and recorded on the date the modification becomes effective.

     In 2003, we recognized compensation cost of approximately $0.3 million, relating to stock options granted with exercise prices less than the market price on the date of grant. In 2005, we recorded compensation expense of $0.6 million related to the modification of the terms of certain option agreements in connection with the termination of employment. Had we determined compensation cost based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123, our net loss would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	2003	2004	2005
Net (loss) income, as reported	$(38,172)	$15,570	$(1,057)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	281	—	570
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31,991)	(25,143)	(13,070)

Pro forma net loss	$(69,882)	$(9,573)	$(13,557)

Basic and diluted net (loss) income per share:
As reported — basic	$(0.55)	$0.22	$(0.02)
As reported — diluted	(0.55)	0.21	(0.02)
Pro forma — basic and diluted	(1.00)	(0.14)	(0.19)
     The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.
     The fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2004	2005
Expected dividend yield	0%	0%	0%
Expected volatility	111.1%	101.9%	66.9%
Risk-free interest rate, stock option plans	3.0%	3.6%	4.3%
Expected life, stock option plans	4.1 years	4.0 years	4.0 years

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
     Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of S1. Because of our net losses in the years ended December 31, 2005 and 2003, the issuance of additional shares of common stock through the exercise of stock options or upon the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our net loss per share for that period. See Note 21 for more information.
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
   Recent accounting pronouncements
     On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. We used the transition election under FSP FAS 123(R)-c to calculate the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. Under this methodology we have no excess tax benefits. We will adopt SFAS No. 123R on January 1, 2006 using the “modified prospective” method. We expect to record stock based compensation expense of between $4 million and $6 million during the year ending December 31, 2006.
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investor and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB 107 in connection with the adoption of SFAS 123R.
     In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Correction — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006 as required.
3. Reclassifications
     Previously, cost of revenues did not include amortization of purchased technology and such amounts were included in amortization of other intangible assets. In accordance with Question 17 of the SFAS 86 FASB Implementation Guide, we have reclassified these costs from “Amortization of other intangibles assets” to “Cost of software licenses” in the accompanying Condensed Consolidated Statements of Operations. For continuing operations, the reclassification for the years ended December 31, 2004 and 2003 were $2.5 and $2.7 million, respectively. These costs increased cost of software licenses and decreased amortization of other intangible assets.
4. Business Acquisitions
     On July 16, 2005, we purchased substantially all of the assets of Providus Software Solutions, Inc., a wholly owned subsidiary of Zions Bancorporation that offered risk management and regulatory compliance products. We paid cash consideration of $0.9 million, including approximately $20,000 in acquisition costs, upon the closing of the transaction and agreed to pay additional consideration based on the achievement of certain revenue targets through 2010. We believe this acquisition will add to our suite of compliance products. Any additional consideration will be accounted for as additional purchase price and will increase the goodwill amount associated with the Providus acquisition in the period in which such payment becomes issued or issuable. Zions continues to be a customer of S1 for both risk and compliance products as well as retail banking products. The acquisition was accounted for separately from the existing relationship with Zions in accordance with EITF 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination. The acquired Providus business is part of our risk and compliance segment. For accounting purposes, we treated this acquisition as it had occurred on July 16, 2005. Accordingly, our consolidated results of operations for the year ended December 31, 2005 include approximately five and a half months of operating results of Providus.
     On November 12, 2004, we purchased the outstanding stock of Mosaic Software Holdings Limited, a United Kingdom based provider of solutions that drive ATMs and electronic payments. We believe the acquisition adds a financial transaction solution to S1’s suite of products and will enable S1 to offer financial services providers and retailers an ATM and payments solution which complements our suite of front-office products. Under the terms of the transaction, S1 paid $37.0 million in cash upon the closing of the transaction and committed to pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic achieving certain financial metrics during its fiscal year ending May 31, 2005. Any additional consideration will be accounted for as additional purchase price and will increase the amount of goodwill associated with

Mosaic in the period in which such payment becomes issued or issuable. As of December 31, 2005, there has been no additional consideration paid in connection with the Mosaic acquisition. We incurred approximately $1.0 million of expenses associated with this transaction. For accounting purposes, we treated the acquisition as if it had occurred on November 12, 2004. Accordingly, our consolidated results of operations for the year ended December 31, 2004 include approximately one and a half months of operating results for Mosaic.
     In the fourth quarter of 2005, we resolved that we owed the former shareholders of Mosaic $12.9 million related to the earn-out payments. In the first quarter of 2006, we reached a tentative agreement to pay $12.9 million and place an additional $2.1 million in escrow. The remaining $2.1 million of the potential $15.0 million payment involves resolution of a contingency that remains in question as of the reporting date and may not be resolved until the second quarter of 2007. As such, we have accrued the $12.9 million payment and increased goodwill as of December 31, 2005. We expect to make this payment in the first or second quarter of 2006. Any additional consideration will be accounted for as additional purchase price and will increase the amount of goodwill associated with Mosaic in the period in which the outcome of the contingency is determinable beyond a reasonable doubt.
     On August 4, 2004, we purchased the outstanding stock of X/Net Associates, Inc., a Rochester, New York based provider of lending solutions to financial institutions. We believe this acquisition will strengthen our product offering around lending solutions and accelerate the development of our lending functionality. We paid cash consideration of $4.0 million for this business and incurred approximately $0.1 million of expenses in connection with the acquisition. We have included the results of X/Net in our results of operations from the date of the acquisition. For accounting purposes, we treated the acquisition as if it had occurred on August 1, 2004. Accordingly, our consolidated results of operations for the year ended December 31, 2004 include five months of operating results for X/Net. Under the agreement, additional consideration may be paid to one shareholder of X/Net, who is also an S1 employee, if certain financial metrics are achieved. There was a maximum of $1.0 million that could have been earned in the period from August 1, 2004 through July 31, 2005 and $2.0 million that could be earned in the period from August 1, 2005 through July 31, 2006. In the fourth quarter of 2005, we reached an agreement with the shareholder of X/Net to settle the earn-out as of December 31, 2005. We recorded $0.2 million of contingent consideration as compensation expense in the year ended December 31, 2005. Additionally, we agreed to pay an additional $0.3 million in August 2007 and upon the completion of certain goals. This payment will be accrued as compensation expense over the period in which it is earned.
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
     The Mosaic, X/Net and vMoksha businesses are included in the financial institutions segment.

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

	Providus	Mosaic	X/Net	vMoksha
Current assets	$—	$10,553	$18	$87
Property and equipment	32	594	—	433
Other non-current assets	—	300	—	—
Developed technology (1)	500	6,100	600	—
Customer relationship assets (2)	100	4,900	200	—
Goodwill (3)	348	33,036	4,008	888
Current liabilities	(123)	(4,537)	(743)	(210)
Non-current liabilities	—	(61)	—	—

Total purchase price	$857	$50,885	$4,083	$1,198

(1)	Developed technology for Mosaic, X/Net and Providus have an estimated useful life of five years.

(2)	Customer relationship asset for Mosaic has a useful life of ten years and for X/Net and Providus, it has an estimated useful life of five years.

(3)	Goodwill for Mosaic includes $12.9 million of contingent consideration recorded during the fourth quarter of 2005.
     We did not present proforma results of operations for these acquisitions because their effect was not significant, individually or in the aggregate.
5. Discontinued Operations
     On December 30, 2005 we completed the sale of our Edify segment. Under the terms of the agreement, we received approximately $33.5 million in cash. We recorded a gain of $24.4 million, net of tax in 2005. Under the agreement, S1 has contracted to continue to be a reseller of Edify products following the closing of the transaction. We recorded expenses of approximately $4.4 million in connection with the sale including legal fees and employee severance payments. Our consolidated balance sheet for December 31, 2005 includes approximately $4.6 million of net current liabilities relating to the sale of the Edify business. Under the terms of the agreement, there is a provision for a working capital adjustment which has not been resolved. We intend to record any additional consideration paid or received in connection with this transaction in the period in which the working capital adjustment is resolved.
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
     We have accounted for the disposal of Edify and Davidge as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, Edify and Davidge results for current and prior year periods are presented in the discontinued operations section of the consolidated statement of operations.

     Revenues and (loss) income from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2003	2004(1)	2005
Revenues
Davidge	$4,963	$5,650	$—
Edify	30,027	36,848	34,085

Loss from Davidge	$(8,076)	$(1,148)	$(31)
(Loss) income from Edify	(27,551)	618	1,658
Gain on disposal of Davidge	—	9,254	—
Gain on disposal of Edify	—	—	24,985
Income tax expense	(5)	(794)	(302)

(Loss) income from discontinued operations	$(35,632)	$7,930	$26,310

(1)	For Davidge, ten months ended October 31, 2004 prior to sale
     Assets and liabilities of the discontinued operations were as follows (in thousands):

	December 31,	October 31,
	2005	2004
Current assets	$8,605	$1,794
Property and Equipment	525	280
Goodwill	4,886	346
Other assets	274	—
Current liabilities	(10,601)	(196)

Net assets of discontinued operations	$3,689	$2,224

     Previously, we had arrangements between our financial institutions segment (continuing operations) and our Edify segment (discontinued operations) to provide services to each other’s customers. Intercompany revenues and expenses were recorded in each segment and were eliminated in consolidation. These agreements were terminated in connection with the sale of the Edify business. The table below represents intercompany revenues recorded in our continuing operations and our discontinued operations.

	2003	2004	2005
	(in thousands)
Continuing operations	$1,519	$164	$120
Discontinued operations	1,843	1,994	1,633
     In connection with the sale of Edify, we entered into a reseller agreement with Intervoice to continue to sell Edify’s products to our existing customers and future customers. We will not have any significant involvement in the operations of Edify after the disposal. We do not believe the activity under the reseller agreement will be significant in the future.
6. Investments
     We had short-term investments at December 31, 2004 and 2005 of $65.2 million and $44.2 million, respectively. The fair value of our short-term investments did not significantly differ from their carrying values at December 31, 2004 and 2005.

7.	Accounts Receivable
     Accounts receivable include unbilled receivables of approximately $20.5 million at December 31, 2004 and $24.3 million at December 31, 2005. Unbilled receivables generally represent revenue recognized on contracts for which billings have not been presented to the customers in accordance with the terms of the contracts at the respective balance sheet date.
8.	Property and Equipment
     Property and equipment consist of the following:

	December 31,
	2004	2005
	(in thousands)
Leasehold improvements	$9,986	$5,749
Furniture and fixtures	6,959	4,827
Computer equipment	22,536	20,778
Software	10,641	10,056

	50,122	41,410
Accumulated depreciation	(34,972)	(30,059)

	$15,150	$11,351

9.	Goodwill and Other Intangible Assets
     At December 31, 2005, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(in thousands)
Purchased and acquired technology	$19,989	$(9,981)
Customer relationships	12,100	(3,733)

Total	$32,089	$(13,714)

     We recorded amortization expense of $3.7 million, $3.4 million and $5.0 million during the years ended December 31, 2003, 2004 and 2005, respectively. Amortization of acquired technology included in cost of license was $2.7 million, $2.5 million and $3.7 million for the years ended December 31, 2003, 2004 and 2005, respectively. We estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2006	2007	2008	2009	2010
Financial institutions business segment	$4,931	$3,990	$3,165	$2,200	$1,090
Risk and compliance business segment	120	120	120	120	60

     The changes in the carrying value of our goodwill for the year ended December 31, 2005 are as follows (in thousands):

	Financial	Risk and
	Institutions	Compliance	Edify	Total
Balance, January 1, 2005	$111,603	$1,210	$4,886	$117,699
Acquisitions	—	348	—	348
Purchase price adjustment	178	—	—	178
Utilization of acquisition related income tax benefits	(431)	—	—	(431)
Additional consideration	12,900	—	—	12,900
Sale of Edify	—	—	(4,886)	(4,886)

Balance, December 31, 2005	$124,250	$1,558	$—	$125,808

     In April 2003, we terminated our efforts to divest the Edify business. We considered our inability to sell the Edify business on terms that were acceptable to us a triggering event under SFAS No. 142 and 144 that required us to perform a current assessment of the carrying value of the Edify business. Based on our current analysis of fair value for the Edify business, including estimates we based on discounted future cash flows, market valuations of comparable businesses and offers from potential buyers, we concluded that the fair value of the Edify business was less than its carrying value. Accordingly, we allocated our estimate of fair value for the unit to the existing assets and liabilities of the Edify business as of March 31, 2003, resulting in a goodwill impairment charge of $11.7 million and accelerated amortization on other intangible assets (developed technology and customer base) and purchased software of $1.2 million and $0.5 million, respectively. In December 2005, we divested the Edify business and this impairment is included in loss from discontinued operations.
10.	Derivative Financial Instruments
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
     The foreign currency options are designated as cash flow hedges and the options with expiration dates of December 31, 2005 to March 31, 2009 are deemed effective in the period ended December 31, 2005. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which a specific hedged transaction affects earnings.
     The foreign currency options with expiration dates of June 30, 2005 and September 30, 2005 were designated as ineffective in the periods ended June 30, 2005 and September 30, 2005, due to a delay in the go live date of the hosting agreement. The change in the value of these options was recognized in current earnings in the respective periods. The June 30, 2005 option was in the money and was exercised, resulting in income of $7,000 which was offset by premium expense of $6,000. The September 30, 2005 option was in the money and was exercised, resulting in income of $12,000 which was offset by premium expense of $9,000.
     The foreign currency option with the December 30, 2005 expiration date was designated as ineffective in the period ended December 31, 2005. The hosting operations went live on December 17, 2005 and normally the hedge would have been effective, however, due to the timing of the collection of the underlying cash the hedge was declared ineffective. The change in the value of the December 30, 2005 option was recognized in current earnings. The December 30, 2005 option was in the money and was exercised, resulting in income of $20,000 which was offset by premium expense of $11,000.
     For the year ended December 31, 2005, we recorded an increase in Accumulated Other Comprehensive Income (AOCI) of approximately $104,000 related to gain on the foreign currency cash flow hedge. The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by S1 during the applicable periods (in thousands):

Year Ended
December 31, 2005
Accumulated derivative net gain as of January 1, 2005	$—
Net change in fair value of derivatives	118
Net gains reclassified from AOCI into earnings	(14)

Accumulated derivative net gain as of December 31, 2005	$104

     Financial instruments held as part of the hedging transaction discussed above are recorded at fair value based upon comparable market transactions as quoted by the broker. The fair value and carrying amount of the options totaled $378,000 as of December 31, 2005. Deferred currency option premiums are included in other assets.
11.	Restructuring and Merger Related Costs
     Components of merger related and restructuring costs are as follows:

	2003	2004	2005
		(in thousands)
Merger related costs	$(1,312)	$—	$—
Restructuring costs	16,911	—	15,030

	$15,599	$—	$15,030

     During the year ended December 31, 2003, we undertook several initiatives to align our worldwide cost structure with our anticipated 2004 revenues. As a result, management approved restructuring plans in the financial institution segment to reduce the work force, relocate and consolidate certain office facilities and sell certain corporate assets. In addition we consolidated our United Kingdom data center operations into our global hosting center in Atlanta. In connection with these plans, we recorded restructuring charges of $16.9 million during the year ended December 31, 2003. In total, we eliminated approximately 200 positions worldwide and closed or consolidated office facilities. In the domestic operations of our financial institution segment, we recorded $6.2 million in restructuring charges during 2003, which were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and other corporate charges.
     In the first quarter of 2003, we began the process of reorganizing our international operations. In 2003, we consolidated our U.K. data center operations into our global hosting center in Atlanta, relocated our remaining U.K. operations to a smaller facility, decreased our workforce both in our European and Asia Pacific operations and closed offices in our Asia Pacific operations. As a result, in 2003, we recorded restructuring charges of $9.4 million in our European operations and $1.3 million in our APJ operations. These charges were comprised of accelerated depreciation of assets, severance costs, other related costs to relocate the data center operations, losses on the vacated office space and the write off of abandoned leasehold improvements. Under the provisions of SFAS No. 146, we recorded the loss on vacated office space at the present value of the expected cash flows. We will accrete interest expense of approximately $0.9 million over the remaining term of the lease, which is six years.
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

     In 2004, we adjusted our restructuring reserves as we re-occupied certain office space, re-hired certain employees who were previously terminated and adjusted our estimates based on sublease assumptions for certain vacant office space. In 2005, we evaluated the sublease assumptions for our international office space and recorded an additional $1.1 million to reflect management’s current estimate of liability for this space.
     The restructuring charges from these plans and their utilization as of December 31, 2003, 2004 and 2005 and for the years then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total
Balance, December 31, 2002	$78	$6,724	$308	$7,110

2003 restructuring charge (1)	6,461	7,492	7,217	21,170
Amounts utilized through December 31, 2003	(5,595)	(3,904)	(7,007)	(16,506)

Balance, December 31, 2003	944	10,312	518	11,774

Amounts utilized through December 31, 2004	(488)	(2,989)	(171)	(3,648)
Change in estimate	(456)	803	(347)	—

Balance, December 31, 2004	—	8,126	—	8,126

Amounts utilized through December 31, 2005	—	(3,245)	—	(3,245)
Change in estimate	—	1,113	—	1,113
Sale of Edify business	—	(194)	—	(194)

Balance, December 31, 2005	$—	$5,800	$—	$5,800

(1)	In the year ended December 31, 2003, we recorded restructuring charges of $4.3 million related to our Edify business which is now a part of discontinued operations.
     In 2005, we approved a plan of reorganization to change the operating structure of our financial institutions segment. Under the new structure, we are organized as business units designed around products and addressable markets. We believe that the new structure will effectively align the company with the needs of our customers. The expense reductions primarily are related to our domestic and International financial institutions services solutions teams. The reductions include all functional areas of the groups affected. As of December 31, 2005, we have eliminated 120 positions and closed or consolidated office facilities. In connection with this reorganization, we recorded $15.0 million in restructuring costs in 2005, primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets. Included in these charges are non-cash charges of $0.6 million for the acceleration of stock options and $0.7 million for the write-off of fixed assets. We expect to record $0.2 million in the first quarter of 2006 for employee termination benefits for employees who were placed on transition plans.
     The restructuring charges from this plan and the utilization as of December 31, 2005 and for the year then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total
2005 restructuring charge	$8,037	$5,104	$776	$13,917
Amounts utilized through December 31, 2005	(3,402)	(54)	(776)	(4,232)

Balance, December 31, 2005	$4,635	$5,050	$—	$9,685

     The remaining restructuring reserves at December 31, 2005 relates to future rent expense for vacated facilities, net of sublease income, severance payments to terminated employees and other costs. We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $15.5 million, of which we anticipate to pay approximately $7.8 million within the next twelve months. The leases expire on various terms through 2011.

12.	Accrued Other Expenses
     Accrued other expenses consists of the following:

	December 31,
	2004	2005
	(in thousands)
Accrued service fees payable	$3,395	$1,974
Accrued for merger related costs and costs related to the disposal of a business	2,105	6,115
Sales and income taxes payable	3,281	1,838
Accrued contract losses	666	2,313
Other	7,922	5,347

	$17,369	$17,587

13.	Commitments and Contingencies
   Lease commitments
     We lease office facilities and computer equipment under non-cancelable operating lease agreements, which expire at various dates through 2023. Total rental expense under these leases was $12.2 million, $12.4 million, and $13.6 million in 2003, 2004 and 2005, respectively.
     Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements are as follows (in thousands):

	Operating Lease	Sublease	Net Lease
	Commitments	Income	Commitments
2006	$13,303	$(1,812)	$11,491
2007	11,746	(1,635)	10,111
2008	9,846	(1,676)	8,170
2009	8,695	(1,296)	7,399
2010	6,859	(1,230)	5,629
Thereafter	9,357	(848)	8,509

	$59,806	$(8,497)	$51,309

     In connection with the lease on our corporate offices, we issued to our landlord a standby letter of credit in the amount of $5.0 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline. At December 31, 2005, there were no drawings outstanding under the letter of credit. Additionally, we have issued letters of credit in the aggregate amount of $0.9 million to guarantee certain obligations for other leased facilities.

     Property and equipment as of December 31, 2004 includes computer equipment under capital lease with original cost and accumulated depreciation of approximately $4.5 million and $1.4 million, respectively. Property and equipment as of December 31, 2005 includes computer equipment under a capital lease with original cost and accumulated depreciation of approximately $3.5 million and $1.5 million, respectively. Future minimum annual lease payments for the capital lease as of December 31, 2005 are as follows (in thousands):

2006	$1,317
2007	714
2008	77

$2,108
Less amount representing interest	(95)

2,013
Less current portion	(1,222)

Long-term capital lease obligations	$791

   Contractual commitments
     In the normal course of business, we enter into contracts with vendors. Some of these contracts include provisions for fixed or minimum purchase quantities. At December 31, 2005, our payment obligations under these contracts are $2.1 million for 2006, $1.1 million for 2007 and $0.8 million for 2008.
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
   Guarantees
     We typically grant our customers a warranty that guarantees that our product will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify and agree to pay any judgment or settlement relating to a claim. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these agreements as of December 31, 2005.
   Litigation
     Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.
     As reported in previous filings with the SEC, S1 Corporation is involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed in March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. The trial related to Tradecard’s suit began on March 6, 2006 and is expect to continue through March 24, 2006. We believe that the plaintiff’s claims are not meritorious and are continuing to vigorously defend the suit.

     While we do not believe that the above matter or any other pending litigation will be material to our financial position or result of operations, there can be no assurance on the ultimate outcome of this matter. An adverse judgment or settlement could be material to our financial position and results of operations.
14.	Income Taxes
     (Loss) income from continuing operations before income taxes consists of the following:

	2003	2004	2005
		(in thousands)
U.S. operations	$28,716	$16,476	$(8,881)
Foreign operations	(30,978)	(7,545)	(17,013)

	$(2,262)	$8,931	$(25,894)

     Income tax expense from continuing operations is summarized as follows:

	2003	2004	2005
		(in thousands)
Current:
Federal	$96	$359	$294
Foreign	13	340	788
State	42	143	(9)

Total current	$151	$842	$1,073

Deferred:
Federal	$—	$—	$—
Foreign	127	449	400
State	—	—	—

Total deferred	$127	$449	$400

Total income tax expense	$278	$1,291	$1,473

     A reconciliation of the income tax (benefit) expense to the amount computed by applying the statutory federal income tax rate to the income (loss) from continuing operations before income tax benefit is as follows:

	2003	2004	2005
		(in thousands)
Income taxes at federal statutory rate of 35%	$(792)	$3,126	$(9,063)
State income tax (benefit) expense, net of federal benefit	(1,521)	86	(9)
(Decrease) increase in valuation allowance related to current year operations	(657)	(3,219)	5,863
Foreign operations tax rate differences	3,502	295	767
In-process R&D, goodwill amortization, tax assessments and other permanent items	(254)	1,003	3,355
Other	—	—	560

Income tax expense	$278	$1,291	$1,473

     The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2004 and 2005 are as follows:

	2004	2005
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$159,100	$154,009
Equity in net loss of affiliate	20,299	20,299
Accrued expenses	7,258	7,887
Deferred revenue	10,693	8,080
Tax credit carryforwards	6,872	6,553
Restructuring	2,937	5,548
Property and equipment depreciation	5,598	1,626
Other	—	509

Total gross deferred income tax assets	212,757	204,511
Valuation allowance for deferred income tax assets	(206,241)	(199,173)

Total deferred income tax assets	6,516	5,338

Deferred income tax liabilities:
Identifiable intangibles	6,512	5,338
Other	4	—

Total gross deferred income tax liabilities	6,516	5,338

Net deferred income taxes	$—	$—

Included in:
Other current assets	$483	$418
Other liabilities	(483)	(418)

Net deferred income taxes	$—	$—

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
     At December 31, 2005, we had domestic and foreign net operating loss carryforwards and tax credit carryforwards of approximately $306.3 million, $123.5 million and $6.8 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2024 unless utilized. The foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2021. Our domestic net operating loss carryforwards at December 31, 2005 include $208.8 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The acquisitions described in Note 4 created ownership changes for federal income tax purposes. The result of an ownership change is to limit a company’s ability to utilize its net operating loss and credit carryforwards based on the valuation of the company. Due to the value of the companies at the time of their respective ownership changes, the limitation of net operating loss and credit carryforwards is not expected to be meaningful.
     During 1999, we acquired FICS, which resulted in establishing non-goodwill intangible assets of $48.0 million. In 2004 we acquired X-Net and Mosaic which resulted in establishing non-goodwill intangible assets of $0.8 million and $11.0 million respectively. These identifiable intangibles created deferred tax liabilities of $19.2 million, $0.3 million, and $3.3 million for FICS, X-Net, and Mosaic respectively. We acquired net operating loss carryforwards of approximately $45.3 million in the FICS transaction, $3.8 million in the X-Net transaction, and $1.1 million in the Mosaic transaction. We established a valuation allowance relating to the FICS carryforwards that resulted in the recording of a net deferred tax liability of $15.3 million as a result of the acquisition. As the benefit from the FICS and Mosaic net operating loss carryforwards was realized, we reduced goodwill recorded in connection with the FICS and Mosaic transactions and increased deferred tax expense. During 2005 and 2004, we reduced goodwill by $0.4 million for each year, in connection with the realization of these tax benefits.
     The sale of VerticalOne to Yodlee in January 2001 was a stock-for-stock transaction that was treated as a tax-free reorganization. The difference between the tax basis in S1’s investment in Yodlee and the net book value in S1’s share of Yodlee’s assets is treated as a temporary difference and is reported as a deferred tax asset in the table above offset by a full valuation allowance.
     The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. The company is subject to audit by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the probable outcome of known contingencies.
15.	Convertible Preferred Stock
     S1 has authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,150 have been designated as series E convertible preferred stock. At December 31, 2005, there were 749,064 shares of series B convertible preferred stock outstanding. As of December 31, 2005, series A, series C, series D and series E shares have been converted to common stock or cancelled.
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
16.	Equity Transactions
     On September 20, 2003, our series E convertible preferred stock automatically converted into S1 common stock at a rate of one common share for each preferred share. Accordingly, we issued 649,150 shares of S1 common stock in exchange for 649,150 shares of series E preferred stock.
     In July 2002, our board of directors approved a $10.0 million stock repurchase program to enhance long-term shareholder value. The stock repurchase program was completed in January 2003. We repurchased a total of 2,051,862 shares of our common stock at an average price of $4.87 per share. In October 2003, our board of directors approved a $15.0 million stock repurchase program to offset dilution of our common stock from shares granted under our employee stock option plans. This program was funded from available cash and short-term investments. We completed this stock repurchase program in the second quarter of 2005. We repurchased 2,002,024 shares of our common stock at a cost of $15.0 million under this program and at an average price of $7.49 per share. As of December 31, 2005, we had completed the stock repurchase programs and hold 4,053,886 shares of our common stock in treasury at a cost of $25.0 million.
17.	Stock Option and Purchase Plans
     We maintain certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 16,087,015 shares of S1 common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year terms and generally vest and become exercisable ratably over four years from the date of grant. At December 31, 2005, 1,155,121 shares were available for future grants under the plans.
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
     A summary of our stock options as of December 31, 2003, 2004 and 2005, and changes during the years ended on those dates is presented below:

	2003		2004		2005
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding at beginning of year	18,390	$13.97	15,067	$12.00	14,544	$11.05
Granted	2,598	3.80	2,520	8.10	2,885	4.36
Exercised	(1,322)	2.43	(922)	6.51	(258)	4.41
Forfeited/canceled	(4,599)	18.02	(2,121)	16.27	(2,239)	14.21

Outstanding at end of year	15,067	$12.00	14,544	$11.05	14,932	$9.40

Exercisable at end of year	7,751	$15.37	8,200	$12.96	10,593	$11.00

     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
		Weighted-		Options Exercisable
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price
$0.95 – 4.00	1,827	7.3	$3.57	1,396	$3.56
4.01 – 5.00	3,027	9.3	4.24	382	4.67
5.01 – 7.00	2,457	5.5	6.41	2,343	6.44
7.01 – 8.50	3,135	6.9	8.04	2,328	8.08
8.51 – 11.00	677	6.3	9.34	514	9.38
11.01 – 15.00	706	5.7	13.08	628	12.93
15.01 – 20.00	2,596	5.3	16.76	2,495	16.82
20.01 – 97.44	507	4.0	41.34	507	41.34

0.95 – 97.44	14,932	6.7	$9.40	10,593	$11.00

     For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $3.80, $8.10 and $4.36 and the per share weighed-average fair value was $2.95, $5.86 and $2.35 for stock options granted during 2003, 2004 and 2005, respectively.
     At December 31, 2005, 2,121,349 common shares were reserved for future issuance under our employee stock purchase plan. Effective January 1, 2003, we suspended the ESPP.
18.	Retirement Savings Plan
     We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the 401(k) plan may elect to contribute from 1% to 15% of his or her annual compensation to the plan. S1, at management’s discretion, may make matching contributions to the plan. Our matching contributions to the plan charged to expense for 2003 and 2005 were approximately $1.1 million and $0.6 million, respectively. We did not have any matching contributions in 2004.
19.	Segment Reporting, Geographic Disclosures and Major Customers
     We operate and manage S1 in two business segments: financial institutions, our core business segment, and the risk and compliance business. The financial institutions segment develops, markets and implements integrated, transactional and brandable enterprise applications for small, mid-sized and large financial institutions worldwide, available as in-house or hosted solutions. Under the FRS brand, our risk and compliance segment provides regulatory reporting solutions with a suite of regulatory reporting, financial intelligence and analytic solutions to financial institutions worldwide.
     Previously, the risk and compliance operating segment did not exceed the 10% revenue threshold and qualified for aggregation into the financial institutions segment based on its similar economic characteristics and the nature of the products, services and production services and the types of customers served. Following the divestiture of the Edify segment, revenues from our risk and compliance operating segment now exceed 10% of our revenues from continuing operations. Therefore, our risk and compliance segment is now considered a reportable segment. In accordance with SFAS No. 131, we have restated prior periods to reflect the newly reportable segment as a separate segment
     We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the years ended December 31, 2003, 2004 and 2005. We do not use any asset-based metrics to measure the operating performance of our segments.
     The following table shows revenues from continuing operations by revenue type for our reportable segments:

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
	(in thousands)
Year Ended December 31, 2003:
Financial institutions	$50,473	$38,062	$71,124	$42,288	$2,899	$204,846
Risk and compliance	4,420	5,635	6,041	—	11	16,107

Total	$54,893	$43,697	$77,165	$42,288	$2,910	$220,953

Year Ended December 31, 2004:
Financial institutions	$30,297	$39,159	$76,075	$37,354	$2,269	$185,154
Risk and compliance	6,854	6,721	7,602	—	22	21,199

Total	$37,151	$45,880	$83,677	$37,354	$2,291	$206,353

Year Ended December 31, 2005:
Financial institutions	$27,337	$44,289	$65,346	$40,000	$2,169	$179,141
Risk and compliance	10,939	7,224	6,719	—	45	24,927

Total	$38,276	$51,513	$72,065	$40,000	$2,214	$204,068

     The following table shows results from continuing operations for our reportable segments:

	Year Ended December 31, 2003
	Financial	Risk and
	Institutions	compliance	Total
	(in thousands)
Revenues	$204,846	$16,107	$220,953
Operating expenses:
Direct costs	90,780	7,041	97,821
Selling and marketing	24,535	2,831	27,366
Product development	37,201	2,074	39,275
General and administrative	24,230	2,276	26,506
Merger related and restructuring costs	15,599	—	15,599
Depreciation	15,531	332	15,863
Amortization of other intangible assets	1,024	—	1,024

Total operating expenses	208,900	14,554	223,454

Segment operating loss	$(4,054)	$1,553	$(2,501)

	Year Ended December 31, 2004
	Financial	Risk and
	Institutions	compliance	Total
	(in thousands)
Revenues	$185,154	$21,199	$206,353
Operating expenses:
Direct costs	79,423	9,628	89,051
Selling and marketing	22,488	3,433	25,921
Product development	43,591	2,623	46,214
General and administrative	21,892	2,539	24,431
Depreciation	9,013	337	9,350
Amortization of other intangible assets	878	—	878

Total operating expenses	177,285	18,560	195,845

Segment operating income	$7,869	$2,639	$10,508

	Year Ended December 31, 2005
	Financial	Risk and
	Institutions	compliance	Total
	(in thousands)
Revenues	$179,141	$24,927	$204,068
Operating expenses:
Direct costs	89,732	9,556	99,288
Selling and marketing	28,143	3,355	31,498
Product development	40,219	5,442	45,661
General and administrative	26,123	3,838	29,961
Restructuring costs	15,030	—	15,030
Depreciation	8,892	306	9,198
Amortization of other intangible assets	1,312	10	1,322

Total operating expenses	209,451	22,507	231,958

Segment operating loss	$(30,310)	$2,420	$(27,890)

     Revenues from international customers were $65.6 million, $41.8 million and $54.5 million for the years ended December 31, 2003, 2004 and 2005, respectively.

     At December 31, 2004 and 2005, approximately $2.2 million and $2.6 million, respectively, of total property and equipment is located outside of the United States.
     For the year ended December 31, 2005, we had one major customers in the financial institutions segment (defined as those customers who individually contribute more than 10% of total revenues). We derived 22%, 26%, and 25% of our financial institutions segment revenues from State Farm Mutual Automobile Insurance Company during the years ended December 31, 2003, 2004 and 2005, respectively.
     The other major customer, Zurich Insurance Company and certain of its affiliates or subsidiaries, accounted for 21% of our revenues from the financial institutions segment during the year ended December 31, 2003.
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
20.	Related Party Transactions
   Yodlee, Inc.
     As a result of our sale of VerticalOne to Yodlee in January 2001, we own approximately 23% of Yodlee at December 31, 2005. In 2004, we invested an additional $1.5 million in Yodlee. The chairman of our board of directors is also a director of Yodlee. In connection with the sale, we entered into the following agreements with Yodlee:
•	a sales representation (and OEM) agreement;

•	a data center agreement; and

•	a facilities sublease, which expired in 2001.
     Under the terms of the OEM agreement, we are a non-exclusive reseller of Yodlee’s aggregation service. In connection with this arrangement, we made a nonrefundable prepayment of $10.0 million to Yodlee in 2001, which we included as part of our loss on the sale of VerticalOne. Subject to certain conditions, (i) we may sell Yodlee’s aggregation service directly to certain of our customers and retain 100% of the fees or (ii) we may assist Yodlee with the sale of its aggregation service to one of its customers in return for 50% of their fees. The OEM agreement and the prepayment expired in July 2005, the agreement was extended through January 2006 for current customers only. A new agreement was signed February 1, 2006 and expires on January 31, 2009. We paid $0.1 million to Yodlee during the year ended December 31, 2005 for user and maintenance fees. During 2003 and 2004, we received $0.1 million and $0.1 million from Yodlee under this agreement, respectively.
     Under the data center agreement, we agreed to provide Yodlee with certain data center services for a fee. During 2003, 2004 and 2005, we provided data center services in the amount of $0.5 million, $0.4 million and $0.4 million, respectively. The original term of the data center agreement ended in January 2004, but was renewed annually in January. The data center agreement was terminated as of December 31, 2005. At December 31, 2004 and 2005, we had receivables from Yodlee of approximately $0.1 million and $0.1 million, respectively, for services performed under this agreement.

21.	Net Income (Loss) Per Share
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
     Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of our net losses from continuing operations in 2003 and 2005, the issuance of additional shares of common stock through the exercise of stock options or upon the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our net loss per share for that period.

	2003	2004	2005
	(in thousands, except per share data)
Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(2,540)	$7,640	$(27,367)
Amount allocated to participating preferred stockholders	—	(114)	—

(Loss) income from continuing operations available to common stockholders — basic	$(2,540)	$7,526	$(27,367)

Weighted average common shares outstanding	69,872	70,613	70,359
Basic (loss) earnings from continuing operations per share	$(0.04)	$0.11	$(0.39)

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(2,540)	$7,640	$(27,367)
Amount allocated to participating preferred stockholders	—	(114)	—

(Loss) income from continuing operations available to common stockholders — diluted	$(2,540)	$7,526	$(27,367)

Weighted average common shares outstanding	69,872	70,613	70,359
Weighted average effect of common stock equivalents:
Stock options	940	2,517	922
Convertible preferred stock	1,534	—	1,070

Weighted average diluted shares outstanding	72,346	73,130	72,351

Diluted earnings from continuing operations per share	$(0.04)	$0.10	$(0.39)

22.	Quarterly Financial Information (Unaudited)
     The following table shows selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2004 and 2005. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
			(in thousands, except per share data)
Revenues	$47,365	$50,401	$52,053	$56,534	$55,478	$54,486	$48,148	$45,956
Cost of revenues (1)	21,114	21,938	22,433	23,566	24,103	23,580	24,433	27,172
Operating income (loss)	1,354	1,491	3,543	4,120	977	1,055	(9,389)	(20,533)
Income (loss) from continuing operations	1,057	800	3,106	2,677	730	1,335	(8,759)	(20,673)
(Loss) income from discontinued operations, net of tax	(613)	(180)	113	8,610	(10)	981	1,263	24,076
Net income (loss)	444	620	3,219	11,287	720	2,316	(7,496)	3,403

Earnings (loss) per share:
Basic:
Continuing operations	$0.01	$0.01	$0.05	$0.04	$0.01	$0.02	$(0.13)	$(0.29)
Discontinued operations	(0.00)	(0.00)	0.00	0.12	0.00	0.01	0.02	0.34

Net income (loss) per common share — basic	$0.01	$0.01	$0.05	$0.16	$0.01	$0.03	$(0.11)	$0.05

Diluted:
Continuing operations	$0.01	$0.01	$0.05	$0.04	$0.01	$0.02	$(0.13)	(0.29)
Discontinued operations	(0.00)	(0.00)	0.00	0.11	0.00	0.01	0.02	0.34

Net income per common share — diluted	$0.01	$0.01	$0.05	$0.15	$0.01	$0.03	$(0.11)	$0.05

(1)	Cost of revenues is derived from our statements of operations as the sum of cost of software licenses, cost of professional services, support and maintenance, cost of data center and cost of other revenue. Cost of revenues exclude charges for depreciation of property and equipment.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Balance	Additions
	at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
Description	of period	expenses	accounts		Deductions		period
	(in thousands)
Year ended December 31, 2003:
Allowance for doubtful accounts	$7,601	6,063	—		8,558	(1)	$5,106
Valuation allowance for deferred taxes	$209,530	7,258	1,101	(3)	—		$217,889

Year ended December 31, 2004
Allowance for doubtful accounts	$5,106	421	775	(2)	1,597	(1)	$4,705
Valuation allowance for deferred taxes	$217,889	(3,467)	(8,181	) (3)	—		$206,241

Year ended December 31, 2005:
Allowance for doubtful accounts	$4,705	5,152	—		4,047	(1)	$5,810
Valuation allowance for deferred taxes	$206,241	5,863	(12,931	) (3)	—		$199,173

(1)	Accounts deemed to be uncollectible and written off during the year.

(2)	Allowances related to companies acquired.

(3)	Allowances related to companies acquired, stock option expense and change in estimation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not Applicable.

Item 9A.	Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company’s management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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
     The following table provides information with respect to compensation plans under which equity securities of S1 Corporation are authorized for issuance to employees, non-employee directors and others as of December 31, 2005:

	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	6,294,321	$5.25	1,155,121
Equity compensation plans not approved by shareholders	8,637,573	12.43	—

Total	14,931,894	$9.40	1,155,121

Item 13.	Certain Relationships and Related Transactions.
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
     (3) The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit
No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference).

3.6	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 4.7 to S1’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.3	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.1	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.2	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

10.4	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

10.5	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*

10.6	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.7	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.9	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.10	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Employment Agreement, entered into as of April 27, 2001, by and between S1 and Jaime Ellertson (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.12	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.13	S1 Corporation 2003 Stock Option Plan (filed as Attachment A to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18,2003 and incorporated herein by reference).*

10.14	Stock Purchase Agreement By and Among S1 Corporation, Davidge Data Systems Corp. and GL Consultants, Inc. Dated as of October 20, 2004 (filed as Exhibit 99 to S1’s Current Report on Form 8-K filed with the SEC on October 25, 2004 and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.15	Share Purchase Agreement, dated November 6, 2004, among several persons listed in Schedule I thereto and S1 Corporations (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on November 16, 2004 and incorporated herein by reference).

10.16	Agreement and Plan of Merger By and Among S1 Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc., and Arrowhead I, Inc., dated as of November 18, 2005 (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on January 4, 2006 and incorporated herein by reference).

10.17	Description of Arrangement for Directors Fees.

21	Subsidiaries of S1.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

*	Management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2006.

S1 CORPORATION

By:	/s/	James S. Mahan, III

James S. Mahan, III
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2006.

	Name	Title

/s/	James S. Mahan, III	Chief Executive Officer and Chairman of the Board

	James S. Mahan, III	(Principal Executive Officer)

/s/	John A. Stone	Chief Financial Officer (Principal Financial

	John A. Stone	Officer and Principal Accounting Officer)

/s/	Ram gupta	Director

Ram Gupta

/s/	M. Douglas Ivester	Director

M. Douglas Ivester

/s/	Thomas P. Johnson, Jr.	Director

Thomas P. Johnson, Jr.

/s/	Gregory J. Owens	Director

Gregory J. Owens

Director

John W. Spiegel