Form 10-K/A
period 2005-12-31
S1 CORP /DE/
filed 2006-03-30
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Common Stock, par value $0.01 per share
Title of Class
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐                               Accelerated filer ☑                               Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     Aggregate market value of the common stock held by non-affiliates of the Registrant, computed using the closing price for the Registrant’s common stock on June 30, 2005, was $330,470,617.
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

EXPLANATORY NOTE
The purpose of this Form 10-K/A is to amend Part IV, Item 15(a)(3) and (b) of our 2005 Form 10-K for the sole purpose of filing the amended and restated bylaws of S1 Corporation (“Company”). Exhibit 3.6 to our 2005 Form 10-K inadvertently incorporated by reference a prior version of the bylaws. On February 14, 2006, the Company amended its bylaws and a copy of the bylaws, as amended on February 14, 2006, is attached. The only changes to the bylaws are to amend and restate Sections 2.2, 2.3 and 3.3. The amended and restated Section 2.3 became effective on February 14, 2006, the date of the adoption of the amendments. However, the amended and restated Sections 2.2 and 3.3 are effective immediately after the 2006 annual meeting of shareholders. Until that time, the provisions of Sections 2.2 and 3.3 contained in the bylaws filed as Exhibit 4.7 to the Company’s o Form S-8 Registration Statement (File No. 333-82383) filed with the SEC on August 9, 2000 are in effect. The index set forth in Part IV, Item 15(a)(3) and (b) has been amended and restated in its entirety as set forth below to include the correct version of the bylaws as well as the additional certifications referenced below.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), also included in this Form 10-K/A are the certifications required by Rule 13a-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Form
10-K/A as Exhibits 31.3 and 31.4, respectively.

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-3.6 AMENDED AND RESTATED BYLAWS OF S1
EX-31.3 SECTION 302, CERTIFICATION OF THE CEO
EX-31.4 SECTION 302, CERTIFICATION OF THE CFO

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(3) The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit
No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference).

3.6	Amended and Restated Bylaws of S1.

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.3	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference).

2

Exhibit
No.	Exhibit Description
10.1	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.2	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

10.4	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

10.5	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*

10.6	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.7	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.9	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.10	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Employment Agreement, entered into as of April 27, 2001, by and between S1 and Jaime Ellertson (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.12	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.13	S1 Corporation 2003 Stock Option Plan (filed as Attachment A to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18,2003 and incorporated herein by reference).*

10.14	Stock Purchase Agreement By and Among S1 Corporation, Davidge Data Systems Corp. and GL Consultants, Inc. Dated as of October 20, 2004 (filed as Exhibit 99 to S1’s Current Report on Form 8-K filed with the SEC on October 25, 2004 and incorporated herein by reference).

3

Exhibit
No.	Exhibit Description
10.15	Share Purchase Agreement, dated November 6, 2004, among several persons listed in Schedule I thereto and S1 Corporations (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on November 16, 2004 and incorporated herein by reference).

10.16	Agreement and Plan of Merger By and Among S1 Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc., and Arrowhead I, Inc., dated as of November 18, 2005 (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on January 4, 2006 and incorporated herein by reference).

10.17	Description of Arrangement for Directors Fees (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

21	Subsidiaries of S1 (incorporated by reference to Exhibit 21 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

31.1	Certificate of Chief Executive Officer dated March 15, 2006 (incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

31.2	Certificate of Chief Financial Officer dated March 15, 2006 (incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

31.3	Certificate of Chief Executive Officer dated March 30, 2006.

31.4	Certificate of Chief Financial Officer dated March 30, 2006.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

*	Management contract or compensatory plan.
(b) See Item 15(a)(3) above.

4

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2006.

S1 CORPORATION

By:	/s/ James S. Mahan, III

James S. Mahan, III
Chief Executive Officer

5