Form 10-K/A
period 2005-12-31
S1 CORP /DE/
filed 2006-05-01
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
     None

EXPLANATORY NOTE
     This Amendment No. 2 to the Annual Report on Form 10-K of S1 Corporation (“Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 16, 2006 (the “Original Filing”) and the Amended Annual Report of Form 10-K/A, filed March 30, 2006 (“Amendment No. 1”). The Company is filing this Amendment to file information required by Items 10, 11, 12, 13, and 14 of Part III because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2005. The index set forth in Part IV, Item 15(a)(3) and (b) has also been amended and restated in its entirety as set forth below to include the additional certifications referenced below.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), also included in this Form 10-K/A are the certifications required by Rule 13a-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.5 and 31.6, respectively.
     Except as described above, no other changes have been made to the Original Filing or Amendment No. 1. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table presents information about our directors and executive officers, including their ages as of December 31, 2005, the periods during which they have served as a director of S1 and its predecessor public company, Security First Network Bank, and positions currently held with S1.

	Age at	Expiration
	December 31,	of
Name	2005	Term	Position held with S1
James S. Mahan	54	2007	Chief Executive Officer and Chairman of the Board

Ram Gupta	43	2008	Director

M. Douglas Ivester	58	2007	Director

Thomas P. Johnson, Jr.	65	2006	Director

Gregory J. Owens	45	2008	Director

John W. Speigel	64	2006	Director

Johann Dreyer	47	—	President of Community Financial, International Retail Banking, and Global ATM/POS Markets

Matthew Hale	52	—	President of North America Retail Banking, Global Wholesale Banking, and Insurance Markets

John A. Stone	38	—	Chief Financial Officer
     Provided below is a brief description of the principal occupation for the past five years of each of our directors and executive officers.
     James S. Mahan, III has served as Chairman of the Board since November 2000 and as a director since 1995. He served as Chief Executive Officer from 1995 until Mr. Ellertson assumed that position in November 2000. Mr. Mahan was reinstated as Chief Executive Officer in July 2005. He served as President from June 1998 until Mr. Jeffrey Lunsford assumed the position of Acting President in August 2000. He also served as the Chairman of the Board from February 1999 until November 1999. Mr. Mahan was the Chairman of the Board and Chief Executive Officer of Cardinal Bancshares, Inc., as well as some of its subsidiaries, from November 1987 until September 1996. Mr. Mahan is a director of Yodlee, Inc., Midtown Bank & Trust Company, Lydian Trust Company, American Consulting Engineers, Magnolia Credit Corporation and WebSideStory, Inc.
     Ram Gupta has served as a director since in April 2005. Since November 2005, Mr. Gupta has served as President and CEO of Castiron Systems. From August 2000 through October 2005, Mr. Gupta served as executive vice president, products and technology for PeopleSoft, Inc. a provider of enterprise application software. From December 1997 until July 2000, Mr. Gupta was senior vice president and general manager for Healtheon¦WebMD Corp, a provider of services that link physicians, consumers, providers and health plans online. Before that, from December 1994 until November 1997, Mr. Gupta served as director of the multimedia networking group at Silicon Graphics, Inc., a provider of high-performance computing, visualization and storage equipment. Mr. Gupta is also director of another public company, VA software, and director of Plateau Systems and Accment, Inc.
     M. Douglas Ivester has served as a director since 2001. Mr. Ivester was Chairman of the Board and Chief Executive Officer of The Coca-Cola Company from 1997 until 1999. He spent more than 20 years with The Coca-Cola Company and held such positions as Chief Financial Officer, President and Chief Operating Officer where he was responsible for running the company’s global enterprise. Mr. Ivester also serves as a director of SunTrust Banks, Inc.

     Thomas P. Johnson, Jr. has served as a director since October 2005. From May 1997 until June 2005, Mr. Johnson served as CEO of the Bank Administration Institute (BAI), the financial services industry’s leading banking professional organization. Since June 2005, Mr. Johnson has served as a consultant for BAI. Mr. Johnson has nearly 30 years of financial services industry experience. Prior to BAI, Mr. Johnson led several financial institutions, including the retail banking operations at Boatman’s Bancshares and Barnett Banks.
     Gregory J. Owens has served as a director since 2003. Mr. Owens has served as the Chairman of the Board of Manugistics Group, Inc. from 2004 to 2005. From 1999 to 2004, he served as Chief Executive Officer and President of Manugistics Group, Inc. a supply chain management company. Manugistics Group has employed Mr. Owens since April 1999. From June 1990 to April 1999, Mr. Owens was employed by Accenture, LLP, a management consulting firm, in various roles including global managing partner. Mr. Owens also serves as a director of Serena Software, Inc.
     John W. Speigel has served as a director since 2004. From 1985 until 2004, Mr. Speigel served as Chief Financial Officer at SunTrust Banks, Inc. Prior to that, Mr. Spiegel was also an officer and director of various SunTrust subsidiaries. Mr. Speigel is also a director for HomeBanc, the Rock-Tenn Company, Bentley Pharmaceuticals and Colonial Properties.
     Johann Dreyer was appointed President of Community Financial, International Retail Baning, and Global ATM/POS Markets in October 2005. In February 2006, Mr. Dreyer was appointed as an executive officer. From November 2004 until October 2005, Mr. Dreyer served as Chief Executive Officer of Mosaic Software, a wholly owned subsidiary of S1 Corporation since November 2004. Prior to the acquisition of Mosaic by S1, Mr. Dreyer served as Group CEO of the Mosaic from February 2002 until November 2004. From May 1999 until January 2002, Mr. Dreyer served as General Manager of Mosaic’s American operations. Mr. Dreyer has served in various management positions with Mosaic and its predecessor companies since 1992. Mr. Dreyer is one of the founders of Mosaic.
     Matthew Hale has served as President of North America Retail Banking, Global Wholesale Banking, and Insurance Markets since October 2005. Mr. Hale served as Senior Vice President and Chief Financial Officer from January 2002 until February 2006. From October 2001 to January 2002, Mr. Hale served as Senior Vice President Finance for S1 and from March 2001 to October 2001, he served as Vice President Finance and Global Controller. Prior to joining S1, Mr. Hale served as Chief Financial Officer of Q-Up Systems, Inc. from January 2000 to March 2001, which has now merged into S1, Inc, a wholly owned subsidiary of S1 Corporation. From 1995 to 2000, Mr. Hale held the position of Chief Financial Officer at CCI-Triad, a provider of information systems and services. In addition, Mr. Hale managed financial operations for a publicly held data storage solutions provider and a privately held computer manufacturer. Prior to that Mr. Hale also spent approximately nine years in various senior financial roles at Ernst & Young LLP (formerly Ernst and Whinney).
     John A. Stone has served as Chief Financial Officer for S1 since February 2006, at which time he also became an executive officer of S1. Prior to his appointment as Chief Financial Officer, Mr. Stone was the Company’s senior vice president of global finance from October 2005, and the Company’s controller from June 2004 until October 2005. From April 2003 to June 2004, Mr. Stone served as Vice President of Finance, Corporate Controller of EarthLink, and was VP Finance, Corporate Controller and interim Chief Financial Officer of MAPICS during the period from April 2001 to April 2002. From December 1993 to April 2001, Mr. Stone held various positions in corporate accounting and financial reporting with Computer Sciences Corporation, formerly Mynd Corp. Mr. Stone began his career at PricewaterhouseCoopers LLP (formerly Coopers & Lybrand).
BOARD OF DIRECTORS AND CORPORATE GOVERNANCE
Independence of the Board
     The board of directors has determined that all of the directors, except Mr. Mahan, are independent as defined by the Nasdaq Stock Market rules. Mr. Mahan is not considered independent because he is an executive officer of S1.

Board Attendance
     During 2005, our board of directors met ten times. Each incumbent director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors held during the period that the director served and (2) the total number of meetings held by all committees of the board on which the director served during the period that he served.
Committees of the Board of Directors
     The Board of Directors has established three standing committees. The standing committees are the Audit Committee, the Compensation Committee and the Nominating Committee. The Board has established charters for the Audit Committee and the Nominating Committee. You can find links to these materials on the Company’s website at: www.s1.com.
     Audit Committee. The board of directors has appointed a standing Audit Committee. The chairman of the Audit Committee is Mr. Spiegel and the other members are Messrs. Johnson and Gupta. All members of the Audit Committee are independent as defined by Nasdaq Stock Market rules and applicable securities laws. Mr. Spiegel has been designated by the Board of Directors as the Audit Committee’s “financial expert,” as provided in the Sarbanes-Oxley Act of 2002 and the SEC regulations there under. The Audit Committee reviews the scope of the independent annual audit, the independent accountants’ letter to management concerning the effectiveness of our internal financial and accounting controls and any response by management to that letter. In addition, the Audit Committee reviews internal audit plans and meets with our internal auditor to discuss financial and accounting controls. The audit committee met seventeen times in 2005.
     Compensation Committee. The board of directors has appointed a compensation committee that reviews executive compensation on an annual basis. The compensation committee makes recommendations to our board of directors regarding compensation. The compensation committee approves stock option awards to employees. The chairman of the compensation committee is Mr. Ivester and the other members currently are Messrs. Owens and Johnson. All members of the Compensation Committee are independent as defined by Nasdaq Stock Market rules. The compensation committee met four times during 2005.
     Nominating Committee. Messrs. Gupta, Ivester, Johnson, Owens, and Speigel, all independent directors (as defined by Nasdaq Stock Market rules), serve as the nominating committee for selecting nominees for election as directors.
     Our amended and restated bylaws also permit stockholders eligible to vote at the annual meeting to make nominations for directors, but only if their nominations are made by timely notice in writing to the Secretary of S1. As set forth in the bylaws, a stockholder must notify the company in writing, by notice delivered to the attention of the Secretary, of a proposed nominee. For purposes of the 2006 annual meeting, notice must be received not less than 30 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 45 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice will be considered timely if its is received no later than the close of business on the 15th day following the date on which such notice of the date of the annual meeting was mailed or such public disclosure given. As set forth in the bylaws, effective immediately following the 2006 annual meeting, notice must be received not less than 90 days nor more than 120 days prior to the anniversary date of the prior year’s meeting; provided, however, that in the event that the date of the annual meeting is more than 60 days prior to or more than 60 days after such anniversary date, and less than 60 days notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Each stockholders notice must contain the following information: (a) as to each nominee, (i) all information relating to such person that is required to be disclose pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected), (ii) the name, age, business address and residence address of such person, (iii) the principal occupation or employment of such person, and (iv) the class and number of shares of the company beneficially owned by such person; and (b) as to the shareholder giving notice (i) the name and address, as they appear in the company’s books, of such shareholder and (ii) the class and number of shares of the company which are beneficially owned by such shareholder.

     The Nominating Committee considers candidates for director who are recommended by its members, by other Board members, by shareholders and by management. The Nominating Committee evaluates director candidates recommended by shareholders in the same way that it evaluates candidates recommended by its members, other members of the Board, or other persons. The Nominating Committee considers, among other things, the following qualifications and skills of director candidates: their business or professional experience; their integrity and judgment; their records of public services; their ability to devote sufficient time to the affairs of the Company; the diversity of backgrounds and experience they will bring to the board: and the needs of the Company from time to time. Additionally, the board believes that all nominees should possess the highest personal and professional ethics, integrity and values, be committed to representing the long-term interests of shareholders and be individuals of substantial accomplishment with demonstrated leadership capabilities.
Access to Directors
     Stockholders of S1 may communicate with an individual director or the board of directors as a group via U.S. Postal mail directed to: James S. Mahan, III, Chairman of the Board, c/o Secretary, S1 Corporation, 3500 Lenox Road, Suite 200, Atlanta, GA 30326. Please clearly specify in each communication the applicable addressee or addressees you wish to contact. All such communication will be forwarded to the intended director or Board as a whole.
Code of Conduct
     The Board has adopted a code of conduct that applies to all of our employees (including officers) and directors. You can find a link to these materials on our website at www.s1.com.
SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership of our equity securities and to file subsequent reports when there are changes in their ownership. Based on a review of reports submitted to us, we believe that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% owners were complied with on a timely basis.
ITEM 11. EXECUTIVE COMPENSATION
Executive and Director Compensation
     The following table shows the cash compensation earned by our current Chief Executive Officer, our former Chief Executive Officer and the next highest compensated executive officer serving at December 31, 2005, whose total annual salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000 (the “named executive officers”). These were the only individuals who served as executive officers of S1 during the fiscal year ended December 31, 2005. No stock appreciation rights have been granted by S1 or its predecessor, Security First Network Bank.
Summary Compensation Table

		Annual Compensation			Long Term
					Compensation
					Securities
				Other Annual	Underlying	All Other
		Salary	Bonus	Compensation	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	(#)	($) (a)
Jaime W. Ellertson (b)	2005	320,616	—	—	—	4,769
Chief Executive Officer and	2004	570,000	355,460	60,000	239,000	8,629
Director	2003	592,500	248,400	—	350,000	7,142

James S. Mahan III (c)	2005	512,500	—	138,800	400,000	6,548
Chief Executive Officer and	2004	450,000	—	36,730	100,000	6,159
Chairman of the Board	2003	450,000	—	86,411	30,000	7,734

Matthew Hale (d)	2005	271,042	—	—	200,000	11,352
President of North	2004	268,125	165,000	—	89,000	8,204
America Retail Banking, Global Wholesale Banking, and Insurance Markets	2003	273,281	103,500	—	150,000	9,901

(a)	All other compensation includes matching contributions to S1’s 401(k) plan and life and health insurance premiums. 401(k) contributions for 2005 and 2003 were $750 and $2,625 for Mr. Mahan, and were $3,746 and $4,927 for Mr. Hale. Mr. Ellertson did not participate in the 401(k) plan. In 2004, there were no matching contributions made to the 401(k) plan. The insurance premiums for 2005, 2004 and 2003 were $4,769, $8,629 and $7,142 for Mr. Ellertson; $5,798, $6,159 and $5,109 for Mr. Mahan; and $7,606, $8,204 and $4,975 for Mr. Hale.
(b)	Mr. Ellertson has not served as S1’s Chief Executive Officer since July 24, 2005. In connection with Mr. Ellertson’s termination, he is entitled to receive termination benefits described in his employment agreement. In 2005, no such payments were made to Mr. Ellertson. However, we will honor the terms of the employment agreement and expect to begin paying Mr. Ellertson’s termination benefits during 2006. Payments under this agreement are expected to be approximately $1.7 million.
(c)	In July 2005, Mr. Mahan was appointed Chief Executive Officer. In connection with this appointment, we offered Mr. Mahan a commuter allowance in lieu of relocation reimbursement. We have agreed to reimburse Mr. Mahan up to $500,000 during the time he serves as Chief Executive Officer. During 2005, we reimbursed Mr. Mahan $138,800 under this agreement. In 2004 and 2003, we reimbursed Mr. Mahan for the management fees paid in connection with his fractional interest in an airplane that he uses for personal use in lieu of an annual bonus. This amounted to $36,730 and $86,411 in 2004 and 2003, respectively. There was no such reimbursement in 2005.
(d)	Mr. Hale has served as President of North America Retail Banking, Global Wholesale Banking, and Insurance Markets from since October 2005. Prior to October 2005, Mr. Hale served as Chief Financial Officer.
     In 2005, directors, who are not employed by us, earned an annual fee of $20,000 and an attendance fee of $1,000 per meeting and received reimbursements for travel and other expenses incurred in connection with attending meetings of our board of directors. Committee chairpersons received $1,000 per committee meeting and committee members earned $500 per committee meeting. Additionally, directors are eligible to receive stock option grants under our 2003 Stock Incentive Plan. In August 2005, Mr. Gupta was awarded options to purchase 25,000 shares of S1 common stock at an exercise price of $4.28 per share. In November 2005, Messrs. Ivester, Johnson, Owens and Speigel were each awarded options to purchase 30,000 shares of S1 common stock at an exercise price of $4.15 per share. Director stock option grants vest one year after the grant date.
Option Grants
     The following table contains information concerning the grant of stock options to the named executive officers during fiscal year 2005.
Option Grants in Last Fiscal Year

					Potential Realizable Value at
					Assumed Annual Rates of
					Stock Price Appreciation for
	Individual Grants				Option Term
		% of Total
	Number of	Options	Weighted
	Securities	Granted to	Average
	Underlying	Employees in	Exercise or
	Options	Fiscal Year	Base Price	Expiration
Name	Granted (#)	(%)	($/share)	Date	5%	10%
Jaime W. Ellertson (c)	—	—	—	—	—	—
James S. Mahan, III (a)	400,000	13.9%	$4.15	11/08/2015	$1,043,965	$2,645,612
Matthew Hale (b)	200,000	6.9%	$4.15	11/08/2015	$521,983	$1,322,806

(a)	Mr. Mahan was awarded one option grant totaling 400,000 options. 200,000 of the options granted to Mr. Mahan in 2005 vest annually in four equal installments beginning November 8, 2006; 100,000 vest when our stock price reaches $8.00 per share; and 100,000 vest when our stock price reaches $10.00 per share.
(b)	Options granted to Mr. Hale in 2005 vest annually in four equal installments beginning November 8, 2006.
(c) Mr. Ellertson was not an executive officer of the Company at December 31, 2005.
2005 Option Exercises and Values
     The following table provides information on exercises of stock options during fiscal year 2005 by the named executive officers and the value of unexercised options at the end of the year.
Aggregated Option Exercises in 2005 and Fiscal Year-End Option Values

Value of
Unexercised in the
			Number of Securities	Money Options at
		Value	Underlying Unexercised	FY-end
	Shares Acquired	Realized ($)	Options at FY-end (#)	($) (b)
Name	on Exercise (#)	(a)	Exercisable/Unexercisable	Exercisable/Unexercisable
Jaime W. Ellertson	—	—	2,039,527 / -0-	$268,900 /$-0-
James S. Mahan, III	—	—	1,915,000 / 565,000	$11,700 / 91,700
Matthew Hale	—	—	379,760 / 371,750	$58,500 / 98,500

(a)	Based on the market value of our common stock at date of exercise, less the exercise price.

(b)	Based on the closing price per share of our common stock on December 31, 2005 of $4.35 on the Nasdaq National Market, less the exercise price, of all unexercised stock options having an adjusted exercise price less than that market value.

(c)	Mr. Ellertson was not an executive officer of the Company at December 31, 2005.
Employment Agreements
     We entered into employment agreements with two of our executive officers listed below (collectively referred to as “the executives”). Many unvested stock options held by the executives vest upon a change in control, as defined. This table summarizes the compensation to be paid pursuant to the terms of these agreements.

Executive	Date of Agreement	2006 Base Salary	2006 Target Bonus
James S. Mahan, III	April 30, 2001	$400,000	—
Matthew Hale	October 5, 2001	$275,125	$150,000
     Each executive’s base salary must be reviewed no less frequently than annually and may be increased at the discretion of S1. Executives will receive annual bonuses, payable no later than the end of the first fiscal quarter following the end of each fiscal year of S1 based on the attainment of specific S1 performance targets as may be agreed upon by each of them and S1. The annual bonuses will be designed so that upon meeting specified minimum thresholds the executives will be entitled to receive reduced bonus amounts if the agreed-upon targets are partially attained. Executives will be eligible to participate in any retirement, deferred compensation, fringe benefit or welfare benefit plan of S1, including any plan providing for employee stock purchases, pension or retirement income, retirement savings, employee stock ownership, deferred compensation or medical, prescription, dental, disability, employee life, group life, accidental death or travel accident insurance benefits that S1 may adopt for the benefit of executive employees. S1 agreed to pay or reimburse Mr. Hale for relocation expenses (including temporary living expenses for up to five months) that he paid or incurred in moving to Atlanta, plus a “tax gross-up” amount with respect to taxes imposed on such payment or reimbursement, including taxes imposed on the gross-up amount. S1 has agreed to pay or reimburse Mr. Mahan for dues, including initiation fees, incurred for country club memberships. The employment agreements with the executives provide for an initial term of three years, with successive renewals for one additional year on the first and each subsequent anniversary of the effective date, unless either the executive or S1 gives notice to the other that such party is terminating the term of employment.
     S1 may terminate each executive’s employment at any time during the term of his employment agreement. If S1 terminates the executive other than for “cause” (as defined) or because of his disability or death, the terminated executive would be entitled to (a) his base salary due through the termination date, plus a pro rata portion of the annual bonus that would have been payable for the year in which the termination occurs (based on actual results to date and budgeted results for the remainder of the period), (b) continued salary and benefits for 24 months in the case of Mr. Mahan or 12 months in the case of Mr. Hale, after such termination and (c) in the case of Mr. Mahan, an annual bonus during such 24-month period equal to the average annual bonus paid to him during the preceding 36 months. In addition, under the employment agreements for Mr. Mahan, if any payment or distribution by S1 to an executive or for his benefit (including accelerated vesting of stock options) would constitute an excess parachute payment under the Internal Revenue Code, as amended, S1 will make a “gross-up” payment, in an amount, after taxes, sufficient to pay the excise tax that is imposed on excess parachute payments so that, after paying the excise tax, the executive would receive a net after-tax amount that is the same as the amount they would have received if no excise tax had been imposed. Under each of the employment agreements, however, no such “gross-up” payment would be made if the net after-tax benefit to the executive would be at least $100,000 more than the maximum after-tax amount the executive could have received without incurring the excise tax (in which case, the payments and distributions to the executive would be capped at such maximum amount) and that the aggregate amount of “gross-up” payments that will be paid by S1 for all employees who have employment agreements, including the executives, would not exceed $10,000,000. If the executive terminates his employment for “good reason” (as defined in the agreements), he would be entitled to the same compensation and benefits as if S1 had terminated his employment without cause. If the employment of the executive terminates because of his death or disability, S1 would pay him, or his beneficiaries, his base salary due through the date of termination, plus a pro rata portion of his annual bonus, as described above.
     Under the employment agreements, if the employment of Mr. Mahan or Mr. Hale is terminated by S1 without “cause” or by him for “good reason” (as defined in the agreements) after a change in control of S1, options held by that person would be 100% vested and exercisable. For Mr. Mahan, upon the occurrence of a change in control of S1 (without regard to whether the employment of the executive is terminated), the vesting schedule under options held by them would be changed so that two-thirds of the shares as to which the options have not vested before the change in control would vest on a monthly basis over the remaining vesting period set out in the option agreements, and the remaining unvested shares would continue to vest on the original schedule.
     Mr. Ellertson has not served as Chief Executive Officer since July 2005. At that time, his employment agreement was terminated. Under his employment agreement, Mr. Ellertson was entitled to the following as an employee:
–	base salary reviews no less frequently than annually and may be increased at the discretion of S1;

–	annual bonuses, payable no later than the end of the first fiscal quarter following the end of each fiscal year of S1 based on the attainment of specific S1 performance targets as may be agreed upon by each of them and S1. The annual bonuses will be designed so that upon meeting specified minimum thresholds the executives will be entitled to receive reduced bonus amounts if the agreed-upon targets are partially attained;

–	participation in any retirement, deferred compensation, fringe benefit or welfare benefit plan of S1, including any plan providing for employee stock purchases, pension or retirement income, retirement savings, employee stock ownership, deferred compensation or medical, prescription, dental, disability, employee life, group life, accidental death or travel accident insurance benefits that S1 may adopt for the benefit of executive employees;

–	relocation expenses (including temporary living expenses for up to five months) that he paid or incurred in moving to Atlanta, plus a “tax gross-up” amount with respect to taxes imposed on such payment or reimbursement, including taxes imposed on the gross-up amount; and

–	payment or reimbursement for dues, including initiation fees, incurred for country club memberships.
     In connection with Mr. Ellertson’s termination, he is entitled to (a) his base salary due through the termination date, plus a pro rata portion of the annual bonus that would have been payable for the year in which the termination occurs (based on actual results to date and budgeted results for the remainder of the period), (b) continued salary and benefits for 24 months after his termination and (c) an annual bonus during such 24-month period equal to the average annual bonus paid to him during the preceding 36 months. In addition, under the employment agreements for Mr. Ellertson, if any payment or distribution by S1 to an executive or for his benefit (including accelerated vesting of stock options) would constitute an excess parachute payment under the Internal Revenue Code, as amended, S1 will make a “gross-up” payment, in an amount, after taxes, sufficient to pay the excise tax that is imposed on excess parachute payments so that, after paying the excise tax, Mr. Ellertson would receive a net after-tax amount that is the same as the amount he would have received if no excise tax had been imposed. However, no such “gross-up” payment would be made if the net after-tax benefit to Mr. Ellertson would be at least $100,000 more than the maximum after-tax amount the executive could have received without incurring the excise tax (in which case, the payments and distributions to the executive would be capped at such maximum amount) and that the aggregate amount of “gross-up” payments that will be paid by S1 for all employees who have employment agreements, including the executives, would not exceed $10,000,000. Additionally, we accelerated vesting on 392,277 stock options previously granted to Mr. Ellertson. In order to receive termination benefits, Mr. Ellertson is required to execute a settlement agreement with S1. As of the date of this filing, this agreement has not been signed, therefore we have not paid Mr. Ellertson any termination benefits.
     All named executive officers, except Mr. Hale, are subject to confidentiality, non-disclosure and non-competition agreements whereby they agreed that they would not reveal to anyone any of the trade secrets or proprietary or confidential information of S1 or its subsidiaries and that they would not make use of such information otherwise than for the benefit of S1. Each of the executives also agreed that, while employed by S1 and for a period of 24 months after termination of his employment for any reason other than because of non-renewal of his employment agreement by S1, he would not do any of the following: (1) engage in any business activity that competes with S1; (2) solicit, recruit or hire any S1 employee to work for a third party; and (3) solicit or induce any customer of S1 to become a customer of any competing person or entity or to cease doing business with S1.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
     S1’s executive compensation policies are designed to provide competitive levels of compensation, to assist S1 in attracting and retaining qualified executives and to encourage superior performance.
     The compensation committee is guided by the following four key principles in determining the compensation of the Company’s executive officers:
•	Competition. Compensation should reflect the competitive marketplace, so the Company can attract, retain, and motivate talented executives.

•	Accountability for Business Performance. Compensation should be tied in part to financial performance, so that executives are held accountable through their compensation for the performance of the businesses for which they are responsible.

•	Accountability for Individual Performance. Compensation should be tied in part to the individual’s performance to encourage and reflect individual contributions to the Company’s performance.

•	Alignment with Stockholder Interests. Compensation should be tied in part to the Company’s stock performance through stock options and restricted stock or restricted stock units, to align executives’ interests with those of the Company’s stockholders.

     In addition, because of the challenging environment the Company has faced, we recognize the particular importance of management stability, and we have tried to establish a compensation program that will help retain our executives and reward them for managing the company through this period.
     Compensation paid to our executive officers in 2005 consisted of the following components: base salary, bonuses, long-term incentives (awards of stock options) and participation in S1’s other employee benefit plans. While each of these components has a separate purpose and may have a different relative value to the total, a significant portion of the total compensation package for 2005 for the executive officers was highly dependent on the public market value of S1’s common stock and total return to stockholders. Our executive officers have significant equity interests in S1’s success by virtue of stock-based compensation.
     Base Salary. Base salary is intended to signal the internal value of the position. In establishing the 2005 salary for each executive officer, the compensation committee considered, as appropriate, the nature and scope of each executive’s responsibilities, the executive’s prior compensation and performance in his or her job, the pay levels of similarly situated executives within the Company, the terms of any employment agreements, and comparative market compensation levels.
     Long-Term Incentive Compensation. S1 uses stock options to provide long-term incentive compensation. The compensation committee endorses the position that stock ownership by management is beneficial in aligning management’s and stockholders’ interests in the enhancement of stockholder value. The purpose of stock option awards is to provide an opportunity for the recipients to acquire or increase a proprietary interest in S1, thereby creating a stronger incentive to expend maximum effort for the long-term growth and success of S1 and encouraging recipients to remain in the employ of S1. Officers and other full-time employees of S1 and its subsidiaries are eligible for grants under our 2003 Stock Incentive Plan. Stock options are normally granted each year with the size of the grants generally tied to and weighted approximately equally based on an officer’s responsibility level and performance. During 2005, stock options to purchase 600,000 shares of common stock were granted to our named executive officers.
     Other. In addition to the compensation paid to executive officers described above, executive officers along with and on the same terms as other employees, receive certain benefits such as life and health insurance and participation in S1’s 401(k) Plan.
     CEO Compensation. The compensation of Mr. Mahan, the Company’s Chief Executive Officer, is based on the terms of the employment agreement between Mr. Mahan and the Company and is primarily cash compensation in form of a base salary and stock-based compensation in the form of stock options. In 2005, the Company faced a very challenging operating environment and the board recognized that it would take significant commitment, dedication and effort to work through a difficult time for S1 with focus and speed. The board knew that it was important to have the right leadership with knowledge and capabilities required to execute our plan to deliver long-term shareholder value with a sense of urgency. To that end, Mr. Mahan, who first served as the Company’s Chief Executive Officer from 1995-2000, was reappointed by the Board of Directors as Chief Executive Officer in July 2005. Mr. Mahan was paid a base salary of $512,500 for fiscal 2005. Also, in 2005, based on our evaluation of his leadership performance and his potential to enhance long-term shareowner value, we awarded Mr. Mahan options to purchase 400,000 shares of S1 common stock, 200,000 of which will not vest unless certain performance criteria are met.
     We considered this level of pay and option grant appropriate for several reasons, including: the difficult circumstances facing the Company under which Mr. Mahan assumed the executive leadership of the Company as its Chief Executive Officer; the need to retain and motivate Mr. Mahan to lead the Company’s plan for creating long-term shareholder value; his prior track record of effective leadership and vision in leading the Company; his strategic planning initiatives for positioning the Company to realize its full potential to deliver long-term value to our shareholder, customers and employees; and competitive compensation information.
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

Compensation Committee
M. Douglas Ivester (Chairman)
Thomas P. Johnson
Gregory J. Owens
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee of the board of directors during fiscal year 2005 was composed of Mr. Ivester, who is the Chairman, and Messrs. Owens and Johnson. No member of the Compensation Committee was an officer or employee of the company or any subsidiary of the company during fiscal year 2005. There are no interlock relationships as defined in the applicable SEC rules.
PERFORMANCE OF OUR COMMON STOCK
     The following table sets forth comparative information regarding the cumulative stockholder return on our common stock since December 31, 2001. Total stockholder return is measured by dividing cumulative dividends for the measurement period (assuming dividend reinvestment) plus share price change for the period by the share price at the beginning of the measurement period. Neither S1 nor Security First Network Bank has paid dividends on its common stock from the date of the initial public offering of Security First Network Bank, May 26, 1996, to December 31, 2005. Our cumulative stockholder return over this period is based on an investment of $100 on December 31, 2001 and is compared to the cumulative total return of the Interactive Week Internet Index and the Nasdaq Composite Index.
Comparison of Cumulative Total Return Among
S1, Interactive Week Internet Index and Nasdaq Composite Index
from December 31, 2001 to December 31, 2005

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
S1 Corporation	100	28	50	56	27
Interactive Week Internet Index	100	57	98	119	121
NASDAQ Composite Index	100	68	102	111	113

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS.
STOCK OWNED BY MANAGEMENT AND DIRECTORS
     The following table presents information known to us regarding the beneficial ownership of our common stock as of March 31, 2006 by each of our named executive officers and directors and by all of our directors and executive officers as a group. At March 31, 2006, there were 70,503,355 shares of our common stock issued and outstanding. All information as to beneficial ownership has been provided to us by the directors and executive officers, and unless otherwise indicated, each of the directors and executive officers has sole voting and investment power over all of the shares that they beneficially own.

	Number of Shares and		Percent of
	Nature of Beneficial		Common Stock
Name and position(s) with S1	Ownership (a)		Outstanding
James S. Mahan, III Chief Executive Officer and Chairman of the Board	2,903,590	(b)	4.00%
Matthew Hale President of North America Retail Banking, Global Wholesale Banking, and Insurance Markets	447,784	(c)	*
Ram Gupta Director	—		—
M. Douglas Ivester Director	290,000	(d)	*
Thomas P. Johnson, Jr. Director	—		—
Gregory J. Owens Director	65,000	(e)	*
John W. Speigel Director	30,200	(f)	*
Jaime W. Ellertson Former Chief Executive Officer and Director	2,222,277	(g)	3.06%
All directors and executive officers as a group (8 persons)	5,958,851		7.93%

*	Less than one percent

(a)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if that person has or shares voting power or investment power over the security, or has the right to acquire beneficial ownership at any time within 60 days from March 31, 2006. For this table, voting power includes the power to vote or direct the voting of shares and investment power includes the power to dispose or direct the disposition of shares.

(b)	The share ownership of Mr. Mahan includes 2,015,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2006, 729,864 shares that are held directly by Mr. Mahan, 23,178 shares held in S1’s 401(k) plan and 135,548 shares held by his wife.

(c)	The share ownership of Mr. Hale includes 432,010 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2006, and 12,310 shares that are held directly by Mr. Hale and 3,464 shares held in S1’s 401(k) plan.

(d)	The share ownership of Mr. Ivester includes 90,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2006 and 200,000 shares owned directly by Mr. Ivester.

(e)	The share ownership of Mr. Owens includes 65,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2006.

(f)	The share ownership of Mr. Spiegel includes 25,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2006, 5,000 shares owned directly by Mr. Speigel and 200 shares owned by his wife.

(g)	Mr. Ellertson has not served as Chief Executive Officer since July 2005 and resigned from the Board of Directors in February 2006. The share ownership of Mr. Ellertson includes 2,039,527 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2006, 182,750 shares owned directly by Mr. Ellertson.

PRINCIPAL STOCKHOLDERS
     The following table presents information known to us regarding the beneficial ownership of our common stock as of March 31, 2006 by each person believed by management to be the beneficial owner of more than 5% of the outstanding common stock.

	Number of Common
	Shares and Nature of	Percent of Common
Name and Address of Beneficial Owner	Beneficial Ownership (a)	Stock Outstanding
State Farm Mutual Automobile Insurance Company and related entities 1 State Farm Plaza Bloomington, IL 61710	4,029,721 (b)	5.67%

Ramius Capital Group, LLC and related entities 666 Third Avenue New York, NY 10017	6,021,616 (c)	8.54%

(a)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if that person has or shares voting power or investment power over the security, or has the right to acquire beneficial ownership at any time within 60 days from March 31, 2006. For this table, voting power includes the power to vote or direct the voting of shares and investment power includes the power to dispose or direct the disposition of shares.

(b)	State Farm Mutual Automobile Insurance Company and related entities filed a Schedule 13G dated February 2, 2006 with the Securities and Exchange Commission reporting sole voting and dispositive power over 3,998,390 shares and shared voting and dispositive power over 31,331 shares. Shares beneficially owned by State Farm and its affiliates include 749,064 shares of series B preferred stock convertible into 1,070,090 shares of common stock.

(c)	According to a Schedule 13D filed with the Securities and Exchange Commission on March 30, 2006, Ramius Capital Group, LLC is a member of a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 that includes the following “reporting persons”: Starboard Value and Opportunity Master Fund Ltd.; Parche, LLC; RCG Ambrose Master Fund, Ltd.; RCG Halifax Fund, Ltd.; Ramius Master Fund, Ltd.; Admiral Advisors, LLC; Ramius Advisors, LLC; C4S & Co., L.L.C.; Peter A. Cohen; Morgan B. Stark; Jeffrey M. Solomon; Thomas W. Strauss; Barrington Companies Equity Partners, L.P.; Barrington Companies Investors, LLC; Barrington Companies Offshore Fund, Ltd.; Barrington Investments, L.P.; Barrington Companies Advisors, LLC; Barrington Capital Group, L.P.; LNA Capital Corp.; James Mitarotonda; Arcadia Partners, L.P.; Arcadia Capital Management, LLC; and Richard Rofe.
     The following table provides information with respect to compensation plans under which equity securities of S1 Corporation are authorized for issuance to employees, non-employee directors and others as of December 31, 2005:

	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon exercised of	exercise price of	for future issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	6,294,321	$5.25	1,155,121
Equity compensation plans not approved by shareholders	8,637,573	12.43	—

Total	14,931,894	$9.40	1,155,121

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     As of December 31, 2005, S1 owned approximately 23% of Yodlee, Inc.’s outstanding common and preferred shares. The chairman of our board of directors is also a director of Yodlee. S1 entered into a sales representation agreement and a data center agreement with Yodlee in 2001. Under the terms of the sales representation agreement, as amended, S1 is a non-exclusive reseller of Yodlee’s aggregation service. In connection with this arrangement, S1 made a nonrefundable prepayment of $10.0 million to Yodlee. The agreement and the prepayment expired in July 2005, the agreement was extended through January 2006 for current customers only. Through December 31, 2004, S1 had recouped approximately $2.9 million from S1’s customers and Yodlee under this agreement. Under the data center agreement, S1 agreed to provide Yodlee with certain data center services for a fee. During 2004 and 2005, S1 provided data center services in the amounts of $0.4 million and $0.4 million, respectively, for Yodlee under this agreement. The data center agreement was terminated as of December 31, 2005. At December 31, 2004 and 2005, S1 had receivables from Yodlee of $0.1 million and $0.1 million, respectively, for services performed under this agreement. S1 and Yodlee signed a new reseller agreement effective February 1, 2006 for Yodlee’s aggregation product. The new reseller agreement has a three year term. Under the agreement, S1 paid Yodlee a non-refundable upgrade fee of $50,000 and will pay Yodlee an annual maintenance fee of $20,000 during the term of the agreement, as well certain other maintenance fees and license fees based in part on product utilization. The new agreement expires on January 31, 2009.
     In 2005, we generated revenues of approximately $45 million from services provided to State Farm Mutual Automobile Insurance Company, a customer and a beneficial owner of more than 5% of the Company's Common Stock. Revenue from State Farm is expected to be between $44 million to $48 million in 2006.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Our board of directors appointed PricewaterhouseCoopers LLP as S1’s independent auditors for the year ending December 31, 2006.
     Representatives of PricewaterhouseCoopers LLP are expected to be present at the annual meeting. They will be given an opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.
Audit Fees
     The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of S1’s annual financial statements for the fiscal years ended December 31, 2004 and 2005 and the reviews of the financial statements included in S1’s quarterly reports on Form 10-Q and services provided for statutory and regulatory filings for those fiscal year were as follows:

	For the Fiscal Year Ended
	December 31,
	2004	2005
Aggregate fees incurred for review and audit services for the fiscal year	$2,581,600	$2,220,000
Fees billed during the fiscal year	$903,600	$1,000,400
Audit-Related Fees
     The aggregate fees billed for audit-related services were $278,000 for the fiscal year ended December 31, 2005 for the audit of our Edify business on a stand-alone basis for purposes of selling the business. There were no audit-related services billed for the fiscal year ended December 31, 2004.
Tax Fees
     The aggregate fees billed by PricewaterhouseCoopers LLP for professional services related to tax fees for S1 and its subsidiaries for the fiscal years ended December 31, 2004 and 2005 were $627,900 and $258,100, respectively.
All Other Fees
     There were $4,500 for software maintenance fees and compliance service fees billed by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2004. There were no other fees billed by PricewaterhouseCoopers LLP for professional services related to Other Fees for S1 for the fiscal years ended December 31, 2004 and 2005.
     In considering the nature of the services provided by PricewaterhouseCoopers LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and S1 management to determine that they are permitted under the rules and regulations concerning auditor independence implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
Pre-Approval Policy
     The services performed by the independent auditor in 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its October 2002 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.
     Services provided by the independent auditor during the following year that are included in the Service List were pre-approved following the policies and procedures of the Audit Committee.
     Any requests for audit, audit-related, tax, and other services not contemplated on the Service List must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
     In addition, although not required by the rules and regulations of the SEC, the Audit Committee generally requests a range of fees associated with each proposed service on the Service List and any services that were not originally included on the Service List. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting S1 to receive immediate assistance from the independent auditor when time is of the essence.
     On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date against the original Service List and the forecast of remaining services and fees for the fiscal year.
     The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:
1.	The service is not an audit, review or other attest service;

2.	The aggregate amount of all such services provided under this provision does not exceed the amount of $20,000 in a given fiscal year;

3.	Such services were not recognized at the time of the engagement to be non-audit services;

4.	Such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee; and

5.	The service and fee are specifically disclosed in this Form 10-K/A as meeting the de minimis requirements.

Item 15. Exhibits and Financial Statement Schedules.
     (a) (3) The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit
No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference).

3.6	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Amendment No. 1 to Form 10-K/A filed with the SEC on March 30, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.3	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference).

10.1	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.2	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

10.4	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

10.5	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*

Exhibit
No.	Exhibit Description
10.6	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.7	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.9	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.10	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Employment Agreement, entered into as of April 27, 2001, by and between S1 and Jaime Ellertson (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.12	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.13	S1 Corporation 2003 Stock Option Plan (filed as Attachment A to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18,2003 and incorporated herein by reference).*

10.14	Stock Purchase Agreement By and Among S1 Corporation, Davidge Data Systems Corp. and GL Consultants, Inc. Dated as of October 20, 2004 (filed as Exhibit 99 to S1’s Current Report on Form 8-K filed with the SEC on October 25, 2004 and incorporated herein by reference).

10.15	Share Purchase Agreement, dated November 6, 2004, among several persons listed in Schedule I thereto and S1 Corporations (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on November 16, 2004 and incorporated herein by reference).

10.16	Agreement and Plan of Merger By and Among S1 Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc., and Arrowhead I, Inc., dated as of November 18, 2005 (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on January 4, 2006 and incorporated herein by reference).

10.17	Description of Arrangement for Directors Fees (incorporated by reference to Exhibit10.17 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

21	Subsidiaries of S1 (incorporated by reference to Exhibit 21 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

Exhibit
No.	Exhibit Description
31.1	Certificate of Chief Executive Officer dated March 15, 2006 (incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

31.2	Certificate of Chief Financial Officer dated March 15, 2006 (incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

31.3	Certificate of Chief Executive Officer dated March 30, 2006 (incorporated by reference to Exhibit 31.3 of the Company’s
Form 10-K/A No. 1 filed with the Securities and Exchange Commission on March 30, 2006).

31.4	Certificate of Chief Financial Officer dated March 30, 2006 (incorporated by reference to Exhibit 31.4 of the Company’s
Form 10-K/A No. 1 filed with the Securities and Exchange Commission on March 30, 2006).

31.5	Certificate of Chief Executive Officer dated May 1, 2006.

31.6	Certificate of Chief Financial Officer dated May 1, 2006.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

*	Management contract or compensatory plan.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 1, 2006.

S1 CORPORATION

By:	/s/	James S. Mahan, III

James S. Mahan, III
Chief Executive Officer