Form 10-Q
period 2006-03-31
S1 CORP /DE/
filed 2006-05-08
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
          Shares of common stock outstanding as of April 28, 2006: 70,944,455

S1 CORPORATION AND SUBSIDIARIES
QUARTERLY PERIOD ENDED MARCH 31, 2006

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,123	$85,108
Short-term investments	31,971	44,170
Accounts receivable, net	52,320	48,659
Prepaid expenses	5,270	4,885
Other current assets	4,683	3,870

Total current assets	177,367	186,692
Property and equipment, net	12,863	11,351
Intangible assets, net	17,112	18,375
Goodwill, net	126,863	125,808
Other assets	2,120	2,297

Total assets	$336,325	$344,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,863	$5,292
Accrued compensation and benefits	7,253	8,267
Accrued restructuring	5,611	7,675
Accrued other expenses	14,915	17,587
Accrued purchase price consideration	—	12,900
Deferred revenues	36,552	27,499
Current portion of capital lease obligation	1,202	1,222

Total current liabilities	70,396	80,442
Capital lease obligation, excluding current portion	509	791
Accrued restructuring, excluding current portion	7,322	7,810
Other liabilities	2,926	3,094

Total liabilities	81,153	92,137

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	749	744
Additional paid-in capital	1,919,017	1,915,617
Common stock held in treasury — at cost	(25,000)	(25,000)
Accumulated deficit	(1,647,648)	(1,647,204)
Accumulated other comprehensive income (loss):
Net gain on derivative financial instruments, net of tax	35	104
Cumulative foreign currency translation adjustment, net of tax	(1,981)	(1,875)

Total stockholders’ equity	255,172	252,386

Total liabilities and stockholders’ equity	$336,325	$344,523

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	74,921,241	74,410,099
Common stock held in treasury	4,053,886	4,053,886
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Software licenses	$7,595	$11,602
Support and maintenance	12,593	13,379
Professional services	16,191	20,521
Data center	11,586	9,664
Other	571	312

Total revenues	48,536	55,478

Operating expenses:
Cost of software licenses	1,190	1,631
Cost of professional services, support and maintenance*	16,812	17,454
Cost of data center*	5,416	4,849
Cost of other revenue	321	169
Selling and marketing*	6,531	7,512
Product development*	10,706	12,283
General and administrative*	6,910	7,866
Restructuring costs	333	—
Depreciation	1,858	2,408
Amortization of other intangible assets	332	329

Total operating expenses	50,409	54,501

Operating (loss) income	(1,873)	977
Interest and other income, net	1,222	190

(Loss) income before income tax expense	(651)	1,167
Income tax expense	(347)	(437)

(Loss) income from continuing operations	(998)	730
Discontinued operations:
Gain (loss) from operations of discontinued operations, net of tax	554	(10)

Net (loss) income	$(444)	$720

Basic earnings per share:
Continuing operations	$(0.01)	$0.01
Discontinued operations	—	—

Net (loss) income per share	$(0.01)	$0.01

Diluted earnings per share:
Continuing operations	$(0.01)	$0.01
Discontinued operations	—	—

Net (loss) income per share	$(0.01)	$0.01

Weighted average common shares outstanding — basic	70,422,757	70,593,614
Weighted average common shares outstanding — fully diluted	n/a	72,494,535

* Includes stock based compensation expense of:
Professional services, support and maintenance	$163	$—
Data center	35	—
Selling and marketing	411	—
Product development	404	—
General and administrative	563	—

Total	$1,576	$—

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(444)	$720
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,121	3,793
Gain on disposal of discontinued operations, net of tax	(554)	—
Provision for doubtful accounts receivable and billing adjustments	570	1,150
Stock based compensation expense	1,576	—
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable	(4,330)	(9,233)
(Increase) decrease in prepaid expenses and other assets	(1,090)	1,804
Decrease in accounts payable	(528)	(879)
Decrease in accrued expenses and other liabilities	(6,344)	(10,631)
Increase in deferred revenues	9,036	8,227

Net cash provided by (used in) operating activities	1,013	(5,049)

Cash flows from investing activities:
Cash paid in connection with acquisition of businesses	(14,000)	—
Maturities of short-term investment securities	20,900	12,000
Purchases of short-term investment securities	(8,701)	(5,665)
Proceeds from sale of subsidiary	554	—
Purchases of property, equipment and technology	(3,370)	(2,043)

Net cash (used in) provided by investing activities	(4,617)	4,292

Cash flows from financing activities:
Proceeds from employee stock option plans	1,829	277
Payments on capital lease obligations	(302)	(367)
Repurchase of common stock held in treasury	—	(1,641)

Net cash provided by (used in) financing activities	1,527	(1,731)

Effect of exchange rate changes on cash and cash equivalents	92	(204)

Net decrease in cash and cash equivalents	(1,985)	(2,692)
Cash and cash equivalents at beginning of period	85,108	43,223

Cash and cash equivalents at end of period	$83,123	$40,531

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
          S1 Corporation (“S1”) is a global provider of software solutions for financial organizations including banks, credit unions and insurance companies. We operate and manage S1 in three business segments: Enterprise segment, Postilion segment and Risk and Compliance segment. The Enterprise segment represents North America retail banking solutions, global wholesale banking solutions, and State Farm. The Postilion segment represents the community financial business, global ATM/payments business, and the retail banking business outside of North America. Under the FRS brand, our risk and compliance segment provides a suite of regulatory reporting solutions with financial intelligence and analytic solutions to financial institutions worldwide. We sell our solutions to small, mid-sized and large financial organizations in four geographic regions: (i) the Americas region, and (ii) Europe and Middle East (EME), (iii) Africa, and (iv) Asia-Pacific (APAC).
          We license the right to use our software through a direct sales channel and with channel partners including information systems integrators and select core processors. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide and the level of use of the solutions, subject to a minimum charge. We also generate recurring revenues by charging our customers a periodic fee for maintenance. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time.
          S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Norcross, Georgia; Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Deerfield Beach, Florida; Fairport, New York; Colorado Springs, Colorado; and West Hills, California; and international offices in Brussels, Beijing, Capetown, Dublin, Hong Kong, Johannesburg, Lisbon, London, Luxembourg, Madrid, Melbourne, Munich, Paris, Pune, Rotterdam, Chertsey and Singapore. S1 is incorporated in Delaware.
          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2006 and our results of operations for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006. The data in the condensed consolidated balance sheet as of December 31, 2005 was derived from our audited consolidated balance sheet as of December 31, 2005, as presented in our Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation. Our operating results for the three months ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

2. RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
     Recent accounting pronouncements
          On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. We used the transition election under Financial Staff Position (“FSP”) FAS 123(R)-c to calculate the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. Under this methodology we have no excess tax benefits. We adopted SFAS No. 123R on January 1, 2006 using the “modified prospective” method. We expect to record stock based compensation expense of between $4 million and $6 million during the year ending December 31, 2006.
          In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investor and users of the financial statements in analyzing the information provided. We followed the guidance prescribed in SAB 107 in connection with the adoption of SFAS 123R.
          In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Correction – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006 and it did not have any impact to our financial statements.
          Except as disclosed below, our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock-based compensation
          Prior to January 1, 2006, we accounted for our stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As such, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant. We only recorded compensation expense on the date of grant if the current market price of the underlying stock exceeded the exercise price. Additionally, if a modification was made to an existing grant, any related compensation expense was calculated on the date both parties accept the modification and recorded on the date the modification becomes effective.
          On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees during the period to be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the “modified prospective” method. Under this method, the compensation expense recognized during the three months ended March 31, 2006 included compensation expense for share based compensation granted prior to, but not yet vested as of

January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for share-based compensation granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We did not change our method of attributing the value of stock-based compensation to expenses. Under both SFAS No. 123 and SFAS No. 123R the expense is amortized on a straight-line basis over the options’ vesting period. Pro forma results have not been restated. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.
          The fair value is estimated at the date of grant using a Black-Scholes option pricing model. In determining the fair value, management makes certain estimates related primarily to the expected life of the option, the volatility of our stock, the risk-free interest rate and the estimated forfeiture rate. These assumptions affect the estimated fair value of the option. As such, these estimates will affect the compensation expense we record in future periods. These assumptions are subjective and generally require significant analysis and judgment. Some of the assumptions will be based on external data, while some assumptions will be derived from our historical experience with share-based payments. We currently estimate expected life using our historical exercise and post-vested termination activity. We currently estimate volatility by considering out historical stock volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with the remaining term equal to the expected life used as the input to the Black-Scholes model. We estimated the forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.
          The fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2006
Expected dividend yield	0%	0%
Expected volatility	88.7%	61.3%
Risk-free interest rate	3.9%	4.6%
Expected life	4.0 years	4.0 years
          As a result of adopting SFAS No. 123R on January 1, 2006, both our loss from continuing operations and net loss for the three months ended March 31, 2006, are $1.6 million greater than had we continued to account for stock-based employee compensation under APB No. 25. There was no impact on discontinued operations. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.02 had we not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $0.01. See Note 6 for additional information.

          The following table shows the effect on net loss and net loss per share had we determined compensation cost based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123 for the three months ended March 31, 2005, our net loss would have increased to the pro forma amounts indicated below (in thousands, except per share data):

Three Months Ended
March 31,
2005
Net income, as reported	$720
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,240)

Pro forma net loss	$(2,520)

Basic and diluted net (loss) income per share:
As reported — basic	$0.01
As reported — diluted	0.01
Pro forma – basic and diluted	(0.04)
          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.
          The above pro forma disclosure was not presented for the three month period ended March 31, 2006 because stock-based compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.
          The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2006 (in thousands):

Three Months Ended
March 31,
2006
Costs and expenses:
Cost of professional services, support and maintenance	$163
Cost of data center	35
Selling and marketing	411
Product development	404
General and administrative	563

Total stock-based compensation expense	$1,576

          There was no capitalized stock-based compensation cost as of March 31, 2006. There were no recognized tax benefits during the three months ended March 31, 2006.
          On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.
          The Company uses the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment as of March 31, 2006, of the Company’s approximate $246.3 million of domestic tax net operating loss carryforwards associated with the S1 group, the benefit of approximately $208.9 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, the Company has approximately $53.9 million and $125.0 million of domestic and foreign tax net operating loss carryforwards respectively unaffected by this accounting treatment.
3. ACQUISITIONS
          On November 12, 2004, we purchased the outstanding stock of Mosaic Software Holdings Limited, a United Kingdom based provider of solutions that drive ATMs and electronic payments. Under the terms of the transaction, S1 paid $37.0 million in cash upon the closing of the transaction and committed to pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic’s achievement of certain financial metrics during its fiscal year ending May 31, 2005. As of December 31, 2005, we had recorded $12.9 million related to the earn-out payment under the purchase agreement. At that time, we had intended to place the remaining possible earn-out of $2.1 million into escrow, which would have been paid upon resolution of a contingency. However, on March 29, 2006, S1 and the sellers of Mosaic settled all obligations such that the aggregate earn-out would be $14 million. Therefore, in the first quarter of 2006, we recorded an additional $1.1 million related to the earn-out payment under the purchase agreement. The $14.0 million payment to the sellers of Mosaic was made on March 31, 2006. The total $14 million payment was accounted for as additional purchase price and increased goodwill, $12.9 million of which was recorded in the fourth quarter of 2005. The $14 million dollar payment brought the total purchase price of Mosaic to $51 million.
4. DISCONTINUED OPERATIONS
          On December 30, 2005, we completed the sale of our Edify segment. Under the terms of the agreement, we received approximately $33.5 million in cash. We recorded a gain of $24.4 million, net of tax in 2005. We recorded expenses of approximately $4.4 million in connection with the sale including legal fees and employee severance payments. Our consolidated balance sheet for December 31, 2005 includes approximately $4.6 million of net current liabilities relating to the sale of the Edify business. In 2006, we resolved the working capital adjustment provision of the agreement. We will receive $554,000 in the second quarter of 2006 bringing the total sale price to $34.1 million. In addition, under the agreement, S1 has contracted to continue to be a reseller of Edify products following the closing of the transaction.
          Revenues and income (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2006
Revenues	$7,516	$—

Income from discontinued operations	$32	$—
Gain on disposal of Edify	—	554
Income tax expense	(42)	—

(Loss) income from discontinued operations	$(10)	$554

5. GOODWILL AND OTHER INTANGIBLE ASSETS
          At March 31, 2006, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased and acquired technology	$19,989	$(10,911)
Customer relationships	12,100	(4,066)

Total	$32,089	$(14,977)

          We recorded amortization expense of $1.2 million and $1.3 million during the three months ended March 31, 2005 and 2006, respectively. We estimate aggregate amortization expense for 2006 and the next four calendar years to be as follows (in thousands):

	2006	2007	2008	2009	2010
Enterprise	$2,199	$1,780	$1,057	$303	$210
Postilion	$2,733	$2,210	$2,108	$1,897	$880
Risk and compliance	$120	$120	$120	$120	$60
          The changes in the carrying value of our goodwill by segment for the three months ended March 31, 2006 are as follows:

	Enterprise	Postilion	Risk and Compliance	Total
		(In thousands)
Balance, January 1, 2006	$66,064	$58,186	$1,558	$125,809
Additional consideration	—	1,100	—	1,100
Utilization of acquisition related income tax benefits	(46)	—	—	(46)

Balance, March 31, 2006	$66,018	$59,286	$1,558	$126,863

6. STOCK OPTION PLANS
          We maintain certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 15,251,356 shares of S1 common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year terms and generally vest and become exercisable ratably over four years from the date of grant. At March 31, 2006, 1,166,728 shares were available for future grants under the plans.
          A summary of our stock options as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

			Weighted-
		Weighted-	average	Aggregate
		average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Life	($000)
Outstanding at beginning of quarter	14,932	$9.40
Granted	250	4.14
Exercised	(511)	3.58		$459
Forfeited/canceled	(586)	10.05

Outstanding at end of quarter	14,085	$9.49	6.48	$4,411

Exercisable at end of quarter	10,085	$11.26	5.47	$1,537

          The aggregate intrinsic value for the stock options outstanding and exercisable in the preceding table represents the total pretax value, based on our closing stock price of $5.04 as of March 31, 2006.
          Non-vested share activity of our stock options for the three months ended March 31, 2006 is presented below:

	Non-Vested	Weighted-
	Number of	average
	Shares	Grant-Date
	(000)	Fair Value
Non-vested balance at December 31, 2005	4,339	$3.73
Granted	250	$2.14
Cancelled	(182)	$3.58
Vested	(407)	$7.10

Non-vested balance at March 31, 2006	4,000	$3.29

          As of March 31, 2006, $11.2 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2006 was $2.9 million.
          The following table summarizes information about stock options outstanding at March 31, 2006:

		Options Outstanding
		Weighted-		Options Exercisable
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price
$ 0.95 – 4.00	1,310	7.0	$3.57	884	$3.55
4.01 – 5.00	3,018	9.2	4.21	433	4.53
5.01 – 7.00	2,449	5.2	6.42	2,348	6.44
7.01 – 8.50	2,992	6.6	8.04	2,269	8.07
8.51 – 11.00	660	6.1	9.34	498	9.39
11.01 – 15.00	703	5.4	13.08	700	13.08
15.01 – 20.00	2,528	5.0	16.74	2,528	16.74
20.01 – 97.44	425	3.9	44.36	425	44.36

0.95 – 97.44	14,085	6.5	$9.49	10,085	$11.26

          For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $4.36 and $4.14 and the per share weighted-average fair value was $2.48 and $2.14 for stock options granted during the three months ended March 31, 2005 and 2006, respectively.
7. COMPREHENSIVE INCOME
          The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net (loss) income	$(444)	$720
Foreign currency translation adjustment	(106)	(686)
Unrealized loss on cash flow hedges	(65)	(34)

Comprehensive loss	$(615)	$—

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
          We entered into a long-term hosting agreement with a customer wherein S1 will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, during the quarter ended March 31, 2005, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees to be earned under the contract.
          The foreign currency options are designated as cash flow hedges and the options with expiration dates of June 30, 2006 to March 31, 2009 are deemed effective in the period ended March 31, 2006. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which a specific hedged transaction affects earnings.
          The foreign currency option with the March 31, 2006 expiration date was designated as ineffective in the period ended March 31, 2006. The change in the value of the March 31, 2006 option was recognized in current earnings. The March 31, 2006 option was in the money and was exercised, resulting in income of $17,000 which was offset by premium expense of $13,000.
          For the three months ended March 31, 2006, we recorded an increase in Accumulated Other Comprehensive Income (AOCI) of approximately $35,000 related to gain on the foreign currency cash flow hedge. The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by S1 during the applicable periods (in thousands):

Three Months Ended
March 31, 2006
Accumulated derivative net gain as of December 31, 2005	$104
Net change in fair value of derivatives	(65)
Net gains reclassified from AOCI into earnings	(4)

Accumulated derivative net gain as of March 31, 2006	$35

          Financial instruments held as part of the hedging transaction discussed above are recorded at fair value based upon comparable market transactions as quoted by the broker. The fair value and carrying amount of the options totaled $292,000 as of March 31, 2006. Deferred currency option premiums are included in other assets.
9. RESTRUCTURING CHARGES
          For restructuring plans undertaken prior to December 31, 2004, the restructuring reserves as of December 31, 2005 and March 31, 2006 and their utilization for the three months ended March 31, 2006 are summarized as follows (in thousands):

	Lease Costs
Balance, December 31, 2005	$5,800
Amounts utilized through March 31, 2006	21	(1)

Balance, March 31, 2006	$5,821

(1)	This amount includes a prepayment received from a sub lessee.

          In 2005, we approved a restructuring plan. In first quarter of 2006, we recorded restructuring charges of $0.3 million for employee termination benefits for employees who were placed on transition plans.
          The restructuring charges from this plan and the restructuring reserves as of December 31, 2005 and March 31, 2006 and their utilization for the three months ended March 31, 2006 are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Total
Balance, December 31, 2005	$4,635	$5,050	$9,685

2006 restructuring charge	$333	$—	$333
Amounts utilized	(2,173)	(733)	(2,906)

Balance, March 31, 2006	$2,795	$4,317	$7,112

          The remaining restructuring reserves at March 31, 2006 relates to future rent expense for vacated facilities, net of sublease income, severance payments to terminated employees and other costs. We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $12.9 million, of which we anticipate to pay approximately $5.6 million within the next twelve months. The leases expire on various terms through 2011.
10. CONTINGENCIES
          Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.
          As previously reported, we were involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. In March 2006, a jury decided in our favor that we were not infringing and that Tradecard’s patent is invalid. Tradecard has submitted a motion to the Federal District Court for reconsideration of the verdict. If that motion is denied, Tradecard may appeal the jury verdict to the Federal Court of Appeals.
     Guarantees
          We typically grant our customers a warranty that guarantees that our product will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify and agree to pay any judgment or settlement relating to a claim. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these agreements as of March 31, 2006.
11. SEGMENT REPORTING AND MAJOR CUSTOMERS
          In the first quarter of 2006, we disaggregated our previously aggregated Financial Institution Segment into two segments, the Enterprise and Postilion segments. This was done in response to the continued evolution of our restructuring that commenced in the fourth quarter of 2005 and based upon input received from our investors on how to best present the value drivers of our business model. Management believes that disaggregating the Financial Institutions segment into the Enterprise and Postilion segments will provide users of financial statements more information to help them to better understand our performance, better assess prospective future net cash flows and make more informed judgments about the company as a whole.

          We operate and manage S1 in three business segments: Enterprise, Postilion and Risk and Compliance. The Enterprise segment represents North America retail banking business, global wholesale banking business, and State Farm. The Postilion segment represents the community financial business, global ATM/payments business, and the retail banking business outside of North America. Under the FRS brand, our Risk and Compliance segment provides regulatory reporting solutions with a suite of regulatory reporting, financial intelligence and analytic solutions to financial institutions worldwide.
          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three months ended March 31, 2006 and 2005. We do not use any asset-based metrics to measure the operating performance of our segments.
          The following table shows revenues from continuing operations by revenue type for our reportable segments:

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total
Quarter Ended March 31, 2006:
Enterprise	$2,870	$5,522	$12,123	$5,211	$165	$25,891
Postilion	3,173	5,135	2,498	6,375	368	17,549
Risk and Compliance	1,552	1,936	1,570	—	38	5,096

Total	$7,595	$12,593	$16,191	$11,586	$571	$48,536

Quarter Ended March 31, 2005:
Enterprise	$3,497	$6,391	$16,225	$4,306	$249	$30,668
Postilion	6,081	5,209	2,156	5,358	54	18,858
Risk and Compliance	2,024	1,779	2,140	—	9	5,952

Total	$11,602	$13,379	$20,521	$9,664	$312	$55,478

                The following table shows operating results for our reportable segments:

	Three Months Ended March 31, 2006
			Risk and
	Enterprise	Postilion	Compliance	Total
Revenues	$25,891	$17,549	$5,096	$48,536
Operating expenses:
Direct costs	12,995	8,457	2,287	23,739
Selling and marketing	2,639	3,236	656	6,531
Product development	7,859	1,748	1,099	10,706
General and administrative	2,911	2,805	1,194	6,910
Restructuring costs	307	26	—	333
Depreciation	1,089	663	106	1,858
Amortization of other intangible assets	103	224	5	332

Total operating expenses	27,903	17,159	5,347	50,409

Segment operating (loss) income	$(2,012)	$390	$(251)	$(1,873)

	Three Months Ended March 31, 2005
			Risk and
	Enterprise	Postilion	Compliance	Total
Revenues	$30,668	$18,858	$5,952	$55,478
Operating expenses:
Direct costs	14,126	7,540	2,437	24,103
Selling and marketing	3,687	3,247	578	7,512
Product development	9,185	1,979	1,119	12,283
General and administrative	3,031	3,600	1,235	7,866
Depreciation	1,482	836	90	2,408
Amortization of other intangible assets	104	225	—	329

Total operating expenses	31,615	17,427	5,459	54,501

Segment operating (loss) income	$(947)	$1,431	$493	$977

          Currently, we have one major customer in the Enterprise segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 23% of our total revenues from State Farm Mutual Automobile Insurance Company during the three months ended March 31, 2005 and 2006. We derived 41% and 43% of our Enterprise segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended March 31, 2005 and 2006, respectively.
12. NET (LOSS) INCOME PER SHARE
          We calculate earnings per share using the two-class method during periods which we recorded income from continuing operations. For periods which we record a loss from continuing operations, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of applying the two-class method would be anti-dilutive.
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
          Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of our loss from continuing operations in the first quarter of 2006, the issuance of additional shares of common stock through the exercise of stock options and the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our loss per share for that period.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share data)
Basic earnings per share:
(Loss) income from continuing operations	$(998)	$730
Amount allocated to participating preferred stockholders	—	(11)

(Loss) income from continuing operations available to common stockholders — basic	$(998)	$719

Weighted average common shares outstanding	70,423	70,594
Basic (loss) earnings from continuing operations per share	$(0.01)	$0.01

Diluted earnings per share:
(Loss) income from continuing operations	$(998)	$730
Amount allocated to participating preferred stockholders	—	(11)

(Loss) income from continuing operations available to common stockholders — diluted	$(998)	$719

Weighted average common shares outstanding	70,423	70,594
Weighted average effect of common stock equivalents:
Stock options	156	1,901
Convertible preferred stock	1,070	—

Weighted average diluted shares outstanding	71,649	72,495
Diluted (loss) earnings from continuing operations per share	$(0.01)	$0.01

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
          We operate and manage S1 in three business segments: Enterprise, Postilion and Risk and Compliance. The Enterprise segment represents North America retail banking solutions and global wholesale banking solutions, including State Farm. The Postilion segment represents the community financial business, global ATM/payments business, and the retail banking business outside of North America. Our Risk and Compliance segment provides regulatory reporting solutions with a suite of regulatory reporting, financial intelligence and analytic solutions to financial institutions worldwide, under our FRS brand.
          We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers. Our solutions address the needs of small, mid-sized and large financial organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as from hosting revenue related to hosting applications sold to customers in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time. In discussions with our customers and investors, we use the term “subscription” as being synonymous with a term license. We intend to primarily license Enterprise Suite of Products, Lending, Foreign Exchange, Financial Reporting and Analytics and our suite of Community and Regional products and future versions as well as certain other applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract.
          We sell our solutions to small, mid-sized and large financial organizations in four geographic regions: (i) the Americas region and (ii) the Europe and Middle East (EME) region, (iii) the Asia-Pacific (APAC) region and (iv) the Africa region. Our S1 Enterprise solutions target banks, credit unions and insurance companies. We have over 3,500 financial institution customers, the majority of which are located in the United States.
          Throughout 2006, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. The S1 Enterprise Platform includes the following applications: retail Internet banking, small business Internet banking, corporate cash management, teller, sales and service, call center, voice banking and analytics. These can be sold as stand-alone applications or as an integrated suite of products. In 2006, we will focus on delivering quality solutions on the S1 Enterprise Platform. We released our Enterprise 3.5 products from development in a Managed Introduction Program (“MIP”) in February 2006. The MIP is designed to enable the entire organization to work with several customers in pre-product and live production environments. The MIP is expected to continue throughout most of 2006 and will include all of the released Enterprise applications. Additionally, we will invest in our next-generation community banking solution which will include our packaged Internet and voice banking solutions, and the payments engine of our Postilion payments solution.

Recent Accounting Pronouncements
          On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees during the period to be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the “modified prospective” method. Under this method, the compensation expense recognized during the three months ended March 31, 2006 included compensation expense for share based compensation granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for share-based compensation granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We did not change our method of attributing the value of stock-based compensation to expenses. Under both SFAS No. 123 and SFAS No. 123R the expense is amortized on a straight-line basis over the options vesting period. Prior period and pro forma results have not been restated. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
          Stock based compensation recognized in the financial statements under SFAS No. 123R for the three months ended March 31, 2006 was $1.6 million which consisted of stock-based compensation expense related to employee stock options. Under the previous standards this expense was only disclosed in the pro forma information in the notes to the financial statements.
Critical Accounting Policies and Estimates
          For a complete list of our critical accounting policies and estimates, please refer to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. An addition to that list is provided below.
          Determination of the fair value of employee stock options. We are required to determine the fair value of stock options when they are granted to our employees. Historically, the pro-forma expense was presented in a footnote. However, beginning January 1, 2006, this expense was recorded in our statement of operations due to the adoption of SFAS No. 123R, “Share-Based Payment”. The fair value is estimated at the date of grant using a Black-Scholes option pricing model. In determining the fair value, management makes certain estimates related primarily to the expected life of the option, the volatility of our stock, the risk-free interest rate and the estimated forfeiture rate. These assumptions affect the estimated fair value of the option. As such, these estimates will affect the compensation expense we record in future periods. These assumptions are subjective and generally require significant analysis and judgment. Some of the assumptions will be based on external data, while some assumptions will be derived from our historical experience with share-based payments. We currently estimate expected life using our historical exercise and post-vested termination activity. We currently estimate volatility by considering our historical stock volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with the remaining term approximately the same as the expected life used as the input to the Black-Scholes model. We estimated the forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.

Comparison of the Three Months Ended March 31, 2006 and 2005
          The Risk and Compliance segment results of operations for the three months ended March 31, 2006 included the acquired Providus business which was purchased during the third quarter of 2005.
          Revenues. The following table sets forth our revenue data for the three months ended March 31, 2006 and 2005.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Quarter Ended March 31, 2006:
Enterprise	$2,870	$5,522	$12,123	$5,211	$165	$25,891
Postilion	3,173	5,135	2,498	6,375	368	17,549
Risk and Compliance	1,552	1,936	1,570	—	38	5,096

Total	$7,595	$12,593	$16,191	$11,586	$571	$48,536

Quarter Ended March 31, 2005:
Enterprise	$3,497	$6,391	$16,225	$4,306	$249	$30,668
Postilion	6,081	5,209	2,156	5,358	54	18,858
Risk and Compliance	2,024	1,779	2,140	—	9	5,952

Total	$11,602	$13,379	$20,521	$9,664	$312	$55,478

          Total revenues decreased by $6.9 million or 12%, to $48.5 million for the three months ended March 31, 2006 compared to $55.5 million for the same period in 2005.
          Since 2005, we have been licensing the Enterprise suite of products, Lending, Foreign Exchange, Financial Reporting and Analytics and our suite of Community and Regional products and future versions as well as certain other applications primarily on a subscription basis. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period. Subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements into one periodic fee and typically do not transfer the right to use at the end of its initial term. During 2006, we expect to continue to recognize perpetual license revenue through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. As the ratio of subscription licenses sold increases, the amount of license revenue for any given period could decrease which could also decrease earnings. We believe the long term benefits of recurring subscription revenue outweigh any temporary impact on license revenue and earnings.
          Our Enterprise segment generated revenues of $25.9 million for the quarter ended March 31, 2006 compared with $30.7 million for the same period in 2005. The decline in revenues from our Enterprise business during the first quarter of 2006 is primarily due to sales execution issues. Sales execution was impacted by the delay in release of the next version of our Enterprise product as well as turnover in the sales force resulting from the change in management and the reorganization during the second half of 2005. Software license revenues for our Enterprise segment were $2.9 million for the three months ended March 31, 2006, a decrease of $0.6 million from the same period in 2005. Support and maintenance revenues for our Enterprise segment were $5.5 million for the three months ended March 31, 2006 as compared to $6.4 million for the same period in 2005. However, as subscription licenses include the right to receive support and maintenance, growth in subscription licenses will tend to diminish support and maintenance revenues over time. Professional services revenues for our Enterprise segment were $12.1 million for the three months ended March 31, 2006, a decrease of $4.1 million from the same period in 2005. This decrease is principally attributable to the decrease in professional services revenues from our largest customer and the completion of several projects which have not been replaced with new projects. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $5.2 million for the first quarter of 2006, an increase of $0.9 million from $4.3 million for the first quarter of 2005. The increase resulted from increases in the number of hosted customers.
          Revenues for our Postilion segment were $17.5 million for the three months ended March 31, 2006 compared with $18.9 million for the same period in 2005. Software license revenues for our Postilion segment were $3.2 million for the three months ended March 31, 2006, a decrease of $2.9 million from the same period in 2005 due to a decrease in software license revenues for our Mosaic business, as well as the transition to subscription licenses in our community and regional business. Support and maintenance revenues for the Postilion segment were $5.1 million for the three months ended March 31, 2006, a decrease of $0.1 million from the same period in 2005. The Postilion segment recorded $2.5 million for professional services revenues during the first quarter of 2006, an increase of $0.3 million from $2.2 million for the first quarter of 2005. Data center revenues for our Postilion segment were $6.4 million for the first quarter of 2006, an increase of $1.0 million from $5.4 million for the first quarter of 2005. The increase resulted from increases in the number of hosted customers. As we add hosted customers on our Postilion products and our existing customer base grows, we expect data center revenues to increase on a sequential quarter basis throughout 2006.
          Our Risk and Compliance segment generated revenues of $5.1 million for the quarter ended March 31, 2006 compared with $6.0 million for the same period in 2005. Software license revenues for our Risk and Compliance segment were $1.6 million for the three months ended March 31, 2006, a decrease of $0.4 million from the same period in 2005. Support and maintenance revenues for the Risk and Compliance segment were $1.9 million for the three months ended March 31, 2006, an increase of $0.1 million from the same period in 2005. Professional services revenues for our Risk and Compliance segment were $1.6 million for the three months ended March 31, 2006, a decrease of $0.5 million from the same period in 2005. Any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease services revenue accordingly.
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
          Direct Costs. Direct costs decreased by $0.4 million to $23.7 million for the three months ended March 31, 2006 from the same period in 2005. As a percentage of revenues, direct costs, excluding depreciation, were 49% and 43% for the three months ended March 31, 2006 and 2005, respectively.
          Direct costs exclude charges for depreciation of property and equipment.
          Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. Overall, software license costs were 16% and 14% of software license revenues for the first quarter of 2006 and 2005, respectively.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $16.8 million for the three months ended March 31, 2006, a decrease of $0.7 million from $17.5 million for the same period in 2005. This decrease is primarily attributable to a decrease in headcount in our Enterprise business, offset in part by stock based compensation expense of $0.2 million. As a percentage of revenue, costs of professional services, support and maintenance were 58% and 51% of related revenues for the first quarter of 2006 and 2005, respectively. This increase is attributable to lower revenues.
          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. A portion of the data center direct costs are fixed. As such, the incremental costs to add customers and/or users is minimal. Direct data center costs increased $0.6 million to $5.4 million for the three months ended March 31, 2006 from $4.8 million for same period in 2005. As a percentage of data center revenues, data center costs excluding depreciation were 47% and 49% for the three months ended March 31, 2006 and 2005, respectively. This decrease is attributable to the economies realized as we add hosted customers. We expect data center costs to be approximately 45% to 50% of data center revenues for the remaining of 2006.
          Selling and Marketing Expenses. Total selling and marketing expenses decreased by $1.0 million to $6.5 million for the three months ended March 31, 2006 from $7.5 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the re-organization during the second half of 2005. This was partially offset by stock based compensation expense of $0.4 million.

          Product Development Expenses. Total product development expenses decreased by $1.6 million to $10.7 million for the three months ended March 31, 2006 from $12.3 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the re-organization during the second half of 2005. This was partially offset by stock based compensation expense of $0.4 million. As a percentage of revenues, product development expenses were 22% in the first quarter of 2006 and 2005.
          Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and Administrative Expenses. General and administrative expenses decreased by $1.0 million to $6.9 million for the three months ended March 31, 2006 from $7.9 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 14% for the three months ended March 31, 2006 and 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the re-organization during the second half of 2005. This was partially offset by stock based compensation expense of $0.6 million.
          Depreciation. Depreciation was $1.9 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively.
          Amortization of Other Intangible Assets. Amortization of other intangible assets remained at $0.3 million for each of the three months ended March 31, 2006 and 2005. Amortization expense is expected to be approximately $0.3 million each quarter for the remainder of 2006.
          Interest and Other Income, Net. Interest and other income net was $1.2 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. Interest income increased due to higher average balances for cash and short-term investments as well as higher interest rates.
          Income Tax Expense. We recorded income tax expense of $0.3 million and $0.4 million the three months ended March 31, 2006 and 2005, respectively.
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
          We incurred foreign income tax expense in certain European countries in the first quarter of 2006 and 2005. In 2006 and 2005, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal NOLs. In 2006, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Approximately $45,000 of our income tax expense in 2006 resulted from the release of the valuation allowance against pre-acquisition NOLs and does not represent anticipated cash taxes to be paid.
          We have recorded a valuation allowance on most of our deferred tax assets. One of the significant criteria that must be met in order to release the valuation allowance is that we must develop a history of sustained profitability. At such time we will make a determination to reverse all or a portion of the valuation allowance related to domestic net operating loss carryforwards based on estimates at such time regarding our future earnings and the recoverability of the domestic net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed.
          APB Opinion 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by the Company do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to the break-even nature of our quarterly operational results and various domestic and foreign jurisdictions that have and do not have NOLs available, it is difficult to produce jurisdictionally accurate income forecast. Therefore, a reliable estimate of the annual effective rate cannot be made and the Company uses the actual effective tax rate for the year-to-date as the best estimate for the annual effective rate.
          Gain (loss) from discontinued operations. We recorded a gain from discontinued operations of $554,000 in the first quarter of 2006 related to Edify operations which was sold in December 2005. We recorded a loss from discontinued operations of $10,000 in the first quarter of 2005 related to our Edify operations which was sold in December 2005.
Liquidity and Capital Resources
     The following tables show information about our cash flows during the three months ended March 31, 2006 and 2005 and selected balance sheet data as of March 31, 2006 and December 31, 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$4,269	$5,663
Change in operating assets and liabilities	(3,256)	(10,712)

Net cash provided by (used in) operating activities	1,013	(5,049)
Net cash (used in) provided by investing activities	(4,617)	4,292
Net cash used in financing activities	1,527	(1,731)
Effect of exchange rates on cash and cash equivalents	92	(204)

Net decrease in cash and cash equivalents	$(1,985)	$(2,692)

	As of
	March 31, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$83,123	$85,108
Short term investments	31,971	44,170
Working capital	106,971	106,250
Total assets	336,325	344,523
Total stockholders’ equity	255,172	252,386
          Operating Activities. During the three months ended March 31, 2006, cash provided by operations was $1.0 million compared to cash used in operations of $5.0 million for same period in 2005. The improvement in net cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.
          Cash provided by operations for the three months ended March 31, 2006 included the effects of:
•	our net loss of $0.4 million;

•	depreciation and amortization expense of $3.1 million;

•	gain on the disposal of Edify of $0.6 million;

•	provision of doubtful accounts receivable and billing adjustments of $0.6 million;

•	stock based compensation expense of $1.6 million;

•	a decrease in accrued expenses and other liabilities of $6.3 million;

•	an increase of $4.3 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter;

•	a $9.0 million increase in deferred revenues resulting from annual billing of maintenance and subscription fees; and

•	changes in other operating assets and liabilities of $1.6 million.
          Cash used in operations for the three months ended March 31, 2005 included the effects of:
•	our net income of $0.7 million;

•	depreciation and amortization expense of $3.8 million;

•	provision of doubtful accounts receivable and billing adjustments of $1.2 million;

•	a decrease in accrued expenses and other liabilities of $10.6 million, approximately $4.7 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $9.2 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter

•	a $8.2 million increase in deferred revenues resulting from annual billing of maintenance and subscription fees; and

•	changes in other operating assets and liabilities of $0.9 million.
          Investing Activities. Cash used in investing activities was $4.6 million for the three months ended March 31, 2006 compared to cash provided by investing activities of $4.3 million in the same period in 2005.
          In the first three months of 2006, we:
•	paid $14.0 million to the sellers of Mosaic in settlement of the earn-out;

•	converted $12.2 million, net, from short-term investments to cash and cash equivalents;

•	received $0.6 million working capital adjustment from the sale of Edify; and

•	purchased $3.4 million of property and equipment.
          In the first three months of 2005, we:
•	converted $6.3 million, net, from cash and cash equivalents to short-term investments; and

•	purchased $2.0 million of property and equipment.
          Financing Activities. Cash provided by financing activities was $1.5 million for the three months ended March 31, 2006 compared to cash used in financing activities of $1.7 million in same period in 2005.
          In the first three months of 2006, we:
•	received $1.8 million from the sale of common stock under our employee stock option plans; and

•	paid $0.3 million for capital lease obligations.
          In the first three months of 2005, we:
•	received $0.3 million from the sale of common stock under our employee stock option plans; and

•	repurchased $1.6 million of our common stock; and

•	paid $0.4 million for capital lease obligations.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company’s 2005 Annual Report on Form 10-K. With the exception of the long term contract described below, there have been no significant changes in our market risk from December 31, 2005.
          In general we do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. We entered into a long-term hosting agreement with a customer wherein S1 will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, during the quarter ended March 31, 2006, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract. As of March 31, 2006, the fair value of these options was $0.3 million.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of its subsidiaries is a party or which their property is subject.
     As previously reported, we were involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. In March 2006, a jury decided in our favor that we were not infringing and that Tradecard’s patent is invalid. Tradecard has submitted a motion to the Federal District Court for reconsideration of the verdict. If that motion is denied, Tradecard may appeal the jury verdict to the Federal Court of Appeals.
Item 1A. Risk Factors
The following discussion supplements the Risk Factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
In 2006, we will depend on one customer, State Farm, for a significant portion of our revenue and if that customer terminates its contract with us, our revenues and financial performance would decline
          In 2005, we derived 22% of our total revenues from continuing operations from State Farm. State Farm accounted for 21% and 23% of our total revenue from continuing operations in 2003 and 2004, respectively. Over the past three years, State Farm has moved from a period of heavy investment and is now entering a more stable maintenance state with their applications. We expect revenues from State Farm to be between $44 million and $48 million in 2006. We can give no assurance that we will be able to retain State Farm as a customer. State Farm’s license and possession rights for the source code of the Enterprise and insurance products give them great flexibility on how they choose to further invest in these products.
Our Exploration of Strategic Alternatives May Create Uncertainties That Could Affect Our Business
On May 3, 2006, we announced that we retained Friedman, Billings Ramsey Group to assist us in evaluating strategic alternatives to maximize stockholder value. As this exploration is in its early stages, we are uncertain as to what strategic alternatives may be available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our stock price if pursued.
There are various uncertainties and risks relating to our exploration of strategic alternatives, including the following: (i) the exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operating results; (ii) we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us; (iii) the process of exploring strategic alternatives may be time consuming and expensive; (iv) the market prices of our common stock could be highly volatile as we explore strategic alternatives; and (v) perceived uncertainties as to our future direction may make it difficult to attract and retain employees and customers.
There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our Board of Directors has approved a specific transaction or course of action.
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
Item 5. Other Information.
     On May 3, 2006 the Board of Directors adopted an amendment to Section 2.3 of the Company’s Bylaws to allow stockholders holding at least one-tenth of the outstanding common stock of the Company to call a special meeting of stockholders. Prior to the amendment, a special meeting could only be called by the Chairman of the Board, the President or a majority of the Board of Directors. A copy of the Company’s Bylaws, as amended, is filed as Exhibit 3.6 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

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

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 8, 2006.

S1 CORPORATION
By:	/s/ JOHN A. STONE
John A. Stone
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