Form 10-K/A
period 2005-12-31
S1 CORP /DE/
filed 2006-07-26
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 3

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
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
     None

EXPLANATORY NOTE
     This Amendment No. 3 to the Annual Report on Form 10-K of S1 Corporation (“Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 16, 2006 (the “Original Filing”), the Amended Annual Report of Form 10-K/A, filed March 30, 2006 (“Amendment No. 1”) and the Amended Annual Report on Form 10-K/A, filed May 1, 2006 (“Amendment No. 2”). The Company is filing this Amendment to amend information required by Items 11 and 13 of Part III. Specifically, the Compensation Committee Report on Executive Compensation in Item 11 has been revised to include additional information and Item 13 has been revised to include additional information regarding the Company’s relationship with State Farm Mutual Automobile Insurance Company. Additionally, the Company is filing a copy of the Master Software Development and Consulting Services Agreement (“Agreement”) between the Company and State Farm Mutual Automobile Insurance Company as exhibit 10.18 hereto. The index set forth in Part IV, Item 15(a)(3) and (b) has also been amended and restated in its entirety to reflect the filing of the Agreement and to include the additional certifications referenced below.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), also included in this Form 10-K/A are the certifications required by Rule 13a-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.7 and 31.8, respectively.
     Except as described above, no other changes have been made to the Original Filing Amendment No. 1. or Amendment No. 2. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

Table of Contents

Item 11. Executive Compensation	3
Item 13. Certain Relationships and Related Transactions	10
Item 15. Exhibits and Financial Statement Schedules	11
Signature	14

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
      The compensation committee is guided by the following four key principles in determining the compensation of the Company’s executive officers:

•	Competition. Compensation should reflect the competitive marketplace, so the Company can attract, retain, and motivate talented executives.

•	Accountability for Business Performance. Compensation should be tied in part to financial performance, so that executives are held accountable through their variable compensation for the performance of the business unit for which they are responsible and the organization as a whole. We consider various measures of business performance, including revenues, contribution margin, days sales outstanding, operating budgets and customer satisfaction. A portion of each executive’s variable compensation is tied to performance of the overall company. The remaining variable compensation is tied to the business unit for which the executive is responsible. Each executive has variable compensation targets specific to their business unit and the overall performance of the company. The metrics used differ for each executive. If these targets are not met, the compensation committee may nonetheless use its discretion to award bonuses to executives. We also consider the above referenced performance metrics in determining base salaries for executives, however we do not assign the performance measures relative weights. Instead, we make a subjective determination after considering all such measures collectively.

•	Accountability for Individual Performance. Compensation should be tied in part to the individual’s performance to encourage and reflect individual contributions to the Company’s performance. In determining base salaries, we consider each officer’s leadership, level responsibility, prior experience, and our judgment as to individual performance over the previous year, as well as the executive’s potential for development and performance in the future. We do not apply formulas or assign these factors specific mathematical weights; instead, we exercise our judgment and discretion.

•	Alignment with Stockholder Interests. Compensation should be tied in part to the Company’s stock performance through stock options to align executives’ interests with those of the Company’s stockholders. In determining the total amount to be granted annually to executives, the committee considers a number of factors, including the amount of unvested stock based equity compensation grants already held by executive officers, dilution, number of shares of common stock outstanding, responsibility level, future potential, and the performance of the company during the immediately preceding year.
      In addition, because the Company is facing a challenging operating environment marked by a decline in revenues, an increase in operating expenses and a decrease in share value, we recognize the particular importance of management stability, and we have tried to establish a compensation program that will help retain our executives and reward them for managing the company through this period.
      Compensation paid to our executive officers in 2005 consisted of the following components: base salary, long-term incentives (awards of stock options) and participation in S1’s other employee benefit plans. While the Company made progress in 2005 in developing and implementing programs designed to transform the Company to better meet the product and service needs of our customers and improve profitability, our results were not satisfactory, and therefore no bonuses were awarded to executive officers in 2005. Our executive officers have significant equity interests in S1’s success by virtue of stock-based compensation.

      Base Salary. Base salary is intended to signal the internal value of the position. In establishing the 2005 salary for each executive officer, the compensation committee considered, as appropriate, the nature and scope of each executive’s responsibilities, the executive’s prior compensation and performance in his or her job, the pay levels of similarly situated executives within the Company, the terms of any employment agreements, and comparative market compensation levels. We do not apply formulas or assign these factors specific mathematical weights; instead we exercise judgment and discretion.
      Long-Term Incentive Compensation. S1 uses stock options to provide long-term incentive compensation. The compensation committee endorses the position that stock ownership by management is beneficial in aligning management’s and stockholders’ interests in the enhancement of stockholder value. The purpose of stock option awards is to provide an opportunity for the recipients to acquire or increase a proprietary interest in S1, thereby creating a stronger incentive to expend maximum effort for the long-term growth and success of S1 and encouraging recipients to remain in the employ of S1. Officers and other full-time employees of S1 and its subsidiaries are eligible for grants under our 2003 Stock Incentive Plan. During 2005, stock options to purchase 600,000 shares of common stock were granted to our named executive officers. The increase in the size of the grant to Mr. Hale relative to his 2004 grant is based in part on his promotion to the position of President of North America Retail Banking, Global Wholesale Banking and Insurance Markets in October 2005. The increase in the size of the grant to Mr. Mahan relative to his 2004 grant is discussed below.
      Other. In addition to the compensation paid to executive officers described above, executive officers along with and on the same terms as other employees, receive certain benefits such as life and health insurance and participation in S1’s 401(k) Plan.
      CEO Compensation. The compensation of Mr. Mahan, the Company’s Chief Executive Officer, is based on the terms of the employment agreement between Mr. Mahan and the Company and is primarily cash compensation in form of a base salary and stock-based compensation in the form of stock options. The terms of Mr. Mahan’s employment agreement are described on page 12 of this proxy statement. In 2005, the Company faced a very challenging operating environment marked by a decline in revenues, an increase in expenses, and a decrease in share value. The board recognized that it would take significant commitment, dedication and effort to work through a difficult time for S1 with focus and speed. The board knew that it was important to have the right leadership with knowledge and capabilities required to execute our plan to deliver long-term shareholder value with a sense of urgency. To that end, Mr. Mahan, who first served as the Company’s Chief Executive Officer from 1995-2000, was reappointed by the Board of Directors as Chief Executive Officer in July 2005. Mr. Mahan’s employment agreement provides that he will received a fixed annual salary of $600,000. Effective 2001, Mr. Mahan voluntarily reduced his base salary to $450,000. However, in 2005, Mr. Mahan was paid an annual salary of $512,500, which was paid as follows: (i) from January 2005 until July 2005, Mr. Mahan was paid at an annual base salary rate of $450,000. Upon his appointment to the position of Chief Executive Officer in July 2005, Mr. Mahan was paid at an annual base salary rate of $600,000, as provided for in his employment agreement. The Compensation Committee believed it appropriate to pay Mr. Mahan at the higher rate provided for in his employment agreement based on the increase in his responsibilities as Chief Executive Officer. Effective January 1, 2006, at Mr. Mahan’s request, his employment agreement has been amended to decrease the base salary from $600,000 to $450,000. For 2005, Mr. Mahan was eligible to earn a cash bonus of up to $210,000 based on the attainment of specific Company performance targets. As mentioned above, the compensation committee considered the performance of the Company and determined that performance goals were not met for 2005 and no bonus was awarded to Mr. Mahan.
      As discussed above, the Company believes that a portion of executive compensation should be closely aligned to both the Company’s and individual’s performance. In this regard, the Company awarded Mr. Mahan stock options which are designed to motivate Mr. Mahan to meet the Company’s long-term performance goals. Specifically, in 2005 Mr. Mahan was awarded options to purchase 400,000 shares of Company common stock at an exercise price of $4.15 per share (the market value on the grant date) which vest as follows: 200,000 vest annually in four equal installments beginning November 8, 2006; 100,000 vest if and when the Company’s stock price reaches $8.00 per share; and 100,000 vest if and when the Company’s stock price reaches $10.00 per share. These options require the Company’s stock price to appreciate in order for Mr. Mahan to realize any benefit, thus directly linking the Company’s performance to part of his overall compensation package.
      We considered this level of pay and option grant appropriate for several reasons, including: the difficult circumstances facing the Company under which Mr. Mahan assumed the executive leadership of the Company as its Chief Executive Officer; the need to retain and motivate Mr. Mahan to lead the Company’s plan for creating long-term shareholder value; his prior track record of effective leadership and vision in leading the Company; his strategic planning initiatives for positioning the Company to realize its full potential to deliver long-term value to our shareholders, customers and employees; and comparable compensation information. In making this determination, we did not apply formulas or assign any of these factors specific mathematical weights; instead, we exercise judgment and discretion.
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
     We are party to a Master Software Development and Consulting Services Agreement with State Farm Mutual Automobile Insurance Company. As is typical with most of our customers, the agreement acts as a framework to govern our primary relationship with State Farm, does not stipulate that we are the preferred supplier to the customer and does not provide that we are entitled to any minimum amount of work or revenues. Under this agreement, we provide State Farm professional services and software development services. Each work assignment is separately priced and negotiated by the parties, with the terms of each assignment specified in an individual work order governing the assignment. The work orders provide for the services to be performed by us for the project, the deliverables, the sequential order for delivery of the deliverables, acceptance criteria specified for acceptance of a deliverable, and the fee to be paid with an explanation for each fee being charged under the work order. Fees charged under these work orders are comparable to those charged to other customers for similar services. The Master Software Development and Consulting Services Agreement, as well as any work order placed thereunder, is terminable by either party at any time on 90 day’s notice.
      Pursuant to the Settlement Agreement, the Company agreed to reimburse the Ramius Group up to $87,500 for its reasonable, documented out-of-pocket fees and expenses incurred in connection with its dispute with the Company relative to the nomination of directors to the Company’s Board at the 2006 annual meeting of stockholders. Director Jeffrey C. Smith is a managing director of Ramius Capital Group, L.L.C., one of the parties to the Settlement Agreement.

Item 15. Exhibits and Financial Statement Schedules.
     (a) (3) The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit
No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Certificate of Designations for S1’s Series E Convertible Preferred Stock (filed as Exhibit 3 to S1’s Registration Statement on Form S-8 (File No. 333-72250) filed with the SEC on October 26, 2001 and incorporated herein by reference).

3.6	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Amendment No. 1 to Form 10-K/A filed with the SEC on March 30, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

4.3	Specimen certificate for S1’s Series E Convertible Preferred Stock (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-3 (File No. 333-75178) filed with the SEC on December 14, 2001 and incorporated herein by reference).

10.1	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.2	Stock Subscription Warrant, dated December 23, 1999, issued by S1 to America Online, Inc. (filed as Exhibit 10.16 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3	Alliance Center Office Lease Agreement, entered into as of February 25, 2000, by and between Solano Associates, as Landlord, and Security First Technologies, Inc., as Tenant (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

10.4	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

10.5	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*

Exhibit
No.	Exhibit Description
10.6	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.7	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.9	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.10	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Employment Agreement, entered into as of April 27, 2001, by and between S1 and Jaime Ellertson (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.12	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.13	S1 Corporation 2003 Stock Option Plan (filed as Attachment A to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18,2003 and incorporated herein by reference).*

10.14	Stock Purchase Agreement By and Among S1 Corporation, Davidge Data Systems Corp. and GL Consultants, Inc. Dated as of October 20, 2004 (filed as Exhibit 99 to S1’s Current Report on Form 8-K filed with the SEC on October 25, 2004 and incorporated herein by reference).

10.15	Share Purchase Agreement, dated November 6, 2004, among several persons listed in Schedule I thereto and S1 Corporations (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on November 16, 2004 and incorporated herein by reference).

10.16	Agreement and Plan of Merger By and Among S1 Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc., and Arrowhead I, Inc., dated as of November 18, 2005 (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on January 4, 2006 and incorporated herein by reference).

10.17	Description of Arrangement for Directors Fees (incorporated by reference to Exhibit10.17 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.18	Master Software Development and Consulting Agreement between Security First Technologies, Inc. (S1) and State Farm Mutual Automobile Insurance Company, dated March 31, 2000.

21	Subsidiaries of S1 (incorporated by reference to Exhibit 21 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

Exhibit
No.	Exhibit Description
31.1	Certificate of Chief Executive Officer dated March 15, 2006 (incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

31.2	Certificate of Chief Financial Officer dated March 15, 2006 (incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

31.3	Certificate of Chief Executive Officer dated March 30, 2006 (incorporated by reference to Exhibit 31.3 of the Company’s
Form 10-K/A No. 1 filed with the Securities and Exchange Commission on March 30, 2006).

31.4	Certificate of Chief Financial Officer dated March 30, 2006 (incorporated by reference to Exhibit 31.4 of the Company’s
Form 10-K/A No. 1 filed with the Securities and Exchange Commission on March 30, 2006).

31.5	Certificate of Chief Executive Officer dated May 1, 2006. (incorporated by reference to Exhibit 31.5 of the Company’s Form 10-K/A No. 2 filed with the Securities and Exchange Commission in May 1, 2006).

31.6	Certificate of Chief Financial Officer dated May 1, 2006. (incorporated by reference to Exhibit 31.6 of the Company’s Form 10-K/A No. 2 filed with the Securities and Exchange Commission on May 1, 2006).

31.7	Certificate of Chief Executive Officer dated July 26, 2006.

31.8	Certificate of Chief Financial Officer dated July 26, 2006.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

*	Management contract or compensatory plan.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of July 26, 2006.

S1 CORPORATION

By:	/s/ James S. Mahan, III

James S. Mahan, III
Chief Executive Officer