Form 10-Q
period 2006-06-30
S1 CORP /DE/
filed 2006-08-08
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     Shares of common stock outstanding as of August 2, 2006: 70,999,705

S1 CORPORATION
QUARTERLY PERIOD ENDED JUNE 30, 2006

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,227	$85,108
Short-term investments	32,337	44,170
Accounts receivable, net	56,291	48,659
Prepaid expenses	4,381	4,885
Other current assets	2,642	3,870
Assets of business held for sale, net	9,106	—

Total current assets	183,984	186,692
Property and equipment, net	12,851	11,351
Intangible assets, net	15,369	18,375
Goodwill, net	125,299	125,808
Other assets	2,115	2,297

Total assets	$339,618	$344,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,617	$5,292
Accrued compensation and benefits	7,038	8,267
Accrued restructuring	4,868	7,675
Accrued other expenses	11,469	17,587
Accrued purchase price consideration	—	12,900
Deferred revenues	32,102	27,499
Current portion of capital lease obligation	2,496	1,222
Liabilities of business held for sale, net	10,229	—

Total current liabilities	73,819	80,442
Capital lease obligation, excluding current portion	3,124	791
Accrued restructuring, excluding current portion	6,027	7,810
Other liabilities	2,278	3,094

Total liabilities	85,248	92,137

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	750	744
Additional paid-in capital	1,920,695	1,915,617
Common stock held in treasury — at cost	(25,000)	(25,000)
Accumulated deficit	(1,649,759)	(1,647,204)
Accumulated other comprehensive loss:
Net (loss) gain on derivative financial instruments	(109)	104
Cumulative foreign currency translation adjustment	(2,207)	(1,875)

Total stockholders’ equity	254,370	252,386

Total liabilities and stockholders’ equity	$339,618	$344,523

Preferred shares issued and outstanding	749,064	749,064

Common shares issued and outstanding	75,041,591	74,410,099

Common stock held in treasury	4,053,886	4,053,886

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005
Revenues:
Software licenses	$6,369	$8,051	$12,412	$17,629
Support and maintenance	11,197	11,383	21,854	22,983
Professional services	16,950	17,840	31,571	36,221
Data center	11,911	9,883	23,497	19,547
Other	312	334	845	637

Total revenues	46,739	47,491	90,179	97,017

Operating expenses:
Cost of software licenses	1,062	1,427	2,092	2,641
Cost of professional services, support and maintenance (1) (2)	15,761	15,644	30,451	31,039
Cost of data center (1) (2)	5,759	4,439	11,175	9,288
Cost of other revenue	133	42	449	250
Selling and marketing (2)	6,683	8,130	12,558	15,064
Product development (2)	9,876	10,228	19,483	21,392
General and administrative (2)	6,479	6,020	12,195	12,651
Restructuring costs	549	—	882	—
Depreciation	1,971	2,375	3,723	4,693
Amortization of other intangible assets	327	328	654	657

Total operating expenses	48,600	48,633	93,662	97,675

Operating loss	(1,861)	(1,142)	(3,483)	(658)
Interest and other income, net	1,040	816	2,249	1,015

(Loss) income before income tax expense	(821)	(326)	(1,234)	357
Income tax (expense) benefit	(263)	43	(654)	(329)

(Loss) income from continuing operations	(1,084)	(283)	(1,888)	28
(Loss) income from discontinued operations, net of tax (2)	(1,027)	2,599	(667)	3,008

Net (loss) income	$(2,111)	$2,316	$(2,555)	$3,036

Basic earnings per share:
Continuing operations	$(0.02)	$(0.01)	$(0.03)	$0.00
Discontinued operations	$(0.01)	$0.04	$(0.01)	$0.04

Net (loss) income per share	$(0.03)	$0.03	$(0.04)	$0.04

Diluted earnings per share:
Continuing operations	$(0.02)	$(0.01)	$(0.03)	$0.00
Discontinued operations	$(0.01)	$0.04	$(0.01)	$0.04

Net (loss) income per share	$(0.03)	$0.03	$(0.04)	$0.04

Weighted average common shares outstanding — basic	70,958,696	70,191,090	70,692,207	70,391,240
Weighted average common shares outstanding — fully diluted	n/a	n/a	n/a	71,570,373

(1)	Cost of professional services, support and maintenance and cost of data center excludes charges for depreciation.

(2)	Includes stock based compensation expense of:

Cost of Professional services, support and maintenance	$125	$—	$287	$—
Cost of Data center	13	—	48	—
Selling and marketing	345	—	756	—
Product development	176	—	571	—
General and administrative	475	—	985	—
Discontinued operations	93	—	156	—

Total	$1,227	$—	$2,803	$—

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,555)	$3,036
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,479	7,580
Gain on disposal of Edify, net of tax	(554)	—
Provision for doubtful accounts receivable and billing adjustments	1,918	1,041
Stock based compensation expense	2,803	—
Changes in assets and liabilities:
Increase in accounts receivable	(13,752)	(4,405)
(Increase) decrease in prepaid expenses and other assets	(320)	2,363
Increase (decrease) in accounts payable	900	(1,536)
Decrease in accrued expenses and other liabilities	(9,725)	(14,505)
Increase in deferred revenues	11,086	8,329

Net cash (used in) provided by operating activities	(3,720)	1,903

Cash flows from investing activities:
Cash paid in connection with acquisition of Mosaic businesses	(14,000)	—
Maturities of short-term investment securities	26,900	33,800
Purchases of short-term investment securities	(15,067)	(21,171)
Proceeds from sale of subsidiary	554	—
Purchases of property, equipment and technology	(4,610)	(3,229)

Net cash (used in) provided by investing activities	(6,223)	9,400

Cash flows from financing activities:
Proceeds from employee stock option plans	2,281	309
Payments on capital lease obligations	(765)	(973)
Proceeds from sale-lease back transaction	2,502	—
Repurchase of common stock held in treasury	—	(3,407)

Net cash provided by (used in) financing activities	4,018	(4,071)

Effect of exchange rate changes on cash and cash equivalents	44	(474)

Net (decrease) increase in cash and cash equivalents	(5,881)	6,758
Cash and cash equivalents at beginning of period	85,108	43,223

Cash and cash equivalents at end of period	$79,227	$49,981

Noncash investing and financing activities:
Property and equipment financed through capital leases	$4,372	$527
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
  1. BACKGROUND AND BASIS OF PRESENTATION
     S1 Corporation (“S1”) is a global provider of software solutions for financial organizations including banks, credit unions and insurance companies. We operate and manage S1 in two business segments: Enterprise segment and Postilion segment. The Enterprise segment represents North America retail banking solutions business, global wholesale banking solutions business, and our State Farm business. The Postilion segment represents the community financial business, global ATM/payments business, and the retail banking business outside of North America. We sell our solutions to small, mid-sized and large financial organizations in four geographic regions: (i) the Americas region, (ii) Europe and Middle East (EME), (iii) Africa, and (iv) Asia-Pacific (APAC).
     Our Enterprise segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, as well as full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. In the community bank and credit union market, our Postilion segment provides on-line personal and business banking applications as well as a telephone banking application in a robust single-channel platform that offers an excellent balance between cost and feature set and performance for this highly competitive market. In addition we offer our payments platform which provides software that operates ATM networks and Point of Sale debit card transaction processing networks.
     During the second quarter of 2006, management determined the plan approved to sell our Risk and Compliance business had become probable. Our Risk and Compliance business, previously an operating segment, provides a suite of regulatory reporting solutions with financial intelligence and analytic solutions to financial institutions worldwide. We are accounting for the planned divestiture as a business “held for sale.” As a result we have:
•	presented the total assets of the Risk and Compliance business on one line as “assets of business held for sale” in our consolidated balance sheet as of June 30, 2006;

•	presented the total liabilities of the Risk and Compliance business on one line as “liabilities of business held for sale” in our consolidated balance sheet as of June 30, 2006;

•	presented the results of operations for the Risk and Compliance business as “discontinued operations” on one line in our consolidated statements of operations for all periods presented; and

•	ceased depreciation of fixed assets and amortization of intangible assets associated with the Risk and Compliance business from July 1, 2006 forward.
     The classification of the Risk and Compliance business assets and liabilities as “held for sale” will continue until such time that we sell the business, which we anticipate will happen no later than June 30, 2007.
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
     S1 is headquartered in Atlanta, Georgia, USA, with additional domestic offices in Norcross, Georgia; Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Deerfield Beach, Florida; Fairport, New York; Colorado Springs, Colorado; and West Hills, California; and international offices in Brussels, Cape Town, Dublin, Johannesburg, London, Melbourne, Munich, Pune, Chertsey and Singapore. S1 is incorporated in Delaware.
     We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K as amended for the year ended December 31, 2005. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2006 and our results of operations for the three and six months ended June 30, 2005 and 2006 and cash flows for the six months ended June 30, 2005 and 2006. The data in the condensed consolidated balance sheet as of December 31, 2005 was derived from our audited consolidated balance sheet as of December 31, 2005, as presented in our Annual Report on Form 10-K as amended for the year ended December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation. Our operating results for the six months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.
  2. RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
     Recent accounting pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. We used the transition election under Financial Staff Position (“FSP”) FAS 123(R)-c to calculate the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. Under this methodology we have no excess tax benefits, because of our historical operating losses which have generated NOLs. We adopted SFAS No. 123R on January 1, 2006 using the “modified prospective” method. We expect to record stock based compensation expense of between $4 million and $6 million during the year ending December 31, 2006.
     In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Correction — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006.
     In June 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements.
     Except as disclosed below, our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as amended for the year ended December 31, 2005.

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
          On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees during the period to be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the “modified prospective” method. Under this method, the compensation expense recognized during the three months ended March 31, 2006 included compensation expense for share based compensation granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for share-based compensation granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We did not change our method of attributing the value of stock-based compensation to expenses. Under both SFAS No. 123 and SFAS No. 123R the expense is amortized on a straight-line basis over the options’ vesting period. Pro forma results have not been restated. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.
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
          The fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June,
	2005		2006
Expected dividend yield		0%		0%
Expected volatility		87.5%		60.7%
Risk-free interest rate		3.9%		4.8%
Expected life	4.0	years	4.0	years

     The following table shows the increase in our loss from continuing operations, discontinued operations and net loss as a result of adopting SFAS No. 123R on January 1, 2006 compared to the results had we continued to account for stock-based employee compensation under APB No. 25 (in thousands, except for per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Loss from continuing operations	$(1,134)	$(2,647)
Loss from discontinued operations	(93)	(156)

Net loss	$(1,227)	$(2,803)

Basic and diluted net loss per share for the three and six months ended June 30, 2006 would have been $(0.01) and $0.00 had we not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $(0.03) and $(0.04). See Note 5 for additional information.
     The following table shows the effect on net loss and net loss per share had we determined compensation cost based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123 for the three and six months ended June 30, 2005, our net income would have decreased to the pro forma net loss amounts indicated below (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$2,316	$3,036
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,927)	(6,167)

Pro forma net loss	$(611)	$(3,131)

Basic and diluted net income (loss) per share:
As reported — basic	$0.03	$0.04
As reported — diluted	0.03	0.04
Pro forma — basic and diluted	(0.01)	(0.04)
     The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.
     The above pro forma disclosure was not presented for the three and six month periods ended June 30, 2006 because stock-based compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.

     The following table shows the stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Costs and expenses:
Cost of professional services, support and maintenance	$125	$287
Cost of data center	13	48
Selling and marketing	345	756
Product development	176	571
General and administrative	475	985
Discontinued operations	93	156

Total stock-based compensation expense	$1,227	$2,803

     There was no capitalized stock-based compensation cost as of June 30, 2006. There were no recognized tax benefits during the six months ended June 30, 2006.
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
     We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment as of June 30, 2006, of our approximate $241.8 million of domestic tax net operating loss carryforwards associated with the group of companies included in the S1 Corporation consolidated federal income tax return, the benefit of approximately $209.4 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, we have approximately $4.3 million and $112.1 million of domestic and foreign tax net operating loss carryforwards respectively unaffected by this accounting treatment.
  3. DISCONTINUED OPERATIONS
     During the second quarter of 2006, management determined the plan approved to sell our Risk and Compliance business had become probable. Under the FRS brand, our Risk and Compliance business provides regulatory reporting solutions with a suite of regulatory reporting, financial intelligence and analytic solutions to financial institutions worldwide. The Risk and Compliance business was previously reported as a separate segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This business is not focused specifically on customer-interaction software for the financial service market, which is our primary strategic market. The Risk and Compliance business develops software that helps banks comply with regulatory authorities’ requirements. Following the planned divestiture of this business, all of our remaining businesses will be focused on our strategic customer-interaction software for the financial services market.
     The Risk and Compliance business is available for immediate sale. We are actively taking actions to complete the sale of the business. As of June 30, 2006 the sale of the Risk and Compliance business is probable and the business is being actively marketed for sale at a price that is reasonable in relation to its fair value. It is unlikely that there will be any significant changes in the plan to sell the business.

     Beginning June 30, 2006, we accounted for this business as “held for sale” and presented its operating results for the current and prior year periods as “discontinued operations” according to the provisions of statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144. We anticipate the sale of these assets to be completed no later than June 30, 2007.
     On December 30, 2005, we completed the sale of our Edify segment. Under the terms of the agreement, we received approximately $33.5 million in cash. We recorded a gain of $24.4 million, net of tax in 2005. We recorded expenses of approximately $4.4 million in connection with the sale including legal fees and employee severance payments. In 2006, we resolved the working capital adjustment provision of the agreement. We received $554,000 in the second quarter of 2006 bringing the total sale price to $34.1 million. In addition, under the agreement, S1 has contracted to continue to be a reseller of Edify products following the closing of the transaction.
     Revenues and income (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Risk and Compliance	$5,161	$6,995	$10,258	$12,947
Edify	—	8,018	—	15,534

Total	5,161	$15,013	$10,258	$28,481

Pretax income (loss) from discontinued operations:
Risk and Compliance	$(1,019)	$2,175	$(1,257)	$2,659
Davidge	—	(31)	—	(31)
Edify	—	599	—	631
Gain (loss) on disposal of Edify	—	—	554	—
Income tax (expense) benefit	(8)	(144)	36	(251)

(Loss) income from discontinued operations	$(1,027)	$2,599	$(667)	$3,008

     Assets and liabilities of the discontinued operation as of June 30, 2006 were as follows (in thousands):

Current assets	$5,901
Property and equipment, net	1,027
Other non-current assets	134
Intangible assets	480
Goodwill	1,564
Current liabilities	(9,669)
Long-term tax liabilities	(560)

Net liabilities of discontinued operation	$(1,123)

  4. GOODWILL AND OTHER INTANGIBLE ASSETS
     At June 30, 2006, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased and acquired technology	$19,489	$(11,742)
Customer relationships	12,000	(4,378)

Total	$31,489	$(16,120)

     We have $0.5 million, net intangible assets related to the Risk and Compliance business that is held for sale.

     We recorded amortization expense of $2.5 million during the six months ended June 30, 2006 and 2005. We estimate aggregate amortization expense for 2006 and the next four calendar years to be as follows (in thousands):

	2006	2007	2008	2009	2010
Enterprise	$2,199	$1,780	$1,057	$303	$210
Postilion	$2,733	$2,210	$2,108	$1,897	$880
     The changes in the carrying value of our goodwill by segment for the six months ended June 30, 2006 are as follows:

		Risk and Compliance
	Enterprise	Postilion	(held for sale)	Total
	(In thousands)
Balance, January 1, 2006	$66,064	$58,186	$1,558	$125,808
Additional consideration	—	1,100	—	1,100
Utilization of acquisition related income tax benefits	(51)	—	—	(51)
Transferred to assets held for sale	—	—	(1,558)	(1,558)

Balance, June 30, 2006	$66,013	$59,286	$—	$125,299

5. STOCK OPTION PLANS
     We maintain certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 14,980,040 shares of S1 common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year terms and generally vest and become exercisable ratably over four years from the date of grant. At June 30, 2006, 1,196,882 shares were available for future grants under the plans.
     A summary of our stock options as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

			Weighted-
		Weighted-	average	Aggregate
		average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Life	($000)
Outstanding at December 31, 2005	14,932	$9.40
Granted	456	4.59
Exercised	(632)	3.61		$651
Forfeited/canceled	(973)	11.31

Outstanding at June 30, 2006	13,783	$9.37	4.81	$3,116

Exercisable at June 30, 2006	10,022	$11.06	3.26	$1,076

     The aggregate intrinsic value for the stock options outstanding and exercisable in the preceding table represents the total pretax value, based on our closing stock price of $4.80 as of June 30, 2006.
     Non-vested share activity of our stock options for the six months ended June 30, 2006 is presented below:

	Non-Vested	Weighted-
	Number of	average
	Shares	Grant-Date
	(000)	Fair Value
Non-vested balance at December 31, 2005	4,339	$3.73
Granted	456	$2.34
Cancelled	(385)	$3.70
Vested	(649)	$6.68

Non-vested balance at June 30, 2006	3,761	$3.05

     As of June 30, 2006, $10.0 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the six months ended June 30, 2006 was $4.3 million.

     The following table summarizes information about stock options outstanding at June 30, 2006:

		Options Outstanding
		Weighted-		Options Exercisable
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price
$0.95 — 4.00	1,114	5.3	$3.56	744	$3.53
4.01 — 5.00	2,953	8.4	4.22	446	4.52
5.01 — 7.00	2,610	2.0	6.33	2,366	6.44
7.01 — 8.50	2,914	4.4	8.04	2,412	8.07
8.51 — 11.00	648	5.5	9.34	510	9.39
11.01 — 15.00	695	4.5	13.10	695	13.10
15.01 — 20.00	2,492	4.0	16.73	2,492	16.73
20.01 — 97.44	357	2.5	44.78	357	44.67

0.95 — 97.44	13,783	4.8	$9.37	10,022	$11.06

     For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $5.29 and $4.59 and the per share weighted-average fair value was $3.37 and $2.34 for stock options granted during the six months ended June 30, 2005 and 2006, respectively.
  6. COMPREHENSIVE (LOSS) INCOME
     The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income	$(2,111)	$2,316	$(2,555)	$3,036
Foreign currency translation adjustment	(226)	(357)	(332)	(1,043)
Unrealized (loss) income on cash flow hedges	(158)	91	(223)	57

Comprehensive (loss) income	$(2,495)	$2,050	$(3,110)	$2,050

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
     The foreign currency options are designated as cash flow hedges and the options with expiration dates of September 30, 2006 to March 31, 2009 are deemed effective in the period ended June 30, 2006. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which a specific hedged transaction affects earnings.

          The foreign currency option with the June 30, 2006 expiration date was designated as ineffective in the period ended June 30, 2006. The change in the value of the June 30, 2006 option was recognized in current earnings. The June 30, 2006 option was out of the money and expired. The premium paid for the June 30, 2006 option resulted in a loss of approximately $14,000.
          For the three and six months ended June 30, 2006, we recorded a decrease in Accumulated Other Comprehensive Income (AOCI) of approximately $144,000 and $213,000, respectively related to loss on the foreign currency cash flow hedge. The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by S1 during the applicable periods (in thousands):

Three Months
Ended
June 30, 2006
Accumulated derivative net gain as of April 1, 2006	$35
Net change in fair value of derivatives	(158)
Net losses reclassified from AOCI into earnings	14

Accumulated derivative net loss as of June 30, 2006	$(109)

Six Months
Ended
June 30, 2006
Accumulated derivative net gain as of January 1, 2006	$104
Net change in fair value of derivatives	(223)
Net losses reclassified from AOCI into earnings	10

Accumulated derivative net loss as of June 30, 2006	$(109)

     Financial instruments held as part of the hedging transaction discussed above are recorded at fair value based upon comparable market transactions as quoted by the broker. The fair value and carrying amount of the options totaled $118,000 as of June 30, 2006. Deferred currency option premiums are included in other assets.
     8. RESTRUCTURING CHARGES
          For restructuring plans undertaken prior to December 31, 2004, the restructuring reserves as of December 31, 2005 and June 30, 2006 and their utilization for the six months ended June 30, 2006 are summarized as follows (in thousands):

Lease Costs
Balance at December 31, 2005	$5,800
Amounts utilized through June 30, 2006	(526)
Change in estimate	(159)

Balance at June 30, 2006	$5,115

          In 2005, we approved a restructuring plan. The restructuring charges from this plan and the restructuring reserves as of December 31, 2005 and June 30, 2006 and their utilization for the six months ended June 30, 2006 are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Total
Balance at December 31, 2005	$4,635	$5,050	$9,685

2006 restructuring charge	$333	$—	$333
Amounts utilized	(3,576)	(1,370)	(4,946)
Change in estimate	—	708	708

Balance at June 30, 2006	$1,392	$4,388	$5,780

          In the first quarter of 2006, we recorded restructuring charges of $0.3 million for employee termination benefits for employees who were placed on transition plans. In the second quarter of 2006, we adjusted our estimates based on sublease assumptions for certain vacant office space. As a result of this change in estimate of the leases related to previously vacated facilities, we recorded restructuring charges of $0.5 million.
     The remaining restructuring reserves at June 30, 2006 relate to future rent expense for vacated facilities, net of sublease income, severance payments to terminated employees and other costs. We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $10.9 million, of which we anticipate to pay approximately $4.9 million within the next twelve months. The leases expire on various terms through 2011.
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
     Sale-Leaseback Transaction
          In May 2006, we received $2.5 million for computer equipment and software (the “assets”) in a sale-leaseback transaction. In accordance with SFAS No.13, we accounted for this lease as a capital lease. The assets were purchased during first quarter of 2006 and we had recorded $0.2 million of depreciation expense related to the assets. The $0.2 million gain resulting from the transaction was deferred and is being amortized to depreciation expense over the life of the lease.
     Guarantees
          We typically grant our customers a warranty that guarantees that our product will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify and agree to pay any judgment or settlement relating to a claim. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these agreements as of June 30, 2006.

  10. SEGMENT REPORTING AND MAJOR CUSTOMERS
     In the first quarter of 2006, we disaggregated our previously aggregated Financial Institution Segment into two segments, the Enterprise and Postilion segments. Management believes that disaggregating the Financial Institutions segment into the Enterprise and Postilion segments will provide users of financial statements more information to help them to better understand our performance, better assess prospective future net cash flows and make more informed judgments about the company as a whole. In the second quarter of 2006, we reported our Risk and Compliance segment as “held for sale,” reporting their operating results in discontinued operations.
     We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents North America retail banking business, global wholesale banking business, and State Farm. The Postilion segment represents the community financial business, global ATM/payments business, and the retail banking business outside of North America.
     We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and six months ended June 30, 2006 and 2005. We do not use any asset-based metrics to measure the operating performance of our segments.
     The following table shows revenues from continuing operations by revenue type for our reportable segments (in thousands):

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended June 30, 2006:
Enterprise	$2,591	$6,353	$14,207	$5,079	$100	$28,330
Postilion	3,778	4,844	2,743	6,832	212	18,409

Total	$6,369	$11,197	$16,950	$11,911	$312	$46,739

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended June 30, 2005:
Enterprise	$3,675	$5,944	$15,004	$3,838	$89	$28,550
Postilion	4,376	5,439	2,836	6,045	245	18,941

Total	$8,051	$11,383	$17,840	$9,883	$334	$47,491

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Six Months Ended June 30, 2006:
Enterprise	$5,460	$11,876	$26,330	$10,290	$264	$54,220
Postilion	6,952	9,978	5,241	13,207	581	35,959

Total	$12,412	$21,854	$31,571	$23,497	$845	$90,179

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Six Months Ended June 30, 2005:
Enterprise	$7,173	$12,335	$31,230	$8,144	$338	$59,220
Postilion	10,456	10,648	4,991	11,403	299	37,797

Total	$17,629	$22,983	$36,221	$19,547	$637	$97,017

     The following table shows operating results for our reportable segments (in thousands):

	Three Months Ended June 30, 2006
	Enterprise	Postilion	Total
Revenues	$28,330	$18,409	$46,739
Operating expenses:
Direct costs	14,148	8,567	22,715
Selling and marketing	3,010	3,673	6,683
Product development	7,890	1,986	9,876
General and administrative	3,376	3,103	6,479
Restructuring costs	330	219	549
Depreciation	1,276	695	1,971
Amortization of other intangible assets	103	224	327

Total operating expenses	30,133	18,467	48,600

Segment operating loss	$(1,803)	$(58)	$(1,861)

	Three Months Ended June 30, 2005
	Enterprise	Postilion	Total
Revenues	$28,550	$18,941	$47,491
Operating expenses:
Direct costs	13,429	8,123	21,552
Selling and marketing	4,490	3,640	8,130
Product development	8,657	1,571	10,228
General and administrative	2,852	3,168	6,020
Depreciation	1,554	821	2,375
Amortization of other intangible assets	103	225	328

Total operating expenses	31,085	17,548	48,633

Segment operating (loss) income	$(2,535)	$1,393	$(1,142)

	Six Months Ended June 30, 2006
	Enterprise	Postilion	Total
Revenues	$54,220	$35,959	$90,179
Operating expenses:
Direct costs	27,144	17,023	44,167
Selling and marketing	5,650	6,908	12,558
Product development	15,749	3,734	19,483
General and administrative	6,284	5,911	12,195
Restructuring costs	638	244	882
Depreciation	2,365	1,358	3,723
Amortization of other intangible assets	206	448	654

Total operating expenses	58,036	35,626	93,662

Segment operating (loss) income	$(3,816)	$333	$(3,483)

	Six Months Ended June 30, 2005
	Enterprise	Postilion	Total
Revenues	$59,220	$37,797	$97,017
Operating expenses:
Direct costs	27,553	15,665	43,218
Selling and marketing	8,177	6,887	15,064
Product development	17,842	3,550	21,392
General and administrative	5,884	6,767	12,651
Depreciation	3,037	1,656	4,693
Amortization of other intangible assets	206	451	657

Total operating expenses	62,699	34,976	97,675

Segment operating (loss) income	$(3,479)	$2,821	$(658)

     Currently, we have one major customer in the Enterprise segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 25% of our total revenues from State Farm Mutual Automobile Insurance Company during the three months ended June 30, 2005 and 2006. We derived 25% of our total revenues from State Farm Mutual Automobile Insurance Company during the six months ended June 30, 2005 and 2006. We derived 41% of our Enterprise segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended June 30, 2005 and 2006, respectively. We derived 41% and 42% of our Enterprise segment revenues from State Farm Mutual Automobile Insurance Company during the six months ended June 30, 2005 and 2006, respectively.
  11. NET (LOSS) INCOME PER COMMON SHARE
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
     Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of our loss from continuing operations in the second quarter of 2006, the issuance of additional shares of common stock through the exercise of stock options and the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our loss per share for that period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic earnings per share:
(Loss) income from continuing operations	$(1,084)	$(283)	$(1,888)	$28
Amount allocated to participating preferred stockholders	—	—	—	—

(Loss) income from continuing operations available to common stockholders — basic	$(1,084)	$(283)	$(1,888)	$28

Weighted average common shares outstanding	70,959	70,191	70,692	70,391
Basic (loss) income from continuing operations per share	$(0.02)	$(0.01)	$(0.03)	$0.00

Diluted earnings per share:
(Loss) income from continuing operations	$(1,084)	$(283)	$(1,888)	$28
Amount allocated to participating preferred stockholders	—	—	—	—

(Loss) income from continuing operations available to common stockholders — diluted	$(1,084)	$(283)	$(1,888)	$28

Weighted average common shares outstanding	70,959	70,191	70,692	70,391
Weighted average effect of common stock equivalent
Stock options	289	681	201	1,179
Convertible preferred stock	1,070	1,070	1,070	—

Weighted average diluted shares outstanding	72,318	71,942	71,963	71,570
Diluted (loss) income from continuing operations per share	$(0.02)	$(0.01)	$(0.03)	$0.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K as amended for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, as well as the risk factors discussed under Item 1A of Part II of this Form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K as amended for the year ended December 31, 2005.
Overview
     We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents North America retail banking solutions and global wholesale banking solutions, including State Farm. The Postilion segment represents the community financial business, global ATM/payments business, and the retail banking business outside of North America.
     Our Enterprise segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, as well as full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. In the community bank and credit union market, our Postilion segment provides on-line personal and business banking applications as well as a telephone banking application in a robust single-channel platform that offers an excellent balance between cost and feature set and performance for this highly competitive market. In addition we offer our payments platform which provides software that operates ATM networks and Point of Sale debit card transaction processing networks.
     We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers. Our solutions address the needs of small, mid-sized and large financial organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as from hosting revenue related to hosting applications sold to customers in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time. In discussions with our customers and investors, we use the term “subscription” as being synonymous with a term license. We intend to primarily license Enterprise Suite of Products, Lending, Foreign Exchange and our suite of Community and Regional products and future versions as well as certain other applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract.
     We sell our solutions to small, mid-sized and large financial organizations in four geographic regions: (i) the Americas region, (ii) the Europe and Middle East (EME) region, (iii) the Asia-Pacific (APAC) region and (iv) the Africa region. Our S1 Enterprise solutions target banks, credit unions and insurance companies. We have over 3,000 financial institution customers, the majority of which are located in the United States.
     Throughout 2006, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. The S1 Enterprise Platform includes the following applications: Internet based operations including retail/personal banking, small business banking, cash management and trade finance. In addition the following full service branch applications are offered: teller, sales and service platform, call center, voice banking and analytics. These can be sold as stand-alone applications or as an integrated suite of products. In 2006, we have been focusing on delivering quality solutions on the S1 Enterprise Platform. We released our Enterprise 3.5 products from development in a Managed Introduction Program (“MIP”) in February 2006. The MIP is designed to enable the entire organization to work with a limited number of customers in pre-product and live production environments. The MIP is expected to continue throughout 2006 and will include all of the released Enterprise applications. Additionally, we will invest in our next-generation community banking solution sold by our Postilion segment which will include our packaged Internet and voice banking solutions, and the payments engine of our Postilion payments solution.
During the second quarter of 2006, management determined the plan approved to sell our Risk and Compliance business had become probable. Our Risk and Compliance business, previously an operating segment, provides a suite of regulatory reporting solutions with financial intelligence and analytic solutions to financial institutions worldwide. We are accounting for the planned divestiture as a business “held for sale.”
Recent Developments
     On May 3, 2006, we announced that we reached a definitive agreement with a group of investors led by Ramius Capital Group, L.L.C. (“Ramius”) to settle their dispute relative to the nomination of certain directors to the S1 Board of Directors at the 2006 Annual Meeting. As a result of this settlement, Ramius agreed to withdraw the notice of its intention to nominate directors and make other shareholder proposals at the Company’s 2006 Annual Meeting. Additionally, Jeffrey C. Smith, a managing director of Ramius, joined the S1 Board of Directors. The Company also agreed to amend its Bylaws to restore the right of stockholders owning 10 percent of the outstanding shares of common stock to call a special meeting.
     On May 3, 2006, we also announced that we retained Friedman, Billings Ramsey Group to assist us in evaluating strategic alternatives to maximize stockholder value. There are various uncertainties and risks relating to our exploration of strategic alternatives, including the following: (i) the exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operating results; (ii) we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us; (iii) the process of exploring strategic alternatives may be time consuming and expensive; (iv) the market prices of our common stock could be highly volatile as we explore strategic alternatives; and (v) perceived uncertainties as to our future direction may make it difficult to attract and retain employees and customers. There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our Board of Directors has approved a specific transaction or course of action.
Recent Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees during the period to be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the “modified prospective” method. Under this method, the compensation expense recognized during the three months ended March 31, 2006 included compensation expense for share based compensation granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for share-based compensation granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We did not change our method of attributing the value of stock-based compensation to expenses. Under both SFAS No. 123 and SFAS No. 123R the expense is amortized on a straight-line basis over the options vesting period. Prior period and pro forma results have not been restated. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
     In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Correction – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006.

     In June 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements.
     Stock based compensation recognized in the financial statements under SFAS No. 123R for the six months ended June 30, 2006 was $2.8 million which consisted of stock-based compensation expense related to employee stock options. Under the previous standards this expense was only disclosed in the pro forma information in the notes to the financial statements.
Critical Accounting Policies and Estimates
     For a complete list of our critical accounting policies and estimates, please refer to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as amended for the year ended December 31, 2005. An addition to that list is provided below.
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
Comparison of the Three Months Ended June 30, 2006 and 2005
     Revenues. The following table sets forth our revenue data for the three months ended June 30, 2006 and 2005 (in thousands).

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total
Three Months Ended June 30, 2006:
Enterprise	$2,591	$6,353	$14,207	$5,079	$100	$28,330
Postilion	3,778	4,844	2,743	6,832	212	18,409

Total	$6,369	$11,197	$16,950	$11,911	$312	$46,739

	Software	Support and	Professional
	Licenses	Maintenance	Services	Data Center	Other	Total
Three Months Ended June 30, 2005:
Enterprise	$3,675	$5,944	$15,004	$3,838	$89	$28,550
Postilion	4,376	5,439	2,836	6,045	245	18,941

Total	$8,051	$11,383	$17,840	$9,883	$334	$47,491

     Total revenues decreased by $0.8 million or 2%, to $46.7 million for the three months ended June 30, 2006 compared to $47.5 million for the same period in 2005.

     Since 2005, we have been licensing the Enterprise suite of products, Lending and our suite of Community and Regional products and future versions as well as certain other applications primarily on a subscription basis. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period. Subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements into one periodic fee and typically do not transfer the right to use at the end of its initial term. During 2006, we expect to continue to recognize perpetual license revenue through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. As the ratio of subscription licenses sold increases, the amount of license revenue for any given period could decrease which could also decrease earnings. As subscription licenses include the right to receive support and maintenance, growth in subscription licenses will tend to diminish support and maintenance revenues over time. We believe the long term benefits of recurring subscription revenue outweigh any temporary impact on license revenue and earnings.
     Our Enterprise segment generated revenues of $28.3 million for the quarter ended June 30, 2006 compared with $28.6 million for the same period in 2005. The decline in revenues from our Enterprise business during the second quarter of 2006 is primarily due to a delay in the release of the next version of our Enterprise product and a slow down in the sales process after we announced that the company is exploring strategic alternatives, which in turn discouraged some customers from entering into long term commitments with us. This was partially offset by an increase in data center revenues. Software license revenues for our Enterprise segment were $2.6 million for the three months ended June 30, 2006, a decrease of $1.1 million from the same period in 2005. Support and maintenance revenues for our Enterprise segment were $6.4 million for the three months ended June 30, 2006 as compared to $5.9 million for the same period in 2005. Professional services revenues for our Enterprise segment were $14.2 million for the three months ended June 30, 2006, a decrease of $0.8 million from the same period in 2005. This decrease is principally attributable to the completion of several projects which have not been replaced with new projects. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $5.1 million for the second quarter of 2006, an increase of $1.3 million from $3.8 million for the second quarter of 2005. The increase resulted from increases in the number of hosted customers and an increase in usage. In addition a large international customer went live in the first quarter of 2006 in our global data center. We released the next version of our Corporate Banking product at the end of the second quarter. Therefore, we expect license revenues to increase during the second half of the year.
     Revenues for our Postilion segment were $18.4 million for the three months ended June 30, 2006 compared with $18.9 million for the same period in 2005. Software license revenues for our Postilion segment were $3.8 million for the three months ended June 30, 2006, a decrease of $0.6 million from the same period in 2005 due to the transition to subscription licenses in our community and regional business. This decrease is partly a result of a slow down in the sales process after we announced that the company is exploring strategic alternatives, which in turn discouraged some customers from entering into long term commitments with us. Support and maintenance revenues for the Postilion segment were $4.8 million for the three months ended June 30, 2006, a decrease of $0.6 million from the same period in 2005. As subscription licenses include the right to receive support and maintenance, growth in subscription licenses will tend to diminish support and maintenance revenues over time. The Postilion segment recorded $2.7 million for professional services revenues during the second quarter of 2006, a decrease of $0.1 million from $2.8 million for the second quarter of 2005. Data center revenues for our Postilion segment were $6.8 million for the second quarter of 2006, an increase of $0.8 million from $6.0 million for the second quarter of 2005. The increase resulted from increases in the number of hosted customers, including a large international customer that went live in the first quarter. As we add hosted customers on our Postilion products and our existing customer base grows, we expect data center revenues to increase on a sequential quarter basis throughout 2006.
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
     Direct Costs. Direct costs increased by $1.2 million to $22.7 million for the three months ended June 30, 2006 from the same period in 2005. As a percentage of revenues, direct costs, excluding depreciation, were 49% and 45% for the three months ended June 30, 2006 and 2005, respectively.

     Direct costs exclude charges for depreciation of property and equipment.
     Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. Overall, software license costs were 17% and 18% of software license revenues for the second quarter of 2006 and 2005, respectively.
     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance was $15.8 million for the three months ended June 30, 2006, an increase of $0.2 million from $15.6 million for the same period in 2005. This increase is primarily stock based compensation expense of $0.1 million. As a percentage of revenue, costs of professional services, support and maintenance were 56% and 54% of related revenues for the second quarter of 2006 and 2005, respectively. This increase is attributable to lower revenues.
     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. A portion of the data center direct costs are fixed. As such, the incremental costs to add customers and/or users is minimal. However, direct data center costs increased $1.4 million to $5.8 million for the three months ended June 30, 2006 from $4.4 million for same period in 2005. As a percentage of data center revenues, data center costs excluding depreciation were 48% and 45% for the three months ended June 30, 2006 and 2005, respectively. This increase is attributable to an increase in contractors to support the migration of new platforms and security initiatives. We expect data center costs to be approximately 45% to 50% of data center revenues for the remainder of 2006.
     Selling and Marketing Expenses. Total selling and marketing expenses decreased by $1.4 million to $6.7 million for the three months ended June 30, 2006 from $8.1 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005. This was partially offset by stock based compensation expense of $0.3 million.
     Product Development Expenses. Total product development expenses decreased by $0.3 million to $9.9 million for the three months ended June 30, 2006 from $10.2 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005. This was partially offset by stock based compensation expense of $0.2 million. As a percentage of revenues, product development expenses were 21% and 22% in the second quarter of 2006 and 2005.
     Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     General and Administrative Expenses. General and administrative expenses increased by $0.5 million to $6.5 million for the three months ended June 30, 2006 from $6.0 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 14% and 13% for the three months ended June 30, 2006 and 2005, respectively. This increase is primarily attributable to $0.7 million of costs related to the proxy contest and ultimate settlement agreement with the shareholder group led by Ramius and stock based compensation expense of $0.5 million. This was partially offset by a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005.
     Depreciation. Depreciation was $2.0 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively.
     Amortization of Other Intangible Assets. Amortization of other intangible assets remained at $0.3 million for each of the three months ended June 30, 2006 and 2005. Amortization expense is expected to be approximately $0.3 million each quarter for the remainder of 2006.
     Interest and Other Income, Net. Interest and other income net was $1.0 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively. Interest income increased due to higher average balances for cash and short-term investments as well as higher interest rates.
     Income Tax (Expense) Benefit. We recorded income tax expense of $263,000 and a benefit of $43,000 for the three months ended June 30, 2006 and 2005, respectively.
     Although we have fully reserved net deferred tax assets of approximately $175.8 million as of December 31, 2005 primarily related to our net operating loss carryforwards (NOLs) and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
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
     We incurred foreign income tax expense in certain European countries in the second quarter of 2006 and 2005. In 2006 and 2005, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal NOLs. In 2006, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. There was minimal income tax expense related to pre-acquisition NOLs for the three months ended June 30, 2006.
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
     (Loss) income from discontinued operations. In the second quarter of 2006, management approved a plan to sell our Risk and Compliance business. We are accounting for the planned divestiture as a business “held for sale.” As a result we have:
•	presented the total assets of the Risk and Compliance business on one line as “assets held for sale” in our consolidated balance sheet as of June 30, 2006;

•	presented the total liabilities of the Risk and Compliance business on one line as “liabilities of business held for sale” in our consolidated balance sheet as of June 30, 2006;

•	presented the results of operations for the Risk and Compliance business as “(loss) income from discontinued operations, net of tax” on one line in our consolidated statements of operations for all periods presented; and

•	ceased depreciation of fixed assets and amortization of intangible assets associated with the Risk and Compliance business from July 1, 2006 forward;

•	Removed the Risk and Compliance business from segment results.
     The classification of the Risk and Compliance business assets and liabilities as “held for sale” will continue until such time that we sell the business, which we anticipate will happen no later than June 30, 2007.
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

     Although there is no certainty that we will sell the Risk and Compliance business prior to July 1, 2007 or at a price which we believe represents the business’ fair value, we believe we met these criteria as of June 30, 2006 and as of the filing date of this document. If subsequently, we determined that we did not meet these criteria, we would be required to include the revenues and expenses, assets and liabilities of this business together with those that comprise our continuing operations.
     In some cases, the separation of the assets and liabilities and results of operations from our continuing operations requires us to make estimates and/or assumptions about the classification of accounts and transactions between continuing and discontinued operations. Accordingly, the results of operations of the continuing and discontinued operations for the periods presented in this report are not necessarily indicative of what they would have been if the Risk and Compliance business had been sold prior to those periods, nor are the results of operations of the continuing and discontinued operations for the periods presented in this report representative of what they will be in future periods on a stand-alone basis.
     We are also required to present the net assets held for sale at the lower of their carrying value or fair value. Accordingly, if we believed that the net proceeds from the sale of the business would be less than the net book value of the business held for sale, we would be required to record a charge to reflect the business at a carrying value equal to its estimated fair value. We believe the fair value of the Risk and Compliance business is greater than the carrying value.
     We recorded a loss from discontinued operations of $1.0 million, including $0.1 million in stock based compensation expense during the three months ended June 30, 2006 as compared to income of $2.6 million for the three months ended June 30, 2005. (Loss) income from discontinued operations consisted of (in thousands):

	Three Months Ended June 30,
	2006	2005
(Loss) income from Risk and Compliance	$(1,019)	$2,175
Loss from Davidge	—	(31)
Income from Edify	—	599
Income tax expense	(8)	(144)

Total	$(1,027)	$2,599

Comparison of the Six Months Ended June 30, 2006 and 2005
     Revenues. The following table sets forth our revenue data for the six months ended June 30, 2006 and 2005 (in thousands).

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Six Months Ended June 30, 2006:
Enterprise	$5,460	$11,876	$26,330	$10,290	$264	$54,220
Postilion	6,952	9,978	5,241	13,207	581	35,959

Total	$12,412	$21,854	$31,571	$23,497	$845	$90,179

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Six Months Ended June 30, 2005:
Enterprise	$7,173	$12,335	$31,230	$8,144	$338	$59,220
Postilion	10,456	10,648	4,991	11,403	299	37,797

Total	$17,629	$22,983	$36,221	$19,547	$637	$97,017

     Total revenues decreased by $6.8 million or 7%, to $90.2 million for the six months ended June 30, 2006 compared to $97.0 million for the same period in 2005.
     Our Enterprise segment generated revenues of $54.2 million for the six months ended June 30, 2006 compared with $59.2 million for the same period in 2005. The decline in revenues from our Enterprise business during the first six months of 2006 is primarily due to a delay in the release of the next version of our Enterprise product and a slow down in the sales process after we announced that the company is exploring strategic alternatives, which in turn discouraged some customers from entering into long term commitments with us. This was partially offset by an increase in data center revenues. Software license revenues for our Enterprise segment were $5.5 million for the six months ended June 30, 2006, a decrease of $1.7 million from the same period in 2005. Support and maintenance revenues for our Enterprise segment were $11.9 million for the six months ended June 30, 2006 as compared to $12.3 million for the same period in 2005. As subscription licenses include the right to receive support and maintenance, growth in subscription licenses will tend to diminish support and maintenance revenues over time. Professional services revenues for our Enterprise segment were $26.3 million for the six months ended June 30, 2006, a decrease of $4.9 million from the same period in 2005. This decrease is principally attributable to the decrease in professional services revenues from our largest customer and the completion of several projects which have not been replaced with new projects. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $10.3 million for the first six months of 2006, an increase of $2.2 million from $8.1 million for the first quarter of 2005. The increase resulted from increases in the number of hosted customers and an increase in usage. In addition a large international customer went live in the first quarter of 2006 in our global data center.
     Revenues for our Postilion segment were $36.0 million for the six months ended June 30, 2006 compared with $37.8 million for the same period in 2005. Software license revenues for our Postilion segment were $7.0 million for the six months ended June 30, 2006, a decrease of $3.5 million from the same period in 2005 due to a decrease in software license revenues for our Mosaic business, as well as the transition to subscription licenses in our community and regional business. This decrease is partly a result of a slow down in the sales process after we announced that the company is exploring strategic alternatives, which in turn discouraged some customers from entering into long term commitments with us. Support and maintenance revenues for the Postilion segment were $10.0 million for the six months ended June 30, 2006, a decrease of $0.7 million from the same period in 2005. The Postilion segment recorded $5.2 million for professional services revenues during the first six months of 2006, an increase of $0.2 million from $5.0 million for the first six months of 2005. Data center revenues for our Postilion segment were $13.2 million for the first six months of 2006, an increase of $1.8 million from $11.4 million for the first six months of 2005. The increase resulted from increases in the number of hosted customers, including a large international customer that went live in the first quarter. As we add hosted customers on our Postilion products and our existing customer base grows, we expect data center revenues to increase on a sequential quarter basis throughout 2006.
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
     Direct Costs. Direct costs increased by $0.9 million to $44.2 million for the six months ended June 30, 2006 from the same period in 2005. As a percentage of revenues, direct costs, excluding depreciation, were 49% and 45% for the six months ended June 30, 2006 and 2005, respectively.
     Direct costs exclude charges for depreciation of property and equipment.
     Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. Overall, software license costs were 17% and 15% of software license revenues for the first six months of 2006 and 2005, respectively.
     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance was $30.5 million for the six months ended June 30, 2006, a decrease of $0.5 million from $31.0 million for the same period in 2005. This decrease is primarily attributable to a reduction in headcount in our Enterprise business, offset in part by stock based compensation expense of $0.3 million. As a percentage of revenue, costs of professional services, support and maintenance were 57% and 52% of related revenues for the first six months of 2006 and 2005, respectively. This increase is attributable to lower revenues.

     Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. A portion of the data center direct costs are fixed. As such, the incremental costs to add customers and/or users is minimal. However, direct data center costs increased $1.9 million to $11.2 million for the six months ended June 30, 2006 from $9.3 million for same period in 2005. As a percentage of data center revenues, data center costs excluding depreciation were 48% for the six months ended June 30, 2006 and 2005. This increase is attributable to an increase in contractors to support the migration of new platforms and security initiatives. We expect data center costs to be approximately 45% to 50% of data center revenues for the remaining of 2006.
     Selling and Marketing Expenses. Total selling and marketing expenses decreased by $2.5 million to $12.6 million for the six months ended June 30, 2006 from $15.1 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005. This was partially offset by stock based compensation expense of $0.8 million.
     Product Development Expenses. Total product development expenses decreased by $1.9 million to $19.5 million for the six months ended June 30, 2006 from $21.4 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005. This was partially offset by stock based compensation expense of $0.6 million. As a percentage of revenues, product development expenses were 22% during the first six months of 2006 and 2005.
     Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     General and Administrative Expenses. General and administrative expenses decreased by $0.5 million to $12.2 million for the six months ended June 30, 2006 from $12.7 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 14% and 13% for the six months ended June 30, 2006 and 2005, respectively. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005. This was partially offset by $0.7 million of costs related to the proxy contest and ultimate settlement agreement with the shareholder group led by Ramius Capital Group, L.L.C. and stock based compensation expense of $1.0 million.
     Depreciation. Depreciation was $3.7 million and $4.7 million for the six months ended June 30, 2006 and 2005, respectively.
     Amortization of Other Intangible Assets. Amortization of other intangible assets remained at $0.7 million for each of the six months ended June 30, 2006 and 2005. Amortization expense is expected to be approximately $0.3 million each quarter for the remainder of 2006.
     Interest and Other Income, Net. Interest and other income net was $2.2 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. Interest income increased due to higher average balances for cash and short-term investments as well as higher interest rates.
     Income Tax Expense. We recorded income tax expense of $654,000 and $329,000 for the six months ended June 30, 2006 and 2005, respectively.
     We incurred foreign income tax expense in certain European countries in the first six months of 2006 and 2005. In 2006 and 2005, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal NOLs. In 2006, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Approximately $51,000 of our income tax expense in 2006 resulted from the release of the valuation allowance against pre-acquisition NOLs and does not represent anticipated cash taxes to be paid.
     (Loss) income from discontinued operations. We recorded a loss from discontinued operations of $667,000,

including $0.2 million in stock based compensation expense during the first six months of 2006 as compared to income of $3.0 million for the six months ended June 30, 2005. (Loss) income from discontinued operations consisted of (in thousands):

	Six Months Ended June 30,
	2006	2005
(Loss) income from Risk and Compliance	$(1,257)	$2,659
Loss from Davidge	—	(31)
Income from Edify	—	631
Gain on disposal of Edify	554	—
Income tax benefit (expense)	36	(251)

Total	$(667)	$3,008

Liquidity and Capital Resources
     The following tables show information about our cash flows during the six months ended June 30, 2006 and 2005 and selected balance sheet data as of June 30, 2006 and December 31, 2005:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$8,091	$11,657
Change in operating assets and liabilities	(11,811)	(9,754)

Net cash (used in) provided by operating activities	(3,720)	1,903
Net cash (used in) provided by investing activities	(6,223)	9,400
Net cash provided by (used in) financing activities	4,018	(4,071)
Effect of exchange rates on cash and cash equivalents	44	(474)

Net (decrease) increase in cash and cash equivalents	$(5,881)	$6,758

	As of
	June 30, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$79,227	$85,108
Short term investments	32,337	44,170
Working capital	110,165	106,250
Total assets	339,618	344,523
Total stockholders’ equity	254,370	252,386
     Operating Activities. During the six months ended June 30, 2006, cash used in operations was $3.7 million compared to cash provided by operations of $1.9 million for same period in 2005. The decrease in net cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.
     Cash used in operations for the six months ended June 30, 2006 included the effects of:
•	our net loss of $2.6 million;

•	depreciation and amortization expense of $6.5 million;

•	gain on the disposal of Edify of $0.6 million;

•	provision of doubtful accounts receivable and billing adjustments of $1.9 million;

•	stock based compensation expense of $2.8 million;

•	a decrease in accrued expenses and other liabilities of $9.7 million;

•	an increase of $13.8 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter;

•	a $11.1 million increase in deferred revenues resulting from annual billing of maintenance and subscription fees; and

•	changes in other operating assets and liabilities of $0.6 million.
     Cash provided by operations for the six months ended June 30, 2005 included the effects of:
•	our net income of $3.0 million;

•	depreciation and amortization expense of $7.6 million;

•	provision of doubtful accounts receivable and billing adjustments of $1.0 million;

•	a decrease in accrued expenses and other liabilities of $14.5 million, approximately $4.7 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $4.4 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter

•	a $8.3 million increase in deferred revenues resulting from annual billing of maintenance and subscription fees; and

•	changes in other operating assets and liabilities of $0.8 million.
     Investing Activities. Cash used in investing activities was $6.2 million for the six months ended June 30, 2006 compared to cash provided by investing activities of $9.4 million in the same period in 2005.
     In the first six months of 2006, we:
•	paid $14.0 million to the sellers of Mosaic in settlement of the earn-out;

•	converted $11.8 million, net, from short-term investments to cash and cash equivalents;

•	received $0.6 million working capital adjustment from the sale of Edify; and

•	purchased $4.6 million of property and equipment.
     In the first six months of 2005, we:
•	converted $12.6 million, net, from cash and cash equivalents to short-term investments; and

•	purchased $3.2 million of property and equipment.
     Financing Activities. Cash provided by financing activities was $4.0 million for the six months ended June 30, 2006 compared to cash used in financing activities of $4.1 million in same period in 2005.
     In the first six months of 2006, we:
•	received $2.3 million from the sale of common stock under our employee stock option plans; and

•	received $2.5 million from a sale lease back transaction ; and

•	paid $0.8 million for capital lease obligations.
     In the first six months of 2005, we:
•	received $0.3 million from the sale of common stock under our employee stock option plans; and

•	repurchased $3.4 million of our common stock; and

•	paid $1.0 million for capital lease obligations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company’s 2005 Annual Report on Form 10-K as amended. With the exception of the long term contract described below, there have been no significant changes in our market risk from December 31, 2005.

     In general we do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. We entered into a long-term hosting agreement with a customer wherein S1 will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, during the quarter ended March 31, 2005, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract. As of June 30, 2006, the fair value of these options was $0.1 million.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
▪	we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;

▪	as we transition from selling our financial institutions products on a perpetual license to a term or subscription license, we cannot accurately predict how long it will take to complete this transition or the mix of perpetual licenses to term licenses sold in any one quarter. Term licenses significantly reduce the amount of revenue recognized in the first year of the contract, but is intended to increase the overall revenue earned from the customer during the typical customer life cycle;

▪	the length of our sales cycle to large financial organizations generally lasts from six to eighteen months, which adds an element of uncertainty to our ability to forecast revenues;

▪	if we fail to introduce new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;

▪	our ability to expand the mix of distribution channels through which our products are sold may be limited;

▪	our products may not achieve widespread consumer acceptance, which could cause our revenues to be lower than expected;

▪	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and / or the gross margins associated with this revenue;

▪	our sales may be constrained by the timing of releases of third-party software that works with our products;

▪	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses in the short term if revenues decrease; and

▪	the migration of our license sales model to be more focused on recurring revenue contracts may result in less predictable revenue due to an inability to predict the rate at which it is adopted by our customers, or the rate at which it may be deferred.

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
▪	delays in completing and/or testing new products, resulting in significant delays;

▪	extraordinary end-user volumes or other events could cause systems to fail;

▪	our products could contain errors, or “bugs”, which could impair the services we provide;

▪	during the initial implementation of some products, we have experienced significant delays in implementing and integrating software, and we may experience similar difficulties or delays in connection with future implementations and upgrades to new versions; and

▪	many of our products require integration with third-party products and systems, and we may not be able to integrate these products with new or existing products.
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
▪	communications and information flow may be less efficient and accurate as a consequence of the time, distance and language differences between our primary development organization and the foreign based activities, resulting in delays in development or errors in the software developed;

▪	potential disruption from the involvement of the United States in political and military conflicts around the world;

▪	the quality of the development efforts undertaken offshore may not meet our requirements because of language, cultural and experiential differences, resulting in potential product errors and/or delays;

▪	we have experienced a greater level of voluntary turnover of personnel in India than in other development centers which could have an adverse impact on efficiency and timeliness of development as well as the opportunity for misappropriation of our intellectual property;

▪	in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk of the potential for misappropriation of our intellectual property that might not be readily discoverable; and

▪	currency exchange rates could fluctuate and adversely impact the cost advantages intended from maintaining these facilities.
We are from time to time involved in litigation over proprietary rights, which may be costly and time consuming
     From time to time, we have received claims that certain of our products, or other proprietary rights require a license of intellectual property rights of a party and infringe, or may infringe, the intellectual property rights of others. Those claims, with or without merit, could:
▪	be time-consuming to investigate and defend;

▪	result in costly litigation;

▪	cause product shipment delays;

▪	require us to enter into royalty or licensing agreements; or

▪	result in an injunction being issued against the use of our products.
     Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our business, financial condition and results of operations. Litigation to determine the validity of any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not the litigation is determined in our favor. In the event of an adverse ruling, we may be required to:
▪	pay substantial damages;

▪	discontinue the use and sale of infringing products;

▪	expend significant resources to develop non-infringing technology; or

▪	obtain licenses to infringing technology.
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
     Any claims, with or without merit, could have the following negative consequences:
▪	costly litigation and damage awards;

▪	diversion of management attention and resources;

▪	product shipment delays or suspensions;

▪	injunction prohibiting us from selling our products; and

▪	the need to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.
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
▪	potential incompatibility of business cultures;

▪	potential delays in rationalizing diverse technology platforms;

▪	potential difficulties in coordinating geographically separated organizations;

▪	potential difficulties in re-training sales forces to market all of our products across all of our intended markets;

▪	potential difficulties implementing common internal business systems and processes;

▪	potential conflicts in third-party relationships; and

▪	the loss of key employees and diversion of the attention of management from other ongoing business concerns.
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
▪	actual or anticipated variations in our quarterly operating results;

▪	21% of our common stock is owned by 5 institutions, a rapid change in position of any one of these holders could cause a significant drop in our stock price if market demand is insufficient to meet sales demand;

▪	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

▪	changes in financial estimates by securities analysts;

▪	conditions or trends in the computer software, electronic commerce and Internet industries;

▪	changes in the market valuations of other technology companies;

▪	developments in Internet regulations;

▪	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

▪	unscheduled system downtime of our products in either a hosted or in-house environment;

▪	additions or departures of key personnel; and

▪	sales of our common stock or other securities in the open market.
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
International operations may adversely affect us
     We conduct our business worldwide and may be adversely affected by changes in demand resulting from:
▪	fluctuations in currency exchange rates;

▪	governmental currency controls;

▪	changes in various regulatory requirements;

▪	political and economic changes and disruptions;

▪	difficulties in enforcing our contracts in foreign jurisdictions;

▪	export/import controls;

▪	tariff regulations;

▪	difficulties in staffing and managing foreign sales and support operations;

▪	greater difficulties in trade accounts receivable collection; and

▪	possible adverse tax consequences.
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

Item 4. Submission of Matters to a Vote of Security Holders
(a)	S1’s 2006 annual meeting of shareholders was held on June 29, 2006.

(b)	John W. Spiegel and Thomas P. Johnson, Jr. were re-elected as directors at the 2006 annual meeting. Continuing directors include James S. Mahan, III, M. Douglas Ivester, Ram Gupta, Gregory J. Owens and Jeffrey C. Smith.

(c)	The election of two directors for three-year terms was voted on and approved by S1’s shareholders at the 2006 annual meeting of shareholders held on June 29, 2006.

The results of the voting by shareholders at the annual meeting were as follows:

		Against/
Director Nominee	For	Withheld	Broker Non-Votes
John W. Spiegel	58,982,743	1,411,610	-0-
Thomas P. Johnson, Jr.	59,235,329	1,159,024	-0-
(d)	On May 3, 2006, Company entered into a settlement agreement (the “Settlement Agreement”) with Starboard Value and Opportunity Master Fund Ltd., Ramius Master Fund, Ltd, Ramius Fund III, Ltd., Parche, LLC, RCG Ambrose Master Fund, Ltd., RCG Halifax Fund, Ltd., C4S & Co., L.L.C., Admiral Advisors, LLC, Ramius Advisors, LLC, Ramius Capital Group, L.L.C., Morgan B. Stark, Peter A. Cohen, Jeffrey M. Solomon, Thomas W. Strauss, Barington Companies Equity Partners, L.P., James A. Mitarotonda, Barington Companies Investors, LLC, Barington Companies Offshore Fund, Ltd. (BVI), Barington Investments, L.P., Barington Companies Advisors, LLC, Barington Capital Group, L.P., LNA Capital Corp., Arcadia Partners, L.P., Arcadia Capital Management, LLC, William J. Fox, Jeffrey C. Smith, Jeffrey Glidden, Richard Rofe, Edward Terino and John Mutch (collectively, the “Ramius Group”).

Pursuant to the Settlement Agreement, the Company agreed to convene a meeting of its Board of Directors (the “Board”) no later than the first business day after execution of the Settlement Agreement, which meeting was held on May 3, 2006, to take the following actions:
•	fix the size of the Board at seven members;

•	appoint Jeffrey Smith, managing director or Ramius Capital Group, L.L.C., to the Board. Mr. Smith’s term expires at the 2008 Annual Meeting of Stockholders;

•	nominate Messrs. Thomas Johnson and John Spiegel to stand for election as directors at the 2006 Annual Meeting of Stockholders;

•	set a record date of 21 business days after the Board meeting for the 2006 Annual Meeting of Stockholders, at which the only matter to be presented by the SI Board to the stockholders will be the election of Messrs. Johnson and Spiegel;

•	adopt an amendment to Section 2.3 of the Company’s bylaws to allow stockholders holding at least 1/10th of the outstanding common stock to call a special meeting of stockholders; and

•	explore strategic alternatives available to the Company to maximize stockholder value.
The Company also agreed in the Settlement Agreement not to do any of the following from the date of execution of the Settlement Agreement through September 30, 2006:
•	present any proposals to the stockholders, other than the election of Messrs. Johnson and Spiegel at the 2006 Annual Meeting of Stockholders and any proposals that may be necessary in furtherance of a strategic alternative;

•	take any action to amend the Company’s bylaws, except for the amendment to Section 2.3 of the Company‘s bylaws described above; and

•	take any action to increase the size of the Board to more than seven members.
Pursuant to the Settlement Agreement, the Ramius Group agreed:
•	to support the election of Messrs. Johnson and Spiegel to the Board and to vote the Ramius Group’s shares in favor of such candidates;

•	not to solicit authority from any of the Company’s stockholders to vote in favor of any proposal at the 2006 annual meeting of stockholders, other than the election of Messrs. Johnson and Spiegel to the Board and any other proposals by the Board;

•	not engage in any campaign against Messrs. Johnson and Spiegel in connection with the 2006 Annual Meeting of Stockholders or cause or assist any other party to do; and

•	to rescind (i) the nominations and proposals for the 2006 Annual Stockholders Meeting and (ii) the demand to inspect certain books and records of the Company.
Also, from the date of execution of the Settlement Agreement through September 30, 2006 the Ramius Group agreed:
•	not engage in any solicitation of proxies or consents, or have others do so, except in support of Board-approved proposals; provided that the Ramius Group may announce its opposition to any Board-approved stockholder proposals not supported by Director Smith;

•	amend the Schedule 13D (filed on April 6, 2006 filed by Ramius Capital Group, LLC, together with certain other reporting persons) to indicate that they are ending the proxy battle; and

•	not form, join or in any way participate in any “group” with respect to any voting securities, other than a “group” that includes all or some lesser number of the persons identified as part of the Ramius Group, but does not include any other members who are not currently identified as Ramius Group members as of the date hereof.
The Company will reimburse the Ramius Group up to $87,500 for its reasonable, documented out-of-pocket fees and expenses incurred in connection with its dispute with the Company relative to the nomination of directors to the Company‘s Board at the 2006 annual meeting of stockholders.

The Company estimates that it has incurred additional costs of $0.8 million, including amounts to be paid to the Ramius Group under the Settlement Agreement, in connection with the 2006 annual meeting, excluding the amount of such costs normally expended for a solicitation for an election of directors in the absence of a contest and excluding salaries and wages of regular employees and officers of the Company.

The foregoing summary is qualified in its entirety by the detailed provisions of the Settlement Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006, and incorporated by reference herein.

Item 6. Exhibits

Exhibit
No.	Exhibit Description

10.1	S1 Corporation Change in Control Severance Plan*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 8, 2006.

S1 CORPORATION
By:	/s/ JOHN A. STONE
John A. Stone
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Exhibit Description

10.1	S1 Corporation Change in Control Severance Plan*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

*	Management contract or compensatory plan