Form 10-Q
period 2006-09-30
S1 CORP /DE/
filed 2006-11-09
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Shares of common stock outstanding as of November 3, 2006: 71,095,855

S1 CORPORATION
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,228	$85,108
Short-term investments	26,009	44,170
Accounts receivable, net	57,061	48,659
Prepaid expenses	4,642	4,885
Other current assets	3,108	3,870

Total current assets	204,048	186,692
Property and equipment, net	13,762	11,351
Intangible assets, net	14,136	18,375
Goodwill, net	125,300	125,808
Other assets	5,578	2,297

Total assets	$362,824	$344,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,839	$5,292
Accrued compensation and benefits	8,475	8,267
Accrued restructuring	4,392	7,675
Accrued other expenses	13,361	17,587
Accrued purchase price consideration	—	12,900
Deferred revenues	28,535	27,499
Current portion of capital lease obligation	3,008	1,222

Total current liabilities	62,610	80,442
Capital lease obligation, excluding current portion	4,149	791
Accrued restructuring, excluding current portion	5,323	7,810
Other liabilities	2,021	3,094

Total liabilities	74,103	92,137

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	711	744
Additional paid-in capital	1,897,092	1,915,617
Common stock held in treasury – at cost	—	(25,000)
Accumulated deficit	(1,616,414)	(1,647,204)
Accumulated other comprehensive loss:
Net (loss) gain on derivative financial instruments	(134)	104
Cumulative foreign currency translation adjustment	(2,534)	(1,875)

Total stockholders’ equity	288,721	252,386

Total liabilities and stockholders’ equity	$362,824	$344,523

Preferred shares issued and outstanding	749,064	749,064

Common shares issued and outstanding	71,057,405	74,410,099

Common stock held in treasury	—	4,053,886

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Software licenses	$10,508	$4,440	$22,920	$22,069
Support and maintenance	11,120	10,953	32,974	33,936
Professional services	18,355	16,247	49,926	52,468
Data center	11,616	10,181	35,113	29,728
Other	297	627	1,142	1,264

Total revenues	51,896	42,448	142,075	139,465

Operating expenses:
Cost of software licenses	1,128	1,020	3,220	3,661
Cost of professional services, support and maintenance (1) (2)	17,385	15,537	47,836	46,576
Cost of data center (1) (2)	5,713	4,740	16,888	14,028
Cost of other revenue	244	672	693	922
Selling and marketing (2)	7,155	7,371	19,713	22,435
Product development (2)	9,516	10,027	28,999	31,419
General and administrative (2)	7,085	5,628	19,280	18,279
Restructuring costs(2)	400	4,255	1,282	4,255
Depreciation	2,074	2,104	5,797	6,797
Amortization of other intangible assets	327	333	981	990

Total operating expenses	51,027	51,687	144,689	149,362

Operating income (loss)	869	(9,239)	(2,614)	(9,897)
Interest and other income, net	1,277	780	3,526	1,795

Income (loss) before income tax expense	2,146	(8,459)	912	(8,102)
Income tax expense	(253)	(146)	(907)	(475)

Income (loss) from continuing operations	1,893	(8,605)	5	(8,577)
Income from discontinued operations, net of tax (2)	31,452	1,109	30,785	4,117

Net income (loss)	$33,345	$(7,496)	$30,790	$(4,460)

Basic earnings (loss) per share:
Continuing operations	$0.03	$(0.12)	$0.00	$(0.12)
Discontinued operations	$0.43	$0.01	$0.43	$0.06

Net income (loss) per share	$0.46	$(0.11)	$0.43	$(0.06)

Diluted earnings (loss) per share:
Continuing operations	$0.03	$(0.12)	$0.00	$(0.12)
Discontinued operations	$0.43	$0.01	$0.43	$0.06

Net income (loss) per share	$0.46	$(0.11)	$0.43	$(0.06)

Weighted average common shares outstanding — basic	71,007,675	70,303,365	70,798,519	70,361,627
Weighted average common shares outstanding — fully diluted	71,161,983	n/a	70,987,628	n/a

(1)	Cost of professional services, support and maintenance and cost of data center excludes charges for depreciation.

(2)	Includes stock based compensation expense of:

Cost of professional services, support and maintenance	$119	$—	$406	$—
Cost of data center	12	—	60	—
Selling and marketing	394	—	1,150	—
Product development	119	—	690	—
General and administrative	432	—	1,417	—
Restructuring costs	—	570	—	570
Discontinued operations	20	—	176	—

Total	$1,096	$570	$3,899	$570

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$30,790	$(4,460)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,555	11,163
Gain on disposal of discontinued operations, net of tax	(32,817)	—
Provision for doubtful accounts receivable and billing adjustments	897	3,211
Stock based compensation expense	3,899	570
Changes in assets and liabilities:
Increase in accounts receivable	(12,664)	(4,842)
Decrease in prepaid expenses and other assets	506	3,955
Increase (decrease) in accounts payable	25	(1,831)
Decrease in accrued expenses and other liabilities	(10,660)	(9,550)
Increase in deferred revenues	7,001	5,654

Net cash (used in) provided by operating activities	(3,468)	3,870

Cash flows from investing activities:
Cash paid in connection with acquisition	(14,000)	(857)
Proceeds from sale of subsidiaries	32,639	—
Maturities of short-term investment securities	41,600	54,500
Purchases of short-term investment securities	(23,439)	(34,967)
Amounts held in escrow related to sale of business	(3,500)	—
Purchases of property, equipment and technology	(5,169)	(5,739)

Net cash provided by investing activities	28,131	12,937

Cash flows from financing activities:
Proceeds from employee stock option plans	2,543	1,103
Payments on capital lease obligations	(1,472)	(1,281)
Repurchase of common stock held in treasury	—	(3,407)
Proceeds from sale-lease back transaction	2,502	—

Net cash provided by (used in) financing activities	3,573	(3,585)

Effect of exchange rate changes on cash and cash equivalents	(116)	(538)

Net increase in cash and cash equivalents	28,120	12,684
Cash and cash equivalents at beginning of period	85,108	43,223

Cash and cash equivalents at end of period	$113,228	$55,907

Noncash investing and financing activities:
Property and equipment financed through capital leases	$6,616	$527
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. BACKGROUND AND BASIS OF PRESENTATION
          S1 Corporation (“S1”) is a global provider of software solutions for financial organizations including banks, credit unions and insurance companies. We operate and manage S1 in two business segments: Enterprise segment and Postilion segment. The Enterprise segment represents North America retail banking solutions business, global wholesale banking solutions business, and our State Farm business. The Postilion segment represents the community financial business, global ATM/payments business, and the retail banking business outside of North America. We sell our solutions to small, mid-sized and large financial organizations in four geographic regions: (i) the Americas region, (ii) Europe and Middle East (EME), (iii) Asia-Pacific (APAC), and (iv) Africa.
          Our Enterprise segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, as well as full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. In the community bank and credit union market, our Postilion segment provides online personal and business banking applications as well as a telephone banking application in a robust single-channel platform that offers an excellent balance between cost and feature set and performance for this highly competitive market. In addition we offer our payments platform which provides software that operates ATM networks and Point of Sale debit card transaction processing networks.
          During the third quarter of 2006, we sold our Risk and Compliance segment, which did business as FRS. Our Risk and Compliance business, previously an operating segment, provides a suite of regulatory reporting solutions with financial intelligence and analytic solutions to financial institutions worldwide. We were previously accounting for the planned divestiture as a business “held for sale.”
          We license the right to use our software through a direct sales channel and with channel partners including information systems integrators and select core processors. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide and the level of use of the solutions, subject to a minimum charge. Data Center revenues also include fees associated with the resale of bill payment services to our customers. We also generate recurring revenues by charging our customers a periodic fee for maintenance. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time.
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
          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K as amended for the year ended December 31, 2005. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2006 and our results of operations for the three and nine months ended September 30, 2005 and 2006 and cash flows for the nine months ended September 30, 2005 and 2006. The data in the condensed consolidated balance sheet as of December 31, 2005 was derived from our audited consolidated balance sheet as of December 31, 2005, as presented in our Annual Report on Form 10-K as amended for the year ended December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation. Our operating results for the nine months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.
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
     Stock-based compensation
          Prior to January 1, 2006, we accounted for our stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As such, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant. We only recorded compensation expense on the date of grant if the current market price of the underlying stock exceeded the exercise price. Additionally, if a modification was made to an existing grant, any related compensation expense was calculated on the date both parties accepted the modification and recorded on the date the modification became effective.
          On December 16, 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123. Statement 123R supersedes APB Opinion No. 25, and amends SFAS No. 95. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees during the period to be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the “modified prospective” method. Under this method, the compensation expense recognized during the nine months ended September 30, 2006 included compensation expense for share based compensation granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for share-based compensation granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We did not change our method of attributing the value of stock-based compensation to expenses. Under both SFAS No. 123 and SFAS No. 123R the expense is amortized on a straight-line basis over the options’ vesting period. Pro forma results have not been restated. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.
          The fair value is estimated at the date of grant using a Black-Scholes option pricing model. In determining the fair value, management makes certain estimates related primarily to the expected term of the option, the volatility of our stock and the risk-free interest rate. These assumptions affect the estimated fair value of the option. As such, these estimates will affect the compensation expense we record in future periods. These assumptions are subjective and generally require significant analysis and judgment. Some of the assumptions will be based on external data, while some assumptions will be derived from our historical experience with share-based payments. We currently estimate expected term using our historical exercise and post-vesting cancellation activity. We currently estimate volatility by considering our historical stock volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with the remaining term equal to the expected term used as the input to the Black-Scholes model. We estimated the forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.
          The fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September,
	2005	2006
Expected dividend yield	0%	0%
Expected volatility	83.8%	59.8%
Risk-free interest rate	3.9%	4.8%
Expected life	4.0years	4.0years
          The following table shows the decrease in our income from continuing operations, discontinued operations and net income as a result of adopting SFAS No. 123R on January 1, 2006 compared to the results had we continued to account for stock-based employee compensation under APB No. 25 (in thousands, except for per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Decrease in income from continuing operations	$(1,076)	$(3,723)
Decrease in income from discontinued operations	(20)	(176)

Decrease in Net income	$(1,096)	$(3,899)

Basic and diluted net income per share for both the three and nine months ended September 30, 2006 would have been $0.48 had we not adopted SFAS No. 123R, compared to reported basic and diluted net income per share of $0.46 and $0.43. See Note 5 for additional information.
          The following table shows the effect on net loss and net loss per share had we determined compensation cost based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123 for the three and nine months ended September 30, 2005, our net income would have decreased to the pro forma net loss amounts indicated below

(in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss, as reported	$(7,496)	$(4,460)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	570	570
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,823)	(10,990)

Pro forma net loss	$(11,749)	$(14,880)

Basic and diluted net loss per share:
As reported — basic	$(0.11)	$(0.06)
As reported — diluted	(0.11)	(0.06)
Pro forma – basic and diluted	(0.17)	(0.21)
          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.
          The above pro forma disclosure was not presented for the three and nine month periods ended September 30, 2006 because stock-based compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.
          The following table shows the stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Costs and expenses:
Cost of professional services, support and maintenance	$119	$406
Cost of data center	12	60
Selling and marketing	394	1,150
Product development	119	690
General and administrative	432	1,417
Discontinued operations	20	176

Total stock-based compensation expense	$1,096	$3,899

          There was no capitalized stock-based compensation cost as of September 30, 2006. There were no recognized tax benefits during the nine months ended September 30, 2006.
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
          We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment as of September 30, 2006, of our approximate $238.1 million of domestic tax net operating loss carryforwards associated with the group of companies included in the S1 Corporation consolidated federal income tax return, the benefit of approximately $209.5 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, we have approximately $4.3 million and $110.3 million of domestic and foreign tax net operating loss carryforwards respectively unaffected by this accounting treatment.
     3. DISCONTINUED OPERATIONS
          On August 11, 2006, we completed the sale of our Risk and Compliance segment, which did business as FRS. Under the terms of the agreement, we received approximately $38.0 million in consideration, $34.5 million in cash with $3.5 million held in escrow. We recorded a gain of $32.3 million, net of tax in the third quarter of 2006. We recorded expenses of approximately $1.3 million in connection with the sale including legal fees and the cost of splitting shared offices. Our condensed consolidated balance sheet for September 30, 2006 included approximately $0.7 million of net current liabilities and $3.5 million of cash held in escrow in current assets relating to the sale of our Risk and Compliance business. Under the terms of this agreement, there is a provision for a working capital adjustment. During the third quarter we paid out $1.0 million as a preliminary working capital adjustment, which has been reflected in the gain on discontinued operations. The final working capital adjustment has not been resolved. We intend to record any additional consideration paid or received in connection with this transaction in the period in which the provision is resolved. In addition, FRS contracted with S1’s Pune, India location to continue to provide development and administrative services.
          On December 30, 2005, we completed the sale of our Edify segment. Under the terms of the agreement, we received approximately $33.5 million in cash. We recorded a gain of $24.4 million, net of tax in 2005. We recorded expenses of approximately $4.4 million in connection with the sale including legal fees and employee severance payments. In 2006, we resolved the working capital adjustment provision of the agreement. We received $554,000 in the second quarter of 2006 bringing the total sale price to $34.1 million. In the third quarter of 2006, we incurred an additional $97,000 in expense related to the disposal of Edify. In addition, under the agreement, S1 has contracted to continue to be a reseller of Edify products following the closing of the transaction.

     Revenues and income (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Revenues:
Risk and Compliance	$2,176	$5,700	$12,434	$18,647
Edify	—	10,088	—	25,622

Total	$2,176	$15,788	$12,434	$44,269

Pretax (loss) income from discontinued operations:
Risk and Compliance	$(712)	$(149)	$(1,969)	$2,510
Davidge	—	—	—	(31)
Edify	—	1,305	—	1,936
(Loss) gain on disposal of Edify	(97)	—	457
Gain on disposal of Risk and Compliance	32,263	—	32,263	—
Income tax (expense) benefit	(2)	(47)	34	(298)

Income from discontinued operations	$31,452	$1,109	$30,785	$4,117

Assets and liabilities of the discontinued operations as of August 10, 2006 were as follows (in thousands):

Current assets	$8,373
Property and equipment, net	1,075
Other non-current assets	142
Intangible assets	480
Goodwill	1,558
Current liabilities	(7,557)
Long term tax liabilities	(560)

Net assets of discontinued operations	$3,511

     4. GOODWILL AND OTHER INTANGIBLE ASSETS
          At September 30, 2006, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased and acquired technology	$19,489	$(12,647)
Customer relationships	12,000	(4,706)

Total	$31,489	$(17,353)

          We recorded amortization expense of $3.7 million during the nine months ended September 30, 2006 and 2005. We estimate aggregate amortization expense for 2006 and the next four calendar years for each of our reporting segments to be as follows (in thousands):

	2006	2007	2008	2009	2010
Enterprise	$2,199	$1,780	$1,057	$303	$210
Postilion	2,733	2,210	2,108	1,897	880

Total	$4,932	$3,990	$3,165	$2,200	$1,090

          The changes in the carrying value of our goodwill by segment for the nine months ended September 30, 2006 are as follows:

	Enterprise	Postilion	Risk and Compliance	Total
	(In thousands)
Balance, January 1, 2006	$66,064	$58,186	$1,558	$125,808
Additional consideration	—	1,100	—	1,100
Utilization of acquisition related income tax benefits	(50)	—	—	(50)
Sale of Risk and Compliance	—	—	(1,558)	(1,558)

Balance, September 30, 2006	$66,014	$59,286	$—	$125,300

     5. STOCK OPTION PLANS
          We maintain certain stock option plans providing for the grant of stock options to officers, directors and employees. The plans provide for 12,807,503 shares of S1 common stock to be reserved for issuance under the plans. Substantially all stock options granted under the plans have ten-year contractual life terms and generally vest and become exercisable ratably over four years from the date of grant. At September 30, 2006, 1,552,062 shares were available for future grants under the plans.
          A summary of our stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

			Weighted-
		Weighted-	average	Aggregate
		average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Life	($000)
Outstanding at December 31, 2005	14,932	$9.40
Granted	525	4.59
Exercised	(701)	3.63		$724
Forfeited/canceled	(3,501)	8.88

Outstanding at September 30, 2006	11,255	$9.70	5.40	$2,291

Exercisable at September 30, 2006	7,805	$11.84	3.87	$986

          The aggregate intrinsic value for the stock options outstanding and exercisable in the preceding table represents the total pretax value, based on our closing stock price of $4.61 as of September 30, 2006.
          Non-vested share activity of our stock options for the nine months ended September 30, 2006 is presented below:

	Non-Vested	Weighted-
	Number of	average
	Shares	Grant-Date
	(000)	Fair Value
Non-vested balance at December 31, 2005	4,339	$3.73
Granted	525	$2.32
Canceled	(524)	$3.80
Vested	(890)	$5.75

Non-vested balance at September 30, 2006	3,450	$2.98

     As of September 30, 2006, $8.3 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 1.34 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $5.1 million.

          The following table summarizes information about stock options outstanding at September 30, 2006:

		Options Outstanding
		Weighted-		Options Exercisable
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price
$ 0.95 – 4.00	1,049	5.1	$3.56	845	$3.54
4.01 – 5.00	2,930	8.2	4.21	472	4.50
5.01 – 7.00	1,085	4.4	5.96	839	6.17
7.01 – 8.50	2,269	4.7	8.00	1,864	8.02
8.51 – 11.00	641	5.1	9.34	504	9.40
11.01 – 15.00	643	4.6	13.19	643	13.19
15.01 – 20.00	2,295	3.9	16.79	2,295	16.79
20.01 – 97.44	343	2.2	44.98	343	44.98

0.95 – 97.44	11,255	5.4	$9.70	7,805	$11.84

          For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $5.13 and $4.59 and the per share weighted-average fair value was $3.19 and $2.32 for stock options granted during the nine months ended September 30, 2005 and 2006, respectively.
     6. COMPREHENSIVE (LOSS) INCOME
          The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) income	$33,345	$(7,496)	$30,790	$(4,460)
Foreign currency translation adjustment	(327)	426	(659)	(617)
Unrealized (loss) income on cash flow hedges	(40)	10	(263)	67

Comprehensive (loss) income	$32,978	$(7,060)	$29,868	$(5,010)

     7. DERIVATIVE FINANCIAL INSTRUMENTS
          We use derivative financial instruments to manage the exposure to fluctuations in foreign currency under one long term hosting contract with a UK based customer to mitigate the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions with a series of foreign currency options. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments will be offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. We do not hold or issue derivative financial instruments for trading purposes.
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
          The foreign currency options are designated as cash flow hedges and the options with expiration dates of December 31, 2006 to March 31, 2009 are deemed effective in the period ended September 30, 2006. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss) and reclassified into sales in the period during which a specific hedged transaction affects earnings.

          The foreign currency option with the September 30, 2006 expiration date was designated as ineffective in the period ended September 30, 2006. The change in the value of the September 30, 2006 option was recognized in current earnings. The September 30, 2006 option was out of the money and expired. The premium paid for the September 30, 2006 option resulted in a loss of approximately $15,000.
          For the three and nine months ended September 30, 2006, we recorded a decrease in Accumulated Other Comprehensive Income (AOCI) of approximately $25,000 and $238,000, respectively, related to losses on the effective portion of our foreign currency cash flow hedge. The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by S1 during the applicable periods (in thousands):

Three Months
Ended
September 30, 2006
Accumulated derivative net gain as of July 1, 2006	$(109)
Net change in fair value of derivatives	(40)
Net losses reclassified from AOCI into earnings	15

Accumulated derivative net loss as of September 30, 2006	$(134)

Nine months
Ended
September 30, 2006
Accumulated derivative net gain as of January 1, 2006	$104
Net change in fair value of derivatives	(263)
Net losses reclassified from AOCI into earnings	25

Accumulated derivative net loss as of September 30, 2006	$(134)

          Financial instruments held as part of the hedging transaction discussed above are recorded at fair value based upon comparable market transactions as quoted by the broker. The fair value and carrying amount of the options totaled $78,000 as of September 30, 2006. Deferred currency option premiums are included in other assets.
     8. RESTRUCTURING CHARGES
          For restructuring plans undertaken prior to December 31, 2004, the restructuring reserves as of December 31, 2005 and September 30, 2006 and their utilization for the nine months ended September 30, 2006 are summarized as follows (in thousands):

Lease Costs
Balance at December 31, 2005	$5,800
Amounts utilized through September 30, 2006	(960)
Change in estimate	(75)

Balance at September 30, 2006	$4,765

          In 2005, we approved a restructuring plan. The restructuring charges from this plan and the restructuring reserves as of December 31, 2005 and September 30, 2006 and their utilization for the nine months ended September 30, 2006 are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Total
Balance at December 31, 2005	$4,635	$5,050	$9,685

2006 restructuring charge	$333	$—	$333
Amounts utilized	(4,003)	(2,089)	(6,092)
Change in estimate	—	1,024	1,024

Balance at September 30, 2006	$965	$3,985	$4,950

          In the first quarter of 2006, we recorded restructuring charges of $0.3 million for employee termination benefits for employees who were placed on transition plans. In the second and third quarter of 2006, we adjusted our estimates based on sublease assumptions for certain vacant office space. As a result of this change in estimate of the leases related to previously vacated facilities, we recorded restructuring charges of $0.5 and $0.4 million in the second and third quarter of 2006, respectively.
          The remaining restructuring reserves at September 30, 2006 relate to future rent expense for vacated facilities, net of sublease income, severance payments to terminated employees and other costs. We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $9.7 million, of which we anticipate to pay approximately $4.4 million within the next twelve months. The leases expire on various terms through 2011.
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
     Guarantees

          We typically grant our customers a warranty that guarantees that our product will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify and agree to pay any judgment or settlement relating to a claim. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these agreements as of September 30, 2006.
     10. EQUITY TRANSACTIONS
          On September 29, 2006, we retired 4,053,886 shares of our common stock held in treasury at $25.0 million. The retirement of the treasury shares reduced our common stock and additional paid in capital for a total of $25.0 million.
     11. SEGMENT REPORTING AND MAJOR CUSTOMERS
          In the first quarter of 2006, we disaggregated our previously aggregated Financial Institution Segment into two segments, the Enterprise and Postilion segments. Management believes that disaggregating the Financial Institutions segment into the Enterprise and Postilion segments will provide stockholders with more information to help them to better understand our performance, better assess prospective future net cash flows and make more informed judgments about the company as a whole. In the second quarter of 2006, we reported our Risk and Compliance segment as “held for sale,” reporting the operating results in discontinued operations.
          We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents our North America retail banking business, global wholesale banking business, and State Farm business. The Postilion segment represents the community financial business, global ATM/payments business, and the retail banking business outside of North America.
          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and nine months ended September 30, 2006 and 2005. We do not use any asset-based metrics to measure the operating performance of our segments.
          The following table shows revenues from continuing operations by revenue type for our reportable segments (in thousands):

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended September 30, 2006:
Enterprise	$5,369	$5,514	$14,366	$4,793	$140	$30,182
Postilion	5,139	5,606	3,989	6,823	157	21,714

Total	$10,508	$11,120	$18,355	$11,616	$297	$51,896

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended September 30, 2005:
Enterprise	$1,784	$5,815	$13,491	$4,132	$365	$25,587
Postilion	2,656	5,138	2,756	6,049	262	16,861

Total	$4,440	$10,953	$16,247	$10,181	$627	$42,448

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine months Ended September 30, 2006:
Enterprise	$10,830	$17,389	$40,696	$15,083	$405	$84,403
Postilion	12,090	15,585	9,230	20,030	737	57,672

Total	22,920	32,974	49,926	35,113	1,142	142,075

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine months Ended September 30, 2005:
Enterprise	$8,956	$18,149	$44,721	$12,276	$702	$84,804
Postilion	13,113	15,787	7,747	17,452	562	54,661

Total	$22,069	$33,936	$52,468	$29,728	$1,264	$139,465

          The following table shows operating results for our reportable segments (in thousands):

	Three Months Ended September 30, 2006
	Enterprise	Postilion	Total
Revenues	$30,182	$21,714	$51,896
Operating expenses:
Direct costs	14,982	9,488	24,470
Selling and marketing	3,158	3,997	7,155
Product development	7,630	1,886	9,516
General and administrative	3,743	3,342	7,085
Restructuring costs	239	161	400
Depreciation	1,368	706	2,074
Amortization of other intangible assets	103	224	327

Total operating expenses	31,223	19,804	51,027

Segment operating loss	$(1,041)	$1,910	$869

	Three Months Ended September 30, 2005
	Enterprise	Postilion	Total
Revenues	$25,587	$16,861	$42,448
Operating expenses:
Direct costs	13,868	8,101	21,969
Selling and marketing	4,024	3,347	7,371
Product development	8,344	1,683	10,027
General and administrative	2,521	3,107	5,628
Restructuring costs	2,384	1,871	4,255
Depreciation	1,372	732	2,104
Amortization of other intangible assets	108	225	333

Total operating expenses	32,621	19,066	51,687

Segment operating (loss) income	$(7,034)	$(2,205)	$(9,239)

	Nine months Ended September 30, 2006
	Enterprise	Postilion	Total
Revenues	$84,403	$57,672	$142,075
Operating expenses:
Direct costs	42,125	26,512	68,637
Selling and marketing	8,807	10,906	19,713
Product development	23,379	5,620	28,999
General and administrative	10,030	9,250	19,280
Restructuring costs	876	406	1,282
Depreciation	3,733	2,064	5,797
Amortization of other intangible assets	309	672	981

Total operating expenses	89,259	55,430	144,689

Segment operating (loss) income	$(4,856)	$2,242	$(2,614)

	Nine months Ended September 30, 2005
	Enterprise	Postilion	Total
Revenues	$84,804	$54,661	$139,465
Operating expenses:
Direct costs	41,420	23,767	65,187
Selling and marketing	12,201	10,234	22,435
Product development	26,186	5,233	31,419
General and administrative	8,404	9,875	18,279
Restructuring costs	2,384	1,871	4,255
Depreciation	4,408	2,389	6,797
Amortization of other intangible assets	316	674	990

Total operating expenses	95,319	54,043	149,362

Segment operating (loss) income	$(10,515)	$618	$(9,897)

          Currently, we have one major customer in the Enterprise segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 26% and 24% of our total revenues from State Farm Mutual Automobile Insurance Company during the three months ended September 30, 2005 and 2006. We derived 25% of our total revenues from State Farm Mutual Automobile Insurance Company during the nine months ended September 30, 2005 and 2006, respectively. We derived 43% and 40% of our Enterprise segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended September 30, 2005 and 2006, respectively. We derived 42% of our Enterprise segment revenues from State Farm Mutual Automobile Insurance Company during both the nine months ended September 30, 2005 and 2006.

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
          Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of our loss from continuing operations in the three and nine months ended September 30, 2005, the issuance of additional shares of common stock through the exercise of stock options and the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our loss per share for that period.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic earnings per share:
(Loss) income from continuing operations	$1,893	$(8,605)	$5	$(8,577)
Amount allocated to participating preferred stockholders	(28)	—	—	—

(Loss) income from continuing operations available to common stockholders — basic	$1,865	$(8,605)	$5	$(8,577)

Weighted average common shares outstanding	71,008	70,303	70,799	70,362
Basic (loss) income from continuing operations per share	$0.03	$(0.12)	$0.00	$(0.12)

Diluted earnings per share:
(Loss) income from continuing operations	$1,893	$(8,605)	$5	$(8,577)
Amount allocated to participating preferred stockholders	(28)	—	—	—

(Loss) income from continuing operations available to common stockholders — diluted	$1,865	$(8,605)	$5	$(8,577)

Weighted average common shares outstanding	71,008	70,303	70,799	70,362
Weighted average effect of common stock equivalent
Stock options	154	435	189	992
Convertible preferred stock	—	1,070	—	1,070

Weighted average diluted shares outstanding	71,162	71,808	70,988	72,424
Diluted (loss) income from continuing operations per share	$0.03	$(0.12)	$0.00	$(0.12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K, as amended for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, as well as the risk factors discussed under Item 1A of Part II of this form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K as amended for the year ended December 31, 2005.
Overview
          We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents North America retail banking solutions and global wholesale banking solutions, including our business with State Farm. The Postilion segment represents the community financial business, global ATM/payments business, and the retail banking business outside of North America.
          Our Enterprise segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, as well as full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. In the community bank and credit union market, our Postilion segment provides online personal and business banking applications as well as a telephone banking application in a robust single-channel platform that offers an excellent balance between cost and feature set and performance for this highly competitive market. In addition we offer our payments platform which provides software that operates ATM networks and Point of Sale debit card transaction processing networks.
          We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers. Our solutions address the needs of small, mid-sized and large financial organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as from hosting revenue related to hosting applications and electronic bill payment services sold to customers in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time. In discussions with our customers and investors, we use the term “subscription” as being synonymous with a term license. We intend to primarily license our suite of Community and Regional products and future versions as well as certain other applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract. We intend to license the Enterprise Suite of Products on both a perpetual and subscription basis.
          We sell our solutions to small, mid-sized and large financial organizations in four geographic regions: (i) the Americas region, (ii) the Europe and Middle East (EME) region, (iii) the Asia-Pacific (APAC) region and (iv) the Africa region. Our S1 Enterprise solutions target larger banks, credit unions and insurance companies, while our Postilion solutions target community and regional banks with self service banking applications and the full range of banks and retailers with the suite of payment applications. We have over 3,000 financial institution customers, the majority of which are located in the United States.
          Throughout 2006, we continued to invest in the development of the integrated S1 Enterprise Platform as the technology foundation for the S1 Enterprise family of products. The S1 Enterprise Platform includes the following applications: Internet based operations including retail/personal banking, small business banking, cash management and trade finance. In addition, the following full service branch applications are offered: teller, sales and service platform, call center, voice banking and analytics. These can be sold as stand-alone applications or as an integrated suite of products. In 2006, we have been focusing on delivering quality solutions on the S1 Enterprise Platform. We released our Enterprise 3.5 products from development in a Managed Introduction Program (“MIP”) in February 2006. The MIP is designed to enable the entire organization to work with a limited number of customers in pre-production and live production environments. The MIP is expected to continue throughout 2006 and into 2007 and will include all of the released Enterprise applications. Additionally, we are investing in our next-generation community banking solution sold by our Postilion segment which will include our personal Internet and voice banking, cash management and ATM/payments solutions, integrated on our Postilion payments solution platform.
          During the third quarter of 2006, we sold our Risk and Compliance business. Our Risk and Compliance business, previously an operating segment, provides a suite of regulatory reporting solutions with financial intelligence and analytic solutions to financial institutions worldwide. We were previously accounting for the planned divestiture as a business “held for sale.”
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
          Stock based compensation recognized in the financial statements under SFAS No. 123R for the nine months ended September 30, 2006 was $3.9 million which consisted of stock-based compensation expense related to employee stock options. Under the previous standards this expense was only disclosed in the pro forma information in the notes to the financial statements.

Critical Accounting Policies and Estimates
          For a complete list of our critical accounting policies and estimates, please refer to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as amended for the year ended December 31, 2005. Additional items are described below.
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
Comparison of the Three Months Ended September 30, 2006 and 2005
          Revenues. The following table sets forth our revenue data for the three months ended September 30, 2006 and 2005 (in thousands).

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended September 30, 2006:
Enterprise	$5,369	$5,514	$14,366	$4,793	$140	$30,182
Postilion	5,139	5,606	3,989	6,823	157	21,714

Total	$10,508	$11,120	$18,355	$11,616	$297	$51,896

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended September 30, 2005:
Enterprise	$1,784	$5,815	$13,491	$4,132	$365	$25,587
Postilion	2,656	5,138	2,756	6,049	262	16,861

Total	$4,440	$10,953	$16,247	$10,181	$627	$42,448

          Total revenues increased by $9.5 million or 22%, to $51.9 million for the three months ended September 30, 2006 compared to $42.4 million for the same period in 2005.
          Since 2005, we have been licensing our Enterprise suite of products, Lending and our suite of Community and Regional products and future versions as well as certain other applications primarily on a subscription basis. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period. Subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements into one periodic fee and typically do not transfer the right to use at the end of its initial term. Beginning in the fourth quarter of 2006, all Enterprise products will primarily be offered on a perpetual license basis. In addition, we expect to continue to recognize perpetual license revenue through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels.

          With the move to perpetual licenses for all of our Enterprise products going forward, license revenues may fluctuate depending on the amount, timing and nature of customer licensing activity in the future. We anticipate consolidated license revenue in the fourth quarter of 2006 will be between $6.5 and $7.5 million.
          Our Enterprise segment generated revenues of $30.2 million for the quarter ended September 30, 2006 compared with $25.6 million for the same period in 2005. The increase in revenues from our Enterprise business during the third quarter of 2006 is primarily due to an increase in license revenue and an increase in our professional services and data center revenues. Software license revenues for our Enterprise segment were $5.4 million for the three months ended September 30, 2006, an increase of $3.6 million from the same period in 2005. The license revenue increase includes a $2.8 million add on sale to an Enterprise customer on a perpetual license basis for our Corporate Banking application and additional capacity purchased by existing customers of our other Enterprise products. Support and maintenance revenues for our Enterprise segment were $5.5 million for the three months ended September 30, 2006 as compared to $5.8 million for the same period in 2005. Professional services revenues for our Enterprise segment were $14.4 million for the three months ended September 30, 2006, an increase of $0.9 million from the same period in 2005. Services revenue in any one quarter can be impacted by large customer projects and therefore can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $4.8 million for the third quarter of 2006, an increase of $0.7 million from $4.1 million for the third quarter of 2005. The increase resulted from an increase in user counts by existing customers. In addition a large international customer went live in the first quarter of 2006 in our global data center.
          Revenues for our Postilion segment were $21.7 million for the three months ended September 30, 2006 compared with $16.9 million for the same period in 2005. Software license revenues for our Postilion segment were $5.1 million for the three months ended September 30, 2006, an increase of $2.4 million from the same period in 2005. The increase is primarily due to the addition of several new large international customers as well as an increase in subscription revenue and the demand for the Multi-factor Authentification product. Support and maintenance revenues for the Postilion segment were $5.6 million for the three months ended September 30, 2006, an increase of $0.5 million from the same period in 2005. The Postilion segment recorded $4.0 million for professional services revenues during the third quarter of 2006, an increase of $1.2 million from $2.8 million for the third quarter of 2005. The increase is primarily driven by the demand for the Multi-factor Authentification product. Data center revenues for our Postilion segment were $6.8 million for the third quarter of 2006, an increase of $0.8 million from $6.0 million for the third quarter of 2005. The increase resulted from increases in the number of hosted customers, including a large international customer that went live in the first quarter. As we add hosted customers on our Postilion products and our existing customer base grows, we expect data center revenues to increase on a sequential quarterly basis.
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
          Direct Costs. Direct costs increased by $2.5 million to $24.5 million for the three months ended September 30, 2006 from the same period in 2005. As a percentage of revenues, direct costs were 47% and 52% for the three months ended September 30, 2006 and 2005, respectively.
          Direct costs exclude charges for depreciation of property and equipment.
          Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of third party software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods based on the mix and release of products sold. However, cost of software licenses will continue to vary with the mix of products sold. Overall, software license costs were 11% and 23% of software license revenues for the third quarter of 2006 and 2005, respectively, including $0.9 million for amortization of intangibles in both years.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance was $17.4 million for the three months ended September 30, 2006, an increase of $1.9 million from $15.5 million for the same period in 2005. As a percentage of revenue, costs of professional services, support and maintenance were 59% and 57% of related revenues for the third quarter of 2006 and 2005, respectively. This increase is attributable to an increase in outside contractors, stock based compensation expense and the accrual of $0.5 million in our Enterprise segment for the estimated future costs to complete service projects where our expected costs will exceed the contractual.
          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business as well as third party bill payment fees. A portion of the data center direct costs are fixed. As such, the incremental costs to add customers and/or users is minimal. However, direct data center costs increased $1.0 million to $5.7 million for the three months ended September 30, 2006 from $4.7 million for same period in 2005. As a percentage of data center revenues, data center costs excluding depreciation were 49% and 47% for the three months ended September 30, 2006 and 2005, respectively. This increase is attributable to an increase in the cost to support new hardware purchased when bringing disaster recovery in house as well as an increase in the third party bill payment fees.
          Selling and Marketing Expenses. Total selling and marketing expenses decreased by $0.2 million to $7.2 million for the three months ended September 30, 2006 from $7.4 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005. This was partially offset by an increase in the cost of our annual trade show and stock based compensation expense of $0.4 million.
          Product Development Expenses. Total product development expenses decreased by $0.5 million to $9.5 million for the three months ended September 30, 2006 from $10.0 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005. This was partially offset by stock based compensation expense of $0.1 million. As a percentage of revenues, product development expenses were 18% and 24% in the third quarter of 2006 and 2005.
          Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and Administrative Expenses. General and administrative expenses increased by $1.5 million to $7.1 million for the three months ended September 30, 2006 from $5.6 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 14% and 13% for the three months ended September 30, 2006 and 2005, respectively. This increase is primarily attributable to $0.4 million of costs related to the pursuit of strategic alternatives and stock based compensation expense of $0.4 million.
          Restructuring costs. Restructuring costs of $0.4 million were recorded during the third quarter of 2006. We adjusted our estimates based on sublease assumptions and actual subleases entered into for certain vacant office. Restructuring costs of $4.3 million were recorded during the third quarter of 2005. These costs consist of termination benefits paid to employees who have exited the business. Included in these charges is non-cash stock compensation expense of $0.6 million.
          Depreciation. Depreciation was $2.1 million for each of the three months ended September 30, 2006 and 2005.
          Amortization of Other Intangible Assets. Amortization of other intangible assets remained at $0.3 million for each of the three months ended September 30, 2006 and 2005. Amortization expense is expected to be approximately $0.3 million in fourth quarter of 2006.
          Interest and Other Income, Net. Interest and other income net was $1.3 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively. Interest income increased due to higher average balances for cash and short-term investments as well as higher interest rates.
          Income Tax (Expense) Benefit. We recorded income tax expense of $0.3 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively.
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
          We incurred foreign income tax expense in certain European countries in the third quarter of 2006 and 2005. In 2006 and 2005, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal NOLs. In 2006, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. There was minimal income tax expense related to pre-acquisition NOLs for the three months ended September 30, 2006.
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
          Income from discontinued operations. We recorded income from discontinued operations of $31.5 million, including $20,000 in stock based compensation expense during the three months ended September 30, 2006 as compared to income of $1.1 million for the three months ended September 30, 2005. Income from discontinued operations consisted of (in thousands):

	Three Months Ended September 30,
	2006	2005
Loss from Risk and Compliance	$(712)	$(149)
Gain on disposal of Risk and Compliance	32,263	—
Income from Edify	—	1,305
Loss on disposal of Edify	(97)	—
Income tax expense	(2)	(47)

Total	$31,452	$1,109

Comparison of the Nine Months Ended September 30, 2006 and 2005
          Revenues. The following table sets forth our revenue data for the nine months ended September 30, 2006 and 2005 (in thousands).

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine Months Ended September 30, 2006:
Enterprise	$10,830	$17,389	$40,696	$15,083	$405	$84,403
Postilion	12,090	15,585	9,230	20,030	737	57,672

Total	22,920	32,974	49,926	35,113	1,142	142,075

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine Months Ended September 30, 2005:
Enterprise	$8,956	$18,149	$44,721	$12,276	$702	$84,804
Postilion	13,113	15,787	7,747	17,452	562	54,661

Total	$22,069	$33,936	$52,468	$29,728	$1,264	$139,465

          Total revenues increased by $2.6 million or 2%, to $142.1 million for the nine months ended September 30, 2006 compared to $139.5 million for the same period in 2005.
          Our Enterprise segment generated revenues of $84.4 million for the nine months ended September 30, 2006 compared with $84.8 million for the same period in 2005. The decrease in revenues from our Enterprise business during the first nine months of 2006 is primarily due to a decrease in support and maintenance and professional services revenue partially offset by an increase in license revenue. Software license revenues for our Enterprise segment were $10.8 million for the nine months ended September 30, 2006, an increase of $1.9 million from the same period in 2005. This increase includes a one time $2.8 million perpetual license for our Corporate Banking application. Support and maintenance revenues for our Enterprise segment were $17.4 million for the nine months ended September 30, 2006 as compared to $18.1 million for the same period in 2005. Professional services revenues for our Enterprise segment were $40.7 million for the nine months ended September 30, 2006, a decrease of $4.0 million from the same period in 2005. This decrease is principally attributable to the decrease in professional services revenues from our largest customer and the completion of several projects which have not been replaced with new projects. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $15.1 million for the first nine months of 2006, an increase of $2.8 million from $12.3 million for the first nine months of 2005. The increase resulted from increases in the number of hosted customers and an increase in usage. In addition a large international customer went live in the first quarter of 2006 in our global data center.
          Revenues for our Postilion segment were $57.7 million for the nine months ended September 30, 2006 compared with $54.7 million for the same period in 2005. Software license revenue for our Postilion segment were $12.1 million for the nine months ended September 30, 2006, a decrease of $1.0 million from the same period in 2005 due to the transition to subscription licenses in our community and regional business. This decrease is partly a result of a slow down in the sales process after we announced that the company was exploring strategic alternatives, which in turn discouraged some customers from entering into long term commitments with us. Support and maintenance revenues for the Postilion segment were $15.6 million for the nine months ended September 30, 2006, a decrease of $0.2 million from the same period in 2005. This decrease is primarily due to the transition to subscription licenses in our community and regional business. The Postilion segment recorded $9.2 million for professional services revenues during the first nine months of 2006, an increase of $1.5 million from $7.7 million for the first nine months of 2005. Postilion professional service revenue increased primarily due to a large retail customer in the UK that went live in the second quarter of 2006. Data center revenues for our Postilion segment were $20.0 million for the first nine months of 2006, an increase of $2.5 million from $17.5 million for the first nine months of 2005. The increase resulted from increases in the number of hosted customers, including a large international customer that went live in the second quarter as well as an increase in the third party bill payment costs. As we add hosted customers on our Postilion products and our existing customer base grows, we expect data center revenues to increase on a sequential quarterly basis.
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
          Direct Costs. Direct costs increased by $3.4 million to $68.6 million for the nine months ended September 30, 2006 from the same period in 2005. As a percentage of revenues, direct costs were 48% and 47% for the nine months ended September 30, 2006 and 2005, respectively.
          Direct costs exclude charges for depreciation of property and equipment.
          Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of third party software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. Overall, software license costs were 14% and 17% of software license revenues for the first nine months of 2006 and 2005, respectively, including $2.7 million for amortization of intangibles in both years.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance was $47.8 million for the nine months ended September 30, 2006, an increase of $1.2 million from $46.6 million for the same period in 2005. This increase is attributable to an increase in outside contractors and the accrual of $0.5 million for the estimated future costs to complete service projects where our expected costs will exceed the contractual revenues and by stock based compensation expense of $0.4 million. As a percentage of revenue, costs of professional services, support and maintenance were 58% and 54% of related revenues for the first nine months of 2006 and 2005, respectively.
          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business as well as third party bill payment fees. A portion of the data center direct costs are fixed. As such, the incremental costs to add customers and/or users is minimal. However, direct data center costs increased $2.9 million to $16.9 million for the nine months ended September 30, 2006 from $14.0 million for same period in 2005. This increase is attributable to an increase in contractors to support the migration of new platforms and security initiatives and an increase in the cost to support new hardware purchased when bringing disaster recovery in house and an increase in third party bill payment fees. As a percentage of data center revenues, data center costs excluding depreciation were 48% and 47% for the nine months ended September 30, 2006 and 2005.
          Selling and Marketing Expenses. Total selling and marketing expenses decreased by $2.7 million to $19.7 million for the nine months ended September 30, 2006 from $22.4 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005. This was partially offset by an increase in the cost of our annual trade show and stock based compensation expense of $1.2 million.
          Product Development Expenses. Total product development expenses decreased by $2.4 million to $29.0 million for the nine months ended September 30, 2006 from $31.4 million for the same period in 2005. This decrease is primarily attributable to a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005. This was partially offset by stock based compensation expense of $0.7 million. As a percentage of revenues, product development expenses were 20% and 23% during the first nine months of 2006 and 2005.
          Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and Administrative Expenses. General and administrative expenses increased by $1.0 million to $19.3 million for the nine months ended September 30, 2006 from $18.3 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 14% and 13% for the nine months ended September 30, 2006 and 2005, respectively. This increase is primarily attributable to $1.2 million of costs related to the proxy contest and ultimate settlement agreement with the shareholder group led by Ramius Capital Group, L.L.C., the pursuit of strategic alternatives and stock based compensation expense of $1.4 million. This was partially offset by a reduction in personnel related expenses as a result of lower headcount from the reduction in force during the second half of 2005.
          Restructuring costs. Restructuring costs of $1.3 million were recorded during the nine months ended September 30, 2006 of which $1.0 million relates to adjustment of our estimates based on sublease assumptions and actual subleases entered into for certain vacant office space and $0.3 million of employee termination benefits for employees who were placed on transition plans. Restructuring costs of $4.3 million were recorded during the nine months ended September 30, 2005. These costs consist of termination benefits paid to employees who have exited the business, included in these charges is non-cash stock compensation expense of $0.6 million.
          Depreciation. Depreciation was $5.8 million and $6.8 million for the nine months ended September 30, 2006 and 2005, respectively.
          Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.0 million for the nine months ended September 30, 2006 and 2005. Amortization expense is expected to be approximately $0.3 million in the fourth quarter of 2006.
          Interest and Other Income, Net. Interest and other income net was $3.5 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively. Interest income increased due to higher average balances for cash and short-term investments as well as higher interest rates.
          Income Tax Expense. We recorded income tax expense of $0.9 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.
          We incurred foreign income tax expense in certain European countries in the first nine months of 2006 and 2005. In 2006 and 2005, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal NOLs. In 2006, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Approximately $50,000 of our income tax expense in 2006 resulted from the release of the valuation allowance against pre-acquisition NOLs and does not represent anticipated cash taxes to be paid.
          Income from discontinued operations. We recorded income from discontinued operations of $30.8 million during the first nine months of 2006 as compared to income from discontinued operations of $4.1 million for the nine months ended September 30, 2005. Income from discontinued operations consisted of (in thousands):

	Nine months Ended September 30,
	2006	2005
(Loss) income from Risk and Compliance	$(1,969)	$2,510
Loss from Davidge	—	(31)
Income from Edify	—	1,936
Gain on disposal of Edify	457	—
Gain on disposal of Risk and Compliance	32,263	—
Income tax benefit (expense)	34	(298)

Total	$30,785	$4,117

Liquidity and Capital Resources
     The following tables show information about our cash flows during the nine months ended September 30, 2006 and 2005 and selected balance sheet data as of September 30, 2006 and December 31, 2005:

	Nine months Ended September 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$12,324	$10,484
Change in operating assets and liabilities	(15,792)	(6,614)

Net cash (used in) provided by operating activities	(3,468)	3,870
Net cash provided by investing activities	28,131	12,937
Net cash provided by (used in) financing activities	3,573	(3,585)
Effect of exchange rates on cash and cash equivalents	(116)	(538)

Net increase in cash and cash equivalents	$28,120	$12,684

	As of
	September 30, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents.	$113,228	$85,108
Short term investments	26,009	44,170
Working capital	141,438	106,250
Total assets	362,824	344,523
Total stockholders’ equity	288,721	252,386
          Operating Activities. During the nine months ended September 30, 2006, cash used in operations was $3.5 million compared to cash provided by operations of $3.9 million for same period in 2005. The decrease in net cash flows from operating activities generally reflects the effects of changes in operating assets and liabilities. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.
Cash used in operations for the nine months ended September 30, 2006 included the effects of:
•	our net income of $30.8 million;

•	depreciation and amortization expense of $9.6 million;

•	gain on the disposal of Edify of $0.6 million and gain on disposal of the Risk and Compliance business of $32.2 million;

•	provision of doubtful accounts receivable and billing adjustments of $0.9 million;

•	stock based compensation expense of $3.9 million;

•	a decrease in accrued expenses and other liabilities of $10.7 million;

•	an increase of $12.7 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter;

•	a $7.0 million increase in deferred revenues resulting from annual billing of maintenance and subscription fees; and

•	changes in other operating assets and liabilities of $0.5 million.
Cash provided by operations for the nine months ended September 30, 2005 included the effects of:
•	our net loss of $4.5 million;

•	depreciation and amortization expense of $11.2 million;

•	provision of doubtful accounts receivable and billing adjustments of $3.2 million;

•	a decrease in accrued expenses and other liabilities of $9.6 million, approximately $4.7 million related to the payment of annual expenses, including annual employee bonuses and incentive pay;

•	an increase of $4.8 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter;

•	a $5.7 million increase in deferred revenues resulting from annual billing of maintenance and subscription fees; and

•	changes in other operating assets and liabilities of $2.1 million.
          Investing Activities. Cash provided by investing activities was $28.1 million for the nine months ended September 30, 2006 compared to cash provided by investing activities of $12.9 million in the same period in 2005.
          In the first nine months of 2006, we:

•	paid $14.0 million to the sellers of Mosaic in settlement of the earn-out;

•	converted $18.2 million, net, from short-term investments to cash and cash equivalents;

•	received net proceeds from the sale of the Risk and Compliance segment of $32.6 million;

•	cash held in escrow of $3.5 million related to the sale of the Risk and Compliance segment;

•	received $0.6 million working capital adjustment from the sale of Edify; and

•	purchased $5.2 million of property and equipment.
In the first nine months of 2005, we:
•	converted $19.5 million, net, from cash and cash equivalents to short-term investments;

•	purchased $5.7 million of property and equipment; and

•	paid approximately $0.9 million in connection with the acquisition of the Providus business.
          Financing Activities. Cash provided by financing activities was $3.6 million for the nine months ended September 30, 2006 compared to cash used in financing activities of $3.6 million in same period in 2005.
In the first nine months of 2006, we:
•	received $2.5 million from the sale of common stock under our employee stock option plans; and

•	received $2.5 million from a sale lease back transaction ; and

•	paid $1.5 million for capital lease obligations.
In the first nine months of 2005, we:
•	received $1.1 million from the sale of common stock under our employee stock option plans; and

•	repurchased $3.4 million of our common stock; and

•	paid $1.3 million for capital lease obligations.
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
          In general we do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. We entered into a long-term hosting agreement with a customer wherein S1 will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, during the quarter ended March 31, 2005, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract. As of September 30, 2006, the fair value of these options was $0.1 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1 or any of its subsidiaries is a party or to which their property is subject.
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
Item 1A. Risk Factors
The following discussion supplements the Risk Factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005.
          We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and amended or supplemented in our Quarterly Reports on Form 10-Q. These risk factors may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock. There have been no material changes from the previously disclosed risk factors, except as described below.
          The risk factor entitled “Our exploration of strategic alternatives may create uncertainties that could affect our business” is no longer relevant as the Company announced on October 23, 2006 that it had completed the review of strategic alternatives announced in May 2006.
          In addition, the following risks replace the same-titled risks included in our Annual Report on Form 10-K for the year ended December 31, 2005:
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
•	we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;

•	as we will be selling our financial institutions products on both a perpetual license and a term or subscription license, we cannot accurately predict the mix of perpetual licenses to term licenses sold in any one quarter. Term licenses significantly reduce the amount of revenue recognized in the first year of the contract, but is intended to increase the overall revenue earned from the customer during the typical customer life cycle; perpetual license revenue can vary significantly on a quarterly basis;

•	the length of our sales cycle to large financial organizations generally lasts from six to eighteen months, which adds an element of uncertainty to our ability to forecast revenues;

•	if we fail to or are delayed in the introduction of new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;

•	our ability to expand the mix of distribution channels through which our products are sold may be limited;

•	our products may not achieve widespread consumer acceptance, which could cause our revenues to be lower than expected;

•	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and / or the gross margins associated with this revenue;

•	our sales may be constrained by the timing of releases of third-party software that works with our products;

•	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses in the short term if revenues decrease; and

•	the migration of our license sales model to be more focused on recurring revenue contracts may result in less predictable revenue due to an inability to predict the rate at which it is adopted by our customers, or the rate at which it may be deferred.
We have experienced substantial losses in the past and may not achieve or maintain profitable operations in the future
          We incurred losses from continuing operations in fiscal years 2003 and 2005, and from time-to-time make changes in our organizational structure to improve operating efficiencies. These changes can create additional costs during periods of transition, and we could experience losses in the future, which could negatively impact the value of our common stock.

Item 6. Exhibits

Exhibit
No.	Exhibit Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 2006.

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