Form 10-K
period 2006-12-31
S1 CORP /DE/
filed 2007-03-16
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number: 000-24931
S1 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2395199 (I.R.S. Employer Identification No.)

705 Westech Drive
Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 923-3500
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share
Title of Class
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          Aggregate market value of the common stock held by non-affiliates of the Registrant, computed using the closing price for the Registrant’s common stock on June 30, 2006, was $335,412,250.
          Shares of common stock outstanding as of March 1, 2007: 61,525,709
Documents Incorporated by Reference
          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
          Portions of the definitive proxy statement for the annual meeting of shareholders to be held May 25, 2007, which the registrant intends to file no later than 120 days after December 31, 2006, are incorporated by reference in Part III.

S1 CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2006

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
Business Overview
          S1 Corporation develops and markets customer interaction software solutions for financial and payments services primarily to banks, credit unions, insurance companies, retailers and telecommunication companies. Our products address the needs of financial institution customers in the areas of online banking, branch automation, call center automation, teller automation, insurance company banking services, voice banking, payment processing, point-of-sale (“POS”) functions and automated teller machine (“ATM”) driving.
          We sell to large, mid-sized and small financial organizations around the world including retail banks, wholesale banks, insurance companies and community banks. Our payment solutions are also sold to retailers, telecom operators, and third-party payment processors. Our operations are organized geographically in two regions: the Americas and International. Additional information about our business, geographic disclosures and major customers is presented in note 18 to our consolidated financial statements contained elsewhere in this report.
          We license customers the right to use our software through a direct sales channel and with channel partners including information systems integrators and select bank core processors. In addition to providing maintenance, support, enhancements and implementation services related to our software, in some circumstances we host our software for our customers in our data center.
          We have solution sets that address the various needs of the markets we serve. For global, national and regional financial institutions, we offer the S1 Enterprise suite of products. This product line is comprised of an integrated set of solutions that cover Internet, call center, teller and branch applications. We believe that S1 Enterprise makes it possible for our customers to deliver a personalized and compelling experience to their retail, small business and corporate customers across multiple customer interaction channels, leveraging one common technical platform.
          For community banks and credit unions in the United States, we offer a more simplified set of packaged solutions for Internet banking, telephone banking and ATM capabilities. These applications are designed to meet the needs of those organizations that have more limited information technology resources, yet still want and need to compete aggressively with larger financial institutions in their target markets.
          For financial institutions of all sizes, as well as retailers, telecom operators and third-party payment processors, we offer advanced electronic payment capabilities, which help these organizations automate payments at the POS or client interface, whether that is a device in a store, an ATM, or over the phone or Internet.
General Background
          We are headquartered in Norcross, Georgia with 18 offices in ten countries, including domestic offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Fairport, New York; Colorado Springs, Colorado; and West Hills,

California; and international offices in Brussels, Cape Town, Dubai, Dublin, Johannesburg, London, Melbourne, Munich, Pune, Chertsey and Singapore. We are incorporated in Delaware. We have a global software and services organization with approximately 3,000 financial institution customers. We are primarily focused on the financial services industry, but also deliver POS and payment solutions to a broader market.
          We were founded in 1996 when we started the world’s first Internet bank — Security First Network Bank. In 1998, we sold the banking operations to Royal Bank of Canada. We then focused on software development, implementation and support services. Our core business was Internet banking and insurance applications for several years. Through a series of strategic acquisitions, we were able to execute on our strategy of offering multiple applications that address several customer interaction channels, many bank officer support channels and workstations of financial services companies on a common platform.
Sources of Revenue
          Our revenue is derived from software licenses and subscriptions, support and maintenance fees, professional implementation services, hosting and data center operations and other revenue. Refer to note 2 to our consolidated financial statements for further discussion of the various types of revenue and our revenue recognition policies.
S1 Vision and Strategy
          Our vision is to be the leading global provider of customer-facing solutions for financial and payments services. The key initiatives that support the execution of this vision are:
•	Achieve financial and operational stability by focusing on the satisfaction of our current customers across all product lines. In 2006, we generated approximately 75% of our revenues from the sale of licenses and services in the global financial services market and the remaining 25%, or approximately $47.9 million, from services provided to our principal insurance customer (State Farm Mutual Automobile Insurance Company). The State Farm revenue is expected to be between $45.0 and $48.0 million in 2007. In February 2006, we released a new version of our Enterprise solution to a small number of customers in our Managed Introduction Program (“MIP”). Following the MIP implementations, we plan to make this version available to the broader market. We will continue to sell to our community bank customers and invest in the next-generation of Internet, voice and ATM banking solutions that meet their unique needs. We believe that there are opportunities for cross-selling our products and services across certain of our customer segments as we continue to enhance and add new solutions to our offering. We remain committed to a recurring license revenue model for our community bank customers, while using a traditional license and maintenance revenue model in the other markets we serve. In addition, we expect to generate implementation fees from the sale of most of our products, and offer hosting services to our customers using most of our products.

•	Release quality software solutions to the market that help our customers differentiate themselves and be more successful. We believe by improving the quality of our software code, our implementation services, and our customer support processes, we will improve customer satisfaction and long-term profitability and will have a positive impact on our ability to sell additional applications to our customers and use them as references to help win future customers.

•	Invest in our people to build greater return for our customers and shareholders. We believe that our employees are at the core of our success. Based on input from the employees and the management team, we embrace corporate values that ensure all employees act with integrity through every customer and fellow employee interaction, have the tools and knowledge to do their jobs to the best of their ability, understand the specific standards of quality that are acceptable through a series of guiding principles, and take pride in the leadership position that we hold in the markets that we serve.
S1 Segments
          We are divided into two segments based on target customer markets and technology platforms. The first segment, Enterprise, offers software solutions either built on the S1 Enterprise Platform or custom developed solutions that are targeted to customers in the global banking and insurance sectors.

          The second segment, Postilion, markets the Postilion and Full Service Banking (“FSB”) solutions product lines. The Postilion segment includes the community financial business and the global ATM/payments business.
          We provide below a more detailed description of the products and services offered by each segment.
S1 Enterprise
          S1 Enterprise offers applications for online banking, bank branch operations and call centers. The products are also marketed to financial institutions seeking to expand their business from banking to insurance services. All of the Enterprise products are built using the S1 Enterprise Platform.
          Because we use a common technology platform for substantially all of our S1 Enterprise applications, our customers may benefit in a number of ways. Information generated from customer interactions can be integrated and made available across multiple applications on a real-time basis, though it is produced and collected in multiple delivery channels including branch banking, call center, telephone and Internet. The S1 Enterprise Platform supports an enterprise authentication framework which provides maximum flexibility to implement a spectrum of authentication options and to integrate cleanly with third-party vendors solutions. Finally, the S1 Enterprise Application Manager enables our customers’ employees to seamlessly manage their Internet products and to market and service customers. The S1 Enterprise Application Manager includes the ability to perform on-behalf-of transactions, set up and manage marketing campaigns, manage bank branding, customize affiliate bank parameters, generate system reports and set up companies.
          There are three product groups in S1 Enterprise. These include S1 Enterprise Online Banking, S1 Enterprise Branch Banking and Call Center and S1 Enterprise Insurance. The Online Banking solutions allow our customers to establish and maintain online banking functionality. The Branch Banking and Call Center product group provides our customers with the technology necessary to carry out customer service functions within the bank branch and call center environments. The Insurance solutions allow our customers in the insurance industry to technology-enable product offerings traditionally provided by a bank, in a way that is suited to an insurance company’s organizational structure and business processes.
S1 Enterprise Online Banking Solutions
          Our Enterprise Online Banking solutions enable financial institutions to support customers of all sizes from personal banking customers, to small businesses, to Fortune 500 companies. The needs of each of these customer groups differ. Our products have been packaged in such a way that we can offer a solution set appropriate to each segment. A description of each product set is provided below:
•	S1 Enterprise Personal Banking allows our customers to offer online capabilities for personal finance management, electronic bill payment and presentment, account aggregation, external account transfers, alerts and reminders, online self-service tools, and more. The S1 Personal Banking user interface has been carefully designed and rigorously tested for ease of use and visual appeal to ensure a satisfying customer experience.

•	S1 Enterprise Business Banking provides online financial solutions appropriate for small to mid-market business banking customers. The online tools allow these smaller businesses to manage their money quickly and effectively. This allows our financial institution customers to offer product packages that can satisfy an array of business customer segments and include such features as account management and enhanced reporting, payments, foreign exchange and self-service features including the ability to open new accounts online, report lost cards, reset passwords, stop payments, reorder checks, request check copies, and create electronic alerts.

•	S1 Enterprise Corporate Banking delivers a sophisticated multilingual, multi-currency, and multi-delivery channel offering with proven performance, giving our banking clients the ability to offer cash management functions on a global basis for high-volume users. S1 Corporate Banking provides users real-time data on account balances and transactions as well as straight-thru processing on payments from ACH to Fedwire to SWIFT.

•	S1 Enterprise Trade Finance streamlines the trade finance process for the online marketplace. The S1 Enterprise Trade Finance product is engineered to increase the efficiency of processing trade transactions and delivers one integrated system to create and report on trade documents from purchase orders, to letters of credit, to direct collections.
S1 Enterprise Branch Banking and Call Center Solutions
          S1 Enterprise’s branch banking and call center products are an integrated suite of applications and modules that enable the delivery of a full-range of banking services at the financial institution branch and call center. Branch banking call center products include high-performance teller and platform capability with integrated channel management and cross-channel data integration. This allows our customers to produce consistent customer service while increasing sales and lowering costs across the entire enterprise. Since one common system and set of tools support teller applications, sales platform, and call center applications, implementation and ongoing maintenance are dramatically simplified. Applications in the S1 Enterprise Branch Banking and Call Center Solution include:
•	S1 Enterprise Teller utilizes thin and rich client technologies rather than PC based technologies. This provides scalability, real-time connectivity, and low total cost of ownership with deep off-line capabilities. The application is highly flexible and customizable, and its centralized administration capabilities enable quick and efficient rollout of new products, features, and upgrades.

•	S1 Enterprise Sales and Service Platform provides transaction functionality and embedded relationship management tools. With real-time information from all channels and advanced features that support selling, branches can increase their visibility of potential cross-sell and up-sell opportunities, and have the tools to act on those opportunities.

•	S1 Enterprise Call Center is a fully integrated call center solution that offers workflows, transactions and core services that meet the specialized needs of the call center environment. In addition to the core services found in the teller and sales and service platform, S1 Enterprise Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management functionality that is typically found in call center operations.

•	S1 Enterprise Voice Banking provides voice banking capabilities that can be rapidly deployed using technology from a third-party solution partner. The voice application is integrated with the S1 Enterprise Platform so it can be fully deployed with all of our applications. As a result, customer information generated with Voice Banking can be integrated and accessed with bank customer information from all other channels and applications.
S1 Enterprise Insurance
          S1 offers products and services for insurance carriers that enable them to effectively operate an Internet bank under the umbrella of their insurance company. The solutions are designed to support the unique distribution channels utilized by insurance carriers that differentiate them from traditional banking operations. S1’s Enterprise Insurance solutions provide account opening, inquiry, transaction, and maintenance features for agencies and the consumer-direct Internet channels. The products we support include banking, credit origination and investment accounts.
          In addition to our bank-specific solutions, S1 Insurance also offers custom solutions to provide agency and consumer direct interfaces that allow quoting, purchasing, inquiry, endorsements and claims initiation via web-based interfaces. The products and solutions that comprise S1’s Enterprise Insurance solutions can be implemented individually or together on the S1 Enterprise Platform to improve channel integration and provide a consistent view of the customer.
          S1 Enterprise Insurance includes our business with State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”). Revenues from services provided to State Farm were $45.4 and $47.9 million or 25% of revenue from continuing operations in 2005 and 2006.

Postilion
          Postilion markets the Full Service Banking solutions and Postilion product lines. The Postilion business unit is segmented from the Enterprise business unit on the basis of the type of customers it targets which include the community financial business in the USA and global ATM/payments business.
Postilion
     The Postilion payment application provides an end-to-end solution with a single platform for fully integrated self-service banking transactions. In the community bank and credit union environment, it is used for retail Internet banking, business Internet banking, ATM, driving, voice banking, mobile payment services, card management and POS applications. Postilion is also used by retailers, telecom operators, and third-party payment processors for a broad array of functions including POS applications, card management, Internet shopping, prepaid airtime, prepaid utilities, bill payment, gaming and remote banking.
•	IBS Cash Management System is designed to help community banks deliver services to small businesses. Functions include integrated front and back office systems, multiple payment vehicles such as domestic and SWIFT wires, ACH, and EFTPS, integration with the IBS Retail Internet Banking application and Electronic Data Interchange (“EDI”) data display.

•	IBS Retail Internet Banking is designed specifically with the unique needs of the community banking market in mind. This turn-key application includes functions such as the ability to view statements, account activity, and cleared and pending transactions online, to transfer funds between accounts and to pay bills electronically.

•	Voice Banking delivers integrated voice response (“IVR”) functionality in a stable, flexible, Windows-based application. With the push of a button, users can check on a deposit or account balance, find a CD rate, pay bills or transfer funds.

•	Postilion is a payment solution used by financial institutions, retailers, telecom operators and processors to drive electronic payments through ATMs, POS terminals, phones and Internet access points. It is a modularized family of products that can be implemented in large financial institutions as well as smaller community and regional banks and credit unions.
          Beginning in February 2007, we moved the voice banking functionality onto the Postilion integrated platform. Internet banking functionality will be moved in April 2007 and cash management functionality will be moved in August 2007.
FSB
          FSB offers a full-range of branch banking and lending technology solutions primarily for community financial institutions. The FSB product line is targeted to suit the needs of community financial institutions in North America.
          The FSB applications are divided into four categories including FSB Branch Automation, FSB Banking Call Center, FSB Marketing Center and FSB Lending. An overview of each category is provided below:
•	FSB Branch Automation includes FSB Teller and FSB Sales and Services Platform. FSB Teller is a functionally rich, client-server based application that provides the complete set of transactions and core services necessary for the teller function including host communications, sharing and storing of information, cumulative totals, electronic journal, transaction security and approval and balancing aids. The FSB Sales and Services Platform combines extensive transaction processing functionality with sales tools, and core services that expedite selling new products, as well as servicing existing accounts.

•	FSB Banking Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management specific to call center operations. The FSB Banking Call Center application integrates with other call center technologies, including IVR systems, computer telephony integration (“CTI”) servers and automatic call distributor systems.

•	FSB Marketing Center provides our customers the ability to develop and execute marketing campaigns based on multiple segmentations of customers and prospects. It includes robust inbound and outbound telemarketing features that can be combined with advanced CTI functionality to enhance the efficiency of our customers’ marketing personnel.

•	FSB Lending provides a highly customizable, complete credit origination system designed for indirect, direct, credit card, home equity and revolving credit lending, to be used in conjunction with multiple scoring and decision support tools for the personal lending market. The application also offers a workflow solution that meets small business lending requirements from data entry through qualification, notification, closing and document delivery.
Additional Solutions
•	S1 Website Solutions is a virtual financial lobby which provides customers with a destination web site or portal that gives them access to product information, news and other content, as well as community pages and bulletin boards. The S1 Customer Center enables financial institutions to efficiently create, manage and quantify their web presence.

•	The S1 online adoption solution, marketed as S1 to One Solutions, is designed to help financial institutions of all sizes improve their base of active online users. These solutions range from marketing support to educational programs.

•	Pay Anyone Bill-Pay services offered through partnerships with Checkfree, Princeton and Metavante through all of our personal on-line banking applications.

•	Account Aggregation. Through a reseller agreement with Yodlee, Inc. (described in Note 19 to our consolidated financial statements included elsewhere in this report) we provide account aggregation capabilities, which allow the delivery of an integrated balance sheet consolidating, organizing and presenting a consumer’s personal account information from a variety of providers for confidential viewing and access.

•	Voice and Speech Recognition. Through a strategic relationship with Edify Corporation ( previously an S1 company now a wholly owned subsidiary of Intervoice, Inc.), we provide advanced voice and speech recognition solutions. Edify’s voice solution was one of the first third-party solutions to integrate with the S1 Enterprise Platform. Through this solution, customers benefit from an ability to provide one view of the transactions, transaction history and total banking relationship by providing a consistent view between S1 Enterprise and Edify / Intervoice.
Services
          In addition to licensing software, both the Enterprise and Postilion segments provide a broad array of services to meet the needs of their customers. The services include planning, implementation and customization of customer software applications, as well as ongoing maintenance and support and application hosting services.
Professional Services
          Our professional services teams in the Enterprise and Postilion segments help financial institutions implement our product solutions. Our professional services organization is engaged in the following activities:
•	Project Management — Our project managers are responsible for oversight of services projects throughout the implementation cycle;

•	Custom Software Development — Our software developers customize certain software solutions to meet the specific business requirements of our customers — from analysis and design to building and testing;

•	Technical Services — Our technical services teams design, implement and test the servers and network infrastructure to support our solutions. Our expertise includes software integration, database services, networking and the applications skills required to deliver secure, robust solutions;

•	Educational Services — Our training professionals help financial institutions train their employees to use our solutions to better serve their customers; and

•	Web Design Services — Our web design group assists with delivery of a complete web presence for financial institutions.
          We also provide custom product development, implementation and hosting services to State Farm. Revenues from State Farm were 26%, 25% and 25% of our revenue from continuing operations during the years ended December 31, 2004, 2005 and 2006, respectively. We expect our State Farm revenue in 2007 to be between $45.0 and $48.0 million.
Customer Support
          The Customer Support team offers various levels of service to meet an organization’s support needs and budgets, including:
•	Technical Support — Customer support engineers provide technical support for solutions on our products;

•	Software Release Management — We provide software upgrades that include enhancements to our software as well as operational and performance improvements; and

•	Online Support — The Support Website is designed to provide “one-stop” access to technical information for our products. The Website provides access to technical FAQs, download patches, the latest documentation, and support bulletins.
Hosting Services
          Our hosting services provide systems outsourcing, data center hosting, operational management and control across the full range of personal, small business and corporate cash management, Internet banking applications, insurance and loan applications. We host S1 applications for approximately 350 customers in our global data center facility in Norcross, Georgia, which handles more than 3.2 million end users daily. Our mature operating environment was designed to address mission-critical operations for financial applications, such as security, recovery and availability of data. Our data center is a hardened facility that can scale to support large volumes of customers.
Other Revenue
          Other revenue is principally generated from the resale of certain software and hardware products produced by third-parties and sold by us under reseller agreements to our customers in conjunction with the sale of our products and services.
Financial Industry Background
          There are many factors influencing the competitive environment for financial services providers, including:
•	pressure to grow their businesses organically instead of through mergers and acquisitions;

•	increased security concerns and regulatory requirements; and

•	the need to minimize information technology and infrastructure costs while meeting the ever-rising consumer expectations for customer service and convenience.
          We believe that the above factors are influencing financial services companies to look for new ways to effectively service and sell to their customers through all of their interaction channels, including the branch (teller and platform), call center, Internet, phone and ATM.

          As in some other industries, financial services providers can more cost-effectively grow their businesses by cross- selling additional products and services to their existing customers. This is difficult to do if they are not able to understand the needs of their customers and customer segment behavior and intelligently market services and products to these customers. Our solutions are designed to not only provide financial institutions with greater insight into their customer data, but also into the transactions that their customers conduct.
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
          We believe that financial institutions providing a unified experience for their customers across multiple points of interaction, delivered at the lowest possible cost, will have a key competitive advantage. Financial institutions will need to deliver a consistent and compelling experience to their customers and provide them with products and services that better meet their needs and are relevant to their stage in life. We believe it is very challenging for financial institutions to deal with multiple channels, using different vendors and technologies, all of which must be integrated with a variety of legacy applications. Financial institutions must determine how to leverage their existing solutions while moving to new technologies that will protect their investments and better position them for the future.
          In addition to these broad industry drivers, there are other catalysts that are driving new technology purchase decisions in the branch and Internet markets. In October 2005, the Federal Financial Institution Examination Council (“FFIEC”) announced new guidelines for identity theft prevention for those institutions offering online banking. These guidelines call for multi-factor authentication of a user’s identity before that user is authorized to proceed in conducting an Internet transaction. Many internally developed systems or older systems either do not support these requirements or require a costly investment to bring those systems into compliance. As a result, we believe that banks are likely to evaluate new technologies for their online banking offering to their on-line retail, small business and corporate banking clients. We are developing solutions in conjunction with other technology partners to ensure that our solutions can help our customers satisfy these guidelines.
          Bank branches have been experiencing a significant amount of attention in terms of technology investment over the past several years. Legislation referred to as “Check 21” in the United States, was enacted to recognize that an electronic check is a legal substitute for a paper based check, thus eliminating the need for physical exchange of the paper check for clearing and settlement purposes. While this legislation largely impacts back office clearing operations, the large benefit or opportunity for banks is in the front office deposit capture process. Image capture at the point of deposit such as in teller applications greatly improves the efficiency and accuracy of deposit taking, areas where we have a strong offering and complete solution for compliance with Check 21.
          We believe that these factors are influencing the decision on the part of many financial institutions of all sizes to consider new solutions to help them increase revenue opportunities, improve customer loyalty and reduce their costs. We believe our products can address these needs.
Discontinued Operations
Risk and Compliance
          On August 11, 2006, we completed the sale of our Risk and Compliance segment to CETP FRS S.a.r.l. (“CETP”), which provided regulatory reporting solutions with its suite of regulatory reporting, financial intelligence and analytic solutions to the financial institutions world. CETP has contracted with our Pune, India location to continue to provide development and administrative services.

Edify
          In December 2005, we sold our Edify business, which delivered voice and speech recognition solutions to a range of industries, to Intervoice, Inc. We maintain a strategic reseller agreement with Intervoice to offer our customers the Edify voice and speech recognition solutions.
Customers and Markets
          We provide solutions to all sizes of financial institutions, ranging from global financial services organizations to community banks and credit unions. We currently serve approximately 3,000 banks, credit unions and insurance providers and retailers.
          We also provide custom development, implementation and hosting services to State Farm. Revenues from State Farm were 26%, 25% and 25% of our revenues from continuing operations for 2004, 2005 and 2006, respectively. We expect revenues from State Farm to be between $45.0 and $48.0 million in 2007.
Strategic Alliances and Partners
          We have built a global network of more than 15 alliances, allowing us to more fully extend our expertise, capabilities, and reach within the financial services industry. We have established strategic, technology, and channel relationships with a number of organizations. We have alliances with companies such as IBM and numerous core processing vendors such as Misys, Fiserv, and Fidelity National. We also have relationships with key technology providers, including bill payment providers, credit card processing vendors and printed product vendors.
          In certain geographies, including Asia, the Middle East and some European countries, we are using partners as our primary sales channel to increase our market reach.
Sales and Marketing
          Each segment maintains a dedicated sales and marketing team that is focused on marketing and sales of their specific solutions to their target market. Within each group are trained sales support personnel and solutions architects who provide functional and technical expertise to maximize the customer’s understanding of our solutions. We reported revenues from continuing operations of $185.2 million, $179.1 million and $192.3 million in 2004, 2005 and 2006, respectively, of which 89%, 83% and 82%, respectively, were attributed to sales in the United States.
          In the United States, we utilize direct sales teams that call on financial institutions continuously to identify sales opportunities. This group primarily calls on new prospects in the market place. We rely on dedicated relationship managers (“RMs”) for existing customers. RMs are responsible for the full relationship with their assigned customers including customer satisfaction, product and service delivery and cross-selling new and add-on applications and services.
          The sales cycle for large financial institutions generally lasts from six to 18 months and the resulting contracts typically have multi-year terms. Sales to the small community and regional financial institutions are typically executed by both direct and telephone-based sales teams. The sales cycle for these small to mid-sized financial organizations generally lasts from six to nine months, and the contracts entered into with them typically provide for direct delivery and service requirements. In addition, we have relationships with resellers that act as an indirect channel to expand our market penetration.
          In the Europe and Middle East (“EME”) region, we sell primarily through direct sales in specific territories such as the United Kingdom, Belgium, the Netherlands, Germany, Italy, the Nordics, Eastern Europe, Spain, and Portugal, Dubai and most countries in the Middle East, and through resellers in other areas such as Austria, Greece, Jordan, Egypt and Israel. In Africa, we sell on a direct sales basis in South Africa and reseller basis in the rest of Africa. In the Asia Pacific (“APAC”) region, our sales efforts are focused primarily through resellers in countries such as China, Hong Kong, Taiwan, Thailand, Indonesia, Malaysia, Singapore, with direct sales into Australia and New Zealand.

          In addition to internal sales efforts and joint efforts with distribution partners, we market our products and services in other ways to build awareness of our brands: S1 Enterprise, Postilion and Full Service Banking Solutions. Our marketing efforts include participating in and exhibiting at industry conferences and trade shows, hosting an annual user’s conference, maintaining memberships in key industry organizations and establishing close relationships with industry analysts to help guide product development and marketing efforts.
Product Development
          We develop the majority of our product solutions ourselves. Each major product group has dedicated development centers in the United States and internationally. In addition, all of our product groups utilize resources from our Pune, India location to augment their staff for product development as well as implementation services.
          We spent $41.1 million, $40.4 million and $38.9 million on product development efforts related to continuing operations in 2004, 2005 and 2006, respectively. During 2007, we expect product development costs to be between $30.0 and $35.0 million.
          We released our Enterprise 3.5 products from development in a Managed Introduction Program in February 2006. The MIP is designed to enable the entire organization to work with a limited number of customers in pre-production and live production environments. Our applications currently available on S1 Enterprise 3.5 include S1 Personal Banking, S1 Business Banking, S1 Enterprise Teller, S1 Enterprise Sales and Service Platform, S1 Enterprise Call Center and S1 Trade Finance. The applications are available independently or collectively as an integrated solution that gives banks one view of their customers across channels. S1 Trade Finance became available on S1 Enterprise 3.5 in 2007.
          In November 2006, our first client went live on version 3.5 of the S1 Personal Banking application. We expect that a significant portion of our S1 Enterprise installed base of customers will migrate to S1 Enterprise 3.5 in the future.
Competition
          The market for financial software is competitive, rapidly evolving and subject to technological change. We currently perceive our near-term competition as coming from four primary areas: (1) proprietary in-house development organizations of financial institutions, (2) single-point solution vendors, (3) core processing vendors and (4) enterprise solution vendors. We perceive our long-term competition as coming from other enterprise software vendors, but most of our competition currently arises from single-point solution vendors.
In-house Development Organizations
          Some financial institutions retain a significant portion of their software development in-house while others have chosen to use third-party vendor solutions. In-house software development is a source of competition in the sale of our products and services. Generally, only very large organizations have a bias to develop solutions internally. We believe financial organizations may encounter the following challenges when building financial software in-house:
•	building, maintaining and upgrading an in-house solution can be very costly;

•	attracting and retaining the necessary technical personnel can be difficult and costly; and

•	technological development may be too far outside the financial organization’s core competencies to be effective or successful.
Single-Point Solution Vendors
          These vendors offer solutions for a specific line of business and/or channel for the financial institution. In the retail Internet banking space, we compete primarily with Digital Insight Corporation (a division of Intuit, Inc.), Financial Fusion (a division of Sybase, Inc.), and Corillian Corporation (a division of CheckFree Corporation). In branch banking, we compete primarily with Argo Data Resource, Inc. and Fidelity Information Services, Inc. In business banking, we compete primarily with Fundtech Ltd., P&H Solutions, Financial Fusion, Inc. and Digital Insight Corporation. In the electronic payment space, we compete primarily with Transaction Systems Architects, Inc. We believe the disadvantages associated with single point solution providers include:
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
Enterprise Solution Vendors
          As we continue to introduce new releases of our Enterprise products in 2007, we believe we may increasingly see interest and competition from various enterprise software and solution providers, such as SAP and Oracle. We believe our advantage in the financial services market will continue to stem from our deep domain knowledge and tight integration with the various key business systems within our financial organization customer base. Additionally, we believe our large installed base will differentiate our ability to establish, deliver and maintain our core market over time. In addition, we believe our large installed customer base gives us a distinct advantage in serving the needs of this market segment.
Government Regulation
          We are subject to examination and are indirectly regulated by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the various state financial regulatory agencies that supervise and regulate the banks and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include our internal controls in connection with our performance of data processing services and the agreements giving rise to those processing activities as well as certain design specification of our software licensed to financial institutions.
          Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, many legislative and regulatory actions have been enacted or are pending at the state and federal level with respect to privacy. Further, we and our customers may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and is currently considering other Internet-related legislation. Laws applicable to internet based transactions remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We are also subject to encryption and technology export laws which, depending on future developments, could adversely affect our business.

Employees
          As of December 31, 2006, we had approximately 1,380 employees, including 450 in customer support, hosting services and professional services, 90 in sales and marketing, 720 in product development and 120 in general and administrative. In addition to full-time employees, we have used the services of various independent contractors primarily for professional services projects and product development.
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
We have experienced substantial losses in the past and may not achieve or maintain profitable operations in the future
          We incurred losses from continuing operations in fiscal years 2005 and 2006 and from time-to-time make changes in our organizational structure to improve operating efficiencies. These changes can create additional costs during periods of transition, and we could experience losses in the future, which could negatively impact the value of our common stock.
In 2007, we will depend on one customer, State Farm, for a significant portion of our revenue and if that customer terminates its contract with us, our revenues and financial performance would decline
          In 2006, we derived 25% of our total revenues from continuing operations from State Farm. State Farm accounted for 26% and 25% of our total revenue from continuing operations in 2004 and 2005, respectively. We expect revenues from State Farm to be between $45.0 and $48.0 million in 2007. We can give no assurance that we will be able to retain State Farm as a customer. State Farm’s license and possession rights for the source code of the Enterprise and insurance products give them great flexibility on how they choose to further invest in these products.
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
▪	delays in completing and/or testing new products, resulting in significant delays in delivering new products;

▪	extraordinary end-user volumes or other events could cause systems to fail;

▪	our products could contain errors, or “bugs”, which could impair the services we provide;

▪	during the initial implementation of some products, we have experienced significant delays in implementing and integrating software, and we may experience similar difficulties or delays in connection with future implementations and upgrades to new versions; and

▪	many of our products require integration with third-party products and systems, and we may not be able to integrate these products with new or existing products.
We are subject to government regulation
          We are subject to external audits, examination, and are indirectly regulated, by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the various state financial regulatory agencies that supervise and regulate the banks and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies, and external auditors, include our internal information technology controls in connection with our performance of data processing services and the agreements giving rise to those processing activities.

We are engaged in offshore software development activities, which may not be successful and which may put our intellectual property at risk
          In order to optimize available research and development resources and meet development timeframes, in 2004, we acquired an Indian based development center. This center had been operated by a third party since 2002. In 2004, associated with our acquisition of Mosaic, we acquired a development center in Cape Town, South Africa. While our experience to date with these offshore development centers has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:
▪	Communications and information flow may be less efficient and accurate as a consequence of the time zone differences, distance and language differences between our primary development organization and the foreign based activities, resulting in delays in development or errors in the software developed;

▪	potential disruption from the involvement of the United States in political and military conflicts around the world;

▪	the quality of the development efforts undertaken offshore may not meet our requirements because of language, cultural and experiential differences, resulting in potential product errors and/or delays;

▪	we have experienced a greater level of voluntary turnover of personnel in India than in other development centers which could have an adverse impact on efficiency and timeliness of development as well as the opportunity for misappropriation of our intellectual property;

▪	in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk of the potential for misappropriation of our intellectual property that might not be readily discoverable; and

▪	currency exchange rates could fluctuate and adversely impact the cost advantages intended from maintaining these facilities.
A significant portion of our customers are in a consolidating financial services industry, which is subject to economic changes that could reduce demand for our products and services
          For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and insurance industry and other financial services firms. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged into or acquired by another company.
We are from time to time involved in litigation over proprietary rights, which may be costly and time consuming
          From time to time, we have received claims that certain of our products or other proprietary rights require a license of intellectual property rights of a party and infringe, or may infringe, the intellectual property rights of others. Those claims, regardless of their merit, could:
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
          Substantial intellectual property litigation and threats of litigation exist in our industry. The number of patents issued protecting software and business methods have grown significantly in recent years, with the scope of such patents often unclear. Additionally, copyright and trade secrets are regularly asserted as a means for protecting software. We expect software to be increasingly subject to third-party intellectual property infringement claims as a result of the increased level of intellectual property based actions relating to such technology and methods and as the number of competitors grows and the functionality of products in different industry segments overlaps.
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
Acquisitions and divestitures may be costly and difficult to integrate / divest, divert management resources or dilute stockholder value
          We acquired three companies in 2004 and one company in 2005. We also divested one company in 2004, one company in 2005 and one company in 2006. The integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. With acquisitions made prior to 2001, we have encountered difficulties, costs and delays in integrating the acquired operations with our own and may continue to do so in the future. Among the issues related to integration are:

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
Market volatility may affect the price of our common stock
          The trading prices of technology stocks in general and ours in particular, have experienced extreme price fluctuations. Our stock price has declined significantly since reaching a high in 2000. Any further negative change in the public’s perception of the prospects of technology based companies, particularly those which are associated with the Internet or e-commerce such as ours, could further depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:
▪	actual or anticipated variations in our quarterly operating results;

▪	34% of our common stock is owned by 5 institutions, a rapid change in position of any one of these holders could cause a significant drop in our stock price if market demand is insufficient to meet sales demand;

▪	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

▪	changes in financial estimates by securities analysts;

▪	conditions or trends in the computer software, electronic commerce and Internet industries;

▪	changes in the market valuations of other technology companies;

▪	developments in Internet regulations;

▪	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

▪	unscheduled system downtime of our products in either a hosted or in-house environment;

▪	additions or departures of key personnel; and

▪	sales of our common stock or other securities in the open market.
Future sales of our common stock in the public market could negatively affect our stock price
          If our stockholders sell substantial amounts of our common stock, including shares issued when options are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of March 1, 2007, we had 61.5 million shares of common stock outstanding, assuming no exercise of outstanding options or conversion of preferred stock. As of March 1, 2007, there were outstanding employee stock options to purchase 9.4 million shares of our common stock, 0.2 million shares of unvested restricted stock and 0.8 million shares of preferred stock convertible into an aggregate of 1.1 million shares of our common stock. The common stock issuable after vesting and upon exercise of these options and upon conversion of this preferred stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall.
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
Item 1B. Unresolved Staff Comments.
          Not applicable.
Item 2. Properties.
          Our executive offices and our corporate headquarters are located in Norcross, Georgia. Our primary office for EME operations is in Chertsey, England, our primary office for our Africa operations is in Capetown, South Africa and our primary office for APAC operations is in Singapore. Our global data center is located in Norcross, Georgia. We maintain additional domestic offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Colorado Springs, Colorado; Fairport, New York; and West Hills, California. We maintain additional international offices in Brussels, Dubai, Dublin, Johannesburg, London, Melbourne, Munich and Pune. We lease all of our office locations. We believe that our leased facilities are sufficient for our current operations and for the foreseeable future.

Item 3. Legal Proceedings.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          (a) Not applicable.
          (b) Not applicable.
          (c) Not applicable.
          (d) Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
          (a) Our common stock is quoted on the Nasdaq National Market under the symbol “SONE”. The following table shows, for the periods indicated, the high and low prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2005
First Quarter	$9.08	$6.73
Second Quarter	6.99	4.11
Third Quarter	5.42	3.71
Fourth Quarter	4.67	3.51

2006
First Quarter	$5.04	$3.80
Second Quarter	5.96	4.35
Third Quarter	5.15	4.02
Fourth Quarter	5.66	4.38
          As of the close of business on March 1, 2007 there were 545 holders of record of our common stock. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future, although there are no restrictions on our ability to do so.
          The following table provides information with respect to compensation plans under which equity securities of S1 Corporation are authorized for issuance to employees, non-employee directors and others as of December 31, 2006:

	Number of securities to be
	issued upon exercise of	Weighted-average exercise	Number of securities remaining available for
	outstanding options, warrants	price of outstanding options,	future issuance under equity compensation
	and rights	warrants and rights	plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,073,078	$5.14	1,230,539

Equity compensation plans not approved by shareholders	4,870,391	13.97	—

Total	9,943,469	$9.46	1,230,539

          The following table sets forth comparative information regarding the cumulative stockholder return on our common stock since December 31, 2002. Total stockholder return is measured by dividing cumulative dividends for the measurement period (assuming dividend reinvestment) plus share price change for the period by the share price at the beginning of the measurement period. Neither S1 nor Security First Network Bank has paid dividends on its common stock from the date of the initial public offering of Security First Network Bank, May 26, 1996, to December 31, 2006. Our cumulative stockholder return over this period is based on an investment of $100 on December 31, 2002 and is compared to the cumulative total return of the Interactive Week Internet Index and the Nasdaq Composite Index.

Comparison of Cumulative Total Return Among
S1, Interactive Week Internet Index and Nasdaq Composite Index
from December 31, 2002 to December 31, 2006
Comparison of Cumulative Total Return Among
S1, Interactive Week Internet Index and Nasdaq Composite Index
from December 31, 2002 to December 31, 2006

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
S1 Corporation	$100	$181	$203	$98	$124
Interactive Week Internet Index	$100	$173	$209	$212	$241
NASDAQ Composite	$100	$150	$163	$165	$181

(b)	Not applicable.

(c)	Changes in Securities Use of Proceeds and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities

Approximate Dollar
			Total Number of	Value of Shares that
		Average	Shares Purchased	May Yet Be
	Total Number	Price Paid	as Part of Publicly	Purchased Under
	of Shares	per	Announced Plans	the Plans or
	Purchased	Share(1)	or Programs	Programs
October 1, 2006 to October 31, 2006	—	$—	—	$—
November 1, 2006 to November 30, 2006	—	—	—	—
December 1, 2006 to December 31, 2006	10,476,190	5.32	10,476,190	—

Total	10,476,190	$5.32	10,476,190	$—

(1)	Average price per share includes related transaction costs to repurchase the stock.
          In November 2006, our board of directors approved a tender offer to purchase our common stock. This tender offer authorized the purchase of up to $55.0 million of our common stock subject to pre-defined purchase guidelines. As of December 31, 2006, we had repurchased 10.5 million shares at an approximate cost of $5.32 per share. The total cost to repurchase the stock which included related transaction costs was $55.8 million. The offer expired at midnight on December 14, 2006.

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

	Year Ended December 31,
	2002 (1)	2003	2004 (2)	2005 (3)	2006 (3)(4)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$237,090	$209,740	$185,156	$179,140	$192,310
(Loss) income from continuing operations	(4,950)	(12,516)	5,396	(28,382)	(12,239)
(Loss) income from discontinued operations	(11,447)	(25,656)	10,174	27,325	30,141
Net (loss) income	(16,397)	(38,172)	15,570	(1,057)	17,902

(Loss) earnings per share:
Basic:
Continuing operations	$(0.07)	$(0.18)	$0.08	$(0.40)	$(0.17)
Discontinued operations	(0.17)	(0.37)	0.14	0.38	0.42
Net (loss) income per share	$(0.24)	$(0.55)	$0.22	$(0.02)	$0.25

Diluted:
Continuing operations	$(0.07)	$(0.18)	$0.07	$(0.40)	$(0.17)
Discontinued operations	(0.17)	(0.37)	0.14	0.38	0.42
Net (loss) income per share	$(0.24)	$(0.55)	$0.21	$(0.02)	$0.25

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$94,162	$76,713	$43,223	$85,108	$69,612
Short-term investments	48,523	87,477	65,248	44,170	21,392
Working capital	120,864	125,940	105,715	106,250	83,227
Goodwill, net	106,971	93,462	117,699	125,808	125,300
Total assets	376,974	337,088	341,364	344,523	307,805
Capital lease obligation, excluding current portion	185	523	1,572	791	3,865
Stockholders’ Equity	279,761	243,814	254,996	252,386	224,229

	Year Ended December 31,
	2002 (1)	2003	2004 (2)	2005 (3)	2006(3)(4)
	(in thousands)
Other Selected Data:
Cash provided by (used in) operating activities	$21,421	$22,374	$(15,244)	$(236)	$2,944
Depreciation	21,233	15,929	9,013	8,862	7,840
Amortization and impairment of acquisition and intangible assets	13,206	3,729	3,409	4,932	4,935
Weighted average common shares outstanding – basic	67,725	69,872	70,613	70,359	70,780
Weighted average common shares outstanding – diluted	n/a	n/a	73,130	n/a	n/a

(1)	Our net loss, net loss per share and cash flows for the year ended December 31, 2002 were affected by the results of operations from acquired businesses, including Regency Systems, Inc. (February 2002) and the assets and subsidiaries of Point Holdings, Ltd. (March 2002). Revenues and expenses from the operations of these acquired businesses were included in our operations from their respective dates of acquisition.

(2)	Our net income for the year ended December 31, 2004 includes the gain on disposal of discontinued operations of $9.3 million.

(3)	Our net loss for the year ended December 31, 2005 includes the gain on disposal of discontinued operations of $25.0 million. Our net loss, net loss per share and cash flows for the years ended December 31, 2005 and 2006 were affected by the results of operations from the acquired business, Mosaic Software Holdings Limited (November 2004). Revenues and expenses from the operations of the acquired business were included in our operations from its respective date of acquisition.

(4)	Our net income for the year ended December 31, 2006 includes the gain on disposal of discontinued operations of $32.1 million.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          This annual report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described under the caption “Risk Factors” in Item 1A of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
          The following discussion should be read in conjunction with the audited consolidated financial statements and notes appearing elsewhere in this report.
Executive Overview
          We operate and manage our business with segments: Enterprise and Postilion. The Enterprise segment represents global banking solutions and our insurance solutions, which includes our business with State Farm. The Postilion segment represents the community financial business, global ATM/payments business, and the legacy full service banking and lending business in North America.
          Our Enterprise segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the Internet for personal, business and corporate online banking and trade finance, and full service channels such as teller, branch and call center. In the community bank and credit union market, our Postilion segment provides online personal and business banking applications as well as a telephone banking applications in a single-channel platform that offers a balance between cost, feature set and performance. Our Postilion segment also provides full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. In addition, we offer our payment’s platform which provides software that operates ATM networks and POS debit card transaction processing networks.
          We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers and telecommunication companies. Our solutions address the needs of small, mid-sized and large financial organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as from hosting revenue related to hosting applications and electronic bill payment services sold to customers in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the term “subscription” as being synonymous with a term license. We intend to primarily license our Postilion suite of online and telephone banking applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract. We have previously licensed the S1 Enterprise suite of products on both a perpetual and subscription basis, but we are moving back to licensing these solutions primarily on a perpetual basis.
          Through a series of acquisitions, we have assembled a set of software solutions that address fundamentally all the customer facing transactions and activities of a bank. These legacy products were written in different software programming languages. In 2001, we began combining the features, functions, business logic and data model for all the channels into one Java J2EE platform with an open architecture designed to provide for inter-operability and data sharing between various customer facing applications. This suite of products is known as S1 Enterprise solutions. Enterprise products are licensed on a module by module basis, for example Internet personal banking, business banking, or call center, and also can be implemented either in a single project or over a period of time as a full suite across all the customer facing applications of a bank.
          We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) the Americas region and (ii) the International region. Additional information about our business, geographic disclosures and major customers is presented in note 1 to our consolidated financial statements contained elsewhere in this report. Our S1 Enterprise solutions target larger banks and insurance companies, while our Postilion solutions target community and regional banks and credit unions with self service banking applications and the full range of banks and retailers within the suite of payment applications. We have approximately 3,000 financial institution customers, the majority of which are located in the United States.
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
          S1 applications currently available on S1 Enterprise 3.5 include S1 Personal Banking, S1 Business Banking, S1 Enterprise Teller, S1 Enterprise Sales and Service Platform, S1 Enterprise Call Center and S1 Trade Finance. The applications are available independently or collectively as an integrated solution that gives banks one view of their customers across channels. S1 Trade Finance became available on S1 Enterprise 3.5 in 2007.
          In November 2006, our first client went live on version 3.5 of the S1 Personal Banking application. We expect that a significant portion of our S1 Enterprise installed base of customers will migrate to S1 Enterprise 3.5 in the future.
          We are investing in our next-generation community banking solution sold by our Postilion segment which will include our personal Internet and voice banking, cash management and ATM/payments solutions integrated on our Postilion payments solution platform. In addition, our Postilion segment offers lending solutions and the following full service branch applications: teller, sales and service platform, call center, voice banking and analytics.
          Historically, we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. If the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          Including merger related costs and restructuring charges of $12.5 million in 2006 and $15.0 million in 2005, our total operating expenses were $208.2 million in 2006, $209.5 million in 2005 and $177.3 million in 2004. In 2006, we completed the process of restructuring the Postilion and Enterprise segments in which we reorganized our operating structure by product line. Under the new structure, we are organized as business units designed around products and addressable markets. We believe that the new structure will more effectively align the company with the needs of our customers. In 2006, we eliminated an additional 126 positions worldwide and closed or consolidated several office facilities to further streamline our business. We continue to operate with a disciplined approach to control costs throughout our organization.
2005 Business Acquisition
          In the third quarter of 2005, we purchased substantially all of the assets of Providus Software Solutions, Inc., a wholly owned subsidiary of Zions Bancorporation that offered risk management and regulatory compliance products. We paid cash consideration of $0.9 million upon the closing of the transaction. The product was integrated into our Risk and Compliance business, which was sold in 2006. Zions continues to be a customer of ours for retail banking products.

2004 Business Acquisitions
          In the fourth quarter of 2004, we acquired Mosaic Software Holdings, Limited, a United Kingdom based provider of solutions that drive ATMs and electronic payment networks. This acquisition added a leading financial transaction solution to our suite of products and enabled us to offer financial services providers an ATM channel solution along with our front-office suite. We paid cash consideration of $37.0 million upon the closing of the transaction. In 2006, we paid $14.0 million to settle the earn-out under the purchase agreement.
          In the third quarter of 2004, we acquired X/Net Associates, Inc., a Rochester, New York based provider of lending solutions. This acquisition strengthened our product offering around lending solutions and accelerated the development of additional lending functionality. In September 2004, we announced general availability of our S1 Lending Solutions product. We paid cash consideration of $4.0 million for this business. Under the agreement, additional consideration could be paid to one shareholder of X/Net, who is also an S1 employee, if certain financial metrics are achieved. There was a maximum of $1.0 million that could be earned in the period from August 1, 2004 through July 31, 2005 and $2.0 million that could be earned in the period from August 1, 2005 through July 31, 2006. In the fourth quarter of 2005, we reached an agreement with the shareholder of X/Net to settle the earn-out as of December 31, 2005. We recorded $0.2 million of contingent consideration as compensation expense in the year ended December 31, 2005. Additionally, we agreed to pay an additional $0.3 million in August 2007 and upon the completion of certain goals. This payment will be accrued as compensation expense over the period in which it is earned.
          In the second quarter of 2004, we purchased a business unit from vMoksha Technologies, Private Limited in order to establish a wholly owned software development center in Pune, India. Previously, this Company provided software development, programming and other related services for S1. This acquisition was intended to reduce our costs and provide greater flexibility and control over the quality of the development and professional services efforts from this center. We paid cash consideration of approximately $1.2 million for the business unit.
Revenue from Significant Customers
          Revenues from State Farm were 46%, 49% and 48% of our Enterprise segment and 26%, 25% and 25% of our revenues from continuing operations during the years ended December 31, 2004, 2005 and 2006, respectively. Revenues from State Farm for the year ended December 31, 2006 increased approximately $2.5 million from 2005. We expect State Farm to contribute between $45.0 and $48.0 million to revenue for 2007.
Restructuring Charges and Merger Related Costs
          In 2003 and prior, we approved restructuring plans. In 2005 and 2006, we evaluated the sublease assumptions from these plans and recorded additional charges of $1.1 million and $0.6 million, respectively. The changes to our assumptions were related to increased loss on facilities due to lower expected sublease income and increased costs of exiting the facility at end of the lease.
          In October 2005, we announced changes to our organization that reduced operating costs and more effectively aligned our Company with the needs of our customers. The reorganization resulted in a reduction of personnel of approximately 8% as well as consolidation of some facilities. In connection with this reorganization, we recorded $15.0 million in restructuring costs in 2005, primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets. The expense reductions primarily are related to our domestic and international core financial institution service solution teams. In 2006, we evaluated the sublease assumptions and recorded additional charges of $1.5 million related to increased loss on facilities due to lower expected sublease income.
          In the fourth quarter of 2006, we announced additional changes to our organization to reduce operating costs as we aligned our Company more closely with our customers. The reorganization resulted in the reduction of approximately 126 employees in the United States and Europe as well as the consolidation of some facilities. The estimated gross annual savings rendered by these actions will total approximately $12.0 million by the end of 2007, but are expected to be partially offset by increases in operating costs associated with expected revenue growth in certain operating units. In connection with this reorganization, we recorded $12.1 million in restructuring costs in 2006, primarily comprised of charges associated with headcount reductions and consolidation of excess office space. The headcount reductions were primarily in our services, support, data center and support groups for the Enterprise segment in North America. In 2006, we reduced accrued expenses and recognized a benefit in merger related expense of $2.0 million in connection with a dispute over professional services during 2000. We reduced the accrual with legal consultation taking into consideration the applicable statute of limitations. The Company believes that no obligation exists at December 31, 2006.
          For all restructuring plans, we expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $19.5 million, of which we anticipate paying approximately $9.0 to $10.0 million within the next twelve months.
          Adjustments to the restructuring accrual may be recorded in the future due to changes in estimates of lease termination reserves arising from changing real estate market conditions. For additional information about the restructuring activities, including a tabular presentation of our restructuring charges, see Note 10 to our consolidated financial statements.
Discontinued Operations
          In November 2004, we sold our Davidge business, in December 2005, we completed the sale of our Edify segment and in August 2006, we sold our Risk and Compliance segment. For further information related to discontinued operations, see note 4 to our consolidated financial statements.
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
          Revenue recognition. Revenue is a key component of our results of operations and is a key metric used by management, securities analysts and investors to evaluate our performance. Our revenue arrangements generally include multiple elements such as license fees for software products, installation services, customization services, training services, post-contract customer support, hosting and data center services and, in some cases, hardware or other third party products.
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
          Professional services revenue. Revenues derived from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. For other revenues from professional services that are provided on a fixed fee basis, revenues are recognized pursuant to SAB 104 “Revenue Recognition” on a proportional performance method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.
          Data center revenue. We recognize data center revenue in accordance with Staff Accounting Bulletin No. 104 and Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” We also consider the applicability of Emerging Issues Task Force Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to our data center arrangements on a contract-by-contract basis. If it is determined that a software element covered by SOP No. 97-2 is present in a hosting arrangement, the license, professional services and data center revenue is recognized pursuant to SOP No. 97-2. If it is determined that a software element covered by SOP No. 97-2 is not present in a hosting arrangement, we recognize revenue for the arrangement pursuant to SAB No. 104 and EITF 00-21.
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
          Estimation of allowance for doubtful accounts and billing adjustments. We are required to report accounts receivable at the amount we expect to collect from our customers. As a result, we are required to use our judgment to estimate the likelihood that certain receivables may not be collected or that we might offer future discounts or concessions for previously billed amounts. Accordingly, we have established a discount allowance for estimated billing adjustments and a bad debt allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for bad debts as a component of selling expense. We review specific accounts for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs. These estimates are based on historical discounts, concessions and bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Accordingly, our judgments and estimates about the collectibility of our accounts receivable affect revenue, selling expense and the carrying value of our accounts receivable.
          Property and equipment. We report property and equipment at cost, less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the related assets. We amortize leasehold improvements using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Gains or losses recognized on disposal or retirement of property and equipment are recognized in the consolidated statement of operations.
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

          If other assumptions and estimates were used in our evaluations, the timing and amount of the charges may have been significantly different. At December 31, 2006, the carrying value of these investments was $1.0 million.
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
          Determination of the fair value of equity based compensation. We are required to determine the fair value of stock options when they are granted to our employees for the purpose of calculating and recognizing the related compensation expense. Prior to January 1, 2006, the pro-forma expense was presented in a footnote.
          Effective January 1, 2006, we have adopted SFAS No. 123R using the “modified prospective” method. Under this method, the compensation expense recognized during the year ended December 31, 2006 included compensation expense for share based compensation granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for share-based compensation granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In determining the fair value, management makes certain estimates related primarily to the expected life of the option or stock appreciation right and the volatility of our stock. These assumptions affect the estimated fair value of the option. As such, these estimates will affect the compensation expense we record in future periods. Additionally, we are required to estimate forfeitures at the time of grant and adjust them over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. These estimates affect the timing of the compensation expense we record.
          Recognition of costs in connection with restructuring plans and merger-related activities. During the last two years, we recorded charges in connection with various restructuring activities. See further discussion of the terms of these charges in Note 10 to the consolidated financial statements.
          Following the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we establish a liability for the estimated fair value of exit costs at the date we incur a liability under an approved restructuring plan. At that time and thereafter until the plan activities are complete, the actual costs or timing of payments associated with the plan may differ from our estimates. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the exit costs. If we believe that our previous estimates of exit costs or timing of payments are no longer accurate in light of current conditions, we adjust the liability with a corresponding increase or decrease to current period earnings. Any adjustments to estimates of our exit costs under restructuring plans are reflected on the same line item in the statement of operations as the initial charge to establish the restructuring liability. Additionally, in periods subsequent to the initial measurement, we increase the carrying amount of the liability by the amount of accretion recorded as an expense due to the passage of time.
          Accrued restructuring costs at year end reflect our estimate of the fair value of future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans, offset by our estimate of the fair value of sublease income for this space. The determination of fair value is based on a discounted future cash flow model using a credit-adjusted risk-free rate. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the office space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions. Actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows.
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
          Income taxes. We have recorded a valuation allowance on most of our deferred tax assets. In order to release the valuation allowance we must show a history of sustained profitability. At such time we will make a determination to reverse all or a portion of the valuation allowance related to domestic net operating loss carryforwards based on estimates at such time regarding our future earnings and the recoverability of the domestic net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed. It is unlikely that we will reverse any of this valuation allowance before 2008.
Recent Accounting Pronouncements
          In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Correction – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006 as required. SFAS No. 154 had no impact on our financial statements.
          In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

          In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements by Current Year Financial Statements”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filling of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. We believe that SAB 108 will not have a material impact on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements “. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
          In June 2006, the FASB ratified EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). Under EITF 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We will continue to report taxes collected from customers on a net presentation basis after adoption of EITF 06-03.

Results of Operations
          The following table sets forth our statement of operations data for the three years ended December 31, 2004, 2005 and 2006 and the percentage of total revenues of each line item for the periods presented (dollars in thousands):

	2004		2005		2006
Revenues:
Software licenses	$30,298	17%	$27,336	15%	$29,788	15%
Support and maintenance	39,158	21%	44,289	25%	44,094	23%
Professional services	76,075	41%	65,345	37%	70,297	37%
Data center	37,355	20%	40,000	22%	46,856	24%
Other	2,270	1%	2,170	1%	1,275	1%

Total revenues	185,156	100%	179,140	100%	192,310	100%

Direct costs:
Software licenses	5,207	3%	4,915	3%	4,588	2%
Professional services, support and maintenance	54,289	29%	63,592	35%	65,231	34%
Data center	18,279	10%	19,227	11%	22,354	12%
Other	1,635	1%	1,998	1%	1,103	1%

Total direct costs (1)	79,410	43%	89,732	50%	93,276	49%

Operating expenses:
Selling and marketing	22,487	12%	28,141	15%	27,658	14%
Product development	41,086	22%	40,395	23%	38,937	20%
General and administrative	24,407	13%	25,998	15%	26,694	14%
Merger related and restructuring costs	—	0%	15,030	8%	12,485	6%
Depreciation	9,013	5%	8,862	5%	7,840	4%
Amortization of acquisition intangible assets	878	1%	1,311	1%	1,310	1%

Total operating expenses	97,871	53%	119,737	67%	114,924	59%

Operating income (loss)	7,875	4%	(30,329)	(17)%	(15,890)	(8)%
Interest, investment and other income, net	(1,515)	(1)%	2,063	1%	4,929	3%

Income (loss) from continuing operations before income taxes	6,360	3%	(28,266)	(16)%	(10,961)	(5)%
Income tax expense	(964)	(0)%	(116)	(0)%	(1,278)	(1)%

Income (loss) from continuing operations	5,396	3%	(28,382)	(16)%	(12,239)	(6)%
Discontinued operations:
Income from discontinued operations, net of tax	10,174	5%	27,325	15%	30,141	15%

Net (loss) income	$15,570	8%	$(1,057)	(1)%	$17,902	9%

(1)	Direct costs exclude charges for depreciation of property and equipment.

Comparison of 2006 to 2005 Results
Revenues. The following table sets forth segment revenue data (in thousands) for the years ended December 31, 2006 and 2005.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
2006:

Enterprise	$9,408	$14,333	$54,865	$21,131	$517	$100,254
Postilion	20,380	29,761	15,432	25,725	758	92,056

Total	$29,788	$44,094	$70,297	$46,856	$1,275	$192,310

2005:

Enterprise	$7,798	$16,663	$49,520	$16,538	$1,594	$92,113
Postilion	19,538	27,626	15,825	23,462	576	87,027

Total	$27,336	$44,289	$65,345	$40,000	$2,170	$179,140

          Total revenues increased $13.2 million or 7% to $192.3 million in 2006 from $179.1 in 2005. Both the Enterprise and Postilion segments experienced increases in revenue, due primarily to professional services and data center growth. Enterprise revenues increased $8.2 million or 9% to $100.3 million in 2006 from $92.1 million in 2005. Our Postilion revenues increased $5.1 million or 6% to $92.1 million from $87.0 million in 2006.
          In 2005 and 2006, we licensed our Enterprise suite of products, Lending, and our Postilion suite of products and future versions as well as certain other applications primarily on a subscription basis. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period. Subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements into one periodic fee and typically do not transfer the rights to the software to the customer at the end of the initial term. Beginning in the fourth quarter of 2006, all Enterprise products will primarily be offered on a perpetual license basis. In addition, we expect to continue to provide perpetual licenses through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. With the move to perpetual licenses for all of our Enterprise products going forward, license revenues may fluctuate depending on the amount, timing and nature of customer licensing activity in the future. In some instances, we saw that our announcement regarding the exploration of strategic alternatives discouraged some customers from entering into long-term contracts. We expect licensing activity will increase following the conclusion of our strategic assessment.
          Revenues for our Enterprise segment were $100.3 million for 2006 compared with $92.1 million in 2005. The increase in revenues from our Enterprise segment during 2006 is primarily due to growth in our professional services and data center revenues. Segment license revenue increased $1.6 million and includes a one-time $2.8 million perpetual license for our Corporate Banking application. Support and maintenance revenues for our Enterprise segment declined in 2006 by $2.3 million to $14.3 million, of which $1.2 million is attributable to the decline in activity related to the reseller agreement with Intervoice. In 2005 sales to new customers licensing Enterprise 3.5 were sold primarily on a subscription basis, whereby revenue is recorded in software license, including fees relating to support and maintenance. The remainder of the decline was due primarily to product delays and customer attrition. Services revenue increased $5.3 million or 11% to $54.9 million in 2006 primarily in our insurance products. Services revenue in any one quarter can be impacted by large customer projects and, therefore, can increase or decrease based on the projects in process or completed. Data center revenues were $21.1 million in 2006, an increase of $4.6 million or 28% over 2005. A significant portion of the increase is due to one large international customer that went live in our global data center in late 2005 and one in early 2006. Increases in user counts among existing customers contributed to the data center revenue growth as well. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the mix of products and services sold in connection with particular transactions. There is minimal gross margin associated with other revenue.
          Revenues for our Postilion segment were $92.1 million in 2006, compared with $87.0 million in 2005. Postilion software licenses increased $0.8 million in 2006 due to growth of subscription licenses in our Internet and voice banking business. Segment support and maintenance revenues increased in 2006 by $2.1 million or 8% over 2005 led mainly by increases in the full service banking product. Services revenue decreased $0.4 million to $15.4 million in 2006 as services in FSB decreased due to completion of a large customer project offset by increased services for POS/ATM customers. Data center revenue was $25.7 million in 2006; an increase of $2.3 million over 2005, due primarily to increases in the number of hosted customers and user counts as well as an increase of bill pay users. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the mix of products and services sold in connection with particular transactions. There is minimal gross margin associated with other revenue.
          Direct Costs. Direct costs increased by $3.5 million to $93.3 million in 2006. As a percentage of revenues, direct costs were 50% and 49% in 2005 and 2006, respectively. The Enterprise segment, as a percentage of revenues, had direct costs of 63% and 56% in 2005 and 2006, respectively. The Postilion segment, as a percentage of revenues, had direct costs of 36% and 40% in 2005 and 2006, respectively. Direct costs exclude charges for depreciation of property and equipment.
          Cost of software licenses includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of third party software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new Enterprise products. These products include software components that we license from third parties. The cost of software licenses will vary with the mix of products sold. Overall, software license costs were 18% and 15% of software license revenue in 2005 and 2006, respectively. The cost of license decreased in 2006 primarily in the Enterprise segment due to license costs associated with Edify segment sold in 2005 related to selling Edify products to Enterprise customers while Edify was still part of S1. Purchased technology amortization was $3.7 million and $3.6 million for 2005 and 2006, respectively. Cost of licenses is expected to decrease as certain intangibles related to the Postilion segment become fully amortized in 2007.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $65.2 million in 2006, an increase of $1.6 million over 2005. In 2005, we recorded a loss of $1.7 million in the Enterprise segment related to estimated future costs to complete service projects where our expected costs will exceed the contractual revenues. Postilion segment costs increased in 2006 as the segment aligned itself to focus on customer retention and converted existing customers to subscription revenues. Costs of professional services, support and maintenance included stock based compensation expense of $0.5 million in 2006. As a percentage of revenue, costs of professional services, support and maintenance were 58% and 57% of related revenues in 2005 and 2006.
          Costs of data center consist primarily of personnel costs, facility costs and related infrastructure costs to support our data center business as well as third party bill payment fees. A portion of the data center direct costs are fixed. As such, the incremental costs to add customers and/or users are minimal. Direct data center costs increased $3.2 million to $22.4 million in 2006 from $19.2 million in 2005, due primarily to support costs for the migration of new platforms, security initiatives and costs to move our disaster recovery functions in house during 2006. Additionally, we had stock based compensation expense of $0.1 million in 2006. Bill pay usage increased for our Postilion segment in 2006 in which cost margins are lower than our internal cost margins. Data center costs as a percentage of revenues were 48% in both 2005 and 2006.
          Costs of other revenues consist primarily of hardware and software resold to our customers. The costs were down $0.9 million to $1.1 million in 2006 as the Enterprise segment reduced the amount of hardware resold.
          Selling and Marketing Expenses. Total selling and marketing expenses decreased $0.5 million to $27.7 million in 2006 from $28.2 million in 2005. Selling and marketing expenses for the Enterprise segment were down $2.1 million, primarily attributable to the reduction in force as part of the October 2005 reorganization. Selling and marketing expenses for the Postilion segment increased $1.6 million as compared with 2005, due to increased commission expense paid related to the incentives offered to salespeople to convert customers from perpetual licenses to long term subscription licenses in the community financial business in 2006. Selling and marketing expenses included stock based compensation expense of $1.6 million in 2006.

          Product Development Expenses. Total product development expenses decreased by $1.5 million to $38.9 million in 2006 from $40.4 million in 2005. Product development expenses for the Enterprise segment were down $3.3 million due to headcount reductions in late 2005. Product development expenses for the Postilion segment increased $1.9 million as we developed a new integrated platform combining the ATM/payment product and our community financial Internet and voice banking products. Product development expenses included stock based compensation expense of $1.0 million in 2006. As a percentage of revenues, product development expenses were 23% and 20% during 2005 and 2006, respectively.
          Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and Administrative Expenses. General and administrative expenses increased $0.7 million to $26.7 million in 2006 from $26.0 million in 2005. This increase was primarily related to $1.9 million of costs related to the exploration of strategic alternatives and stock based compensation expense of $1.9 million in 2006, and partially offset by a reduction in personnel related expenses as a result of the October, 2005 reduction in force. As a percentage of revenues, general and administrative expenses were 15% and 14% in 2005 and 2006, respectively.
          Restructuring and Merger Related Costs. In the fourth quarter of 2006, we abandoned leased office space in two locations, disposed of related fixed assets with a book value of $0.8 million and reduced headcount by 126 people. In connection with the restructuring plan, we recorded a restructuring charge in the amount of $12.1 million in the fourth quarter of 2006. Additionally, during the twelve months ended December 31, 2006, we recorded restructuring costs of $2.4 million related to previous restructuring plans, of which $2.1 million relates to changes to our estimates for sublease income for vacant office space and $0.3 million of employee termination benefits for employees who were placed on transition plans in 2005. In 2006, we reduced accrued expenses and recognized a benefit in merger related expense of $2.0 million in connection with a dispute over professional services during 2000. We reduced the accrual with legal consultation taking into consideration the applicable statute of limitations. The Company believes that no obligation exists at December 31, 2006.
          In October 2005, we recorded $15.0 million in restructuring costs primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets.
          Depreciation. Depreciation was $8.9 million and $7.8 million for 2005 and 2006, respectively. The decrease is attributable to the disposal of leasehold improvements in 2005, and to an increase of average life due to a higher percentage of purchases of networking equipment.
          Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.3 million in 2005 and 2006, the majority of which relates to a customer relationship asset that is part of the Postilion segment.
          Interest and Other Income, Net. Interest and other income were $2.1 million and $4.9 million for 2005 and 2006, respectively. Interest income increased primarily due to higher average cash balances and short-term investments as well as higher interest rates.
          Income Tax Expense. We recorded income tax expense of $0.1 million and $1.3 million for 2005 and 2006, respectively. In 2005 and 2006, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). In 2006, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Some of our international operations incur income tax expense as business combinations acquired do not have NOLs to offset future income.
          Although we have fully reserved net deferred tax assets of approximately $165.2 million as of December 31, 2006 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
•	for tax expense in certain subsidiaries or jurisdictions for which do not have NOLs to utilize;

•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash; or

•	if there are no NOLs that were acquired as part of a business combination, upon which we placed a valuation allowance at acquisition date. This results in non-cash income tax expense as goodwill is reduced and the valuation allowance is released.
          Income from discontinued operations. We recorded income from discontinued operations of $30.1 million during 2006 as compared to income from discontinued operations of $27.3 million for 2005. Income from discontinued operations consisted of (in thousands):

	Year Ended December 31,
	2006(1)	2005
Loss from Davidge operations	$—	$(31)
Income from Edify operations	—	1,658
(Loss) income from Risk and Compliance operations	(1,947)	2,366
Gain on disposal of Edify	457	24,985
Gain on disposal of Risk and Compliance	31,597	—
Income tax benefit (expense)	34	(1,653)

(1)	For Risk and Compliance, approximately seven and a half months ended August 10, 2006 prior to sale
Comparison of 2005 to 2004 Results
          Revenues. The following table sets forth segment revenue data (in thousands) for the years ended December 31, 2005 and 2004.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
2005:

Enterprise	$7,798	$16,663	$49,520	$16,538	$1,594	$92,113
Postilion	19,538	27,626	15,825	23,462	576	87,027

Total	$27,336	$44,289	$65,345	$40,000	$2,170	$179,140

2004:

Enterprise	$11,836	$12,510	$65,542	$15,076	$129	$105,093
Postilion	18,462	26,648	10,533	22,279	2,141	80,063

Total	$30,298	$39,158	$76,075	$37,355	$2,270	$185,156

          Total revenues decreased by $6.0 million or 3% to $179.1 million for 2005 compared to $185.1 million for 2004. The overall decrease in revenues is primarily attributable to a decline in revenues in our Enterprise segment, offset in part by the revenues acquired with the Mosaic business in the Postilion segment. In 2005, we were licensing a number of products primarily on a subscription basis, including Enterprise applications, lending, and our suite of community and regional banking products. The decline in revenues from our Enterprise segment during 2005 is primarily due to the delay in the release of the new Enterprise product, as well as the distraction associated with the mid-year change in management and subsequent reorganization. The increase in revenues from our Postilion segment during 2005 is primarily due to revenues from our Mosaic acquisition in the fourth quarter of 2004. This was partially offset by a decline in revenue from the Full Service Banking (“FSB”) business.
          Revenues for our Enterprise segment were $92.1 million for 2005 compared with $105.1 million for 2004. Software license revenues for our Enterprise segment were $7.8 million for 2005, a decrease of $4.0 million from 2004 due primarily to the delay in the delivery of the next version of our S1 Enterprise 3.5 products and the effect of the transition to a subscription based licensing model. Support and maintenance revenues for our Enterprise segment were $16.7 million for 2005 compared to $12.5 million for the same period in 2004. Support and maintenance fees increased primarily due to customers who purchased licenses during 2004 and 2005. Professional services revenues for our Enterprise segment were $49.5 million for 2005, a decrease of $16.0 million or 24% from $65.5 million in 2004. This decrease is principally attributable to the decrease in professional services revenues from our largest Enterprise customer and the completion of several large projects. Additionally, professional services revenues are impacted by lower license sales as Enterprise license sales generally include professional services for implementation. Data center revenues were $16.5 million for 2005, an increase of $1.4 million, from $15.1 million the same period in 2004. The increase resulted from increases in the number of hosted customers and growth of bill pay usage.
          Revenues for our Postilion segment were $87.0 million in 2005, an increase of $6.9 million or 9% over 2004 revenues of $80.1 million. Software license revenue of $19.5 million for our Postilion segment increased $1.0 million from 2004 due to the acquisition of our Mosaic business which was offset by a decline in the license revenue from the FSB business. Support and maintenance revenues for the Postilion segment were $27.6 million for 2005, an increase of $1.0 million from the same period in 2004. Support and maintenance fees increased primarily due to the Mosaic acquisition, offset by lower FSB support for legacy systems. Professional services revenues for the Postilion segment were $15.8 million for 2005, which compares to $10.5 million for the same period in 2004, primarily attributable to the acquisition of our Mosaic business, partially offset by a decline in professional service revenues in the FSB business.
          Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the mix of products and services sold and are not typical in our sales arrangements. The related cost of the hardware sold is included in “cost of other revenue” as the hardware is delivered. There is minimal gross margin associated with other revenue.
          Direct Costs. Direct costs increased by $10.3 million to $89.7 million for 2005 from $79.4 million for the same period in 2004. As a percentage of revenues, direct costs, excluding depreciation, were 50% and 43% for 2005 and 2004, respectively. Direct costs exclude charges for depreciation and amortization of property and equipment.
          Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our new S1 Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $63.6 million for 2005, an increase of $9.3 million from $54.3 million for 2004. This increase was attributable to the professional services, support and maintenance costs associated with the acquired Mosaic business which was not included in the first ten months of 2004. Additionally in 2005, we accrued $1.7 million for loss projects in our Enterprise business for contracts accounted for using percentage of completion accounting which had negative margin, and in 2004 on a net basis we reduced loss accruals. These loss accruals were accrued during 2003 and reflected amounts by which our anticipated future costs would exceed the remaining unrecognized contractual revenues for those projects.
          Costs of data center consist of personnel costs, facility costs and related hardware support costs in our data center business. Direct data center costs increased $1.1 million to $19.2 million for 2005 from $18.3 million in 2004. As a percentage of data center revenues, data center costs excluding depreciation were 48% and 49% for 2005 and 2004, respectively.
          Selling and Marketing Expenses. Total selling and marketing expenses increased by $5.6 million to $28.1 million for 2005 from $22.5 million for the same period in 2004. This increase is primarily attributable to expenses related to the acquired Mosaic business.

          Product Development Expenses. Total product development expenses decreased by $0.7 million to $40.4 million for 2005 from $41.1 million for 2004. The decrease is primarily due to a reduction of the use of outside contractors in Enterprise development in October 2005, and increased usage of lower cost resources in our Indian development center, partially offset by Mosaic development costs. As a percentage of revenues, product development expenses were 23% and 22% for 2005 and 2004, respectively.
          General and Administrative Expenses. General and administrative expenses increased by $1.6 million to $26.0 million for 2005 from $24.4 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 15% and 13% for 2005 and 2004, respectively. The increase in general and administrative expenses is attributable to an increase in headcount and professional accounting fees related to compliance with the Sarbanes-Oxley Act of 2002 and the acquired Mosaic business, offset in part by a decrease in legal fees related to 2004 corporate development activities and litigation matters.
          Depreciation. Depreciation was $8.9 million and $9.0 million for 2005 and 2004, respectively.
          Restructuring Costs. In 2005, we approved a plan to reorganize our business resulting in $15.0 million of restructuring costs. Under that structure, we were organized as business units designed around products and addressable markets. We believe that the new structure will effectively align the company with the needs of our customers. As a result of this plan, we eliminated approximately 120 positions and closed or consolidated office facilities. The restructuring charges we recorded were primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets. There were no restructuring costs in 2004.
          Amortization of Other Intangible Assets. Amortization of other intangible assets was $1.3 million for 2005 and $0.9 million for 2004.
          Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $2.1 million and expense of $1.5 million for 2005 and 2004, respectively. Interest income increased during 2005 due to the increase in interest rates and the mix of investments. In 2004, we made an additional $1.5 million investment in an equity method investment which was expensed immediately under the equity method of accounting due to the fact that our share of the accumulated losses exceeded the investment amount.
          Income Tax Benefit (Expense). We recorded income tax expense of $0.1 million for 2005 and $1.0 million for 2004.
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
          Income from discontinued operations. We recorded income from discontinued operations of $10.2 million during 2004 and $27.3 million for 2005. Income from discontinued operations consisted of (in thousands):

	Year Ended December 31,
	2004(1)	2005
Loss from Davidge operations	$(1,148)	$(31)
Income from Edify operations	618	1,658
Income from Risk and Compliance operations	2,577	2,366
Gain on disposal of Davidge	9,254	—
Gain on disposal of Edify	—	24,985
Income tax expense	(1,127)	(1,653)

(1)	For Davidge, ten months ended October 31, 2004 prior to sale
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
Liquidity and Capital Resources
          The following tables show information about our cash flows during the years ended December 31, 2004, 2005 and 2006 and selected balance sheet data as of December 31, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$22,942	$(4,503)	$6,680
Changes in operating assets and liabilities	(38,186)	4,267	(3,736)

Net cash (used in) provided by operating activities	(15,244)	(236)	2,944
Net cash (used in) provided by investing activities	(12,534)	46,597	31,626
Net cash used in financing activities	(6,239)	(3,877)	(50,155)
Effect of exchange rates on cash and cash equivalents	527	(599)	89

Net (decrease) increase in cash and cash equivalents	$(33,490)	$41,885	$(15,496)

	As of December 31,
	2005	2006
	(in thousands)
Cash and cash equivalents	$85,108	$69,612
Short-term investments	44,170	21,392
Working capital (1)	106,250	83,227
Total assets	344,523	307,805
Total stockholders’ equity	252,386	224,229

(1)	Working capital includes deferred revenues of $27.5 million and $29.3 million as of December 31, 2005 and 2006, respectively.
          Operating Activities. During the year ended December 31, 2006, cash provided by operations was $2.9 million compared to cash used by operations of $0.2 million and $15.2 million in 2005 and 2004, respectively. The change in net cash flows from operating activities before changes in operating assets and liabilities was an increase of $11.2 million reflecting improvement in cash provided from continuing operations. Non-cash expenses of depreciation and intangible amortization decreased $1.6 million in 2006 which reflects $0.6 million decrease related to the disposal of the FRS and Edify segments. The change in operating assets and liabilities primarily reflects timing differences between the collection of fees billed and the payment of operating expenses. The increase of accounts receivables from 2005 is due to increased quarterly revenues as well as an increase in days sales outstanding during our reorganization in late 2005. We improved our collections as we have decreased days outstanding by the end of 2006. Restructuring expense was $15.0 million and $14.5 million in 2005 and 2006, respectively. The restructuring reserve increased by $4.0 million to $19.5 million in 2006. This reflects payments of $10.0 million in 2006 and non-cash expense of $0.5 million for stock compensation.

     Cash provided by operations for the year ended December 31, 2006 included the effects of:
•	our net income of $17.9 million;

•	non-cash charges of $13.1 million of depreciation and amortization;

•	gain on the disposal of Edify of $0.6 million and gain on disposal of the Risk and Compliance business of $32.1 million less expenses of $0.5 million related to the sales;

•	provision for doubtful accounts receivable and billing adjustments of $1.3 million;

•	stock based compensation expense of $5.7 million;

•	a $0.9 million loss on disposal of property and equipment:

•	an increase of $9.4 million in accounts receivable due to the increase of net revenues;

•	a decrease in accrued expenses and other liabilities of $1.8 million for changes to accrued merger reserves;

•	a $7.9 million increase in deferred revenues resulting from increases of deferred services and support fees; and

•	changes in other operating assets and liabilities of $0.4 million.
     Cash used in operations for the year ended December 31, 2005 included the effects of:
•	our net loss of $1.1 million;

•	gain on the disposal of Edify of $24.9 million;

•	non-cash charges of $14.7 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $5.2 million;

•	a $1.0 million loss on disposal of property and equipment;

•	a decrease of $4.9 million in prepaid expenses and other assets; and

•	changes in other operating assets and liabilities of $0.6 million.
     Cash used in operations for the year ended December 31, 2004 included the effects of:
•	our net income of $15.6 million, which included the gain on the sale of a subsidiary of $8.6 million and $1.5 million equity in net loss of affiliate;

•	non-cash charges of $14.0 million of depreciation and amortization;

•	provision of doubtful accounts receivable and billing adjustments of $0.4 million;

•	a decrease in accrued expenses and other liabilities of $10.1 million;

•	an increase of $19.9 million in accounts receivable;

•	a decrease in deferred revenues of $6.4 million; and

•	changes in other operating assets and liabilities of $1.8 million.
          Investing Activities. Cash provided by investing activities was $31.6 million for the year ended December 31, 2006 compared to $46.6 million for the same period in 2005, and cash used in investing activities of $12.5 million in 2004.
          During the year ended 2006, we:
•	paid $14.0 million to the sellers of Mosaic in settlement of the earn-out of which $12.9 million was accrued in 2005;

•	converted $22.8 million, net, from short-term investments to cash and cash equivalents lowering our short-term investments to $21.4 million;

•	received net proceeds from the sale of the Risk and Compliance segment of $32.0 million;

•	received cash held in escrow of $3.5 million related to the sale of the Risk and Compliance segment;

•	received $0.6 million working capital adjustment from the sale of Edify; and

•	acquired $6.3 million of property and equipment as we financed $7.0 million of equipment through capital leases.
          During the year ended 2005, we:
•	converted $21.1 million, net, from short-term investments to cash and cash equivalents lowering our short-term investments to $44.2 million;

•	received net proceeds from the sale of the Edify segment of $33.2 million;

•	purchased $6.9 million of property and equipment as we financed $0.5 million of equipment as capital leases; and

•	paid approximately $0.9 million in connection with the acquisition of the Providus business.
          During the year ended 2004, we:
•	spent $39.4 million in cash in connection with acquisitions;

•	received net proceeds from the sale of the Davidge segment of $12.9 million;

•	converted $22.2 million, net, from short-term investments to cash and cash equivalents;

•	purchased $6.8 million of property and equipment as we financed $2.9 million of equipment as capital leases; and

•	invested $1.5 million in an equity investment.

          Financing Activities. Cash used by financing activities was $50.2 million for the year ended December 31, 2006 compared to cash used in financing activities of $3.9 million and $6.2 million in 2005 and 2004, respectively.
          During the year ended 2006, we:
•	repurchased $55.8 million of our common stock in December 2006 as part of our review of strategic alternatives;

•	received $5.4 million from the sale of common stock under our employee stock option plans;

•	received $2.5 million from a sale lease back transaction in which we sold equipment purchased in 2006 and then in turn leased it back as a capital lease; and

•	paid $2.3 million for capital lease obligations.
          During the year ended 2005, we:
•	received $1.1 million from the sale of common stock under our employee stock option plans;

•	repurchased $3.4 million of our common stock; and

•	paid $1.6 million for capital lease obligations.
          During the year ended 2004, we:
•	received $6.0 million from the sale of common stock under our employee stock option plans;

•	repurchased $11.2 million of our common stock; and

•	paid $1.1 million for capital lease obligations.
          Commitments. In connection with the lease of certain offices, we issued standby letters of credit in the amount of $4.9 million to guarantee certain obligations under the lease agreements. The amount of the letter of credit reduces as our rent obligation declines. At December 31, 2006, there were no drawings outstanding under the letters of credit.
          As of December 31, 2006, we do not have any borrowing arrangements.
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

     Future minimum payments under operating and capital leases, operating sublease income, and purchase obligations to vendors are as follows (in thousands):

				Greater
	Less than	1 — 3		than 5
	1 year	years	3 — 5 years	years	Total
Operating leases	$11,925	$20,801	$13,065	$5,346	$51,137
Capital leases	3,258	4,036	—	—	7,294
Purchase obligations	4,954	5,603	1,353	—	11,910

Total	$20,137	$30,440	$14,418	$5,346	$70,341

Operating sub-lease income	$(2,111)	$(3,918)	$(3,022)	$—	$(9,051)
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
Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
     The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenues and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss).” Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. Generally, our expenses are denominated in the same currency as our revenues and the exposure to rate changes is minimal. In general we do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. We entered into a long-term hosting agreement with a customer wherein we will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting arrangement. Consequently, during the quarter ended March 31, 2005, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we record financial instruments on the balance sheet at fair value. We estimate the fair value of financial instruments using available market information and appropriate valuation techniques. Changes in financial instruments’ fair value are recognized in earnings unless the instrument qualifies as a hedge under SFAS No. 133 and meets specific hedge accounting criteria. Qualifying financial instruments’ gains and losses are deferred in accumulated comprehensive income for cash flow hedges until the time to offset the hedged item. As of December 31, 2006 the fair value of these options was $27,000. We do not use financial instruments for trading purposes. The net assets of our foreign operations at December 31, 2006 were approximately $6.6 million.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors
   and Stockholders of S1 Corporation:
We have completed integrated audits of S1 Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 16, 2007

S1 CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2006
	(in thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$85,108	$69,612
Short-term investments	44,170	21,392
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $5,810 and $4,249 at December 31, 2005 and 2006 respectively	48,659	53,371
Prepaid expenses	4,885	4,036
Other current assets	3,870	2,308

Total current assets	186,692	150,719
Property and equipment, net	11,351	12,137
Intangible assets, net	18,375	12,903
Goodwill	125,808	125,300
Other assets	2,297	6,746

Total assets	$344,523	$307,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,292	$3,750
Accrued compensation and benefits	8,267	9,642
Accrued restructuring	7,675	9,092
Accrued other expenses	17,587	12,801
Accrued purchase price consideration	12,900	—
Deferred revenues	27,499	29,265
Current portion of capital lease obligation	1,222	2,942

Total current liabilities	80,442	67,492
Capital lease obligation, excluding current portion	791	3,865
Accrued restructuring, excluding current portion	7,810	10,386
Other liabilities	3,094	1,833

Total liabilities	92,137	83,576

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 749,064 shares at December 31, 2005 and 2006, respectively	10,000	10,000
Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 74,410,099 and 61,290,973 shares at December 31, 2005 and 2006, respectively	744	613
Additional paid-in capital	1,915,617	1,845,529
Common stock held in treasury, at cost. 4,053,886 and 0 shares at December 31, 2005 and 2006, respectively	(25,000)	—
Accumulated deficit	(1,647,204)	(1,629,302)
Accumulated other comprehensive income (loss):
Net gain (loss) on derivative financial instruments, net of tax	104	(168)
Cumulative foreign currency translation adjustment, net of tax	(1,875)	(2,443)

Total stockholders’ equity	252,386	224,229

Total liabilities and stockholders’ equity	$344,523	$307,805

See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except share and per share data)
Revenues:
Software licenses	$30,298	$27,336	$29,788
Support and maintenance	39,158	44,289	44,094
Professional services	76,075	65,345	70,297
Data center	37,355	40,000	46,856
Other	2,270	2,170	1,275

Total revenues	185,156	179,140	192,310

Operating expenses:
Cost of software licenses	5,207	4,915	4,588
Cost of professional services, support and maintenance (1)	54,289	63,592	65,231
Cost of data center (1)	18,279	19,227	22,354
Cost of other revenue	1,635	1,998	1,103
Selling and marketing	22,487	28,141	27,658
Product development	41,086	40,395	38,937
General and administrative	24,407	25,998	26,694
Merger related and restructuring costs	—	15,030	12,485
Depreciation	9,013	8,862	7,840
Amortization of intangible assets	878	1,311	1,310

Total operating expenses	177,281	209,469	208,200

Operating income (loss)	7,875	(30,329)	(15,890)
Interest and other (expense) income, net	(1,515)	2,063	4,929

Income (loss) before income tax expense	6,360	(28,266)	(10,961)
Income tax expense	(964)	(116)	(1,278)

Income (loss) from continuing operations	5,396	(28,382)	(12,239)
Income from discontinued operations, net of taxes	10,174	27,325	30,141

Net income (loss)	$15,570	$(1,057)	$17,902

Basic earnings (loss) per share:
Continuing operations	$0.08	$(0.40)	$(0.17)
Discontinued operations	0.14	0.38	0.42

Net income (loss) per share	$0.22	$(0.02)	$0.25

Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.40)	$(0.17)
Discontinued operations	0.14	0.38	0.42

Net income (loss) per share	$0.21	$(0.02)	$0.25

Weighted average common shares outstanding — basic	70,612,973	70,359,200	70,779,502

Weighted average common shares outstanding — fully diluted	73,130,026	n/a	n/a

(1)	Cost of professional services, support and maintenance and cost of data center excludes charges for depreciation.
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$15,570	$(1,057)	$17,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,010	14,711	13,061
Gain on disposal of discontinued operations, net of tax	(8,559)	(24,850)	(32,153)
Provision for doubtful accounts receivable and billing adjustments	421	5,152	1,301
Equity in net loss of affiliate	1,500	—	—
Expense for stock based compensation	—	570	5,663
Loss on disposal of property and equipment	—	971	906
Changes in operating assets and liabilities
Increase in accounts receivable	(19,884)	(660)	(9,435)
(Increase) decrease in prepaid expenses and other assets	(1,314)	4,881	710
Decrease in accounts payable	(457)	(362)	(1,121)
Decrease in accrued expenses and other liabilities	(10,141)	(536)	(1,814)
(Decrease) increase in deferred revenues	(6,390)	944	7,924

Net cash (used in) provided by operating activities	(15,244)	(236)	2,944

Cash flows from investing activities:
Cash paid in connection with acquisition of businesses	(39,434)	(857)	(14,000)
Proceeds from sale of subsidiary	12,924	33,232	32,639
Maturities of short-term investment securities	82,752	73,500	56,700
Purchases of short-term investment securities	(60,523)	(52,422)	(33,922)
Investment in equity method investment	(1,500)	—	—
Amounts held in escrow related to sale of business	—	—	(3,500)
Purchases of property, equipment, and technology	(6,753)	(6,856)	(6,291)

Net cash (used in) provided by investing activities	(12,534)	46,597	31,626

Cash flows from financing activities:
Proceeds from employee stock option exercises	6,005	1,139	5,351
Repurchase of common stock held in treasury	(11,155)	(3,407)	—
Repurchase and retirement of common stock	—	—	(55,754)
Proceeds from sale-lease back transactions	—	—	2,502
Payments on capital lease obligations	(1,089)	(1,609)	(2,254)

Net cash used in financing activities	(6,239)	(3,877)	(50,155)

Effect of exchange rate changes on cash and cash equivalents	527	(599)	89

Net (decrease) increase in cash and cash equivalents	(33,490)	41,885	(15,496)
Cash and cash equivalents at beginning of year	76,713	43,223	85,108

Cash and cash equivalents at end of year	$43,223	$85,108	$69,612

Non-cash financing and investing activities:
Property and equipment acquired through leases	$2,899	$527	$7,048
Maintenance agreement financed through vendor	1,279	105	—
Accrual for additional purchase price consideration for business acquisitions	—	12,900	—
Accrual of working capital adjustment related to sale of subsidiary	—	—	664
Assets acquired, net of cash acquired	8,153	32	—
Liabilities assumed in acquisitions	5,551	123	—
Retirement of treasury stock	—	—	25,000
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

									Accumulated
					Additional				Other	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity	Income (Loss)
	(in thousands, except share data)
Balance at December 31, 2003	749,064	$10,000	73,230,760	$732	$1,907,918	(2,105,862)	$(10,438)	$(1,661,717)	$(2,681)	$243,814

Net income	—	—	—	—	—	—	—	15,570	—	15,570	15,570
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	762	762	762
Common stock issued upon the exercise of stock options	—	—	921,769	10	5,995	—	—	—	—	6,005	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(1,438,249)	(11,155)	—	—	(11,155)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$16,332

Balance at December 31, 2004	749,064	$10,000	74,152,529	$742	$1,913,913	(3,544,111)	$(21,593)	$(1,646,147)	$(1,919)	$254,996

Net loss	—	—	—	—	—	—	—	(1,057)	—	(1,057)	(1,057)
Change in net unrealized gain on cash flow hedges	—	—	—	—	—	—	—	—	118	118	118
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(575)	(575)	(575)
Realized gain on cash flow hedges	—	—	—	—	—	—	—	—	(14)	(14)	—
Realized cumulative foreign currency translation related to sale of business	—	—	—	—	—	—	—	—	619	619	—
Common stock issued upon the exercise of stock options	—	—	257,570	2	1,134	—	—	—	—	1,136	—
Deferred stock option compensation expense	—	—	—	—	570	—	—	—	—	570	—
Repurchase of common stock, held in treasury	—	—	—	—	—	(509,775)	(3,407)	—	—	(3,407)	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(1,514)

Balance at December 31, 2005	749,064	$10,000	74,410,099	$744	$1,915,617	(4,053,886)	$(25,000)	$(1,647,204)	$(1,771)	$252,386

Net income	—	—	—	—	—	—	—	17,902	—	17,902	17,902
Change in net unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	—	(314)	(314)	(314)
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(525)	(525)	(525)
Realized loss on cash flow hedges	—	—	—	—	—	—	—	—	42	42	—
Realized cumulative foreign currency translation related to sale of business	—	—	—	—	—	—	—	—	(43)	(43)	—
Common stock issued upon the exercise of stock options	—	—	1,410,949	14	5,337	—	—	—	—	5,351	—
Stock-based compensation expense	—	—	—	—	5,184	—	—	—	—	5,184	—
Repurchase and retirement of common stock	—	—	(10,476,189)	(105)	(55,649)	—	—	—	—	(55,754)	—
Retirement of treasury stock	—	—	(4,053,886)	(40)	(24,960)	4,053,886	25,000	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$17,063

Balance at December 31, 2006	749,064	$10,000	61,290,973	$613	$1,845,529	—	$—	$(1,629,302)	$(2,611)	$224,229

See accompanying notes to consolidated financial statements.

S1 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2005 and 2006
1. Business
          S1 Corporation (“S1”) is a global provider of software solutions for financial organizations including banks, credit unions and insurance companies. We operate and manage S1 in two business segments: Enterprise and Postilion segment. The Enterprise segment represents our global banking solutions business and our business with State Farm Mutual Automobile Insurance Company (“State Farm”). The Postilion segment represents the community financial business and global ATM/payments business. We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: the Americas region and the International region.
          Our Enterprise segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the Internet for personal, business and corporate online banking and trade finance, as well as full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. Enterprise also supports the insurance business. In the community bank and credit union market, our Postilion segment provides online personal and business banking applications as well as a telephone banking application in single-channel platform that offers a balance between cost, feature set and performance. In addition the Postilion segment offers our payments platform which provides software that operates ATM networks and point-of-sale (“POS”) debit card transaction processing networks.
          We license the right to use our software through a direct sales channel and with channel partners including information systems integrators and select core processors. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring data center revenues by charging our data center customers a monthly fixed fee or a fee based on the number of their end users who use the solutions we provide and the level of use of the solutions, subject to a minimum charge. Data center revenues also include fees associated with the sale of bill payment services to our customers. We also generate recurring revenues by charging our customers a periodic fee for maintenance. In some cases we generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time.
          We are headquartered in Norcross, Georgia, USA, with additional domestic offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Fairport, New York; Colorado Springs, Colorado; and West Hills, California; and international offices in Brussels, Cape Town, Dubai, Dublin, Johannesburg, London, Melbourne, Munich, Pune, Chertsey and Singapore. We are incorporated in Delaware.
2. Summary of Significant Accounting Policies
     Basis of presentation
          The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. During 2004 and 2005, we completed a total of four business acquisitions, which we discuss in Note 3. The results of operations and cash flows of these acquired businesses are included in our consolidated statements of operations and cash flows from their respective dates of acquisition.
          We sold our Risk and Compliance segment, which did business as FRS, in 2006. We also sold our Edify segment in 2005 and our wholly-owned subsidiary, Davidge Data Systems (“Davidge”) in 2004. We have accounted for each of these disposals as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” for financial reporting purposes. Accordingly, the Risk and Compliance, Edify and Davidge operating results are excluded from income from continuing operations and included in income from “discontinued operations”, net of taxes line in the consolidated statements of operations.

     Use of estimates
          We have made estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities and disclosure of liabilities to prepare these financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America. Actual results could differ from our estimates. Areas involving significant estimates include:
•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	valuation of acquired businesses;

•	determination of technological feasibility and capitalization of software development costs;

•	recognition of costs in connection with restructuring plans and merger-related activities;

•	reserves for contingencies;

•	valuation of stock based compensation; and

•	income taxes.
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
          Short-term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. Short term investments also include certain auction rate securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rates reset through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. All short-term investments are available for sale and are reported at amortized cost, which approximates fair value.
          Investments with a remaining maturity that exceed one year are reported in other assets. These investments are held to maturity and are reported at amortized cost, which approximates fair value. At December 31, 2005 and 2006, we had no investments whose remaining maturity exceeded one year.
          At December 31, 2006, we had restricted cash of $1.4 million designated for lease payments and other disbursements in our international businesses and $3.5 million held in escrow related to the sale of FRS. Restricted cash is included in other current assets or other assets depending upon expiration dates.

          The carrying values of accounts receivable, accounts payable, accrued compensation and benefits, and other accrued expenses approximate fair value due to the short-term nature of these assets and liabilities. The carrying value of our capital lease obligations approximates their fair value given their market rates of interest and maturity schedules.
     Accounts receivable and allowance for doubtful accounts and billing adjustments
          Accounts receivable includes amounts billed to customers and unbilled amounts of revenue earned in advance of billings. Unbilled receivable balances arise primarily from our performance of services in advance of billing terms on contracted software implementation services where these services are considered essential to the functionality of the software and percentage of completion accounting is applied. Generally, billing occurs at the achievement of milestones that correlate with progress towards completion of implementation services. Accounts receivable are recorded at the invoiced amount or the earned amount and do not bear interest. We have established a discount allowance for estimated billing adjustments and an allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for uncollectible amounts as a component of selling expense. We review specific accounts, including substantially all accounts with past due balances over 90 days, for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs. These estimates are reviewed quarterly and are based on historical discounts, concessions and write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Accounts receivable are charged off against the allowance when we estimate it is probable the receivable will not be recovered.
     Property and equipment
          We report property and equipment at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the related assets. We amortize leasehold improvements using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Gains or losses recognized on disposal or retirement of property and equipment are recognized in the consolidated statement of operations.
          The estimated useful lives of property and equipment are as follows:

Furniture and fixtures	5 years
Computer equipment (1)	1.5 to 3 years
Software	3 years

(1)	Computer equipment under capital lease is depreciated over the term of the lease agreement which approximates the equipment’s economic useful life.
     Goodwill
          We have recorded goodwill in connection with the acquisition of businesses accounted for using the purchase method.
          Under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, we are required to perform an impairment test of goodwill at least once annually and upon the occurrence of a triggering event. We have elected to test our goodwill for impairment as of October 1st each year. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value in future periods, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge as part of income (loss) from operations. Based upon the results of our annual impairment test in October 2004, 2005 and 2006, no impairments were identified.

     Other long-lived assets
          We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of these assets that should be written off.
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
     Cost-basis and equity method investments
          Other assets include investments in entities that we account for on the cost basis and an investment in Yodlee, Inc., which is accounted for using the equity method and is discussed in Note 19. We account for investments in affiliated entities, which we do not manage and over which we exert significant influence, using the equity method. The equity method of accounting requires us to record our share of the net operating results of the investee in our consolidated statements of operations. We adjust the carrying value of our equity method investments for our share of their net operating results, unless and until our share of their underlying net assets has been reduced to $0. At the end of each period, we assess the recoverability of these cost basis and equity method investments by comparing their carrying value, including goodwill, to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If we determine that the carrying value is not recoverable and that the impairment is other than temporary, we reduce the asset to its estimated fair value. Since our share of Yodlee’s underlying net assets was $0 at December 31, 2001 and we have not made any commitments to Yodlee to provide additional funding, we did not record our share of Yodlee’s operating results in 2004, 2005 and 2006, and we will not record our share of any future operating results until our basis in Yodlee increases above $0, if ever. In 2004, we made additional investments totaling $1.5 million in Yodlee which we expensed immediately as these investments represented our funding of our share of Yodlee’s prior losses previously suspended under the equity method of accounting as described above.
     Concentration of credit risk
          We derive a significant portion of our revenue from products and services we provide to the banking industry and other financial services firms such as insurance and securities brokerage companies. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services.
          Our business success depends in part on our relationships with a limited number of large customers. For the years ended December 31, 2004, 2005 and 2006, one customer represented 26%, 25% and 25%, respectively of total revenues from continuing operations. One customer represented 38% and 34% of total receivables at December 31, 2005 and 2006, respectively.
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
          For term license arrangements, sometimes referred to as subscription licenses, where we allow customers the rights to use software and receive unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is generally recognized ratably over the term of the arrangement. For certain customers, the subscription fee also entitles the customer to receive data center services.
          Support and maintenance revenue. Revenues for post-contract customer support and maintenance are recognized ratably over the contract period. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades.
          Professional services revenue. Revenues derived from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Revenues from professional services where services are deemed to be essential to the functionality of the software are recognized using the percentage of completion method. For other revenues from professional services that are provided on a fixed fee basis, revenues are recognized pursuant to Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” on a proportional performance method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.
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
          Cost of revenues. Direct software license costs consist primarily of the cost of third-party software used in our products and the amortization of purchased technology. Support and maintenance and professional services direct costs are primarily personnel and related infrastructure costs, including stock-based compensation expense. Direct data center costs consist of personnel costs, including stock-based compensation expense, and infrastructure to support customer installations that we host in one of our data centers. Costs of revenues exclude charges for depreciation of property and equipment.
     Product development
          Product development includes all research and development expenses and software development costs. Generally, product development costs include personnel and related infrastructure costs, including stock-based compensation expense. We expense all research and development expenses as incurred. We expense all software development costs associated with establishing technological feasibility, which we define as completion of beta testing. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying consolidated financial statements.
     Restructuring and merger related costs
          Merger related costs include expenses related to integrating the products and platforms of acquired companies, training personnel on new products acquired, establishing the infrastructure and consolidating the operations of acquired companies and expenses as incurred.
          In 2003 and previous years, we incurred restructuring charges. In subsequent periods, we re-assessed the initial assumptions and estimates made in connection with these restructuring plans based on current information and, as a result, recorded additional charges for the estimated incremental costs of exiting certain activities under this restructuring plan. See Note 10 for further discussion of these restructuring activities.
          During the fourth quarter of 2005, we approved a restructuring plan to change our organization to reduce operating costs and align the Company with the needs of our customers. Under the new structure, we were organized in business units, each of which was designed around solution sets and addressable markets. See Note 10 for further discussion of these activities.
          During the fourth quarter of 2006, we approved a plan to realign our operating segments to further reduce costs and accelerate our ability to execute against a business plan of establishing independent business units. Under the new structure, our goal is to empower these business units to meet the needs of the markets and customers they serve. See Note 10 for further discussion of these restructuring activities.
          We establish accruals for pre-acquisition contingencies that existed at the date of acquisition in connection with the acquisition of certain businesses. As those contingencies are resolved, we reduce the related liabilities for any related cash disbursements or changes in estimate. Any difference in the actual settlement amount or any change in estimate is reflected as an adjustment to income, expense or goodwill within this line item in the period of resolution or adjustment.

     Interest, investment and other(expense) income, net
          Interest, investment and other (expense) income, net (in thousands) is comprised of the following:

	For the year ended
	December 31,
	2004	2005	2006
Interest and investment income	$2,108	$3,299	$5,896
Interest expense	(584)	(498)	(543)
Equity in net loss of affiliate	(1,500)	—	—
Other	(1,539)	(738)	(424)

Total	$(1,515)	$2,063	$4,929

     Income taxes
          We use the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. We establish a valuation allowance to reduce the deferred income tax assets to the level at which we believe it is more likely than not that the tax benefits will be realized. See Note 13 for further discussion of our income taxes.
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
          On December 16, 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123. Statement 123R supersedes APB Opinion No. 25 and amends SFAS No. 95. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees during the period to be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the “modified prospective” method. Under this method, the compensation expense recognized during the year ended December 31, 2006, included compensation expense for share based compensation granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for share-based compensation granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We did not change our method of attributing the value of stock-based compensation to expenses. Under both SFAS No. 123 and SFAS No. 123R the expense is amortized on a straight-line basis over the options’ vesting period. Pro forma results have not been restated. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.
          We maintain certain stock compensation plans providing for the grant of stock options, restricted stock (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and employees. For stock options and SARs, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. In determining the fair value, management makes certain estimates related primarily to the expected term of the option, the volatility of our stock and the risk-free interest rate. These assumptions affect the estimated fair value of the option. As such, these estimates will affect the compensation expense we record in future periods. These assumptions generally require significant analysis and judgment. Some of the assumptions will be based on external data, while some assumptions will be derived from our historical experience with share-based payments. We currently estimate expected term using our historical exercise and post-vesting cancellation activity. We currently estimate volatility by considering our historical stock volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with the remaining term equal to the expected term used as the input to the Black-Scholes model. We estimated the forfeitures using a weighted-average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. The fair value of the RSUs are determined by the market price of our stock on the date of grant.
          The fair values for stock options were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2005	2006
Expected dividend yield	0%	0%	0%
Expected volatility	101.9%	66.9%	51.9%
Risk-free interest rate	3.6%	4.3%	4.7%
Expected term	4.0 years	4.0 years	4.0 years
          The fair values for cash-settled SARs were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2006
Expected dividend yield	0%
Expected volatility	59.1%
Risk-free interest rate	4.6%
Expected term	4.9 years

          The following table shows the increase in our loss from continuing operations, decrease in our income from discontinued operations and net income as a result of adopting SFAS No. 123R on January 1, 2006 compared to the results had we continued to account for stock-based employee compensation under APB No. 25 (in thousands, except for per share data):

2006
Increase in loss from continuing operations	$(4,420)
Decrease in income from discontinued operations	(154)

Decrease in net income	$(4,574)

          Basic and diluted net income per share for twelve months ended December 31, 2006 would have been $0.32 had we not adopted SFAS No. 123R, compared to reported basic and diluted net income per share of $0.25.
          The following table shows the effect on net loss and net loss per share had we determined compensation cost based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123 for the twelve months ended December 31, 2004 and 2005, our net income would have decreased to the pro forma net loss amounts indicated below (in thousands, except per share data):

	2004	2005
Net income (loss), as reported	$15,570	$(1,057)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	570
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25,143)	(13,070)

Pro forma net loss	$(9,573)	$(13,557)

Basic and diluted net income (loss) per share:
As reported — basic	$0.22	$(0.02)
As reported — diluted	0.21	(0.02)
Pro forma — basic and diluted	(0.14)	(0.19)
          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods.
          The above pro forma disclosure was not presented for the twelve month periods ended December 31, 2006 because stock-based compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.

          The following table shows the stock-based compensation expense included in the condensed consolidated statements of operations for 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Costs and expenses:
Cost of professional services, support and maintenance	$—	$—	$481
Cost of data center	—	—	76
Selling and marketing	—	—	1,575
Product development	—	—	978
General and administrative	—	—	1,874
Merger related and restructuring costs	—	570	525
Discontinued operations	—	—	154

Total stock-based compensation expense	$—	$570	$5,663

          There was no capitalized stock-based compensation cost as of December 31, 2006. There were no recognized tax benefits during the twelve months ended December 31, 2006.
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
          We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment as of December 31, 2006, of our approximate $243.7 million of domestic tax net operating loss carryforwards associated with the group of companies included in the S1 Corporation consolidated federal income tax return, the benefit of approximately $201.9 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, we have approximately $96.5 million of foreign tax net operating loss carryforwards respectively unaffected by this accounting treatment.

     Net income (loss) per share
          We calculate earnings per share using the two-class method during periods which we recorded net income, as prescribed by SFAS No. 128, “Earnings Per Share”. For periods in which we record a net loss from continuing operations, we calculate all other reported diluted per-share amounts by dividing those amounts by the weighted average number of common shares outstanding during the period.
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
          Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in our the earnings. Because of our net losses from continuing operations in the years ended December 31, 2005 and 2006, the issuance of additional shares of common stock through the exercise of stock options or upon the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our net loss per share for that period. See Note 20 for more information.
     Foreign currency translation
          We translate the financial statements of our international subsidiaries into U.S. dollars at current exchange rates, except for revenues and expenses, which are translated at average exchange rates during each reporting period. Currency transaction gains or losses, which we include in our results of operations, are immaterial for all periods presented. We include net exchange gains or losses resulting from the translation of assets and liabilities as a component of accumulated other comprehensive loss in stockholders’ equity.
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
     Recent accounting pronouncements
          In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Correction — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. SFAS No. 154 had no impact on our financial statements.
          In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006 on our consolidated financial statements, and we will be required to adopt this interpretation in the first quarter of 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.
          In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements by Current Year Financial Statements”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 did not have a material impact on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
          In June 2006, the FASB ratified EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). Under EITF 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We will continue to report taxes collected from customers on a net presentation basis after adoption of EITF 06-03.
3. Business Acquisitions
          On July 16, 2005, we purchased substantially all of the assets of Providus Software Solutions, Inc., a wholly owned subsidiary of Zions Bancorporation that offered risk management and regulatory compliance products. We paid cash consideration of $0.9 million, including approximately $20,000 in acquisition costs, upon the closing of the transaction and agreed to pay additional consideration based on the achievement of certain revenue targets through 2010. This business was part of our Risk and Compliance segment sold in August 2006.
          On November 12, 2004, we purchased the outstanding stock of Mosaic Software Holdings Limited (“Mosaic”), a United Kingdom based provider of solutions that drive ATMs and electronic payments. The acquisition was intended to add a financial transaction solution to our suite of products and enable us to offer financial services providers and retailers an ATM and payments solution which complements our suite of front-office products. Under the terms of the transaction, we paid $37.0 million in cash upon the closing of the transaction and committed to pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic achieving certain financial metrics during its fiscal year ending May 31, 2005. We incurred approximately $1.0 million of expenses associated with this transaction. For accounting purposes, we treated the acquisition as if it had occurred on November 12, 2004. Accordingly, our consolidated results of operations for the year ended December 31, 2004 include approximately one and a half months of operating results for Mosaic.
          In the fourth quarter of 2005, we recorded $12.9 million related to the earn-out payment under the purchase agreement. At that time, we intended to place the remaining possible earn-out of $2.1 million into escrow, which would have been paid upon resolution of a contingency. However, on March 29, 2006, we and the sellers of Mosaic settled all obligations such that the aggregate earn-out would be $14.0 million. Therefore, in the first quarter of 2006, we recorded an additional $1.1 million related to the earn-out payment under the purchase agreement. The $14.0 million payment to the sellers of Mosaic was made on March 31, 2006. The total $14.0 million payment was accounted for as additional purchase price and increased goodwill, $12.9 million of which was recorded in the fourth quarter of 2005. The $14.0 million dollar payment brought the total purchase price of Mosaic to $52.0 million.
          On August 4, 2004, we purchased the outstanding stock of X/Net Associates, Inc. (“X/Net”), a Rochester, New York based provider of lending solutions to financial institutions. The acquisition was intended to strengthen our product offering around lending solutions and accelerate the development of our lending functionality. We paid cash consideration of $4.0 million for this business and incurred approximately $0.1 million of expenses in connection with the acquisition. We have included the results of X/Net in our results of operations from the date of the acquisition. For accounting purposes, we treated the acquisition as if it had occurred on August 1, 2004. Accordingly, our consolidated results of operations for the year ended December 31, 2004 include five months of operating results for X/Net. Under the agreement, additional consideration may be paid to one shareholder of X/Net, who is also an S1 employee, if certain financial metrics are achieved. There was a maximum of $1.0 million that could have been earned in the period from August 1, 2004 through July 31, 2005 and $2.0 million that could be earned in the period from August 1, 2005 through July 31, 2006. In the fourth quarter of 2005, we reached an agreement with the shareholder of X/Net to settle the earn-out as of December 31, 2005. We recorded $0.2 million of contingent consideration as compensation expense in the year ended December 31, 2005. Additionally, we agreed to pay an additional $0.3 million in August 2007 and upon the completion of certain goals. We have $0.2 million in accrued expenses as of December 31, 2006 related to the 2007 payment. This payment is being accrued as compensation expense over the period in which it is earned.
          On May 16, 2004, we purchased a business unit from vMoksha Technologies, Private Limited (“vMoksha”), an Indian-based provider of software development, programming, infrastructure development and related services. This business unit consisted of a development center in Pune, India that had been previously providing software development, programming and other related services to us. The acquisition was intended to reduce our costs and allow us to have greater control over the quality of the development efforts undertaken. We paid cash consideration of approximately $1.2 million for the business unit. We have included the results of the business in our consolidated results of operations from the date of acquisition. In connection with this acquisition, we acquired approximately 240 employees. For accounting purposes, we treated the acquisition as if it had occurred on May 16, 2004. Accordingly, our consolidated results of operations for the year ended December 31, 2004 include approximately seven and a half months of operating results for the business unit.
          The Mosaic and X/Net businesses are included in the Postilion segment and the vMoksha business is part of the Enterprise segment.

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

	Providus	Mosaic	X/Net	vMoksha
Current assets	$—	$10,553	$18	$87
Property and equipment	32	594	—	433
Other non-current assets	—	300	—	—
Developed technology (1)	500	6,100	600	—
Customer relationship assets (2)	100	4,900	200	—
Goodwill (3)	348	34,136	4,008	888
Current liabilities	(123)	(4,537)	(743)	(210)
Non-current liabilities	—	(61)	—	—

Total purchase price	$857	$51,985	$4,083	$1,198

(1)	Developed technology for Mosaic, X/Net and Providus have an estimated useful life of five years.

(2)	Customer relationship asset for Mosaic has a useful life of ten years and for X/Net and Providus, it has an estimated useful life of five years.

(3)	Goodwill for Mosaic includes $14.0 million of consideration, paid in 2006 as earned contingent consideration.
          We did not present pro forma results of operations for these acquisitions because their effect was not significant, individually or in the aggregate.
4. Discontinued Operations
          On August 11, 2006, we completed the sale of our Risk and Compliance segment, which did business as FRS. Under the terms of the agreement, we received approximately $38.0 million in consideration with $3.5 million held in escrow. The agreement provided for a working capital adjustment. During the third quarter we paid out $1.0 million as a preliminary working capital adjustment. In the fourth quarter, we recorded a liability for an additional $0.7 million for the final capital adjustment making the total working capital adjustment $1.7 million. We recorded a gain of $31.6 million, net of tax in 2006. We recorded expenses of approximately $1.3 million in connection with the sale including legal fees and other expenses. Our consolidated balance sheet for December 31, 2006 includes approximately $0.9 million of net current liabilities, which includes the $0.7 million earn out payment, net of a receivable of $0.3 million for reimbursement of expenses we paid on behalf of FRS after the disposal, plus additional expenses still to be paid. In addition, there is $3.5 million of cash held in escrow in other assets relating to the sale. FRS contracted with S1’s Pune, India location to continue to provide development and administrative services. We do not have any significant involvement in the operations of FRS after the disposal.
          On December 30, 2005 we completed the sale of our Edify segment. Under the terms of the agreement, we received approximately $33.5 million in cash. We recorded a gain of $24.4 million, net of tax in 2005. We recorded expenses of approximately $4.4 million in connection with the sale including legal fees and employee severance payments. In 2006, we resolved the working capital adjustment provision of the agreement. We received $554,000 in the second quarter of 2006 bringing the total sale price to $34.1 million. In addition, under the agreement, we have contracted to continue to be a reseller of Edify products following the closing of the transaction. Activity under the reseller agreement has not been and is not expected to be significant in the future.
          On November 1, 2004, we completed the sale of our wholly-owned subsidiary, Davidge Data Systems. Under the terms of the agreement, we received approximately $12.9 million in cash. We recorded a gain of $8.6 million, net of tax in 2004. We recorded expenses of approximately $1.4 million in connection with the sale including legal fees and employee severance payments. In the second quarter of 2005, we recorded an income tax benefit of $0.5 million related to the final calculation of the taxable gain on sale of the Davidge business.

          We have accounted for the disposal of Risk and Compliance, Edify and Davidge as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, Risk and Compliance, Edify and Davidge results for current and prior year periods are presented in the discontinued operations section of the consolidated statement of operations.
          Revenues and income from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2004(1)	2005	2006(2)
Revenues
Davidge	$5,650	$—	$—
Edify	36,848	34,085	—
Risk and Compliance	21,198	24,927	12,434

Pretax (loss) income from discontinued operations:
Davidge	$(1,148)	$(31)	$—
Edify	618	1,658	—
Risk and Compliance	2,577	2,366	(1,947)
Gain on disposal of Davidge	9,254	—	—
Gain on disposal of Edify	—	24,985	457
Gain on disposal of Risk and Compliance	—	—	31,597
Income tax (expense) benefit	(1,127)	(1,653)	34

Income from discontinued operations	$10,174	$27,325	$30,141

(1)	For Davidge, ten months ended October 31, 2004 prior to sale

(2)	For Risk and Compliance, approximately seven and a half months ended August 10, 2006 prior to sale.
          Assets and liabilities of the discontinued operations were as follows (in thousands):

	August 10,	December 31,
	2006	2005
Current assets	$8,373	$8,605
Property and equipment, net	1,075	525
Other non-current assets	142	274
Intangible assets	480	—
Goodwill	1,558	4,886
Current liabilities	(7,557)	(10,601)
Long term tax liabilities	(560)	—

Net assets of discontinued operations	$3,511	$3,689

          Previously, we had arrangements between our Enterprise segment (continuing operations) and our Edify segment (discontinued operations) to provide services to each other’s customers. Intercompany revenues and expenses were recorded in each segment and were eliminated in consolidation. These agreements were terminated in connection with the sale of the Edify business. The table below represents intercompany revenues recorded in our continuing operations and our discontinued operations.

	2004	2005
	(in thousands)
Continuing operations	$164	$120
Discontinued operations	1,994	1,633

          In connection with the sale of Edify, we entered into a reseller agreement with the party that acquired Edify to continue to sell Edify’s products to our existing customers and future customers. We will not have any significant involvement in the operations of Edify after the disposal. Activity under the reseller agreement has not been and will not be significant in the future.
5. Investments
          We had short-term investments at December 31, 2005 and 2006 of $44.2 million and $21.4 million, respectively. The fair value of our short-term investments did not significantly differ from their carrying values at December 31, 2005 and 2006.
6. Accounts Receivable
          Accounts receivable include unbilled receivables of approximately $24.3 million at December 31, 2005 and $15.5 million at December 31, 2006. Unbilled receivables generally represent revenue recognized on contracts for which billings have not been presented to the customers in accordance with the terms of the contracts at the respective balance sheet date. We expect to bill these amounts within one year.
7. Property and Equipment
          Property and equipment as of December 31, 2005 includes computer equipment under capital leases with original cost and accumulated amortization of approximately $3.5 million and $1.5 million, respectively. Property and equipment as of December 31, 2006 includes computer equipment under capital leases with original cost and accumulated depreciation of approximately $10.6 million and $3.9 million, respectively.
          Property and equipment consist of the following:

	December 31,
	2005	2006
	(in thousands)
Leasehold improvements	$5,749	$3,162
Furniture and fixtures	4,827	3,112
Computer equipment	20,778	23,626
Software	10,056	7,668

	41,410	37,568
Accumulated depreciation and amortization	(30,059)	(25,431)

	$11,351	$12,137

8. Goodwill and Other Intangible Assets
          At December 31, 2006, our other intangible assets consists of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(in thousands)
Purchased and acquired technology	$19,489	$(13,553)
Customer relationships	12,000	(5,033)

Total	$31,489	$(18,586)

          We recorded amortization expense of $3.4 million, $5.0 million and $4.9 million during the years ended December 31, 2004, 2005 and 2006, respectively. Amortization of acquired technology included in cost of license was $2.5 million, $3.7 million and $3.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. We estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2007	2008	2009	2010	2011
Enterprise	$662	$85	$—	$—	$—
Postilion	3,328	3,081	2,200	1,090	1,038
          The changes in the carrying value of our goodwill for the year ended December 31, 2006 are as follows:

			Risk and
	Enterprise	Postilion	Compliance	Total
	(In thousands)
Balance, December 31, 2005	$37,819	$86,431	$1,558	$125,808
Additional consideration	—	1,100	—	1,100
Utilization of acquisition related income tax benefits	(50)	—	—	(50)
Sale of Risk and Compliance	—	—	(1,558)	(1,558)

Balance, December 31, 2006	$37,769	$87,531	$—	$125,300

9. Derivative Financial Instruments
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
          We entered into a long-term hosting agreement with a customer wherein we will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, during the quarter ended March 31, 2005, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract.
          The foreign currency options are designated as cash flow hedges and the options with expiration dates of March 30, 2007 to March 31, 2009 are deemed effective in the period ended December 31, 2006. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss) and reclassified into sales in the period during which a specific hedged transaction affects earnings.
          The foreign currency option with the December 31, 2006 expiration date was designated as ineffective in the period ended December 31, 2006 and expired out of money. The premium paid for the December 31, 2006 option resulted in a loss of approximately $17,000, which was recognized in current earnings.

          For the twelve months ended December 31, 2006, we recorded a decrease in Accumulated Other Comprehensive Income (AOCI) of approximately $272,000 related to losses on the effective portion of our foreign currency cash flow hedges. The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by us during the applicable periods (in thousands):

Year Ended
December 31, 2006
Accumulated derivative net gain as of January 1, 2006	$104
Net change in fair value of derivatives	(314)
Net losses reclassified from AOCI into earnings	42

Accumulated derivative net loss as of December 31, 2006	$(168)

          Financial instruments held as part of the hedging transaction discussed above are recorded at fair value based upon comparable market transactions as quoted by the broker. The fair value and carrying amount of the options totaled $27,000 as of December 31, 2006. Deferred currency option premiums are included in other assets.
10. Restructuring and Merger Related Costs
          Components of merger related and restructuring costs are as follows:

	2004	2005	2006
	(in thousands)
Merger related costs	$—	$—	$(2,000)
Restructuring costs	—	15,030	14,485

Total	$—	$15,030	$12,485

Pre-2003 Restructuring Plans
          In 2003 and prior, we approved restructuring plans. In 2004, we adjusted our restructuring reserves as we re-occupied certain office space, re-hired certain employees who were previously terminated and adjusted our estimates based on sublease assumptions for certain vacant office space. In 2005 and 2006, we evaluated the sublease assumptions for our international office space and recorded an additional $1.1 million and $0.6 million, respectively, to reflect management’s current estimate of liability for this space.
          The restructuring charges from these plans and the utilization as of December 31, 2004, 2005 and 2006 and for the years then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total
Balance, December 31, 2003	$944	$10,312	$518	$11,774

Amounts utilized through December 31, 2004	(488)	(2,989)	(171)	(3,648)
Change in estimate	(456)	803	(347)	—

Balance, December 31, 2004	—	8,126	—	8,126

Amounts utilized through December 31, 2005	—	(3,245)	—	(3,245)
Change in estimate	—	1,113	—	1,113
Sale of Edify business	—	(194)	—	(194)

Balance, December 31, 2005	—	5,800	$—	$5,800

Amounts utilized through December 31, 2006	—	(1,248)	—	(1,248)
Change in estimate	—	609	—	609

Balance at December 31, 2006	$—	$5,161	$—	$5,161

2005 Restructuring Plan
          In the fourth quarter 2005, we approved a plan of reorganization to change the operating structure of our Enterprise and Postilion segments. Under the new structure, we are organized as business units designed around products and addressable markets. We believed that the new structure would effectively align the company with the needs of our customers. The expense reductions primarily related to our domestic and international financial institutions services solutions teams. The reductions include all functional areas of the groups affected. At December 31, 2005, we had eliminated 120 positions and closed or consolidated office facilities. In connection with this reorganization, we recorded $15.0 million in restructuring costs in 2005, primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets. Included in these charges are non-cash charges of $0.6 million for the acceleration of stock options and $0.7 million for the write-off of leasehold improvements related to abandoned office space. In 2006, we revised the assumptions around the subleasing of our facilities based on market conditions in the United States and recorded an additional $1.5 million to reflect management’s current estimate of liability for this office space. In 2006, we also recorded an additional $0.3 million to reflect employee termination benefits for employees who were placed on transition plans in 2005 and left the company in 2006.
          The restructuring charges from this plan and their utilization of December 31, 2005 and 2006 for the years then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total
2005 restructuring charge	$8,037	$5,104	$776	$13,917
Amounts utilized through December 31, 2005	(3,402)	(54)	(776)	(4,232)

Balance, December 31, 2005	4,635	5,050	$—	$9,685

2006 restructuring charge	333			333
Amounts utilized through December 31, 2006	(4,308)	(2,860)	—	(7,168)
Change in estimate	—	1,455	—	1,455

Balance at December 31, 2006	$660	$3,645	$—	$4,305

2006 Restructuring Plan
          In the fourth quarter 2006, we approved a plan to realign our operating segments. Under the new structure, our business units are organized around products to address global markets. We believe that the new structure will effectively align the company further with the needs of our customers. The personnel expense reductions are primarily related to our Enterprise segment and related corporate support groups. The reductions include all functional areas of the groups affected. As of December 31, 2006, we have eliminated 126 positions and closed or consolidated domestic office facilities. In connection with this reorganization, we recorded $12.1 million in restructuring costs in 2006, primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with abandoned office space and the write-off of related leasehold improvements. Included in these charges are non-cash charges of $0.5 million for the acceleration of stock options and $0.8 million for the write-off of leasehold improvements.
          The restructuring charges from this plan and the utilization as of December 31, 2006 and for the year then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total
2006 restructuring charge	$5,504	$5,805	$779	$12,088
Amounts utilized through December 31, 2006	(1,486)	189	(779)	(2,076)

Balance, December 31, 2006	$4,018	$5,994	$—	$10,012

          The remaining restructuring reserves at December 31, 2006 relates to future rent expense for vacated facilities, net of sublease income, severance payments to terminated employees and other costs. We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $19.5 million, of which we anticipate to pay approximately $9.1 million within the next twelve months. The leases expire on various terms through 2011.
Merger Related Costs
           In 2006, we reduced accrued expenses and recognized a benefit in merger related expense of $2.0 million in connection with a dispute over professional services during 2000. We reduced the accrual with legal consultation taking into consideration the applicable statute of limitations. The Company believes that no obligation exists at December 31, 2006.
11. Accrued Other Expenses
          Accrued other expenses consists of the following:

	December 31,
	2005	2006
	(in thousands)
Accrued service fees payable	$1,974	$1,975
Accrued for merger related costs and costs related to the disposal of a business	6,115	1,135
Sales and income taxes payable	1,838	1,520
Accrued contract losses	2,313	2,830
Other	5,347	5,341

	$17,587	$12,801

12. Commitments and Contingencies
     Lease commitments
          We lease office facilities and computer equipment under non-cancelable operating lease agreements, which expire at various dates through 2023. Total rental expense under these leases was $11.5 million, $10.3 million, and $8.3 million in 2004, 2005 and 2006, respectively.
          Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements are as follows (in thousands):

	Operating Lease	Sublease	Net Lease
	Commitments	Income	Commitments
2007	$11,925	$(2,111)	$9,814
2008	11,371	(2,033)	9,338
2009	9,430	(1,885)	7,545
2010	8,064	(1,824)	6,240
2011	5,001	(1,198)	3,803
Thereafter	5,346	—	5,346

	$51,137	$(9,051)	$42,806

          In connection with the lease on our former corporate offices, we issued to our landlord a standby letter of credit in the amount of $4.0 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline. At December 31, 2006, there were no drawings outstanding under the letter of credit. Additionally, we have issued letters of credit in the aggregate amount of $0.9 million to guarantee certain obligations for other leased facilities.
          Property and equipment as of December 31, 2005 includes computer equipment under capital leases with original cost and accumulated amortization of approximately $3.5 million and $1.5 million, respectively. Property and equipment as of December 31, 2006 includes computer equipment under capital leases with original cost and accumulated amortization of approximately $10.6 million and $3.9 million, respectively. Future minimum annual lease payments for the capital lease as of December 31, 2006 are as follows (in thousands):

2007	$3,258
2008	2,660
2009	1,376

$7,294
Less amount representing interest	(487)

6,807
Less current portion	(2,942)

Long-term capital lease obligations	$3,865

     Contractual commitments
          In the normal course of business, we enter into contracts with vendors. Some of these contracts include provisions for fixed or minimum purchase quantities. At December 31, 2006, our payment obligations under these contracts are $5.0 million for 2007, $4.3 million for 2008 and $1.4 million for 2009 and 2010, respectively.
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
     Guarantees
          We typically grant our customers a warranty that guarantees that our product will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify and agree to pay any judgment or settlement relating to a claim. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these agreements as of December 31, 2006.
     Sale-Leaseback Transaction
          In May 2006, we received $2.5 million for computer equipment and software (the “Assets”) in a sale-leaseback transaction. In accordance with SFAS No.13, we accounted for this lease as a capital lease. The Assets were initially purchased during the first quarter of 2006 and we had recorded $0.2 million of depreciation expense related to the Assets. The $0.2 million gain resulting from the transaction was deferred and is being amortized to depreciation expense over the life of the lease.

     Litigation
          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of its subsidiaries is a party or which their property is subject.
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
13. Income Taxes
          Income (loss) from continuing operations before income taxes consists of the following:

	2004	2005	2006
	(in thousands)
U.S. operations	$13,944	$(15,937)	$(5,417)
Foreign operations	(7,584)	(12,329)	(5,544)

	$6,360	$(28,266)	$(10,961)

          Income tax expense from continuing operations is summarized as follows:

	2004	2005	2006
	(in thousands)
Current:
Federal	$359	$(21)	$158
Foreign	462	(361)	386
State	143	127	734

Total current	$964	$(255)	$1,278

Deferred:
Federal	$—	$—	$—
Foreign	—	371	—
State	—	—	—

Total deferred	$—	$371	$—

Total income tax expense	$964	$116	$1,278

          A reconciliation of the income tax expense to the amount computed by applying the statutory federal income tax rate to the income (loss) from continuing operations before income tax benefit is as follows:

	2004	2005	2006
	(in thousands)
Income taxes (benefit) expense at federal statutory rate of 35%	$2,226	$(9,893)	$(3,836)
State income tax (benefit) expense, net of federal benefit	93	(140)	477
(Decrease) increase in valuation allowance related to current year operations	(1,713)	6,427	3,932
Foreign operations tax rate differences	228	73	4
Other foreign taxes	—	—	315
Other permanent items	130	3,649	386

Income tax expense	$964	$116	$1,278

     The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2005 and 2006 are as follows:

	2005	2006
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$154,009	$119,754
Equity in net loss of affiliate	20,299	20,299
Accrued expenses	7,887	4,129
Deferred revenue	8,080	10,295
Tax credit carryforwards	6,553	6,663
Restructuring	5,548	6,797
Property and equipment depreciation	1,626	702
Other	509	645

Total gross deferred income tax assets	204,511	169,284
Valuation allowance for deferred income tax assets	(199,173)	(165,576)

Total deferred income tax assets	5,338	3,708

Deferred income tax liabilities:
Identifiable intangibles	5,338	3,643
Other	—	65

Total gross deferred income tax liabilities	5,338	3,708

Net deferred income taxes	$—	$—

Included in:
Other current assets	$418	$423
Other liabilities	(418)	(423)

Net deferred income taxes	$—	$—

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
     At December 31, 2006, we had domestic and foreign net operating loss carryforwards and tax credit carryforwards of approximately $243.7 million, $96.5 million and $6.3 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2024 unless utilized. The foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2021. Our domestic net operating loss carryforwards at December 31, 2006 include $201.9 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital as realized. The acquisitions described in Note 3 created ownership changes for federal income tax purposes. The result of an ownership change is to limit a company’s ability to utilize its net operating loss and credit carryforwards based on the valuation of the company. Due to the value of the companies at the time of their respective ownership changes, the limitation of net operating loss and credit carryforwards is not expected to be meaningful.
     In 2004, we acquired X-Net and Mosaic which resulted in establishing non-goodwill intangible assets of $0.8 million and $11.0 million respectively. These identifiable intangibles created deferred tax liabilities of $0.3 million and $3.3 million for X-Net and Mosaic, respectively. We acquired net operating loss carryforwards of approximately $3.8 million in the X-Net transaction and $1.1 million in the Mosaic transaction. As the benefit from the Mosaic net operating loss carryforwards was realized, we reduced goodwill recorded in connection with the Mosaic transaction and increased deferred tax expense. During 2005, we reduced goodwill by $0.4 million in connection with the realization of these tax benefits.
     The sale of VerticalOne to Yodlee in January 2001 was a stock-for-stock transaction that was treated as a tax-free reorganization. The difference between the tax basis in our investment in Yodlee and the net book value in our share of Yodlee’s assets is treated as a temporary difference and is reported as a deferred tax asset in the table above offset by a full valuation allowance.
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
14. Convertible Preferred Stock
     We have authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,150 have been designated as series E convertible preferred stock. At December 31, 2006, there were 749,064 shares of series B convertible preferred stock outstanding. As of December 31, 2006, series A, series C, series D and series E shares have been converted to common stock or cancelled.
     Series B preferred stock is non-cumulative and the terms of all series of preferred stock provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of S1. Except as described below, series B are nonvoting shares. Series B holders are entitled to vote as a single class on the following matters:
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

15. Equity Transactions
     On September 29, 2006, we retired 4,053,886 shares of our common stock held in treasury at $25.0 million. The retirement of the treasury shares reduced our common stock and additional paid in capital for a total of $25.0 million.
     In November 2006, our board of directors approved a tender offer to purchase up to $55.8 million of our common stock. The tender offer was completed in December 2006. We repurchased and retired a total of 10,476,190 shares at an average price of $5.32 per share, which includes related transaction costs.
16. Stock Option Plans
     We maintain certain stock compensation plans providing for the grant of stock options, restricted stock (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and employees. The plans provide for 11,174,008 shares of S1 common stock to be reserved for issuance under the plans. Awards that are settled in cash do not count against the maximum limit of shares in these plans. Substantially all stock options granted under the plans have ten-year contractual lives and generally vest and become exercisable ratably over four years from the date of grant. In the fourth quarter of 2006, we granted shares of RSUs and cash-settled SARs. Most of these awards have ten-year contractual terms and generally vest and become exercisable ratably over two years from the date of grant. The SARs are settled in cash and are recorded as liabilities with changes in fair value recognized over the vesting period in accordance with SFAS No. 123R. At the end of the vesting period any SARs that have not been exercised will continue to be adjusted to fair value each quarter. At December 31, 2006, 1,230,539 shares were available for future grants under the plans.
Stock Option Activity
     A summary of our stock options as of December 31, 2006, and changes during the twelve months ended December 31, 2006 is presented below:

			Weighted-
		Weighted-	average	Aggregate
		average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Life	($000)
Outstanding at December 31, 2005	14,932	$9.40
Granted	1,892	4.79
Exercised	(1,411)	3.79		$1,513
Forfeited/canceled	(5,636)	9.01

Outstanding at December 31, 2006	9,777	$9.54	4.85	$4,718

Exercisable at December 31, 2006	6,566	$11.79	2.77	$1,981

     The aggregate intrinsic value for the stock options outstanding and exercisable in the preceding table represents the total pretax value, based on our closing stock price of $5.51 as of December 31, 2006. The aggregate intrinsic value of the stock options exercised was $0.3 million, $2.5 million and $1.5 million for 2004, 2005 and 2006, respectively.

     Non-vested share activity of our stock options for the twelve months ended December 31, 2006 is presented below:

	Non-Vested	Weighted-
	Number of	average
	Shares	Grant-Date
	(000)	Fair Value
Non-vested balance at December 31, 2005	4,339	$3.73
Granted	1,892	$2.75
Canceled	(1,406)	$3.39
Vested	(1,614)	$4.37

Non-vested balance at December 31, 2006	3,211	$2.98

     As of December 31, 2006, $6.2 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 1.14 years. We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period. The total fair value of shares vested during the twelve months ended December 31, 2004, 2005 and 2006 was $25.1 million, $13.1 million and $7.0 million, respectively. For stock options granted where the exercise price equaled the market price of the stock on the date of grant the per share weighted-average fair value was $5.86, $2.35 and $2.75 for stock options granted during 2004, 2005 and 2006, respectively.
     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life	Price	(000)	Price
$0.95 – 4.00	552	5.1	$3.52	426	$3.48
4.01 – 5.00	3,328	8.5	4.47	839	4.26
5.01 – 7.00	790	5.3	5.77	546	6.03
7.01 – 8.50	1,731	3.1	8.00	1,495	8.04
8.51 – 11.00	578	4.5	9.35	462	9.41
11.01 – 15.00	448	1.5	13.71	448	13.71
15.01 – 20.00	2,102	1.5	16.79	2,102	16.79
20.01 – 97.44	248	2.2	45.30	248	45.30

0.95 – 97.44	9,777	4.9	$9.54	6,566	$11.79

     For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $4.36 and $4.79 and the per share weighted-average fair value was $2.35 and $2.75 for stock options granted during the twelve months ended December 31, 2005 and 2006, respectively.

Restricted Stock Activity
     A summary of our RSUs as of December 31, 2006, and changes during the twelve months ended December 31, 2006 is presented below:

		Weighted-
		average	Aggregate
		Remaining	Intrinsic
	Shares	Contractual	Value
	(000)	Life	($000)
Outstanding at December 31, 2005	—
Granted	167
Exercised	—
Forfeited/canceled	—

Outstanding at December 31, 2006	167	9.85	$919

Expected to Vest	167	9.85	$919

     The fair value of each RSU is the market price of our stock on the date of grant. The weighted average grant date fair value of the RSUs granted during the twelve months ended December 31, 2006 amounted to $4.87. None of the RSUs vested during the twelve months ended December 31, 2006, therefore, the intrinsic value of the vested shares was zero. As of December 31, 2006, $0.7 million in unrecognized compensation cost related to non-vested RSUs is expected to be recognized over a weighted average period of 0.85 years. The aggregate intrinsic value for the RSUs outstanding in the preceding table represents the total pretax value, based on our closing stock price of $5.51 as of December 31, 2006.
Stock Appreciation Rights Activity
     A summary of our SARs as of December 31, 2006, and changes during the twelve months ended December 31, 2006 is presented below:

Weighted-
		Weighted-	average	Aggregate
		average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Life	($000)
Outstanding at December 31, 2005	—	$—
Granted	1,970	4.87
Exercised	—	—
Forfeited/canceled	—	—

Outstanding at December 31, 2006	1,970	$4.87	9.85	$1,265

Exercisable at December 31, 2006	—	$—

     The aggregate intrinsic value for the SARs outstanding and exercisable in the preceding table represents the total pretax value, based on our closing stock price of $5.51 as of December 31, 2006.

     Non-vested share activity of our SARs for the twelve months ended December 31, 2006 is presented below:

Non-Vested
	Number of	Weighted-
	Shares	average
	(000)	Fair Value
Non-vested balance at December 31, 2005	—
Granted	1,970	$2.65
Canceled	—
Vested	—

Non-vested balance at December 31, 2006	1,970	$2.97

     As of December 31, 2006, $5.4 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 0.87 years. None of the SARs vested during the twelve months ended December 31, 2006, therefore, the fair value of the shares that vested during 2006 was zero.
     The following table summarizes information about SARs outstanding at December 31, 2006:

	SARs Outstanding
		Weighted-		SARs Exercisable
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price	(000)	Life	Price	(000)	Price
4.86	1,863	9.84	$4.86	—	$—
5.01	107	9.97	5.01	—	—

4.86 – 5.01	1,970	9.85	$4.87	—	$—

17. Retirement Savings Plan
     We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the
401(k) plan may elect to contribute from 1% to 15% of his or her annual compensation to the plan. We, at management’s discretion, may make matching contributions to the plan. Our matching contributions to the plan charged to expense for 2005 and 2006 were approximately $0.6 million and $0.9 million, respectively. We did not have any matching contributions in 2004.
18. Segment Reporting, Geographic Disclosures and Major Customers
     In the third quarter of 2006, we sold our Risk and Compliance segment, reporting the operating results in discontinued operations. In the fourth quarter of 2006, we executed a restructuring plan as discussed in note 10. As a result of these transactions, we now operate and manage two business segments: Enterprise and Postilion. The Enterprise segment represents our global banking business and insurance business. The Postilion segment represents the community financial Internet, voice, full-service banking and lending business and the global ATM/payments business. Previously, the full service banking and lending businesses were reported under the Enterprise segment. The retail banking business outside of North America was previously reported under the Postilion segment.
     We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the years ended December 31, 2004, 2005 and 2006. We do not use any asset-based metrics to measure the operating performance of our segments.

     The following table shows revenues from continuing operations by revenue type for our reportable segments:

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
	(in thousands)
Year Ended December 31, 2004:
Enterprise	$11,836	$12,510	$65,542	$15,076	$129	$105,093
Postilion	18,462	26,648	10,533	22,279	2,141	80,063

Total	$30,298	$39,158	$76,075	$37,355	$2,270	$185,156

Year Ended December 31, 2005:
Enterprise	$7,798	$16,663	$49,520	$16,538	$1,594	$92,113
Postilion	19,538	27,626	15,825	23,462	576	87,027

Total	$27,336	$44,289	$65,345	$40,000	$2,170	$179,140

Year Ended December 31, 2006:
Enterprise	$9,408	$14,333	$54,865	$21,131	$517	$100,254
Postilion	20,380	29,761	15,432	25,725	758	92,056

Total	$29,788	$44,094	$70,297	$46,856	$1,275	$192,310

     The following table shows results from continuing operations for our reportable segments:

	Year Ended December 31, 2004
	Enterprise	Postilion	Total
	(in thousands)
Revenues	$105,093	$80,063	$185,156
Operating expenses:
Direct costs	52,462	26,948	79,410
Selling and marketing	16,453	6,034	22,487
Product development	29,273	11,813	41,086
General and administrative	13,744	10,663	24,407
Depreciation	6,929	2,084	9,013
Amortization of other intangible assets	180	698	878

Total operating expenses	119,041	58,240	177,281

Segment operating (loss) income	$(13,948)	$21,823	$7,875

	Year Ended December 31, 2005
	Enterprise	Postilion	Total
	(in thousands)
Revenues	$92,113	$87,027	$179,140
Operating expenses:
Direct costs	58,124	31,608	89,732
Selling and marketing	14,684	13,457	28,141
Product development	27,312	13,083	40,395
General and administrative	15,569	10,429	25,998
Restructuring costs	8,250	6,780	15,030
Depreciation	5,794	3,068	8,862
Amortization of other intangible assets	164	1,147	1,311

Total operating expenses	129,897	79,572	209,469

Segment operating (loss) income	$(37,784)	$7,455	$(30,329)

	Year Ended December 31, 2006
	Enterprise	Postilion	Total
	(in thousands)
Revenues	$100,254	$92,056	$192,310
Operating expenses:
Direct costs	56,278	36,998	93,276
Selling and marketing	12,626	15,032	27,658
Product development	23,968	14,969	38,937
General and administrative	13,901	12,793	26,694
Restructuring costs	9,018	3,467	12,485
Depreciation	5,107	2,733	7,840
Amortization of other intangible assets	180	1,130	1,310

Total operating expenses	121,078	87,122	208,200

Segment operating (loss) income	$(20,824)	$4,934	$(15,890)

     Revenues from international customers were $21.2 million, $31.3 million and $35.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.
     At December 31, 2005 and 2006, approximately $2.6 million and $1.4 million, respectively, of total property and equipment is located outside of the United States.
     For the year ended December 31, 2006, we had one major customer in the enterprise segment (defined as those customers who individually contribute more than 10% of total revenues). We derived 46%, 49%, and 48% of our enterprise segment revenues from State Farm Mutual Automobile Insurance Company during the years ended December 31, 2004, 2005 and 2006, respectively.

19. Related Party Transactions
Yodlee, Inc.
     As a result of our sale of VerticalOne to Yodlee in January 2001, we own approximately 21% of Yodlee at December 31, 2006. In 2004, we invested an additional $1.5 million in Yodlee. In connection with the sale, we entered into the following agreements with Yodlee:
•	a sales representation (and OEM) agreement;

•	a data center agreement; and

•	a facilities sublease, which expired in 2001.
     Under the terms of the OEM agreement, we are a non-exclusive reseller of Yodlee’s aggregation service. In connection with this arrangement, we made a nonrefundable prepayment of $10.0 million to Yodlee in 2001, which we included as part of our loss on the sale of VerticalOne. Subject to certain conditions, (i) we may sell Yodlee’s aggregation service directly to certain of our customers and retain 100% of the fees or (ii) we may assist Yodlee with the sale of its aggregation service to one of its customers in return for 50% of their fees. The OEM agreement and the prepayment expired in July, 2005, the agreement was extended through January 2006 for current customers only. The agreement was renewed February 1, 2006 and expires on January 31, 2009. We paid $0.3 million to Yodlee during the year ended December 31, 2006 for user and maintenance fees. During 2004, we received $0.1 million from Yodlee under this agreement.
     Under the data center agreement, we agreed to provide Yodlee with certain data center services for a fee. During both 2004 and 2005, we provided data center services in the amount of $0.4 million. The data center agreement was terminated as of December 31, 2005. At December 31, 2005, we had receivables from Yodlee of approximately $0.1 million for services performed under this agreement.

20. Net Income (Loss) Per Share
     We calculate earnings per share using the two-class method during periods which we recorded net income as prescribed by SFAS No. 128, “Earnings Per Share”. For periods in which we record a net loss from continuing operations, we calculate all other reported diluted per-share amounts by dividing those amounts by the weighted average number of common shares outstanding during the period.
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
     Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in the earnings of the Company. Because of our net losses from continuing operations in 2005 and 2006, the issuance of additional shares of common stock through the exercise of stock options or upon the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our net loss per share for that period.

	2004	2005	2006
	(in thousands, except per share data)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$5,396	$(28,382)	$(12,239)
Amount allocated to participating preferred stockholders	81	—	—

Income (loss) from continuing operations available to common stockholders — basic	$5,315	$(28,382)	$(12,239)

Weighted average common shares outstanding	70,613	70,359	70,780
Basic (loss) earnings from continuing operations per share	$0.08	$(0.40)	$(0.17)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$5,396	$(28,382)	$(12,239)
Amount allocated to participating preferred stockholders	81	—	—

Income (loss) from continuing operations available to common stockholders — diluted	$5,315	$(28,382)	$(12,239)

Weighted average common shares outstanding	70,613	70,359	70,780
Weighted average effect of common stock equivalents:
Stock options	2,517	922	343
Convertible preferred stock	—	1,070	1,070

Weighted average diluted shares outstanding	73,130	72,351	72,193
Diluted earnings from continuing operations per share	$0.07	$(0.40)	$(0.17)

21. Quarterly Financial Information (Unaudited)
     The following table shows selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2005 and 2006. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(in thousands, except per share data)
Revenues	$49,526	$47,491	$42,448	$39,675	$43,440	$46,739	$51,896	$50,235
Cost of revenues (1)	21,666	21,552	21,969	24,545	21,452	22,715	24,470	24,639
Operating income (loss)	485	(1,142)	(9,239)	(20,433)	(1,622)	(1,861)	869	(13,276)
Income (loss) from continuing operations	313	(283)	(8,605)	(19,807)	(804)	(1,084)	1,893	(12,244)
Income loss) from discontinued operations, net of tax	407	2,599	1,109	23,210	360	(1,027)	31,452	(644)
Net income (loss)	720	2,316	(7,496)	3,403	(444)	(2,111)	33,345	(12,888)

Earnings (loss) per share:
Basic:
Continuing operations	$0.00	$(0.01)	$(0.12)	$(0.28)	$(0.01)	$(0.02)	$0.03	$(0.17)
Discontinued operations	0.01	0.04	0.01	0.33	0.00	(0.01)	0.44	(0.01)

Net income (loss) per common share — basic	$0.01	$0.03	$(0.11)	$0.05	$(0.01)	$(0.03)	$0.47	(0.18)

Diluted:
Continuing operations	$0.00	$(0.01)	$(0.12)	$(0.28)	$(0.01)	$(0.02)	$0.03	$(0.17)
Discontinued operations	0.01	0.04	0.01	0.33	0.00	(0.01)	0.44	(0.01)

Net income (loss) per common share — diluted	$0.01	$0.03	$0.11	$0.05	$(0.01)	$(0.03)	$0.47	$(0.18)

(1)	Cost of revenues is derived from our statements of operations as the sum of cost of software licenses, cost of professional services, support and maintenance, cost of data center and cost of other revenue. Cost of revenues exclude charges for depreciation of property and equipment.
22. Subsequent Events
     On March 12, 2007, we announced that we intend to commence a modified “Dutch Auction” tender offer to purchase approximately 15% of our outstanding common stock. Based on current market conditions, the tender offer will be approximately $55.0 million, and at a per share range of $5.25 to $5.75. Closing of the tender offer will be subject to customary conditions. We expect to commence the tender offer as promptly as possible. The final number of shares, timing and other details of the offer will be determined on the date the tender offer is commenced.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	Balance	Additions
	at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period
	(in thousands)
Year ended December 31, 2004:
Allowance for doubtful accounts	$5,106	421	775	(1,597)	$4,705
Valuation allowance for deferred taxes	$217,889	(3,467)	(8,181)	—	$206,241

Year ended December 31, 2005
Allowance for doubtful accounts	$4,705	5,152	—	(4,047)	$5,810
Valuation allowance for deferred taxes	$206,241	5,863	(12,931)	—	$199,173

Year ended December 31, 2006:
Allowance for doubtful accounts	$5,810	1,301	—	(2,862)	$4,249
Valuation allowance for deferred taxes	$199,173	3,932	(37,529)	—	$165,576

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not Applicable.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company’s management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.
     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information.
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
     The company has adopted a Code of Ethics applicable to all of our directors and employees, including the chief executive officer and chief financial officer. A Code of Ethics is available on the Company’s website at www.s1.com.
Item 11. Executive Compensation.
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
Item 13. Certain Relationships and Related Transactions and Directors Independence.
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
     (3) The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit
No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Amended Annual Report on Form 10-K/A filed with the SEC on May 30, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.1	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.2	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

10.3	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*

10.4	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.5	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.6	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.7	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.9	Employment Agreement, entered into as of April 27, 2001, by and between S1 and Jaime Ellertson (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.10	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

10.11	S1 Corporation 2003 Stock Option Plan (filed as Attachment A to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18,2003 and incorporated herein by reference).*

10.12	Stock Purchase Agreement By and Among S1 Corporation, Davidge Data Systems Corp. and GL Consultants, Inc. Dated as of October 20, 2004 (filed as Exhibit 99 to S1’s Current Report on Form 8-K filed with the SEC on October 25, 2004 and incorporated herein by reference).

10.13	Share Purchase Agreement, dated November 6, 2004, among several persons listed in Schedule I thereto and S1 Corporations (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on November 16, 2004 and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.14	Agreement and Plan of Merger By and Among S1 Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc., and Arrowhead I, Inc., dated as of November 18, 2005 (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on January 4, 2006 and incorporated herein by reference).

10.15	Settlement Agreement By and between S1 Corporation, and “Ramius Group”, dated as of March 3, 2006 (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on March 9,2006 and incorporated herein by reference).

10.16	Master Software Development and Consulting Services Agreement between S1 Corporation and State Farm, dated as of March 31, 2000 (filed as Exhibit 10.18 to S1’s Amended Annual Report on Form 10-K/A filed with the SEC on July 26, 2006 and incorporated herein by reference).

10.17	Change in Control – Severance Plan, dated as of May 3, 2000 (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).

10.18	Purchase Agreement By and between Financial Information Consulting Services Group NV, S1 Corporation, and CETP FRS S.a.r.l., dated as of August 9, 2006 (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on August 14, 2006 and incorporated herein by reference).

10.19	Separation Agreement, entered into as of November 9, 2006, by and between S1 and James S. Mahan, III (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 13, 2006 and incorporated herein by reference).*

10.20	Form of Indemnification Agreement, executed by Johann Dreyer, Thomas P. Johnson, Jr., Ram Gupta, M. Douglas Ivester, Jeffrey Smith, Gregory J. Owens, John W. Spiegel and Richard P. Dobb on November 13, 2006 (filed as Exhibit 10 to S1’s Current Report on Form 8-K filed with the SEC on November 14, 2006 and incorporated herein by reference).

10.21	Separation Agreement, entered into as of November 29, 2006, by and between S1 and Matt Hale (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 30, 2006 and incorporated herein by reference).*

10.22	Agreement, entered into as of November 30, 2006, by and between S1 and John A. Stone (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on November 30, 2006 and incorporated herein by reference).*

10.23	Employment Agreement, entered into as of December 18, 2006, by and between S1 and Johann Dreyer (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on December 21, 2006 and incorporated herein by reference).*

10.24	Separation Agreement, dated of May 26, 2006, by and between S1 and Jaime Ellertson.*

10.25	Description of Arrangement for Directors Fees.

21	Subsidiaries of S1.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer

Exhibit
No.	Exhibit Description

31.2	Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

*	Management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 2007.

S1 CORPORATION
By:	/s/ Johann Dreyer
Johann Dreyer
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2007.

Name	Title

/s/ JOHN W. SPIEGEL	Chairman of the Board
John W. Spiegel

/s/ Johann dreyer	Chief Executive Officer and Director
Johann Dreyer	(Principal Executive Officer)

/s/ John A. Stone	Chief Financial Officer (Principal Financial
John A. Stone	Officer and Principal Accounting Officer)

/s/ Ram Gupta	Director
Ram Gupta

/s/ M. Douglas Ivester	Director
M. Douglas Ivester

/s/ Thomas P. Johnson, Jr.	Director
Thomas P. Johnson, Jr.

/s/ Gregory J. Owens	Director
Gregory J. Owens

/s/ JEFFREY C. SMITH	Director
Jeffrey C. Smith