Form 10-Q
period 2007-03-31
S1 CORP /DE/
filed 2007-05-09
CIK 1063254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From            to
Commission File Number: 000-24931
S1 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	58-2395199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

705 Westech Drive
Norcross, GA	30092
(Address of principal executive	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Shares of common stock outstanding as of April 25, 2007: 61,646,190

S1 CORPORATION
QUARTERLY PERIOD ENDED MARCH 31, 2007

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006

Notes to Condensed Consolidated Financial Statements as of March 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Purchases of Equity Securities

Item 6. Exhibits

Signature
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,332	$69,612
Short-term investments	8,179	21,392
Accounts receivable, net	48,650	53,371
Prepaid expenses	3,953	4,036
Other current assets	5,434	2,308

Total current assets	149,548	150,719
Property and equipment, net	10,706	12,137
Intangible assets, net	11,757	12,903
Goodwill, net	125,294	125,300
Other assets	6,415	6,746

Total assets	$303,720	$307,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,073	$3,750
Accrued compensation and benefits	7,057	9,642
Accrued restructuring	6,819	9,092
Accrued other expenses	10,699	12,801
Deferred revenues	24,954	29,265
Current portion of capital lease obligation	2,888	2,942

Total current liabilities	55,490	67,492
Capital lease obligation, excluding current portion	3,220	3,865
Accrued restructuring, excluding current portion	9,585	10,386
Other liabilities	5,613	1,833

Total liabilities	73,908	83,576

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	616	613
Additional paid-in capital	1,848,040	1,845,529
Accumulated deficit	(1,626,335)	(1,629,302)
Accumulated other comprehensive loss:
Net loss on derivative financial instruments, net of tax	(159)	(168)
Cumulative foreign currency translation adjustment, net of tax	(2,350)	(2,443)

Total stockholders’ equity	229,812	224,229

Total liabilities and stockholders’ equity	$303,720	$307,805

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	61,627,870	61,290,973
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Software licenses	$5,761	$6,043
Support and maintenance	10,476	10,657
Professional services	19,432	14,621
Data center	11,700	11,586
Other	197	533

Total revenues	47,566	43,440

Operating expenses:
Cost of software licenses	892	1,030
Cost of professional services, support and maintenance	14,953	14,690
Cost of data center	5,958	5,416
Cost of other revenue	142	316
Selling and marketing	7,398	5,875
Product development	6,894	9,607
General and administrative	6,699	5,716
Restructuring costs	—	333
Depreciation	1,834	1,752
Amortization of other intangible assets	327	327

Total operating expenses	45,097	45,062

Operating income (loss)	2,469	(1,622)
Interest and other income, net	871	1,209

Income (loss) before income tax expense	3,340	(413)
Income tax expense	(373)	(391)

Income (loss) from continuing operations	2,967	(804)
Gain from discontinued operations, net of tax	—	360

Net income (loss)	$2,967	$(444)

Basic earnings (loss) per share:
Continuing operations	$0.05	$(0.01)
Discontinued operations	—	—

Net income (loss) per share	$0.05	$(0.01)

Diluted earnings (loss) per share:
Continuing operations	$0.05	$(0.01)
Discontinued operations	—	—

Net income (loss) per share	$0.05	$(0.01)

Weighted average common shares outstanding — basic	61,505,306	70,422,757
Weighted average common shares outstanding – fully diluted	61,801,948	n/a
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,967	$(444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,980	3,121
Gain from discontinued operations, net of tax	—	(554)
Provision for doubtful accounts receivable and billing adjustments	682	570
Stock based compensation expense	1,905	1,576
Changes in assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable	4,076	(4,330)
Increase in prepaid expenses and other assets	(2,703)	(1,090)
Decrease in accounts payable	(640)	(528)
Decrease in accrued expenses and other liabilities	(4,806)	(6,344)
(Decrease) increase in deferred revenues	(4,274)	9,036

Net cash provided by operating activities	187	1,013

Cash flows from investing activities:
Cash paid in connection with acquisition of businesses	—	(14,000)
Maturities of short-term investment securities	21,076	20,900
Purchases of short-term investment securities	(7,863)	(8,701)
Proceeds from sale of subsidiary	—	554
Purchases of property, equipment and technology	(403)	(3,370)

Net cash provided by (used in) investing activities	12,810	(4,617)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,403	1,829
Payments on capital lease obligations	(699)	(302)

Net cash provided by financing activities	704	1,527

Effect of exchange rate changes on cash and cash equivalents	19	92

Net increase (decrease) in cash and cash equivalents	13,720	(1,985)
Cash and cash equivalents at beginning of period	69,612	85,108

Cash and cash equivalents at end of period	$83,332	$83,123

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. BACKGROUND AND BASIS OF PRESENTATION
          S1 Corporation (“S1”) is a global provider of software solutions for financial organizations including banks, credit unions and insurance companies. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions, which includes our business with State Farm Mutual Automobile Insurance Company. The Postilion segment represents the community financial business, global ATM/payments business, and the legacy full service banking and lending business in North America.
          Our Enterprise segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the Internet for personal, business and corporate online banking and trade finance, and full service channels such as teller, branch and call center. In the community bank and credit union market, our Postilion segment provides online personal and business banking applications as well as a telephone banking application. Our Postilion segment also provides full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. In addition, our Postilion segment offers our payments platform which provides software that operates automatic teller machines (ATM) networks and point-of-sale (POS) debit card transaction processing networks.
          We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers and telecommunications companies. Our solutions address the needs of small, mid-sized and large financial organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as revenue related to hosting applications and electronic bill payment services sold to customers in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. We intend to license our Postilion suite of online and telephone banking applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract and our Postilion payments platform primarily on a perpetual basis. We have previously licensed the Enterprise suite of products on both a perpetual and subscription basis, but going forward, we plan to primarily license these solutions on a perpetual basis.
          We are headquartered in Norcross, Georgia, USA, with additional domestic offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Fairport, New York; Colorado Springs, Colorado; and West Hills, California; and international offices in Brussels, Cape Town, Dubai, Dublin, Johannesburg, Melbourne, Munich, Pune, Chertsey and Singapore. We are incorporated in Delaware.
          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2007 and our results of operations for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007. The data in the condensed consolidated balance sheet as of December 31, 2006 was derived from our audited consolidated balance sheet as of December 31, 2006, as presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation. Our operating results for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

2. RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
          Recent accounting pronouncements
          On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. The disclosure requirements and effect of adoption of this interpretation are presented in Note 11.
          In June 2006, EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”) was issued by the FASB. Under EITF 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e. both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007 and will continue to report taxes collected from customers on a net presentation basis.
          In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements by Current Year Financial Statements”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. We adopted SAB 108 on January 1, 2007 and had no cumulative effects to our financial position and results of operations.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. We do not anticipate the implementation of this Statement will be material to our financial position and results of operations.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159. We do not anticipate the implementation of this Statement will be material to our financial position and results of operations.
          Significant Accounting Policies
          For a complete list of our significant accounting policies and estimates, please refer to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
3. ACQUISITIONS
          On November 12, 2004, we purchased the outstanding stock of Mosaic Software Holdings Limited, a United Kingdom based provider of solutions that drive ATMs and electronic payments. Under the terms of the transaction, we paid $37.0 million in cash upon the closing of the transaction and committed to pay up to an additional $15.0 million in cash for earn-out payments upon Mosaic’s achievement of certain financial metrics during its fiscal year ended May 31, 2005. As of December 31, 2005, we had recorded $12.9 million related to the earn-out payment under the purchase agreement. On March 29, 2006, we and the sellers of Mosaic settled all obligations such that the aggregate earn-out would be $14.0 million. Therefore, in the first quarter of 2006, we recorded an additional $1.1 million related to the earn-out payment under the purchase agreement. The $14.0 million payment to the sellers of Mosaic was made on March 31, 2006. The total $14.0 million payment was accounted for as additional purchase price and increased goodwill, $12.9 million of which was recorded in the fourth quarter of 2005. The $14.0 million dollar payment brought the total purchase price of Mosaic to $52.0 million.
4. DISCONTINUED OPERATIONS
          On August 11, 2006, we completed the sale of our Risk and Compliance segment, which did business as FRS. Under the terms of the agreement, we received approximately $38.0 million in consideration with $3.5 million held in escrow. The agreement provided for a working capital adjustment. During the third quarter we paid out $1.0 million as a preliminary working capital adjustment. In the fourth quarter, we recorded a liability for an additional $0.7 million for the final working capital adjustment making the total working capital adjustment $1.7 million. We recorded a gain of $31.6 million net of tax in 2006. We recorded expenses of approximately $1.3 million in connection with the sale including legal fees and other expenses. Our consolidated balance sheet for March 31, 2007 includes approximately $0.9 million of net current liabilities, which includes the $0.7 million earn out payment, net of a receivable of $0.3 million for reimbursement of expenses we paid on behalf of FRS after the disposal, plus additional expenses of $0.1 million still to be paid. In addition, there is $3.5 million of cash held in escrow in other assets relating to the sale.
          On December 30, 2005, we completed the sale of our Edify segment. Under the terms of the agreement, we received approximately $33.5 million in cash. We recorded a gain of $24.4 million, net of tax in 2005. We recorded expenses of approximately $4.4 million in connection with the sale including legal fees and employee severance payments. In 2006, we resolved the working capital adjustment provision of the agreement. We received $554,000 in the second quarter of 2006 bringing the total sale price to $34.1 million. In addition, under the agreement, we have contracted to continue to be a reseller of Edify products following the closing of the transaction. Activity under the reseller agreement has not been significant.
          Revenues and income (loss) from discontinued operations are as follows (in thousands):

Three Months Ended
March 31,
2006
Revenues from Risk and Compliance	$5,097

Pretax loss from Risk and Compliance	$(238)
Gain on disposal of Edify	554
Income tax benefit	44

Income from discontinued operations	$360

5. GOODWILL AND OTHER INTANGIBLE ASSETS
          At March 31, 2007, our other intangible assets consisted of the following:

	Gross	Accumulated
	Carrying Value	Amortization
	(In thousands)
Purchased and acquired technology	$19,489	$(14,371)
Customer relationships	12,000	(5,361)

Total	$31,489	$(19,732)

          We recorded amortization expense of $1.3 million and $1.1 million during the three months ended March 31, 2006 and 2007, respectively. We estimate aggregate amortization expense for 2007 and the next four calendar years to be as follows (in thousands):

	2007	2008	2009	2010	2011
Enterprise	$662	$85	$—	$—	$—
Postilion	$3,328	$3,081	$2,200	$1,090	$1,038
     The changes in the carrying value of our goodwill by segment for the three months ended March 31, 2007 are as follows:

	Enterprise	Postilion	Total
		(In thousands)
Balance, January 1, 2007	$37,769	$87,531	$125,300
Utilization of acquisition related income tax benefits	(6)	—	(6)

Balance, March 31, 2007	$37,763	$87,531	$125,294

6. STOCK OPTION PLANS
          We maintain certain stock compensation plans providing for the grant of stock options, restricted stock (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and employees. Substantially all stock options granted under the plans have ten-year contractual lives and generally vest and become exercisable ratably over four years from the date of grant. The RSUs and SARs awards have ten-year contractual terms and generally vest and become exercisable ratably over two years from the date of grant. The SARs are settled in cash and are recorded as liabilities with changes in fair value recognized over the vesting period in accordance with SFAS No. 123R. At the end of the vesting period, any SARs that have not been exercised will continue to be adjusted to fair value each quarter. For stock options and SARs, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. In determining the fair value, management makes certain estimates related primarily to the expected term of the option, the volatility of our stock and the risk-free interest rate. These assumptions affect the estimated fair value of the option. As such, these estimates will affect the compensation expense we record in future periods. These assumptions generally require significant analysis and judgment. Some of the assumptions will be based on external data, while some assumptions will be derived from our historical experience with share-based payments. We currently estimate expected term using our historical exercise and post-vesting cancellation activity. We currently estimate volatility by considering our historical stock volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with the remaining term equal to the expected term used as the input to the Black-Scholes model. In order to properly calculate stock-based compensation expense, we must determine the historical rate of pre-vesting forfeitures. We estimate forfeitures using a weighted-average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. The fair value of the RSUs are determined by the market price of our stock on the date of grant.

          The Company uses the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment, as of March 31, 2007, of the Company’s approximate $242.7 million of domestic tax net operating loss carryforwards associated with the S1 group, the benefit of approximately $201.9 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, the Company has approximately $100.7 million foreign tax net operating loss carryforwards unaffected by this accounting treatment. There was no capitalized stock-based compensation cost as of March 31, 2007. We did not recognize any tax benefits during the three months ended March 31, 2007.
          The fair values for stock options were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006
Expected dividend yield	0%	0%
Expected volatility	46%	52%
Risk-free interest rate	5.0%	4.7%
Expected life	4.0 years	4.0 years
          The fair values for SARs were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006
Expected dividend yield	0%	0%
Expected volatility	47%	59%
Risk-free interest rate	5.0%	4.6%
Expected life	4.4 years	4.9 years
          The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Costs and expenses:
Professional services, support and maintenance	$87	$163
Data center	15	35
Selling and marketing	919	411
Product development	342	396
General and administrative	542	510
Discontinued operations	—	61

Total stock-based compensation expense	$1,905	$1,576

          As of March 31, 2007, the stock option plans provide for 10,534,085 shares of S1 common stock to be reserved for issuance under the plans. Awards that are settled in cash do not count against the maximum limit of shares in these plans. In the first quarter of 2007, we granted 660,000 stock options at an exercise price of $5.33 which had a grant date fair value of $2.22 per share. At March 31, 2007, we had 486,481 shares available for future grants under the plans. As of March 31, 2007, we had $6.6 million of total unrecognized compensation expense related to non-vested stock option awards which are expected to be recognized over a weighted average period of 1.25 years. As of March 31, 2007, we had $0.6 million of total unrecognized compensation expense related to non-vested restricted stock awards which are expected to be recognized over a weighted average period of 0.74 years. As of March 31, 2007, we had $4.8 million of total unrecognized compensation expense related to non-vested stock appreciation rights awards which are expected to be recognized over a weighted average period of 0.83 years.
7. COMPREHENSIVE INCOME (LOSS)
          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$2,967	$(444)
Foreign currency translation adjustment	93	(106)
Unrealized loss on cash flow hedges	(9)	(65)

Comprehensive income (loss)	$3,051	$(615)

8. DERIVATIVE FINANCIAL INSTRUMENTS
          In general, we do not use derivative financial instruments to manage certain exposures to fluctuations in foreign currency to mitigate the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions with a series of foreign currency options. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments will be offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. We do not hold or issue derivative financial instruments for trading purposes.
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
          The foreign currency options are designated as cash flow hedges and the options with expiration dates of June 30, 2007 to March 31, 2009 are deemed effective in the period ended March 31, 2007. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss), and reclassified into sales in the period during which a specific hedged transaction affects earnings.
          The foreign currency option with the March 31, 2007 expiration date was designated as ineffective in the period ended March 31, 2007 and expired out of money. The premium paid for the March 31, 2007 option resulted in a loss of approximately $18,000, which was recognized in current earnings.
          For the three months ended March 31, 2007, we recorded a decrease in Accumulated Other Comprehensive Income (AOCI) of approximately $9,000 related to losses on the effective portion of our foreign currency cash flow hedge. The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by us during the applicable periods (in thousands):

Three Months Ended
March 31, 2007
Accumulated derivative net loss as of December 31, 2006	$(168)
Net change in fair value of derivatives	(9)
Net loss reclassified from AOCI into earnings	18

Accumulated derivative net loss as of March 31, 2007	$(159)

     Financial instruments held as part of the hedging transaction discussed above are recorded at fair value based upon comparable market transactions as quoted by the broker. The fair value and carrying amount of the options totaled $18,000 as of March 31, 2007. Deferred currency option premiums are included in other assets.
9. RESTRUCTURING CHARGES
          2003 and Prior Restructuring Plans
          For restructuring plans undertaken prior to 2004, the restructuring reserves as of December 31, 2006 and March 31, 2007 and their change in estimate for the three months ended March 31, 2007 are summarized below (in thousands). In the first quarter 2007, sublease income exceeded rent and utility payments as we did not pay any rent during the quarter. During the period, there were no changes in estimates.

Lease Costs
Balance, December 31, 2006	$5,161
Sublease income exceeding rental payments	159

Balance, March 31, 2007	$5,320

          2005 Restructuring Plan
          In the fourth quarter 2005, we approved a plan of reorganization to change the operating structure of our Enterprise and Postilion segments. Under the new structure, we are organized as business units designed around products and addressable markets. The restructuring charges from this plan and the restructuring reserves as of December 31, 2006 and March 31, 2007 and their utilization for the three months ended March 31, 2007 are summarized below (in thousands). During the period, there were no changes in estimates.

	Personnel Costs	Lease Costs	Total
Balance, December 31, 2006	$660	$3,645	$4,305
Amounts utilized	(429)	(211)	(640)

Balance, March 31, 2007	$231	$3,434	$3,665

          2006 Restructuring Plan
          In the fourth quarter 2006, we approved a plan to realign our operating segments. Under the new structure, our business units are organized around products to address global markets. The restructuring charges from this plan and the restructuring reserves as of December 31, 2006 and March 31, 2007 and their utilization for the three months ended March 31, 2007 are summarized below (in thousands). During the period, there were no changes in estimates.

	Personnel Costs	Lease Costs	Total
Balance, December 31, 2006	$4,018	$5,994	$10,012
Amounts utilized	(2,229)	(364)	(2,593)

Balance, March 31, 2007	$1,789	$5,630	$7,419

          The remaining restructuring reserves at March 31, 2007 relate to future rent expense for vacated facilities, net of sublease income, severance payments to terminated employees and other costs. We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $16.4 million, of which we anticipate paying approximately $6.8 million within the next twelve months. The leases expire on various terms through 2011.

10. CONTINGENCIES
          Litigation
          Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of our subsidiaries is a party or which their property is subject.
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
          Guarantees
          We typically grant our customers a warranty that guarantees that our product will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Our standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, we indemnify and agree to pay any judgment or settlement relating to a claim. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these agreements as of March 31, 2007.
11. INCOME TAXES
          We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no cumulative effect adjustment. At the adoption date of January 1, 2007, we had $13,209,000 of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. At March 31, 2007, we have $13,428,000 of unrecognized tax benefits of which $3,771,000 is reflected as a non-current liability. Due to the release of the valuation allowance associated with a portion of these unrecognized tax benefits, a $3,309,000 non-current deferred tax asset is also reflected on the balance sheet as of March 31, 2007.
          We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $100,000 of accrued interest and penalties related to uncertain tax positions.
          We do not expect any significant increases in the unrecognized tax benefit within twelve months of the reporting date. Within twelve months of the reporting date, we do expect the unrecognized tax benefits will decrease by approximately $1,823,000 due to the expiration of the statute of limitations in various jurisdictions. The decrease relates primarily to intercompany loans and fixed assets.
          The tax years 2003, 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1996, 1997, 1998, 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years 2003, 2004, 2005 and 2006.
12. EQUITY TRANSACTIONS
          In November 2006, our board of directors approved a tender offer to purchase up to $55.8 million of our common stock. The tender offer was completed in December 2006. We repurchased and retired a total of 10,476,190 shares at an average price of $5.32 per share, which includes related transaction costs.

13. SEGMENT REPORTING, GEOGRAPHIC DISCLOSURES AND MAJOR CUSTOMERS
          We operate and manage two business segments: Enterprise and Postilion. The Enterprise segment represents our global banking and insurance business. The Postilion segment represents the community financial business, global ATM/payments business, lending business and the legacy full service banking.
          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three months ended March 31, 2007 and 2006. We do not use any asset-based metrics to measure the operating performance of our segments.
The following tables illustrate revenues from continuing operations by revenue type for our reportable segments:

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Quarter Ended March 31, 2007:
Enterprise	$1,054	$3,417	$15,473	$5,705	$155	$25,804
Postilion	4,707	7,059	3,959	5,995	42	21,762

Total	$5,761	$10,476	$19,432	$11,700	$197	$47,566

Quarter Ended March 31, 2006:
Enterprise	$1,447	$3,462	$11,696	$4,928	$170	$21,703
Postilion	4,596	7,195	2,925	6,658	363	21,737

Total	$6,043	$10,657	$14,621	$11,586	$533	$43,440

               The following table shows operating results for our reportable segments:

	Three Months Ended March 31, 2007
	Enterprise	Postilion	Total
	(in thousands)
Revenues	$25,804	$21,762	$47,566

Operating expenses:
Direct costs	13,547	8,398	21,945
Selling and marketing	3,184	4,214	7,398
Product development	3,015	3,879	6,894
General and administrative	3,810	2,889	6,699
Depreciation	1,219	615	1,834
Amortization of other intangible assets	45	282	327

Total operating expenses	24,820	20,277	45,097

Segment operating income	$984	$1,485	$2,469

	Three Months Ended March 31, 2006
	Enterprise	Postilion	Total
	(in thousands)
Revenues	$21,703	$21,737	$43,440

Operating expenses:
Direct costs	12,579	8,873	21,452
Selling and marketing	2,761	3,114	5.875
Product development	6,140	3,467	9,607
General and administrative	2,893	2,823	5,716
Restructuring costs	307	26	333
Depreciation	1,121	631	1,752
Amortization of other intangible assets	43	284	327

Total operating expenses	25,844	19,218	45,062

Segment operating (loss) income	$(4,141)	$2,519	$(1,622)

          Revenues from international customers were $9.6 million and $7.4 million for the three months ended March 31, 2007 and 2006, respectively.
          At March 31, 2007 and 2006, approximately $1.1 million and $1.6 million, respectively, of total property and equipment are located outside of the United States.
          Currently, we have one major customer in the Enterprise segment (defined as any customer who individually contributes more than 10% of total revenues). We derived 26% of our total revenues from State Farm Mutual Automobile Insurance Company during the three months ended March 31, 2007 and 2006, respectively. We derived 48% and 51% of our Enterprise segment revenues from State Farm Mutual Automobile Insurance Company during the three months ended March 31, 2007 and 2006, respectively.
14. NET INCOME (LOSS) PER SHARE
          We calculate earnings per share using the two-class method during periods which we record income from continuing operations. For periods which we record a loss from continuing operations, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of applying the two-class method would be anti-dilutive.
          Net income has been allocated to the common and convertible preferred stock based on their respective rights to share in dividends. Net losses have not been allocated to convertible preferred stock, as there is no contractual obligation for the holders of the participating convertible preferred stock to share in our losses. We excluded the convertible preferred stock from diluted earnings per share under the if-converted method because the effect is anti-dilutive.
          Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock that would share in our earnings. Because of our losses from continuing operations in the first quarter of 2006, the issuance of additional shares of common stock through the exercise of stock options and the conversion of preferred stock were excluded as they would have an anti-dilutive effect on our loss per share for that period.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share data)
Basic earnings per share:
Income (loss) from continuing operations	$2,967	$(804)
Amount allocated to participating preferred stockholders	(51)	—

Income (loss) from continuing operations available to common stockholders — basic	$2,916	$(804)

Weighted average common shares outstanding	61,505	70,423
Basic earnings (loss) from continuing operations per share	$0.05	$(0.01)

Diluted earnings per share:
Income (loss) from continuing operations	$2,967	$(804)
Amount allocated to participating preferred stockholders	(51)	—

Income (loss) from continuing operations available to common stockholders — diluted	$2,916	$(804)

Weighted average common shares outstanding	61,505	70,423
Weighted average effect of common stock equivalents:
Stock options	297	—

Weighted average diluted shares outstanding	61,802	70,423
Diluted earnings (loss) from continuing operations per share	$0.05	$(0.01)

          Although we reported net income for the quarter ended March 31, 2007, the preferred stock convertible into 1,070,090 shares of common stock was not included in the calculation of diluted outstanding shares as it would have an anti-dilutive effect on our earnings per share for that period. As we had a net loss for the quarter ended March 31, 2006, we excluded additional common equivalent shares of 156,000 stock options and 1,070,090 shares of convertible preferred stock as they would have an anti-dilutive effect on our loss per share for that period.
15. SUBSEQUENT EVENTS
          In March 2007, our Board of Directors approved a tender offer to purchase up to $55 million of our common stock. The tender offer expired in April 2007 and we repurchased a total of 16,155 shares which were immediately retired.
          In May 2007, our Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $30 million of its common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described later on this form 10-Q as they have been updated. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
          We operate and manage our business in two segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions, which includes our business with State Farm Mutual Automobile Insurance Company. The Postilion segment represents the community financial business, global ATM/payments business, and the full service banking and lending business in North America.
          Our Enterprise segment software supports the primary channels a bank uses to interact with its customers, including self service channels like the Internet for personal, business and corporate online banking and trade finance, and full service channels such as teller, branch and call center. In the community bank and credit union market, our Postilion segment provides online personal and business banking applications as well as a telephone banking application. Our Postilion segment also provides full service banking including the teller at the branch, sales and service activities including new account opening and the call center agent’s desktop applications. In addition, our Postilion segment offers a payments platform which provides software that operates ATM networks and POS debit card transaction processing networks.
          We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as non-traditional financial providers, such as retailers and telecommunications companies. Our solutions address the needs of small, mid-sized and large financial organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as revenue related to hosting applications and electronic bill payment services sold to customers in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. We intend to license our Postilion suite of online and telephone banking applications primarily on a subscription basis wherein revenue will be recognized evenly over the term of the contract and our Postilion payments platform on a perpetual basis. We have previously licensed the Enterprise suite of products on both a perpetual and subscription basis, but going forward, plan to primarily license these solutions on a perpetual basis.
          We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) Americas and (ii) International. Additional information about our business, geographic disclosures and major customers is presented in note 1 to our condensed consolidated financial statements contained elsewhere in this report. Our Enterprise solutions target larger banks and insurance companies, while our Postilion solutions target community and regional banks and credit unions with self service banking applications and the full range of banks and retailers within the suite of payment applications. We have approximately 3,000 financial institution customers, the majority of which are located in the United States.
          Throughout 2006, we continued to invest in the development of the integrated Enterprise Platform as the technology foundation for the Enterprise family of products. The Enterprise product family includes the following applications: retail Internet banking, small business Internet banking, corporate Internet banking, teller, sales and service, and call center. These can be sold as stand-alone applications or as an integrated suite of products.

Recent Accounting Pronouncements
          On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. The disclosure requirements and effect of adoption of this interpretation are presented in Note 11 to the condensed consolidated financial statements.
          In June 2006, EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”) was issued by the FASB. Under EITF 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e. both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007 and will continue to report taxes collected from customers on a net presentation basis.
          In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements by Current Year Financial Statements”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. We adopted SAB 108 on January 1, 2007 and had no cumulative effects to our financial position and results of operations.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. We do not anticipate the implementation of this Statement will be material to our financial position and results of operations.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. Companies are prohibited from retrospectively applying SFAS

No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159. We do not anticipate the implementation of this Statement will be material to our financial position and results of operations.
Significant Accounting Policies
          For a complete list of our significant accounting policies, please refer to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
Comparison of the Three Months Ended March 31, 2007 and 2006
          Revenues. The following table sets forth our segment revenue data (in thousands) for the three months ended March 31, 2007 and 2006.

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Quarter Ended March 31, 2007:
Enterprise	$1,054	$3,417	$15,473	$5,705	$155	$25,804
Postilion	4,707	7,059	3,959	5,995	42	21,762

Total	$5,761	$10,476	$19,432	$11,700	$197	$47,566

Quarter Ended March 31, 2006:
Enterprise	$1,447	$3,462	$11,696	$4,928	$170	$21,703
Postilion	4,596	7,195	2,925	6,658	363	21,737

Total	$6,043	$10,657	$14,621	$11,586	$533	$43,440

          Total revenues increased by $4.1 million or 9%, to $47.6 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase was in the Enterprise segment’s professional services and data center revenues. Enterprise segment revenues increased $4.1 million or 19% for the three months ended March 31, 2007 compared to the same period in 2006. Postilion segment revenues remained relatively unchanged for the three months ended March 31, 2007 compared to the same period in 2006.
          We license our Postilion suite of online and telephone banking applications primarily on a subscription basis. We have previously licensed our Postilion suite of ATM and POS driving applications primarily on a perpetual basis and plan to continue to do so in the future. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period. Subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements, and in some cases hosting services into one periodic fee and typically do not transfer the rights to the software to the customer at the end of the initial term. Beginning in the fourth quarter of 2006, all Enterprise products were primarily offered on a perpetual license basis. In addition, we expect to continue to provide perpetual licenses through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. With the move to perpetual licenses for all of our Enterprise products going forward, license revenues may fluctuate depending on the amount, timing and nature of customer licensing activity. In some instances, we saw that our announcement regarding the exploration of strategic alternatives discouraged some customers from entering into long-term contracts in 2006. As a result, following the conclusion of our strategic assessment, we expect our licensing activity to increase. However, given that the sales cycle for large financial institutions lasts from six to eighteen months, we expect this increase to be gradual.
          Our Enterprise segment generated revenues of $25.8 million for the quarter ended March 31, 2007 compared with $21.7 million for the same period in 2006. The increase in revenues from our Enterprise segment is primarily due to growth in our professional services and data center revenues. Software license revenues for our Enterprise segment were $1.1 million for the three months ended March 31, 2007, a decrease of $0.3 million from the same period in 2006. Support and maintenance revenues for our Enterprise segment were $3.4 million for the three months ended March 31, 2007, a decrease of $0.1 million from the same period in 2006. Professional services revenues for our Enterprise segment were $15.5 million for the three months ended March 31, 2007, an increase of $3.8 million from the same period in 2006 due to several large domestic and international customer projects including State Farm Mutual Automobile Insurance Company. Service projects in the first quarter of 2006 were impacted by the reorganization in late 2005 and the delay in the release of Enterprise 3.5 which ultimately we released the first application starting in February 2006. Additionally, we entered into a services agreement in August 2006 with our former FRS business. We recorded $0.5 million of services revenues in the first quarter of 2007 related to this agreement. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $5.7 million for the first quarter of 2007, an increase of $0.8 million from the first quarter of 2006. A significant portion of the increase is due to one large international customer that went live in our global data center in the second quarter of 2006. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the mix of products and services sold in connection with particular transactions. There is minimal gross margin associated with other revenue.
          Revenues for our Postilion segment were $21.8 million for the three months ended March 31, 2007 compared with $21.7 million for the same period in 2006. Software license revenues for our Postilion segment were $4.7 million for the three months ended March 31, 2007, an increase of $0.1 million from the same period in 2006. Software license revenues for our Postilion segment were $4.7 million for the three months ended March 31, 2007, an increase of $0.1 million from the same period in 2006 due in part to an increase in subscription or term license revenues in the community financial business offset by lower volume upgrades for our legacy full service banking customers. The increase in subscription revenues is partially attributable to existing customers that converted from annual maintenance and support agreements to long-term subscription agreements, which in some cases, include hosting services. Support and maintenance revenues for the Postilion segment were $7.1 million for the three months ended March 31, 2007, a decrease of $0.1 million from the same period in 2006. The professional services revenues were $4.0 million for the three months ended March 31, 2007, an increase of $1.0 million from the same period in 2006. The increase of services revenues primarily resulted from several large international projects in the first quarter of 2007 while our first quarter of 2006 revenues were affected by our reorganization in late 2005 which delayed the addition of new customers as we evaluated our business model. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the projects. Data center revenues for our Postilion segment were $6.0 million for the first quarter of 2007, a decrease of $0.7 million from the first quarter of 2006. The decrease was due in part to customers that converted to subscription pricing and this accounted for a portion of the increase of subscription revenues. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the mix of products and services sold in connection with particular transactions. There is minimal gross margin associated with other revenue.
          Direct Costs. Direct costs increased by $0.5 million to $21.9 million for the three months ended March 31, 2007 from the same period in 2006. As a percentage of revenues, direct costs, excluding depreciation, were 46% and 49% for the three months ended March 31, 2007 and 2006, respectively. Direct costs exclude charges for depreciation of property and equipment.
          Costs of software licenses for our products sold include the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. Overall, software license costs were 15% and 17% of software license revenues for the first quarter of 2007 and 2006, respectively. Purchased technology amortization was $0.8 million and $0.9 million for the first quarter of 2007 and 2006, respectively. Purchased technology amortization is expected to decrease slightly in the second quarter of 2007.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $15.0 million for the three months ended March 31, 2007, an increase of $0.3 million from the same period in 2006. This increase is primarily attributable to an increase in headcount in our Enterprise segment as we completed more service projects for domestic and international customers. As a percentage of revenue, costs of professional services, support and maintenance were 50% and 58% of support and maintenance and professional services revenues for the first quarter of 2007 and 2006, respectively. This decrease is attributable to higher service revenues.

          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. A large portion of the data center direct costs are fixed. As such, the incremental costs to add customers and/or users is minimal. Direct data center costs increased $0.6 million to $6.0 million for the three months ended March 31, 2007 from the same period in 2006. As a percentage of data center revenues, data center costs excluding depreciation were 51% and 47% for the three months ended March 31, 2007 and 2006, respectively. This increase is attributable to higher costs related to our Enterprise segment.
          Selling and Marketing Expenses. Total selling and marketing expenses increased by $1.5 million to $7.4 million for the three months ended March 31, 2007 from the same period in 2006. The increase was mainly due to increased payroll costs in both the Enterprise and Postilion segments including increased commissions and higher stock compensation expenses.
          Product Development Expenses. Total product development expenses decreased by $2.7 million to $6.9 million for the three months ended March 31, 2007 from the same period in 2006. This decrease is primarily attributable to the Enterprise segment’s reduction in personnel and related expenses as a result of lower headcount from the re-organization in late 2006. The Postilion segment had a slight increase in costs as we continued to develop a new integrated platform combining the ATM/payment product and our community financial internet and voice banking products. As a percentage of revenues, product development expenses were 15% and 22% in the first quarter of 2007 and 2006, respectively.
          Historically, we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and Administrative Expenses. General and administrative expenses increased by $1.0 million to $6.7 million for the three months ended March 31, 2007 from the same period in 2006. As a percentage of revenues, general and administrative expenses were 14% and 13% for the three months ended March 31, 2007 and 2006, respectively. This increase is primarily attributable to additional costs related to professional services and higher payroll related costs.
          Restructuring Costs. Restructuring expenses were $0.3 million for the three months ended March 31, 2006 due primarily to the transition of personnel from the 2005 plan of reorganization as compared to no charges in the first quarter of 2007.
          Depreciation. Depreciation was $1.8 million for each of the three months ended March 31, 2007 and 2006.
          Amortization of Other Intangible Assets. Amortization of other intangible assets remained at $0.3 million for each of the three months ended March 31, 2007 and 2006. Amortization expense is expected to decrease slightly in the second quarter of 2007.
          Interest and Other Income, Net. Interest and other income net was $0.9 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. Interest income decreased due to lower average balances for cash and short-term investments after we completed our tender offer in late December 2006 to buy back $55.8 million of our outstanding shares and additional interest expense associated with capital leases signed in 2006.
          Income Tax Expense. We recorded income tax expense of $0.4 million for each of the three month periods ending March 31, 2007 and 2006. Although we have fully reserved net deferred tax assets of approximately $165.6 million as of December 31, 2006 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
•	for tax expense in certain subsidiaries or jurisdictions for which do not have NOLs to utilize;

•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash;

•	if there are no NOLs that were acquired as part of a business combination, upon which we placed a valuation allowance at acquisition date. This results in non-cash income tax expense as goodwill is reduced and the valuation allowance is released; or

•	if it is more likely than not a tax benefit cannot be sustained, tax expense is recorded for the contingent tax liability.
          APB Opinion 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by the Company do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions that our business operates in, it is difficult to produce jurisdictionally accurate income forecasts. Therefore, a reliable estimate of the annual effective rate cannot be made and the Company uses the actual effective tax rate for the year-to-date as the best estimate for the annual effective rate.
          Gain from discontinued operations. In the first quarter of 2006, our gain from discontinued operations includes a $0.6 million gain related to Edify operations partially offset by a $0.2 million loss in FRS operations.
Liquidity and Capital Resources
          The following tables show information about our cash flows during the three months ended March 31, 2007 and 2006 and selected balance sheet data as of March 31, 2007 and December 31, 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$8,534	$4,269
Change in operating assets and liabilities	(8,347)	(3,256)

Net cash provided by operating activities	187	1,013
Net cash provided by (used in) investing activities	12,810	(4,617)
Net cash used in financing activities	704	1,527
Effect of exchange rates on cash and cash equivalents	19	92

Net increase (decrease) in cash and cash equivalents	$13,720	$(1,985)

	As of
	March 31, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$83,332	$69,612
Short term investments	8,179	21,392
Working capital	94,058	83,227
Total assets	303,720	307,805
Total stockholders’ equity	229,812	224,229
          Operating Activities. During the three months ended March 31, 2007, cash provided by operations was $0.2 million for the quarter and $1.0 million for same period in 2006. The change in net cash flows from operating activities before changes in operating assets and liabilities was an increase of $4.3 million reflecting improvement in cash provided from continuing operations resulting from a lower expense base after our reorganization in late 2006. The change in operating assets and liabilities primarily reflects timing differences between the collection of fees billed and the payment of operating expenses.
          Cash provided by operations for the three months ended March 31, 2007 included the effects of:
•	our net income of $3.0 million;

•	depreciation and amortization expense of $3.0 million;

•	provision of doubtful accounts receivable and billing adjustments of $0.7 million;

•	stock based compensation expense of $1.9 million;

•	a decrease in accrued expenses and other liabilities of $8.1 million as a result of payments made from the restructuring reserve and payment of annual bonuses offset by the accrual of stock appreciation rights expense;

•	a decrease of $4.1 million in accounts receivable as a result of collections from our largest customer, and

•	a $4.3 million decrease in deferred revenues due to work completion for one of our major customers.
          Cash used in operations for the three months ended March 31, 2006 included the effects of:
•	our net loss of $0.4 million;

•	depreciation and amortization expense of $3.1 million;

•	gain from discontinued operations of $0.6 million;

•	provision of doubtful accounts receivable and billing adjustments of $0.6 million;

•	stock based compensation expense of $1.6 million;

•	a decrease in accrued expenses and other liabilities of $6.3 million as a result of payments made from the restructuring reserve, payment of annual bonuses and payments related to the sale of the Edify business;

•	an increase of $4.3 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter;

•	a $9.0 million increase in deferred revenues resulting from annual billing of maintenance and subscription fees; and

•	changes in other operating assets and liabilities of $1.6 million.
          Investing Activities. Cash provided by investing activities was $12.8 million for the three months ended March 31, 2007 compared to cash used by investing activities of $4.6 million in the same period in 2006.
          In the first three months of 2007, we:
•	converted $13.2 million, net, from short-term investments to cash and cash equivalents lowering our short-term investments to $8.2 million, and

•	purchased $0.4 million of property and equipment.
          In the first three months of 2006, we:
•	paid $14.0 million to the sellers of Mosaic in settlement of the earn-out;

•	converted $12.2 million, net, from short-term investments to cash and cash equivalents lowering our short-term investments to $32.0 million;

•	received a $0.6 million working capital adjustment from the sale of Edify; and

•	purchased $3.4 million of property and equipment.
          Financing Activities. Cash provided by financing activities was $0.7 million for the three months ended March 31, 2007 compared to cash provided by financing activities of $1.5 million in same period in 2006.
          In the first three months of 2007, we:
•	received $1.4 million from the sale of common stock under our employee stock option plans; and

•	paid $0.7 million for capital lease obligations.
          In the first three months of 2006, we:
•	received $1.8 million from the sale of common stock under our employee stock option plans; and

•	paid $0.3 million for capital lease obligations.
          In May 2007, our Board of Directors has authorized a stock repurchase program under which the Company may repurchase up to $30 million of its common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Quantitative and qualitative disclosures about market risk were included in Item 7A of the Company’s 2006 Annual Report on Form 10-K. With the exception of the long term contract described below, there have been no significant changes in our market risk from December 31, 2006.
          In general, we do not use financial instruments to hedge our foreign exchange exposure because the effect of the foreign exchange rate fluctuations are not material. However, in 2005 we entered into a long-term hosting agreement with a customer wherein we will provide the customer with hosting services for a period of approximately four years. Our costs associated with those services are denominated in United States Dollars (USD) and the customer will pay us in British Pounds Sterling (GBP). In this arrangement, ordinary fluctuations in currency exchange rates could adversely impact our profit margin on the hosting agreement. Consequently, we purchased a series of options to exchange USD for GBP at dates throughout the term of the agreement for amounts proportional to the minimum fees under the contract. As of March 31, 2007, the fair value of these options was $18,000.
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
          Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
          The following discussion supplements the Risk Factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006.

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
•	we cannot accurately predict the number and timing of contracts we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;
•	as we will be selling our financial institutions products on both a perpetual license and a term or subscription license, we cannot accurately predict the mix of perpetual licenses to term licenses sold in any one quarter. Term licenses significantly reduce the amount of revenue recognized in the first year of the contract, but is intended to increase the overall revenue earned from the customer during the typical customer life cycle; perpetual license revenue can vary significantly on a quarterly basis;
•	the length of our sales cycle to large financial organizations generally lasts from six to 18 months, which adds an element of uncertainty to our ability to forecast revenues;
•	if we fail to or are delayed in the introduction of new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;
•	our ability to expand the mix of distribution channels through which our products are sold may be limited;
•	our products may not achieve widespread market acceptance, which could cause our revenues to be lower than expected;
•	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and / or the gross margins associated with this revenue;
•	our sales may be constrained by the timing of releases of third-party software that works with our products;
•	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses in the short term if revenues decrease; and
•	the migration of our license sales model to be more focused on recurring revenue contracts may result in less predictable revenue due to an inability to predict the rate at which it is adopted by our customers, or the rate at which it may be deferred.
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
We depend on one customer, State Farm Mutual Automotive Insurance Company (“State Farm”), for a significant portion of our revenue and if that customer terminates its contract with us, or reduces the amount of software or services they buy from us, our revenues and financial performance would decline

          In 2006, we derived 25% of our total revenues from continuing operations from State Farm. State Farm accounted for 26% and 25% of our total revenue from continuing operations in 2004 and 2005, respectively. We expect revenues from State Farm to be between $45.0 and $48.0 million in 2007. In the ordinary course of our relationship with State Farm, they may cancel or reschedule projects at any time, without significant penalty. We can give no assurance that we will be able to retain State Farm as a customer or that we will be able to maintain the same level of revenue contribution from State Farm in the future. State Farm’s license and possession rights for the source code of the Enterprise and insurance products give them flexibility on how they choose to further invest in these products. If State Farm was to decrease the amount of software or services they buy from us, it could adversely affect our results of operations.
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
•	delays in completing and/or testing new products, resulting in significant delays in delivering new products;
•	extraordinary end-user volumes or other events could cause systems to fail;
•	our products could contain errors, or “bugs”, which could impair the services we provide;
•	during the initial implementation of some products, we have experienced significant delays in implementing and integrating software, and we may experience similar difficulties or delays in connection with future implementations and upgrades to new versions; and
•	many of our products require integration with third-party products and systems, and we may not be able to integrate these products with new or existing products.
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
We are engaged in offshore software development activities, which may not be successful and which may put our intellectual property at risk
          In order to optimize available research and development resources and meet development timeframes, in 2004, we acquired an Indian based development center. This center had been owned and operated for us by a third party since 2002. In 2004, associated with our acquisition of Mosaic, we acquired a development center in Cape Town, South Africa. While our experience to date with these offshore development centers has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:
•	Communications and information flow may be less efficient and accurate as a consequence of the time zone differences, distance and language differences between our primary development organization and the foreign based activities, resulting in delays in development or errors in the software developed;
•	potential disruption from the involvement of the United States in political and military conflicts around the world;

•	the quality of the development efforts undertaken offshore may not meet our requirements because of language, cultural and experience differences, resulting in potential product errors and/or delays;
•	we have experienced a greater level of voluntary turnover of personnel in India than in other development centers which could have an adverse impact on efficiency and timeliness of development as well as the opportunity for misappropriation of our intellectual property;
•	in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk of the potential for misappropriation of our intellectual property that might not be readily discoverable; and
•	currency exchange rates could fluctuate and adversely impact the cost advantages intended from maintaining these facilities.
A significant portion of our customers are in a consolidating financial services industry, which is subject to economic changes that could reduce demand for our products and services
          For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and insurance industry and other financial services firms. Changes in economic conditions and unforeseen events, like recession or inflation, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company.
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
Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award
          Substantial intellectual property litigation and threats of litigation exist in our industry. The number of patents issued protecting software and business methods have grown significantly in recent years, with the scope of such patents often unclear. Additionally, copyright and trade secrets are regularly asserted as a means for protecting software. We expect software to be increasingly subject to third-party intellectual property infringement claims as a result of the increased level of intellectual property based actions relating to such technology and methods and as the number of competitors grows and the functionality of products in different industry segments overlaps.
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
Acquisitions and divestitures may be costly and difficult to integrate / divest, divert management resources or dilute stockholder value
          We acquired three companies in 2004 and one company in 2005. We also divested one company in 2004, one company in 2005 and one company in 2006. The integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. With acquisitions made prior to 2001, we encountered difficulties, costs and delays in integrating the acquired operations with our own and may continue to do so in the future. Among the issues related to integration are:
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
•	actual or anticipated variations in our quarterly operating results;
•	27% of our common stock is owned by 3 institutions, a rapid change in position of any one of these holders could cause a significant drop in our stock price if market demand is insufficient to meet sales demand;
•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the computer software, electronic commerce and Internet industries;
•	changes in the market valuations of other technology companies;
•	developments in Internet regulations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	unscheduled system downtime of our products in either a hosted or in-house environment;
•	security branches in our software or facilities may cause harm to our business and reputation and result in a loss of customers;
•	additions or departures of key personnel; and
•	sales of our common stock or other securities in the open market.
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
Item 2. Purchases of Equity Securities
          In March 2007, our Board of Directors approved a tender offer to purchase up to $55 million of our common stock. The tender offer expired in April 2007 and we repurchased a total of 16,155 shares which were immediately retired.
Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 9, 2007.

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