Form 10-Q
period 2007-06-30
S1 CORP /DE/
filed 2007-08-09
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Shares of common stock outstanding as of August 1, 2007: 59,763,284

S1 CORPORATION
QUARTERLY PERIOD ENDED JUNE 30, 2007

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,766	$69,612
Short-term investments	—	21,392
Accounts receivable, net	49,411	53,371
Prepaid expenses	2,896	4,036
Other current assets	5,640	2,308

Total current assets	145,713	150,719
Property and equipment, net	10,437	12,137
Intangible assets, net	10,809	12,903
Goodwill, net	125,033	125,300
Other assets	6,541	6,746

Total assets	$298,533	$307,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,340	$3,750
Accrued compensation and benefits	10,157	9,642
Accrued restructuring	6,467	9,092
Accrued other expenses	11,800	12,801
Deferred revenues	28,339	29,265
Current portion of capital lease obligation	2,595	2,942

Total current liabilities	61,698	67,492
Capital lease obligation, excluding current portion	2,586	3,865
Accrued restructuring, excluding current portion	6,807	10,386
Other liabilities	5,657	1,833

Total liabilities	76,748	83,576

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	601	613
Additional paid-in capital	1,835,868	1,845,529
Treasury stock	(871)	—
Accumulated deficit	(1,621,386)	(1,629,302)
Accumulated other comprehensive loss:
Net loss on derivative financial instruments	(150)	(168)
Cumulative foreign currency translation adjustment	(2,277)	(2,443)

Total stockholders’ equity	221,785	224,229

Total liabilities and stockholders’ equity	$298,533	$307,805

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	60,107,020	61,290,973
Common shares held in treasury	109,100	—
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$7,755	$6,369	$13,517	$12,412
Support and maintenance	11,227	11,197	21,702	21,854
Professional services	21,681	16,950	41,113	31,571
Data center	11,730	11,911	23,430	23,497
Other	205	312	402	845

Total revenues	52,598	46,739	100,164	90,179

Operating expenses:
Cost of software licenses	940	1,062	1,832	2,092
Cost of professional services, support and maintenance	15,830	15,761	30,942	30,451
Cost of data center	6,390	5,759	12,189	11,175
Cost of other revenue	130	133	272	449
Selling and marketing	7,767	6,683	15,165	12,558
Product development	6,798	9,876	13,692	19,483
General and administrative	7,710	6,479	14,409	12,195
Restructuring costs	—	549	—	882
Depreciation	1,737	1,971	3,571	3,723
Amortization of other intangible assets	283	327	610	654

Total operating expenses	47,585	48,600	92,682	93,662

Operating income (loss)	5,013	(1,861)	7,482	(3,483)
Interest and other income, net	784	1,040	1,655	2,249

Income (loss) before income tax expense	5,797	(821)	9,137	(1,234)
Income tax expense	(848)	(263)	(1,221)	(654)

Income (loss) from continuing operations	4,949	(1,084)	7,916	(1,888)
Loss from discontinued operations, net of tax	—	(1,027)	—	(667)

Net income (loss)	$4,949	$(2,111)	$7,916	$(2,555)

Basic earnings (loss) per share:
Continuing operations	$0.08	$(0.02)	$0.13	$(0.03)
Discontinued operations	$—	$(0.01)	$—	$(0.01)

Net income (loss) per share	$0.08	$(0.03)	$0.13	$(0.04)

Diluted earnings (loss) per share:
Continuing operations	$0.08	$(0.02)	$0.13	$(0.03)
Discontinued operations	$—	$(0.01)	$—	$(0.01)

Net income (loss) per share	$0.08	$(0.03)	$0.13	$(0.04)

Weighted average common shares outstanding — basic	61,217,364	70,958,696	61,360,540	70,692,207
Weighted average common shares outstanding – fully diluted	62,226,463	n/a	61,969,133	n/a
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$7,916	$(2,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,665	6,479
Gain on disposal of discontinued operations, net of tax	—	(554)
Provision for doubtful accounts receivable and billing adjustments	994	1,918
Stock based compensation expense	5,013	2,803
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,947	(13,752)
Increase in prepaid expenses and other assets	(1,969)	(320)
(Decrease) increase in accounts payable	(1,429)	900
Decrease in accrued expenses and other liabilities	(5,555)	(9,725)
(Decrease) increase in deferred revenues	(666)	11,086

Net cash provided by (used in) operating activities	12,916	(3,720)

Cash flows from investing activities:
Cash paid in connection with acquisition	—	(14,000)
Proceeds from sale of subsidiaries	—	554
Maturities of short-term investment securities	29,255	26,900
Purchases of short-term investment securities	(7,863)	(15,067)
Purchases of property, equipment and technology	(1,871)	(4,610)

Net cash provided by (used in) investing activities	19,521	(6,223)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	2,729	2,281
Payments on capital lease obligations	(1,626)	(765)
Repurchase of common stock	(15,590)	—
Proceeds from sale-lease back transaction	—	2,502

Net cash (used in) provided by financing activities	(14,487)	4,018

Effect of exchange rate changes on cash and cash equivalents	204	44

Net increase (decrease) in cash and cash equivalents	18,154	(5,881)
Cash and cash equivalents at beginning of period	69,612	85,108

Cash and cash equivalents at end of period	$87,766	$79,227

Noncash investing and financing activities:
Property and equipment financed through capital leases	$—	$4,372
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. BACKGROUND AND BASIS OF PRESENTATION
          S1 Corporation (“S1”) is a global provider of software solutions for financial organizations including banks, credit unions and insurance companies. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents the community financial, full service banking and lending businesses in North America, and global ATM/payments business.
          We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as transaction processors, and large retailers. Our solutions address the needs of small, mid-sized and large organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as revenue related to hosting applications and electronic bill payment services in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period. Subscription or term licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements and in some cases, hosting services, into one periodic fee and typically do not transfer the rights to the software to the customer at the end of the contract term.
          Our Enterprise segment supports channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, and full service channels such as teller, branch and call center. We previously licensed the Enterprise suite of products on both a perpetual and subscription basis but, beginning in the fourth quarter of 2006, Enterprise products were primarily offered on a perpetual license basis. In addition, we expect to continue to provide perpetual licenses through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. With the move to perpetual licenses for our Enterprise products going forward, license revenues may fluctuate depending on the amount, timing and nature of customer licensing activity. In some instances, we saw that our announcement in 2006 regarding the exploration of strategic alternatives discouraged some customers from entering into contracts with us. As a result, following the conclusion of our strategic assessment, we expect our licensing activity to increase. However, given that the sales cycle for large financial institutions lasts from six to eighteen months, we expect this increase to be gradual.
          In the community bank and credit union market, our Postilion segment provides online personal and business internet banking, telephone banking, and full service banking applications including the teller, sales and service activities including new account opening and the call center agent’s desktop applications. In addition, our Postilion segment offers our payments platform which provides software that drives automatic teller machines (ATM) and point-of-sale (POS) devices to customers of all sizes around the world. We license our Postilion suite of online and telephone banking applications primarily on a subscription basis. Postilion’s ATM and POS applications and full service banking products are primarily licensed on a perpetual basis.
          We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) Americas and (ii) International. Our Enterprise solutions target larger banks and insurance companies, while our Postilion solutions target community and regional banks and credit unions with self service and full service banking applications, and the full range of banks and retailers with the suite of payment applications. We have approximately 3,000 financial institution customers, the majority of which are located in the United States.
          We are headquartered in Norcross, Georgia, USA, with domestic offices in Littleton, Massachusetts; Charlotte,

North Carolina; Austin, Texas; Fairport, New York; Colorado Springs, Colorado; and West Hills, California; and international offices in Brussels, Cape Town, Dubai, Dublin, Johannesburg, Melbourne, Munich, Pune, Chertsey and Singapore. We are incorporated in Delaware.
          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2007 and our results of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007. The data in the condensed consolidated balance sheet as of December 31, 2006 was derived from our audited consolidated balance sheet as of December 31, 2006, as presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We reclassified certain amounts in the prior period’s consolidated financial statements to conform to the current year presentation. Our operating results for the six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.
     2. RECENT ACCOUNTING PRONOUNCEMENTS
          On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The disclosure requirements and effect of adoption of this interpretation are presented in Note 9.
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
          In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements by Current Year Financial Statements”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatements of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. We adopted SAB 108 on January 1, 2007 and had no cumulative effects to our financial position and results of operations.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value

Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 157 will have on our financial position or results of operations.
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
     3. DISCONTINUED OPERATIONS
          On August 11, 2006, we completed the sale of our Risk and Compliance segment, which did business as FRS. We received approximately $36.3 million in consideration which includes $3.5 million held in escrow and a working capital adjustment of $1.7 million. We recorded a gain of $31.6 million net of tax in 2006. We recorded expenses of approximately $1.3 million in connection with the sale including legal fees and other expenses. The escrow of $3.5 million is recorded in other current assets relating to the sale.
          On December 30, 2005, we completed the sale of our Edify segment. Under the terms of the agreement, we received approximately $33.5 million in cash and a working capital adjustment of $0.6 million in the second quarter of 2006 bringing the total sale price to $34.1 million. We recorded a gain of $24.4 million, net of tax in 2005. We recorded expenses of approximately $4.4 million in connection with the sale including legal fees and employee severance payments. In addition, under the agreement, we contracted to continue to be a reseller of Edify products following the closing of the transaction. Activity under the reseller agreement has not been significant to date.
          Revenues and losses from discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Risk and Compliance	$—	$5,161	$—	$10,258

Pretax loss from discontinued operations:
Risk and Compliance	$—	$(1,019)	$—	$(1,257)

Gain on disposal of Edify	—	—	—	554
Income tax (expense) benefit	—	(8)	—	36

Loss from discontinued operations	$—	$(1,027)	$—	$(667)

     4. GOODWILL AND OTHER INTANGIBLE ASSETS
          At June 30, 2007, our other intangible assets consisted of the following (in thousands):

	Gross	Accumulated
	Carrying Value	Amortization
Purchased and acquired technology	$19,489	$(15,037)
Customer relationships	12,000	(5,643)

Total	$31,489	$(20,680)

          We recorded amortization expense of $2.1 million and $2.5 million during the six months ended June 30, 2007 and 2006, respectively. We estimate aggregate amortization expense for 2007 and the next four calendar years to be as follows (in thousands):

	2007	2008	2009	2010	2011
Enterprise	$662	$85	$—	$—	$—
Postilion	$3,328	$3,081	$2,200	$1,090	$1,038
          The changes in the carrying value of our goodwill by segment for the six months ended June 30, 2007 are as follows (in thousands):

	Enterprise	Postilion	Total
Balance, January 1, 2007	$37,769	$87,531	$125,300
Utilization of acquisition related income tax benefits	(26)	(241)	(267)

Balance, June 30, 2007	$37,743	$87,290	$125,033

5. STOCK OPTION PLANS
          We maintain certain stock compensation plans providing for the grant of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and employees. Substantially all stock options granted under the plans have ten-year contractual lives and generally vest and become exercisable ratably over four years from the date of grant, although certain stock options granted in 2006 vest and become exercisable ratably over two years. The RSUs and SARs awards have ten-year contractual terms and generally vest and become exercisable ratably over two years from the date of grant. The SARs are settled in cash and are recorded as liabilities with changes in fair value recognized over the vesting period in accordance with SFAS No. 123R. At the end of the vesting period, any SARs that have not been exercised will continue to be adjusted to fair value each quarter. For stock options, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. For SARs, the fair value is recalculated at the end of the current period using a Black-Scholes option pricing model as the awards are settled in cash and our balance sheet reflects the current liability earned. The fair value of the RSUs is determined by the market price of our stock on the date of grant. In determining the fair value, management makes certain estimates related primarily to the expected term of the option, the volatility of our stock and the risk-free interest rate. These assumptions affect the estimated fair value of the option. As such, these estimates affect the compensation expense we record in future periods. These assumptions generally require significant analysis and judgment. Some of the assumptions are based on external data, while some assumptions are derived from our historical experience with share-based payments. We currently estimate expected term using our historical exercise and post-vesting cancellation activity and volatility by considering our historical stock volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with the remaining term equal to the expected term used as the input to the Black-Scholes model. In order to properly calculate stock-based compensation expense, we must determine the historical rate of pre-vesting forfeitures. We estimate forfeitures using a weighted-average historical forfeiture rate. Our estimates of forfeitures are adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.

          The Company uses the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment, as of June 30, 2007, of the Company’s approximate $233.2 million of domestic tax net operating loss carryforwards, the benefit of approximately $201.9 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, the Company has approximately $97.8 million foreign tax net operating loss carryforwards unaffected by this accounting treatment. There was no capitalized stock-based compensation cost as of June 30, 2007. We did not recognize any tax benefits during the six months ended June 30, 2007.
          The fair values for stock options were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007		2006
Expected dividend yield	0%		0%
Expected volatility	45%		52%
Risk-free interest rate	4.9%		4.7%
Expected life	4.0	years	4.0	years
          The fair values for SARs were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007		2006
Expected dividend yield	0%		0%
Expected volatility	49%		59%
Risk-free interest rate	5.0%		4.6%
Expected life	4.1	years	4.9	years
          The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Costs and expenses:
Professional services, support and maintenance	$278	$287
Data center	35	48
Selling and marketing	2,414	756
Product development	1,007	571
General and administrative	1,279	985
Discontinued operations	—	155

Total stock-based compensation expense	$5,013	$2,802

          As of June 30, 2007, our stock option plans provide for the issuance of 10,124,746 shares of common stock if all outstanding options and available grants were exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans. In 2007, we have granted 915,000 stock options at a weighted average grant price of $6.07 which had a weighted average fair value of $2.50 per share. In 2007, we have granted 21,000 shares of restricted stock at a weighted average grant price of $8.01. At June 30, 2007, we had 377,043 shares available for future grants under the plans. As of June 30, 2007, we had $6.3 million of total unrecognized compensation expense related to non-vested stock option awards which are expected to be recognized over a weighted average period of 1.22 years using the mid point method. As of June 30, 2007, we had $0.6 million of total unrecognized compensation expense related to non-vested restricted stock awards which are expected to be recognized over a weighted average period of 0.61 years using the mid point method. As of June 30, 2007, we had $6.2 million of total unrecognized compensation expense related to non-vested stock appreciation rights awards which are expected to be recognized over a weighted average period of 0.71 years using the mid point method.
     6. COMPREHENSIVE INCOME (LOSS)
          We have used derivative financial instruments to manage certain exposures to fluctuations in foreign currency to mitigate the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions with a series of foreign currency options. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments will be offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. In general, we have not held or issued derivative financial instruments for trading purposes. Our hedging activity has been for specific exposures related to certain contracts or locations that have potential risk due to the currency used for costs of the services differing from the currency used to bill our customers. The hedging activity has not been material to our financial position or statement of operations.
          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$4,949	$(2,111)	$7,916	$(2,555)
Foreign currency translation adjustment	73	(226)	166	(332)
Unrealized loss on cash flow hedges	(10)	(158)	(19)	(223)

Comprehensive income (loss)	$5,012	$(2,495)	$8,063	$(3,110)

     7. RESTRUCTURING CHARGES
          2003 and Prior Restructuring Plans
          For restructuring plans undertaken prior to 2004, the restructuring reserves as of December 31, 2006 and June 30, 2007 and their utilization for the six months ended June 30, 2007 are summarized below (in thousands). During the period, there were no changes in estimates.

Lease Costs
Balance, December 31, 2006	$5,161
Amounts utilized	(315)

Balance, June 30, 2007	$4,846

          2005 Restructuring Plan
          In the fourth quarter 2005, we approved a plan of reorganization to change the operating structure of our Enterprise and Postilion segments. Under the new structure, we organized as business units designed around products and addressable markets. The restructuring reserves as of December 31, 2006 and June 30, 2007 and their utilization for the six months ended June 30, 2007 are summarized below (in thousands). During the period, there were no changes in estimates.

	Personnel Costs	Lease Costs	Total
Balance, December 31, 2006	$660	$3,645	$4,305
Amounts utilized	(577)	(575)	(1,152)

Balance, June 30, 2007	$83	$3,070	$3,153

          2006 Restructuring Plan
          In the fourth quarter 2006, we approved a plan to further align our business units around products and addressable markets. The restructuring reserves as of December 31, 2006 and June 30, 2007 and their utilization for the six months ended June 30, 2007 are summarized below (in thousands). During the period, there were no changes in estimates.

	Personnel Costs	Lease Costs	Total
Balance, December 31, 2006	$4,018	$5,994	$10,012
Amounts utilized	(2,985)	(1,752)	(4,737)

Balance, June 30, 2007	$1,033	$4,242	$5,275

          The restructuring reserves at June 30, 2007 include future rent payments for vacated facilities, net of sublease income, and severance payments to terminated employees. We expect to make future cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $13.3 million, of which we anticipate paying approximately $6.5 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.
     8. CONTINGENCIES AND DEBT
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
     Sale-Leaseback Transaction
          In May 2006, we received $2.5 million for computer equipment and software (the “assets”) in a sale-leaseback transaction. In accordance with SFAS No. 13, we accounted for this lease as a capital lease. The $0.2 million gain resulting from the transaction was deferred and is being amortized to depreciation expense over the life of the lease.
     Guarantees
          We typically grant our customers a warranty that guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers under certain conditions from third party claims of intellectual property infringement relating to the use of our products. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these agreements as of June 30, 2007.
9. INCOME TAXES
          We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no cumulative effect adjustment. At the adoption date of January 1, 2007, we had $13.2 million of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. At June 30, 2007, we have $13.1 million of unrecognized tax benefits of which $3.7 million is reflected as a non-current liability. Due to the release of the valuation allowance associated with a portion of these unrecognized tax benefits, a $3.3 million non-current deferred tax asset is also reflected on the balance sheet as of June 30, 2007.

          We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have approximately $79 thousand of accrued interest and penalties related to uncertain tax positions.
          We do not expect any significant increases in the unrecognized tax benefit within twelve months of the reporting date. During the quarter ended June 30, 2007, unrecognized tax benefits decreased by approximately $0.1 million due to settlements with various state tax agencies. Within twelve months of the reporting date, we expect that unrecognized tax benefits will decrease by approximately $1.8 million due to the expiration of the statute of limitations in various jurisdictions. The decrease relates primarily to intercompany loans and fixed assets.
          The tax years 2003, 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1996, 1997, 1998, 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years 2003, 2004, 2005 and 2006.
10. STOCKHOLDER’S EQUITY
          On March 12, 2007, our Board of Directors approved a tender offer to purchase up to $55.0 million of our common stock. The tender offer was completed in April 2007. We repurchased and retired a total of 16,155 shares for a cost of $0.6 million, which includes fixed fees ($0.5 million) for related transaction costs.
          On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $30.0 million of our common stock. On August 8, 2007, our Board of Directors authorized a $20.0 million increase to our stock repurchase program, bringing the total authorization to $50.0 million, under which we may repurchase shares of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. There is no expiration date for this program. Stock repurchases for the three months ended June 30, 2007 were 1,904,652 shares for a total cost of $15.0 million, at an average price of $7.87 per share, which includes related transaction fees of $0.02 per share. All shares repurchased were retired except for 109,100 shares held as treasury stock.
11. SEGMENT REPORTING AND MAJOR CUSTOMERS
          We operate and manage our business in two segments: Enterprise and Postilion. The Enterprise segment represents our global banking and insurance business, which includes our business with State Farm Mutual Automobile Insurance Company (“State Farm”). The Postilion segment represents the community financial, full service banking and lending businesses, and global ATM/payments business.
          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and six months ended June 30, 2007 and 2006. We do not use any asset-based metrics to measure the operating performance of our segments.
          The following table shows revenues from continuing operations by revenue type for our reportable segments (in thousands):

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended June 30, 2007:
Enterprise	$1,287	$3,972	$17,303	$6,089	$158	$28,809
Postilion	6,468	7,255	4,378	5,641	47	23,789

Total	$7,755	$11,227	$21,681	$11,730	$205	$52,598

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended June 30, 2006:
Enterprise	$1,093	$3,293	$12,934	$5,398	$100	$22,818
Postilion	5,276	7,904	4,016	6,513	212	23,921

Total	$6,369	$11,197	$16,950	$11,911	$312	$46,739

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Six Months Ended June 30, 2007:
Enterprise	$2,342	$7,388	$32,776	$11,794	$313	$54,613
Postilion	11,175	14,314	8,337	11,636	89	45,551

Total	$13,517	$21,702	$41,113	$23,430	$402	$100,164

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Six Months Ended June 30, 2006:
Enterprise	$2,540	$6,755	$24,630	$10,326	$270	$44,521
Postilion	9,872	15,099	6,941	13,171	575	45,658

Total	$12,412	$21,854	$31,571	$23,497	$845	$90,179

          The following table shows operating results for our reportable segments (in thousands):

	Three Months Ended June 30, 2007
	Enterprise	Postilion	Total
Revenues	$28,809	$23,789	$52,598
Operating expenses:
Direct costs	14,763	8,527	23,290
Selling and marketing	3,545	4,222	7,767
Product development	2,965	3,833	6,798
General and administrative	3,948	3,762	7,710
Depreciation	1,142	595	1,737
Amortization of other intangible assets	—	283	283

Total operating expenses	26,363	21,222	47,585

Segment operating income	$2,446	$2,567	$5,013

	Three Months Ended June 30, 2006
	Enterprise	Postilion	Total
Revenues	$22,818	$23,921	$46,739
Operating expenses:
Direct costs	13,684	9,031	22,715
Selling and marketing	3,220	3,463	6,683
Product development	5,867	4,009	9,876
General and administrative	3,295	3,184	6,479
Restructuring costs	330	219	549
Depreciation	1,300	671	1,971
Amortization of other intangible assets	45	282	327

Total operating expenses	27,741	20,859	48,600

Segment operating (loss) income	$(4,923)	$3,062	$(1,861)

	Six Months Ended June 30, 2007
	Enterprise	Postilion	Total
Revenues	$54,613	$45,551	$100,164
Operating expenses:
Direct costs	28,310	16,925	45,235
Selling and marketing	6,729	8,436	15,165
Product development	5,980	7,712	13,692
General and administrative	7,758	6,651	14,409
Depreciation	2,361	1,210	3,571
Amortization of other intangible assets	45	565	610

Total operating expenses	51,183	41,499	92,682

Segment operating income	$3,430	$4,052	$7,482

	Six Months Ended June 30, 2006
	Enterprise	Postilion	Total
Revenues	$44,521	$45,658	$90,179
Operating expenses:
Direct costs	26,263	17,904	44,167
Selling and marketing	5,981	6,577	12,558
Product development	12,007	7,476	19,483
General and administrative	6,188	6,007	12,195
Restructuring costs	637	245	882
Depreciation	2,421	1,302	3,723
Amortization of other intangible assets	88	566	654

Total operating expenses	53,585	40,077	93,662

Segment operating (loss) income	$(9,064)	$5,581	$(3,483)

          Geography. Excluding discontinued operations, revenues from international operations were $12.6 million and $8.2 million for the three months ended June 30, 2007 and 2006, respectively. Excluding discontinued operations, revenues from international operations were $22.3 million and $15.6 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and 2006, approximately $1.1 million and $1.5 million, respectively, of total property and equipment are located outside of the United States.
          Subscription. Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. Our total software license revenues include subscription revenue of $1.8 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively. Our total Software license revenues include subscription revenue of $3.6 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively. This reflects growing acceptance of the Postilion segment’s community financial products on a subscription basis. The Enterprise segment currently sells licenses on a perpetual basis, but sold subscription licenses in the past. As the number of customers on subscription arrangements increases, margins for our support and maintenance, data center, and licenses will be impacted by this shift in revenue.
          Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenues) in the Enterprise segment. The following table indicates the percentage revenue derived from this customer:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Total Revenues	2007	2006	2007	2006
Enterprise Segment	37%	51%	42%	51%
Total Company	20%	25%	23%	25%

     12. NET INCOME (LOSS) PER COMMON SHARE
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
          Net income has been allocated to the common and convertible preferred stock based on their respective rights to share in dividends. Net losses have not been allocated to convertible preferred stock, as there is no contractual obligation for the holders of the participating convertible preferred stock to share in our losses. We excluded the convertible preferred stock that converts to 1,070,000 shares of common stock from diluted earnings per share under the if-converted method because the effect is anti-dilutive. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options, restricted stock, or other contracts to issue common stock were exercised and resulted in additional common stock that would share in our earnings. Because of our losses from continuing operations in the three and six months ended June 30, 2006, we did not include the additional shares of common stock through the exercise of stock options and the conversion of preferred stock as they would have an anti-dilutive effect on our loss per share for that period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic earnings per share:
Income (loss) from continuing operations	$4,949	$(1,084)	$7,916	$(1,888)
Amount allocated to participating preferred stockholders	(85)	—	(136)	—

Income (loss) from continuing operations available to common stockholders — basic	$4,864	$(1,084)	$7,780	$(1,888)

Weighted average common shares outstanding	61,217	70,959	61,361	70,692
Basic income (loss) from continuing operations per share	$0.08	$(0.02)	$0.13	$(0.03)

Diluted earnings per share:
Income (loss) from continuing operations	$4,949	$(1,084)	$7,916	$(1,888)
Amount allocated to participating preferred stockholders	(85)	—	(136)	—

Income (loss) from continuing operations available to common stockholders — diluted	$4,864	$(1,084)	$7,780	$(1,888)

Weighted average common shares outstanding	61,217	70,959	61,360	70,692
Weighted average effect of common stock equivalent Stock options and restricted stock	1,009	—	609	—

Weighted average diluted shares outstanding	62,226	70,959	61,969	70,692
Diluted income (loss) from continuing operations per share	$0.08	$(0.02)	$0.13	$(0.03)
13. SUBSEQUENT EVENTS
          On August 8, 2007, our Board of Directors authorized a $20.0 million increase to our stock repurchase program, bringing the total authorization to $50.0 million, under which we may repurchase shares of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, as well as the risk factors discussed under Item 1A of Part II of this form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
          S1 Corporation (“S1”) is a global provider of software solutions for financial organizations including banks, credit unions and insurance companies. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents the community financial, full service banking and lending businesses in North America, and global ATM/payments business.
          We sell our solutions primarily to traditional financial services providers, such as banks and insurance companies, as well as transaction processors and large retailers. Our solutions address the needs of small, mid-sized and large organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as revenue related to hosting applications and electronic bill payment services in our data center. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period. Subscription or term licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements and in some cases, hosting services, into one periodic fee and typically do not transfer the rights to the software to the customer at the end of the contract term.
          Our Enterprise segment supports channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, and full service channels such as teller, branch and call center. We previously licensed the Enterprise suite of products on both a perpetual and subscription basis but, beginning in the fourth quarter of 2006, Enterprise products were primarily offered on a perpetual license basis. In addition, we expect to continue to provide perpetual licenses through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. With the move to perpetual licenses for our Enterprise products going forward, license revenues may fluctuate depending on the amount, timing and nature of customer licensing activity. In some instances, we saw that our announcement in 2006 regarding the exploration of strategic alternatives discouraged some customers from entering into contracts with us. As a result, following the conclusion of our strategic assessment, we expect our licensing activity to increase. However, given that the sales cycle for large financial institutions lasts from six to eighteen months, we expect this increase to be gradual.
          In the community bank and credit union market, our Postilion segment provides online personal and business internet banking, telephone banking, and full service banking applications including the teller, sales and service activities including new account opening and the call center agent’s desktop applications. In addition, our Postilion segment offers our payments platform which provides software that drives automatic teller machines (ATM) and point-of-sale (POS) devices to customers of all sizes around the world. We license our Postilion suite of online and telephone banking applications primarily on a subscription basis. Postilion’s ATM and POS applications and full service banking products are primarily licensed on a perpetual basis.
          We sell our solutions to small, mid-sized and large financial organizations in two geographic regions: (i) Americas and (ii) International. Additional information about our business, geographic disclosures and major customers is presented in the notes to our condensed consolidated financial statements contained elsewhere in this report. Our Enterprise solutions target larger banks and insurance companies, while our Postilion solutions target community and regional banks and credit unions with self service and full service banking applications, and the full range of banks and retailers with the suite of payment applications. We have approximately 3,000 financial institution customers, the majority of which are located in the United States.
Recent Accounting Pronouncements and Critical Accounting Estimates
          For a complete list of the recent accounting pronouncements, please refer to the Note 2 in the condensed consolidated financial statements contained elsewhere in this report. For a complete list of our critical accounting estimates, please refer to the Notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
Quarterly and Year-to-Date financial highlights
          Financial highlights for three months ended June 30, 2007:
•	Revenues increased $5.9 million to $52.6 million as compared to the same period last year;

•	Professional services revenues increased nearly $4.7 million, due to growth in the Enterprise banking and Postilion payment business;

•	Product development costs are down $3.1 million due to lower costs following our restructuring activities in the fourth quarter of 2006;

•	Selling and marketing, Product development, and General and administrative costs increased due to higher stock based compensation expense which increased from prior year by $1.9 million to $3.1 million;

•	Stock repurchases of $15.6 million; and

•	Restructuring payments of $3.1 million.
          Financial highlights for six months ended June 30, 2007:
•	Revenues increased $10.0 million to $100.2 million as compared to the same period last year;

•	Professional services revenues increased $9.5 million, due to growth in the Enterprise banking and Postilion payment business;

•	Product development costs are down over $5.8 million due to lower costs following our restructuring activities in the fourth quarter of 2006;

•	Selling and marketing, Product development, and General and administrative costs increased due to higher stock based compensation expense which increased from prior year by $2.2 million to $5.0 million;

•	Stock repurchases of $15.6 million; and

•	Restructuring payments of $6.2 million.

Comparison of the Three Months Ended June 30, 2007 and 2006
          Revenues. The following table sets forth our revenue data for the three months ended June 30, 2007 and 2006 (in thousands).

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended June 30, 2007:
Enterprise	$1,287	$3,972	$17,303	$6,089	$158	$28,809
Postilion	6,468	7,255	4,378	5,641	47	23,789

Total	$7,755	$11,227	$21,681	$11,730	$205	$52,598

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended June 30, 2006:
Enterprise	$1,093	$3,293	$12,934	$5,398	$100	$22,818
Postilion	5,276	7,904	4,016	6,513	212	23,921

Total	$6,369	$11,197	$16,950	$11,911	$312	$46,739

          Total revenues increased by $5.9 million or 13%, to $52.6 million for the three months ended June 30, 2007 compared to the same period in 2006. The increase was primarily in Software licenses and Professional services revenues. Enterprise segment revenues increased $6.0 million or 26% for the three months ended June 30, 2007 compared to the same period in 2006. Postilion segment revenues were relatively unchanged for the three months ended June 30, 2007 compared to the same period in 2006. We derived approximately 20% and 25% of our revenues from our largest customer for the three months ended June 30, 2007 and 2006, respectively.
          Our Enterprise segment generated revenues of $28.8 million for the quarter ended June 30, 2007 compared with $22.8 million for the same period in 2006. Software license revenues for our Enterprise segment were $1.3 million for the three months ended June 30, 2007, an increase of $0.2 million from the same period in 2006 due to increases in sales of additional license seats to existing customers for our corporate banking product offset by a reserve relating to amounts owed by an international customer of $0.6 million. Support and maintenance revenues for our Enterprise segment were $4.0 million for the three months ended June 30, 2007, an increase of $0.7 million from the same period in 2006 due primarily to increased licensing activity in the corporate banking product. Professional services revenues for our Enterprise segment were $17.3 million for the three months ended June 30, 2007, an increase of $4.4 million from the same period in 2006 due to growth in the volume of customer projects, especially by our international business, partially offset by a decline in projects with our largest customer that were completed in 2007. We expect the level of professional services revenues with our largest customer to remain consistent with 2006. Professional service projects in 2006 were impacted by the delay in the release of the new Enterprise products. Additionally, we entered into a professional services agreement in August 2006 with our former FRS business. We recorded $0.5 million of services revenues in the second quarter of 2007 related to this agreement and we expect the full year revenues from the services agreement to be approximately $2 million. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $6.1 million for the three months ended June 30, 2007, an increase of $0.7 million from same period in 2006 due to increased transaction processing for both our domestic and international customers. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 37% and 51% of our Enterprise segment’s revenues from our largest customer for the three months ended June 30, 2007 and 2006, respectively.
          Revenues for our Postilion segment were $23.8 million for the three months ended June 30, 2007 compared with $23.9 million for the same period in 2006. Software license revenues for our Postilion segment were $6.5 million for the three months ended June 30, 2007, an increase of $1.2 million from the same period in 2006 due mainly to an increase in subscription or term license revenues in the community financial business in North America which is partially attributable to customers that converted from annual maintenance and support agreements to long-term subscription agreements, which in some cases, also includes hosting services. Additionally, our full service banking business had a marginal increase in sales of additional license seats to existing customers. Support and maintenance revenues for the Postilion segment were $7.3 million for the three months ended June 30, 2007, a decrease of $0.6 million from the same period in 2006. Excluding full service banking revenues of $0.6 million previously unbilled relating to one customer that we recognized during the second quarter of 2006, support and maintenance revenues would have increased primarily from our payment business. Additionally, the growth of support and maintenance revenues from existing community financial customers was offset by the effects of converting customers to subscription pricing in 2006. Professional services revenues were $4.4 million for the three months ended June 30, 2007, an increase of $0.4 million from the same period in 2006. The increase of services revenues primarily resulted from several domestic and international projects in our payment business partially offset by the completion and amendment of certain work orders ($0.9 million) with a full service banking customer in 2006. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Postilion segment were $5.6 million for the three months ended June 30, 2007, a decrease of $0.9 million from the same period in 2006 due in part to customer attrition in our community financial business and the conversion of some hosted customers to subscription pricing. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions.
          Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. Our total software license revenues include subscription revenue of $1.8 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively. This reflects growing acceptance of the Postilion segment’s community financial products on a subscription basis. The Enterprise segment currently sells licenses on a perpetual basis, but sold subscription licenses in the past. As the number of customers on subscription arrangements increases, margins for our support and maintenance, data center, and licenses will be impacted by this shift in revenue.
          Direct costs. Direct costs increased by $0.6 million to $23.3 million for the three months ended June 30, 2007 from the same period in 2006, as a result of an increase in costs of data center. As a percentage of revenues, direct costs were 44% and 49% for the three months ended June 30, 2007 and 2006, respectively. Direct costs exclude charges for depreciation of property and equipment.
          Costs of software licenses for our products sold include the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. Purchased technology amortization was $0.7 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively. As the majority of costs of software license is the amortization of purchased technology, software license costs are generally flat but the license margin can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the costs of software license were 12% and 17% of software license revenues for the three months ended June 30, 2007 and 2006, respectively.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $15.8 million for the three months ended June 30, 2007, which is relatively flat compared to the same period last year. As a percentage of revenue, costs of professional services, support and maintenance were 48% and 56% of support and maintenance and professional services revenues for the three months ended June 30, 2007 and 2006, respectively. The improvement in margins is attributable to higher service revenues and the transition of new versions of our Enterprise Products from development to implementation.
          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Data center costs increased $0.6 million to $6.4 for the three months ended June 30, 2007 from the same period in 2006. This increase is largely attributable to higher payroll costs in the Enterprise segment resulting from the transition of a number of support personnel into the data center after our reorganization in late 2006. The Postilion segment’s conversion of customers to subscription pricing had an impact on data center and software license margins. As a percentage of data center revenues, data center costs excluding depreciation were 54% and 48% for the three months ended June 30, 2007 and 2006, respectively.
          Selling and marketing expenses. Total selling and marketing expenses increased by $1.1 million to $7.8 million for the three months ended June 30, 2007 from the same period in 2006 due primarily to increased stock based compensation in both the Enterprise and Postilion segments. As a percentage of revenues, selling and marketing expenses were 15% and 14% for the second quarter of 2007 and 2006, respectively.
          Product development expenses. Total product development expenses decreased by $3.1 million to $6.8 million for the three months ended June 30, 2007 from the same period in 2006. This decrease is attributable to the Enterprise segment’s reduction in personnel and related expenses after the restructuring activities in the fourth quarter of 2006. The Postilion segment’s costs were up marginally as we continued to develop a new integrated platform combining the ATM/payment product and our community financial internet and voice banking products. In the second quarter of 2006, product development costs included one-time patent costs of $0.4 million. As a percentage of revenues, product development expenses were 13% and 21% for the three months ended June 30, 2007 and 2006, respectively.
          Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and administrative expenses. General and administrative expenses increased by $1.2 million to $7.7 million for the three months ended June 30, 2007 from the same period in 2006. The costs increase is primarily attributable to additional costs related to professional fees and stock based compensation. As a percentage of revenues, general and administrative expenses were 15% and 14% for the three months ended June 30, 2007 and 2006, respectively.
          Restructuring costs. Restructuring expenses were $0.5 million for the three months ended June 30, 2006 due primarily to changes in estimates of our facility lease costs from lower sublease income for our vacated locations. There were no restructuring charges for the three months ended June 30, 2007.
          Depreciation. Depreciation decreased by $0.2 million to $1.7 million for the three months ended June 30, 2007 from the same period in 2006. The decrease is primarily due to capital expenditure decreases in late 2006 and early 2007. We expect capital expenditures to return to historical levels in the second half of 2007.
          Amortization of other intangible assets. Amortization of other intangible assets was $0.3 million for the three months ended June 30, 2007 and 2006.
          Interest and other income, Net. Interest and other income net was $0.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively. The impact to our cash balance for our stock repurchasing activity in the second quarter of 2007 was offset by cash provided by operations.
          Income tax expense. We recorded income tax expense of $0.8 million and $0.3 million for the three month periods ending June 30, 2007 and 2006, respectively. Although we have fully reserved net deferred tax assets of approximately $165.6 million as of December 31, 2006 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
•	for tax expense in certain subsidiaries or jurisdictions for which we do not have NOLs to utilize;

•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash;

•	if there are no NOLs that were acquired as part of a business combination, upon which we placed a valuation allowance at the acquisition date. This results in non-cash income tax expense as goodwill is reduced and the valuation allowance is released; or

•	if it is more likely than not a tax benefit cannot be sustained, tax expense is recorded for the contingent tax liability.
          APB Opinion 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions that our business operates in, it is difficult to produce jurisdictionally accurate income forecasts. Therefore, a reliable estimate of the annual effective rate cannot be made and we use the actual effective tax rate for the year-to-date as the best estimate for the annual effective rate.
          Gain from discontinued operations. In the second quarter of 2006, our loss from discontinued operations includes a loss of $1.0 million from the FRS operations that we sold in August 2006.
Comparison of the Six Months Ended June 30, 2007 and 2006
          Revenues. The following table sets forth our revenue data for the six months ended September 30, 2007 and 2006 (in thousands).

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Six Months Ended September 30, 2007:
Enterprise	$2,342	$7,388	$32,776	$11,794	$313	$54,613
Postilion	11,175	14,314	8,337	11,636	89	45,551

Total	$13,517	$21,702	$41,113	$23,430	$402	$100,164

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Six Months Ended September 30, 2006:
Enterprise	$2,540	$6,755	$24,630	$10,326	$270	$44,521
Postilion	9,872	15,099	6,941	13,171	575	45,658

Total	$12,412	$21,854	$31,571	$23,497	$845	$90,179

          Total revenues increased by $10.0 million or 11%, to $100.2 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase was primarily in the Enterprise segment’s Professional services and Data center revenues. Enterprise segment revenues increased $10.1 million or 23% for the six months ended June 30, 2007 compared to the same period in 2006. Postilion segment revenues remained relatively unchanged for the six months ended June 30, 2007 compared to the same period in 2006. We derived approximately 23% and 25% of our revenues from our largest customer for the six months ended June 30, 2007 and 2006, respectively.
          Our Enterprise segment generated revenues of $54.6 million for the six months ended June 30, 2007 compared with $44.5 million for the same period in 2006. Software license revenues for our Enterprise segment were $2.3 million for the six months ended June 30, 2007, which is relatively unchanged from the same period in 2006. This reflects an increase in sales of additional license seats to existing customers for our corporate banking product offset by a reserve relating to amounts owed by an international customer of $0.6 million. Support and maintenance revenues for our Enterprise segment were $7.4 million for the six months ended June 30, 2007, an increase of $0.6 million from the same period in 2006 due primarily to increased licensing activity in the corporate banking product. Professional services revenues for our Enterprise segment were $32.8 million for the six months ended June 30, 2007, an increase of $8.1 million from the same period in 2006 due to growth in the volume of customer projects, especially in our international business, while revenues were flat in comparison for our largest customer. We expect the level of professional services revenues with our largest customer to remain consistent with 2006. Professional service projects in 2006 were impacted by the delay in the release of our Enterprise products. Additionally, we entered into a services agreement in August 2006 with our former FRS business. We recorded $1.0 million of professional services revenues during the six months ended June 30, 2007 related to this agreement and we expect the full year revenues from the services agreement to be approximately $2 million. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $11.8 million for the six months ended June 30, 2007, an increase of $1.5 million from same period in 2006. A portion of the increase is due to one large international customer that went live in our global data center in the second quarter of 2006. Additionally, the volume of transactions processed has increased for both our domestic and international customers. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 42% and 51% of our Enterprise segment’s revenues from our largest customer for the six months ended June 30, 2007 and 2006, respectively. We believe revenues from our largest customer will be between $45 and $48 million for the full year 2007.
          Revenues for our Postilion segment were $45.6 million for the six months ended June 30, 2007 compared with $45.7 million for the same period in 2006. Software license revenues for our Postilion segment were $11.2 million for the six months ended June 30, 2007, an increase of $1.3 million from the same period in 2006. Subscription or term license revenues increased by $2.1 million due partially to the conversion of community financial customers in North America from annual maintenance and support agreements to long-term subscription agreements, which in some cases, include hosting services. The full service banking software license revenues declined due to lower sales of additional license seats in 2007 compared to the same period last year. Support and maintenance revenues for the Postilion segment were $14.3 million for the six months ended June 30, 2007, a decrease of $0.8 million from the same period in 2006 due in part to the conversion of some community financial customers to subscription pricing that was not fully offset by growth in existing customers. Additionally, support and maintenance revenues for the six months ended June 30, 2006 includes $0.6 million of previously unbilled full service banking revenues relating to one customer that we recognized in the second quarter of 2006. Professional services revenues for the Postilion segment were $8.3 million for the six months ended June 30, 2007, an increase of $1.4 million from the same period in 2006. The increase in professional services revenues primarily resulted from several domestic and international projects in our payment business partially offset by the completion and amendment of certain work orders ($0.9 million) with a full service banking customer in 2006. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Postilion segment were $11.6 million for the six months ended June 30, 2007, a decrease of $1.5 million from the same period in 2006 due in part to customer attrition in our community financial business and the conversion of some hosted customers to subscription pricing. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions.
          Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. Our total Software license revenues include subscription revenue of $3.6 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively. This reflects growing acceptance of the Postilion segment’s community financial products on a subscription basis. The Enterprise segment currently sells licenses on a perpetual basis, but sold subscription licenses in the past. As the number of customers on subscription arrangements increases, margins for our support and maintenance, data center, and licenses will be impacted by this shift in revenue.
          Direct costs. Direct costs increased by $1.1 million to $45.2 million for the six months ended June 30, 2007 from the same period in 2006. As a percentage of revenues, direct costs were 45% and 49% for the six months ended June 30, 2007 and 2006, respectively. Direct costs exclude charges for depreciation of property and equipment.
          Costs of software licenses for our products sold include the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our Enterprise products. These products include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. Purchased technology amortization was $1.5 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively. As the majority of costs of software license is the amortization of purchased technology, software license costs are generally flat but the license margin can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the costs of software license were 14% and 17% of software license revenues for the six months ended June 30, 2007 and 2006, respectively.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance increased $0.5 million to $31.0 million for the six months ended June 30, 2007. As a percentage of revenue, costs of professional services, support and maintenance were 49% and 57% of support and maintenance and professional services revenues for the second quarter of 2007 and 2006, respectively. The improvement in margins is attributable to higher service revenues as the previously delayed Enterprise 3.5 release moved from development to implementation in the Enterprise segment.
          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Data center costs increased $1.0 million to $12.2 million for the six months ended June 30, 2007. This increase is largely attributable to higher payroll costs in the Enterprise segment resulting from the transition of a number of support personnel into the data center after our reorganization in late 2006. The Postilion segment’s conversion of customers to subscription pricing had an impact on data center and software license margins. As a percentage of data center revenues, data center costs were 52% and 48% for the six months ended June 30, 2007 and 2006, respectively.
          Selling and marketing expenses. Total selling and marketing expenses increased by $2.6 million to $15.2 million for the six months ended June 30, 2007 from the same period in 2006. The increase was mainly due to increased stock based compensation and higher commissions in both the Enterprise and Postilion segments. As a percentage of revenues, selling and marketing expenses were 15% and 14% for the six months ended June 30, 2007 and 2006, respectively.
          Product development expenses. Total product development expenses decreased by $5.8 million to $13.7 million for the six months ended June 30, 2007 from the same period in 2006. This decrease is attributable to the Enterprise segment’s reduction in personnel and related expenses after the restructuring activities in the fourth quarter of 2006. The Postilion segment’s costs increased slightly as we continued to develop a new integrated platform combining the ATM/payment product and our community financial internet and voice banking products. In the second quarter of 2006, product development expenses included one-time patent costs of $0.4 million. As a percentage of revenues, product development expenses were 14% and 22% in the second quarter of 2007 and 2006, respectively.
          Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and administrative expenses. General and administrative expenses increased by $2.2 million to $14.4 million for the six months ended June 30, 2007 from the same period in 2006. The costs increase is primarily attributable to additional costs related to professional fees and stock based compensation. As a percentage of revenues, general and administrative expenses were 14% for the six months ended June 30, 2007 and 2006.
          Restructuring costs. Restructuring expenses were $0.9 million for the six months ended June 30, 2006 due primarily to the transition of personnel from the 2005 plan of reorganization and for changes in our estimates of our facility lease costs from lower sublease income for our vacated locations. There were no restructuring charges for the six months ended June 30, 2007.
          Depreciation. Depreciation decreased by $0.2 million to $3.6 million for the six months ended June 30, 2007 from the same period in 2006. The decrease is primarily due to capital expenditures decreases in late 2006 and early 2007. We expect capital expenditures to return to historical levels in the second half of 2007.
          Amortization of other intangible assets. Amortization of other intangible assets was $0.6 million for each for the six months ended June 30, 2007 and 2006.
          Interest and other income, Net. Interest and other income, net was $1.7 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively. Interest income decreased due to lower average balances for cash and short-term investments as a result of stock repurchases ($55.8 million) in late December and additional interest expense associated with capital leases signed in 2006. The impact to our cash balance for our stock repurchasing activity in the second quarter of 2007 was offset by cash provided by operations.
          Income tax expense. We recorded income tax expense of $1.2 million and $0.7 million for the six month periods ending June 30, 2007 and 2006, respectively. Although we have fully reserved net deferred tax assets of approximately $165.6 million as of December 31, 2006 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
•	for tax expense in certain subsidiaries or jurisdictions for which we do not have NOLs to utilize;

•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash;

•	if there are no NOLs that were acquired as part of a business combination, upon which we placed a valuation allowance at the acquisition date. This results in non-cash income tax expense as goodwill is reduced and the valuation allowance is released; or

•	if it is more likely than not a tax benefit cannot be sustained, tax expense is recorded for the contingent tax liability.
          APB Opinion 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions that our business operates in, it is difficult to produce jurisdictionally accurate income forecasts. Therefore, a reliable estimate of the annual effective rate cannot be made and we use the actual effective tax rate for the year-to-date as the best estimate for the annual effective rate.
          Gain from discontinued operations. In the six months ended June 30, 2006, our loss from discontinued operations includes a loss of $1.3 million from the FRS operations that we sold in August 2006 partially offset by a $0.6 million gain related to a working capital adjustment in connection with the sale of our Edify business.
Liquidity and Capital Resources
     The following tables shows selected information about our cash flows during the six months ended June 30, 2007 and 2006 and selected balance sheet data as of June 30, 2007 and December 31, 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities before changes in operating assets and liabilities	$19,588	$8,091
Change in operating assets and liabilities	(6,672)	(11,811)

Net cash provided by (used in) operating activities	12,916	(3,720)
Net cash provided by (used in) investing activities	19,521	(6,223)
Net cash (used in) provided by financing activities	(14,487)	4,018
Effect of exchange rates on cash and cash equivalents	204	44

Net increase (decrease) in cash and cash equivalents	$18,154	$(5,881)

	As of
	June 30, 2007	December 31, 2006
Cash and cash equivalents	$87,766	$69,612
Short term investments	—	21,392
Working capital	84,015	83,227
Total assets	298,533	307,805
Total stockholders’ equity	221,785	224,229
          Operating Activities. During the six months ended June 30, 2007, cash provided by operations was $12.9 million compared to cash used in operations of $3.7 million for same period in 2006. The net change reflects strong improvement in our net income as we have grown revenues while controlling our expenses to generate positive cash flows from operations. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.
          Cash provided by operations for the six months ended June 30, 2007 included the effects of:
•	our net income of $7.9 million;

•	depreciation and amortization expense of $5.7 million;

•	provision of doubtful accounts receivable and billing adjustments of $1.0 million;

•	stock based compensation expense of $5.0 million;

•	an increase of $2.0 million in prepaid expenses for maintenance and support agreements;

•	a decrease in accrued expenses and other liabilities of $5.6 million primarily due to payments made from the restructuring reserve;

•	a decrease of $2.9 million in accounts receivable due to the improvement of days sales outstanding (DSO) to 85 days from 95 days;

•	a $0.7 million decrease of deferred revenues for work completed for one of our major customers partially offset by an increase in the annual billing of maintenance fees for our Postilion payment business; and

•	a decrease in accounts payable of $1.4 million.
          Cash used in operations for the six months ended June 30, 2006 included the effects of:
•	our net loss of $2.6 million;

•	depreciation and amortization expense of $6.5 million;

•	gain on the disposal of Edify of $0.6 million;

•	provision of doubtful accounts receivable and billing adjustments of $1.9 million;

•	stock based compensation expense of $2.8 million;

•	a decrease in accrued expenses and other liabilities of $9.7 million mainly due payments made from our restructuring reserve;

•	an increase of $13.8 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter;

•	a $11.1 million increase in deferred revenues resulting from annual billing of maintenance and subscription fees; and

•	changes in other operating assets and liabilities of $0.6 million.
          Investing Activities. We have historically held a portion of our cash balances in auction-rate securities which were classified as short-term investments. As of June 30, 2007, we have moved these investments to money market accounts. Cash provided by investing activities was $19.5 million for the six months ended June 30, 2007 compared to cash used in operations of $6.2 million in the same period in 2006.

          In the first six months of 2007, we:
•	converted $21.4 million, net, from short-term investments to cash and cash equivalents; and

•	purchased $1.9 million of property and equipment.
          In the first six months of 2006, we:
•	paid $14.0 million to the shareholders of Mosaic in settlement of an earn-out in connection with the acquisition of that business in 2004;

•	converted $11.8 million, net, from short-term investments to cash and cash equivalents;

•	received $0.6 million working capital adjustment from the sale of Edify; and

•	purchased $4.6 million of property and equipment.
          Financing Activities. Cash used in financing activities was $14.5 million for the six months ended June 30, 2007 compared to cash provided by financing activities of $4.0 million in same period in 2006.
          In the first six months of 2007, we:
•	paid $15.6 million for the repurchase of common stock from the tender offer and the authorized stock repurchase program;

•	received $2.7 million from the sale of common stock under our employee stock option plans; and

•	paid $1.6 million for capital lease obligations.
          In the first six months of 2006, we:
•	received $2.3 million from the sale of common stock under our employee stock option plans;

•	received $2.5 million from a sale lease back transaction; and

•	paid $0.8 million for capital lease obligations.
          We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.
          Stock Repurchase Program. On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $30.0 million of our common stock. On August 8, 2007, our Board of Directors authorized a $20.0 million increase to our stock repurchase program, bringing the total authorization to $50.0 million, under which we may repurchase shares of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. There is no expiration date for this program. Stock repurchases for the three months ended June 30, 2007 were 1,904,652 shares for a total cost of $15.0 million, at an average price of $7.87 per share, which includes related transaction fees of $0.02 per share.
          Restructuring. The restructuring reserves at June 30, 2007 include future rent payments for vacated facilities, net of sublease income and severance payments to terminated employees. We expect to make future cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $13.3 million, of which we anticipate paying approximately $6.5 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.
          Potential Purchase of Property. We currently lease and occupy a facility in Norcross, Georgia that we intend to purchase for approximately $8.0 million, of which we would pay $2.6 million in cash and assume a loan of $5.4 million. There are no assurances we will be able to complete this purchase.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Quantitative and qualitative disclosures about market risk were included in Item 7A of our 2006 Annual Report on Form 10-K. With the exception of below, there have been no significant changes in our market risk from December 31, 2006.
          We have used derivative financial instruments to manage exposures to fluctuations in foreign currency to mitigate the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions with a series of foreign currency options. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments will be offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. We do not currently hold or issue derivative financial instruments for trading purposes. Our hedging activity is for specific exposures related to certain contracts or locations that have potential risk due to the currency as the costs of services differs from the currency used to bill our customers. The hedging activity is not material to our financial position or statement of operations. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations in their local currencies. However, we may hedge certain customer contracts or development locations that are not considered to be naturally hedged by revenues and costs in the functional currency. However, there can be no guarantee that foreign currency fluctuations in the future will not be significant or fully hedged.
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
          Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
           Except as noted below, there are no material changes to our Risk Factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.
           You should consider carefully the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and the additional risk factors noted below. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
We depend on one customer, State Farm Mutual Automobile Insurance Company (“State Farm”), for a significant portion of our revenue and if that customer terminates its contract with us, or reduces the amount of software or services they buy from us, our revenues and financial performance would decline
          State Farm accounted for 25% of our total revenue from continuing operations in 2006 and 2005. We expect revenues from State Farm to be between $45 and $48 million in 2007. In the ordinary course of our relationship with State Farm, they may cancel or reschedule projects at any time, without significant penalty. We can give no assurance that we will be able to retain State Farm as a customer or that we will be able to maintain the same level of revenue contribution from State Farm in the future. State Farm’s license and possession rights for the source code of the Enterprise and insurance products give them flexibility on how they choose to further invest in these products. If State Farm was to decrease the amount of software or services they buy from us, it could materially adversely affect our results of operations.
Security breaches or computer viruses could harm our business by disrupting our delivery of services and damaging our reputation and business
          Our products and business may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We maintain and transmit confidential financial information in providing certain of our services and users of electronic commerce are concerned about the security of transmissions over public networks. Accordingly, it is critical that our facilities and infrastructure remain secure. A security breach affecting us could damage our reputation, deter financial institutions from purchasing our products, deter their end user customers from using our products, or result in liability to us.

          Privacy and security concerns continue to increase. Security compromises, including identity theft, could deter people from using electronic commerce services such as ours. We may need to spend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by security breaches. Additionally, computer viruses could infiltrate our systems and disrupt our business. Any inability to prevent security breaches or computer viruses could cause our customers to lose confidence in our services and terminate their agreements with us, and could reduce our ability to attract new customers.
A significant portion of our customers are in a consolidating financial services industry, which is subject to economic changes that could reduce demand for our products and services
          For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and insurance industry and other financial services firms. Changes in economic conditions and unforeseen events, like recession, inflation, or changes in bank credit quality in the United States or aboard, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of our common stock.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number		as part of a publicly	may yet be purchased
	of shares	Average price	announced plan or	under the plan or
Period	purchased	paid per share	program	program
April 1, 2007 - April 30, 2007	—	$—	—	$—
May 1, 2007 - May 31, 2007	516,400	$7.58	516,400	$26,086,182
June 1, 2007 - June 30, 2007	1,388,252	$7.98	1,388,252	$15,002,934

Total	1,904,652	$7.87	1,904,652

          On March 12, 2007, our Board of Directors approved a tender offer to purchase up to $55 million of our common stock. The tender offer was completed in April 2007. We repurchased and retired a total of 16,155 shares for a cost of $0.6 million, which includes fixed fees ($0.5 million) for related transaction costs.
          On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $30.0 million of our common stock. On August 8, 2007, our Board of Directors authorized a $20.0 million increase to our stock repurchase program, bringing the total authorization to $50.0 million, under which we may repurchase shares of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. There is no expiration date for this program. Stock repurchases for the three months ended June 30, 2007 were 1,904,652 shares for a total cost of $15.0 million, at an average price of $7.87 per share, which includes related transaction fees of $0.02 per share.
Item 4. Submission of Matters to a Vote of Security Holders
          At our Annual Meeting of Shareholders, held on May 25, 2007, shareholders elected Johann J. Dreyer, M. Douglas Ivester, and Edward Terino to the Board of Directors to serve a three-year term. Continuing directors include John W. Spiegel, Ram Gupta, Thomas P. Johnson, Gregory J. Owens and Jeffrey C. Smith.
•	The results of the voting by shareholders at the Annual Meeting were as follows:

Director Nominee	For	Withheld
Johann J. Dreyer	53,132,159	366,441
M. Douglas Ivester	52,589,716	908,884
Edward Terino	53,131,668	366,932
There were no abstentions or broker non-votes for any of the nominees.

•	Shareholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2007:

For	Against	Abstentions	Broker Non-Votes
53,332,926	126,191	39,482	—

Item 5. Other Information
          Our Board of Directors, upon the recommendation of our Corporate Governance and Nominating Committee, has adopted the following policies regarding service as a member of the Board of Directors of the Company:
          Retirement Policy. No person shall be nominated by the Board to serve as a director after he or she has passed his or her 72th birthday unless the Corporate Governance and Nominating Committee has voted, on an annual basis, to waive or to continue to waive, the mandatory retirement age of such person as a director.
          Resignation Policy for Employee Directors. Directors who are also employees of the Company shall resign from the Board upon their resignation, removal or retirement as an employee of the Company. The Corporate Governance and Nominating Committee shall exercise its discretion as to whether to accept a tendered resignation.
Item 6. Exhibits

Exhibit
No.	Exhibit Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 9, 2007.

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