Form 10-Q
period 2007-09-30
S1 CORP /DE/
filed 2007-11-09
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number: 000-24931
S1 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	58-2395199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

705 Westech Drive
Norcross, Georgia	30092
(Address of principal executive	(Zip Code)
offices)
Registrant’s Telephone Number, Including Area Code: (404) 923-3500
NOT APPLICABLE
(Former name if changed since last report.)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          Shares of common stock outstanding as of November 7, 2007: 58,000,272

S1 CORPORATION
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,538	$69,612
Short-term investments	3,014	21,392
Accounts receivable, net	48,071	53,371
Prepaid expenses	3,530	4,036
Other current assets	8,932	2,308

Total current assets	132,085	150,719
Property and equipment, net	19,889	12,137
Intangible assets, net	12,310	12,903
Goodwill, net	124,976	125,300
Other assets	5,790	6,746

Total assets	$295,050	$307,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,254	$3,750
Accrued compensation and benefits	12,559	9,642
Accrued restructuring	5,851	9,092
Accrued other expenses	9,092	12,415
Deferred revenues	26,458	29,265
Current portion of debt obligation	3,288	3,328

Total current liabilities	60,502	67,492
Debt obligation, excluding current portion	8,541	4,119
Accrued restructuring, excluding current portion	6,328	10,386
Other liabilities	3,867	1,579

Total liabilities	79,238	83,576

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	584	613
Additional paid in capital	1,823,725	1,845,529
Accumulated deficit	(1,616,238)	(1,629,302)
Accumulated other comprehensive loss:
Net loss on derivative financial instruments	(129)	(168)
Cumulative foreign currency translation adjustment	(2,130)	(2,443)

Total stockholders’ equity	215,812	224,229

Total liabilities and stockholders’ equity	$295,050	$307,805

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	58,420,853	61,290,973
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$8,291	$10,508	$21,808	$22,920
Support and maintenance	11,695	11,120	33,397	32,974
Professional services	19,426	18,355	60,539	49,926
Data center	11,647	11,616	35,077	35,113
Other	255	297	657	1,142

Total revenues	51,314	51,896	151,478	142,075

Operating expenses:
Cost of software licenses	975	1,128	2,807	3,220
Cost of professional services, support and maintenance	16,135	17,385	47,077	47,836
Cost of data center	6,333	5,713	18,522	16,888
Cost of other revenue	34	244	306	693
Selling and marketing	7,979	7,155	23,144	19,713
Product development	7,220	9,516	20,912	28,999
General and administrative	6,339	7,085	20,748	19,280
Restructuring costs	—	400	—	1,282
Depreciation	1,611	2,074	5,182	5,797
Amortization of other intangible assets	282	327	892	981

Total operating expenses	46,908	51,027	139,590	144,689

Operating income (loss)	4,406	869	11,888	(2,614)
Interest and other income, net	855	1,277	2,510	3,526

Income before continuing operations	5,261	2,146	14,398	912
Income tax expense	(113)	(253)	(1,334)	(907)

Income from continuing operations	5,148	1,893	13,064	5
Income from discontinued operations, net of tax	—	31,452	—	30,785

Net income	$5,148	$33,345	$13,064	$30,790

Basic earnings per share
Continuing operations	$0.09	$0.03	$0.21	$—
Discontinued operations	$—	$0.43	$—	$0.43

Net income per share	$0.09	$0.46	$0.21	$0.43

Diluted earnings per share
Continuing operations	$0.08	$0.03	$0.21	$—
Discontinued operations	$—	$0.43	$—	$0.43

Net income per share	$0.08	$0.46	$0.21	$0.43

Weighted average common shares outstanding — basic	58,718,077	71,007,675	60,439,490	70,798,519
Weighted average common shares outstanding — fully diluted	59,966,505	71,161,983	61,289,708	70,987,628
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$13,064	$30,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,224	9,555
Gain on disposal of discontinued operations, net of tax	—	(32,817)
Provision for doubtful accounts receivable and billing adjustments	37	897
Stock based compensation expense	7,902	3,899
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,130	(12,664)
(Increase) decrease in prepaid expenses and other assets	(3,485)	506
(Decrease) increase in accounts payable	(629)	25
Decrease in accrued expenses and other liabilities	(10,010)	(10,276)
(Decrease) increase in deferred revenues	(2,340)	7,001

Net cash provided by (used in) operating activities	17,893	(3,084)

Cash flows from investing activities:
Cash paid in connection with acquisition	—	(14,000)
Proceeds from sale of subsidiaries	—	32,639
Maturities of short-term investment securities	29,255	41,600
Purchases of short-term investment securities	(10,877)	(23,439)
Amounts held in escrow related to sale of business	—	(3,500)
Amounts held in escrow related to property	(1,638)	—
Purchases of property, equipment and technology	(8,384)	(5,169)

Net cash provided by investing activities	8,356	28,131

Cash flows from financing activities:
Proceeds from exercise of employee stock options	9,990	2,543
Payments on capital leases and debt obligations	(2,617)	(1,856)
Repurchase of common stock	(35,275)	—
Proceeds from sale-lease back transaction	—	2,502

Net cash (used in) provided by financing activities	(27,902)	3,189

Effect of exchange rate changes on cash and cash equivalents	579	(116)

Net (decrease) increase in cash and cash equivalents	(1,074)	28,120
Cash and cash equivalents at beginning of period	69,612	85,108

Cash and cash equivalents at end of period	$68,538	$113,228

Noncash investing and financing activities:
Equipment financed through capital leases	$1,761	$6,616
Property financed through notes payable	$5,238	$—
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
          Our Enterprise segment supports channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, and full service channels such as teller, branch and call center. We previously licensed the Enterprise suite of products on both a perpetual and subscription basis but, beginning in the fourth quarter of 2006, Enterprise products are primarily offered on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products going forward, license revenues may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity. In some instances, we saw that our announcement in 2006 regarding the exploration of strategic alternatives discouraged some customers from entering into contracts with us. As a result, following the conclusion of our strategic assessment, we expect our licensing activity to increase. However, given that the sales cycle for large financial institutions generally lasts from six to eighteen months, we expect this increase to be gradual.
          In the community bank and credit union market, our Postilion segment provides online personal and business internet banking, telephone banking, and full service banking applications including teller, sales and service activities including new account opening and the call center agent’s desktop applications. In addition, our Postilion segment includes our payments business which offers software that drives automated teller machines (ATM) and point-of-sale (POS) devices to customers of all sizes around the world. We license our Postilion suite of online and telephone banking applications primarily on a subscription basis. Postilion’s ATM and POS applications and full service banking products are primarily licensed on a perpetual basis.
          In September 2007, we entered into a source code license agreement with a third party for mobile phone banking software. We intend to market this technology with both our Enterprise and Postilion products.
          We sell our solutions to small, mid-sized and large financial and retail organizations in two geographic regions: (i) Americas and (ii) International. Additional information about our business, geographic disclosures and major customers is presented in the Note 11 to our condensed consolidated financial statements in this report. We have approximately 3,000 financial institution customers, the majority of which are located in the United States.

          We are headquartered in Norcross, Georgia, USA, with domestic offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Fairport, New York; Colorado Springs, Colorado; and West Hills, California; and international offices in Brussels, Cape Town, Dubai, Dublin, Johannesburg, Melbourne, Munich, Pune, Chertsey and Singapore. We are incorporated in Delaware.
          We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2007 and our results of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007. The data in the condensed consolidated balance sheet as of December 31, 2006 was derived from our audited consolidated balance sheet as of December 31, 2006, as presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. We reclassified certain amounts in the prior period’s consolidated financial statements to conform to the current year presentation. Our operating results for the nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.
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
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 157 will have on our financial position or results of operations.
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
     3. DISCONTINUED OPERATIONS
          On August 11, 2006, we completed the sale of our Risk and Compliance segment, which did business as FRS. We received approximately $36.3 million in consideration which includes $3.5 million held in escrow and a working capital adjustment of $1.7 million. We recorded a gain of $32.3 million net of tax in 2006. We recorded expenses of approximately $1.3 million in connection with the sale including legal fees and other expenses. The escrow of $3.5 million is recorded in other current assets relating to the sale.
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
          Revenues and losses from discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Risk and Compliance	$—	$2,176	$—	$12,434

Pretax income (loss) from discontinued operations
Risk and Compliance	$—	$(712)	$—	$(1,969)
Gain (loss) on disposal of Edify	—	(97)	—	457
Gain on disposal of Risk and Compliance	—	32,263	—	32,263
Income tax benefit (expense)	—	(2)	—	34

Income from discontinued operations	$—	$31,452	$—	$30,785

     4. GOODWILL AND INTANGIBLE ASSETS
          In September 2007, we entered into a source code license agreement with a third party for mobile phone banking software to be used with our Postilion and Enterprise products. We paid a source code license fee of $2.4 million which was capitalized as purchased technology included in intangible assets and is expected to be amortized over a period of five years.
          At September 30, 2007, our intangible assets consisted of the following (in thousands):

	Gross	Accumulated
	Carrying Value	Amortization
Purchased and acquired technology	$21,938	$(15,702)
Customer relationships	12,000	(5,926)

Total	$33,938	$(21,628)

          We recorded amortization expense of $3.0 million and $3.7 million during the nine months ended September 30, 2007 and 2006, respectively. We estimate aggregate amortization expense for 2007 and the next four calendar years to be as follows (in thousands):

	2007	2008	2009	2010	2011
Enterprise	$723	$329	$245	$245	$245
Postilion	$3,389	$3,326	$2,445	$1,335	$1,282
          The changes in the carrying value of our goodwill by segment for the nine months ended September 30, 2007 are as follows (in thousands):

	Enterprise	Postilion	Total
Balance, January 1, 2007	$49,887	$75,413	$125,300
Utilization of acquisition related income tax benefits	(62)	(262)	(324)

Balance, September 30, 2007	$49,825	$75,151	$124,976

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
          The Company uses the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment, as of September 30, 2007, of the Company’s approximate $231.3 million of domestic tax net operating loss carryforwards, the benefit of approximately $201.4 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, the Company has approximately $99.8 million foreign tax net operating loss carryforwards unaffected by this accounting treatment. There was no capitalized stock-based compensation cost as of September 30, 2007. We did not recognize any tax benefits during the nine months ended September 30, 2007.
          The fair values for stock options were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007		2006
Expected dividend yield	0%		0%
Expected volatility	45%		60%
Risk-free interest rate	4.9%		4.8%
Expected life	4.0	years	4.0	years

          The fair values for SARs were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007		2006
Expected dividend yield	0%		0%
Expected volatility	44%		59%
Risk-free interest rate	3.9%		4.6%
Expected life	3.9	years	4.9	years
          The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006
Costs and expenses:
Professional services, support and maintenance	$457	$406
Data center	47	60
Selling and marketing	3,892	1,150
Product development	1,652	690
General and administrative	1,854	1,417
Discontinued operations	—	175

Total stock-based compensation expense	$7,902	$3,898

          At September 30, 2007, we had 458,161 shares available for future grants under the plans and our stock option plans provide for the issuance of 8,862,781 shares of common stock if all outstanding options and available grants were exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans. In the nine months ended September 30, 2007, we have granted 930,000 stock options at a weighted average grant price of $6.11 and 71,000 shares of restricted stock at a weighted average grant price of $8.32. The following table shows the total unrecognized compensation expense at September 30, 2007 related to non-vested awards and the weighted average period over which the expense is expected to be recognized using the mid point method:

	Unrecognized	Weighted Average
	Expense	Period
	(in thousands)	(in years)
Stock Options	$5,400	1.13
Restricted Stock	900	0.75
Stock Appreciation Rights	5,700	1.09
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

          The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$5,148	$33,345	$13,064	$30,790
Foreign currency translation adjustment	147	(327)	313	(659)
Unrealized income (loss) on cash flow hedges	1	(40)	(18)	(263)

Comprehensive income	$5,296	$32,978	$13,359	$29,868

     7. RESTRUCTURING CHARGES
          2003 and Prior Restructuring Plans
          For restructuring plans undertaken prior to 2004, the restructuring reserves as of December 31, 2006 and September 30, 2007 and their utilization for the nine months ended September 30, 2007 are summarized below (in thousands). During the period, there were no changes in estimates.

Lease Costs
Balance, December 31, 2006	$5,161
Amounts utilized	(592)

Balance, September 30, 2007	$4,569

          2005 Restructuring Plan
          In the fourth quarter 2005, we approved a plan of reorganization to change the operating structure of our Enterprise and Postilion segments. Under the new structure, we organized as business units designed around products and addressable markets. The restructuring reserves as of December 31, 2006 and September 30, 2007 and their utilization for the nine months ended September 30, 2007 are summarized below (in thousands). During the period, there were no changes in estimates.

	Personnel Costs	Lease Costs	Total
Balance, December 31, 2006	$660	$3,645	$4,305
Amounts utilized	(627)	(1,022)	(1,649)

Balance, September 30, 2007	$33	$2,623	$2,656

          2006 Restructuring Plan
          In the fourth quarter 2006, we approved a plan to further align our business units around products and addressable markets. The restructuring reserves as of December 31, 2006 and September 30, 2007 and their utilization for the nine months ended September 30, 2007 are summarized below (in thousands). During the period, there were no changes in estimates.

	Personnel Costs	Lease Costs	Total
Balance, December 31, 2006	$4,018	$5,994	$10,012
Amounts utilized	(3,087)	(1,971)	(5,058)

Balance, September 30, 2007	$931	$4,023	$4,954

          The restructuring reserves at September 30, 2007 include future rent payments for vacated facilities, net of anticipated sublease income, and severance payments to terminated employees. We expect to make future cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $12.2 million, of which we anticipate paying approximately $5.9 million within the next twelve months. This includes a termination settlement for one vacated facility for $2.0 million, which is expected to close in the fourth quarter of 2007. Leases for our vacated facilities expire on various terms through 2011.
     8. CONTINGENCIES AND DEBT
     Litigation
          Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of our subsidiaries is a party or which their property is subject.
          As previously reported, we were involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. In March 2006, a jury decided in our favor that we were not infringing and that Tradecard’s patent is invalid. Tradecard submitted a motion to the Federal District Court for reconsideration of the verdict. On September 6, 2007 the U.S. District Court for the Southern District of New York denied Tradecard’s motion for a new trial and for judgment as a matter of law. On October 5, 2007, Tradecard filed a notice of appeal to the Federal Circuit Court of Appeals. On November 7, 2007, we were informed by counsel for Tradecard that Tradecard has decided not to proceed with the appeal and that a stipulation of dismissal will be filed shortly.
     Sale-Leaseback Transaction
          In May 2006, we received $2.5 million for computer equipment and software in a sale-leaseback transaction. In accordance with SFAS No. 13, we accounted for this lease as a capital lease. The $0.2 million gain resulting from the transaction was deferred and is being amortized to depreciation expense over the life of the lease.
     Guarantees
          We typically grant our customers a warranty that guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these agreements as of September 30, 2007.
     Long-term Debt
          Our debt obligations consist mainly of notes payable on our property and capital leases on computer hardware equipment. In August 2007, we completed the purchase of our corporate headquarters for $8.0 million of which we paid $2.8 million in cash and assumed a note payable of $5.2 million. The note payable has monthly installments of $40 thousand including a fixed interest of 7.61% due in 2011. The note is secured by the property and a security deposit of $0.6 million. Long-term debt consists of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Capital leases	$6,288	$6,807
Note payable on property	5,232	—
Other notes payable	309	640

Total debt	$11,829	$7,447

Less current portion	(3,288)	(3,328)

Total long-term debt	$8,541	$4,119

9. INCOME TAXES
          We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no cumulative effect adjustment. At the adoption date of January 1, 2007, we had $13.2 million of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. At September 30, 2007, we have $11.5 million of unrecognized tax benefits of which $2.1 million is reflected as a non-current liability. Due to the release of the valuation allowance associated with a portion of these unrecognized tax benefits, a $1.8 million non-current deferred tax asset is also reflected on the balance sheet as of September 30, 2007.
          We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have approximately $27 thousand of accrued interest and penalties related to uncertain tax positions.
          We do not expect any significant increases in the unrecognized tax benefit within twelve months of the reporting date. During the quarter ended September 30, 2007, unrecognized tax benefits decreased by approximately $1.7 million due to the expiration of federal and state statue of limitations. Within twelve months of the reporting date, we expect that unrecognized tax benefits will decrease by approximately $2.0 million due to the expiration of the statute of limitations in various jurisdictions. The decrease relates primarily to intercompany loans and fixed assets.
          The tax years 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1997, 1998, 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years 2004, 2005 and 2006.
10. STOCKHOLDER’S EQUITY
          On March 12, 2007, our Board of Directors approved a tender offer to purchase up to $55.0 million of our common stock. The tender offer was completed in April 2007. We repurchased and retired a total of 16,155 shares for a cost of $0.6 million, which includes fixed fees for related transaction costs.
          On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $30.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under our stock repurchase program, bringing the total authorization to $50.0 million. There is no expiration date for this program. Stock repurchases for the three months ended September 30, 2007 were 2,672,700 shares for a total cost of $19.7 million which includes related transaction fees of approximately $0.02 per share. Stock repurchases for the program since inception in May 2007 were 4,577,352 shares for a total cost of $34.7 million which includes related transaction fees of approximately $0.02 per share.
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
          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and nine months ended September 30, 2007 and 2006. We do not use any asset-based metrics to measure the operating performance of our segments.

          The following table shows revenues from continuing operations by revenue type for our reportable segments (in thousands):

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended September 30, 2007:
Enterprise	$1,774	$4,030	$15,709	$6,301	$152	$27,966
Postilion	6,517	7,665	3,717	5,346	103	23,348

Total	$8,291	$11,695	$19,426	$11,647	$255	$51,314

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended September 30, 2006:
Enterprise	$5,291	$3,527	$14,159	$5,186	$138	$28,301
Postilion	5,217	7,593	4,196	6,430	159	23,595

Total	$10,508	$11,120	$18,355	$11,616	$297	$51,896

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine Months Ended September 30, 2007:
Enterprise	$4,116	$11,418	$48,485	$18,095	$465	$82,579
Postilion	17,692	21,979	12,054	16,982	192	68,899

Total	$21,808	$33,397	$60,539	$35,077	$657	$151,478

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine Months Ended September 30, 2006:
Enterprise	$7,831	$10,282	$38,789	$15,512	$408	$72,822
Postilion	15,089	22,692	11,137	19,601	734	69,253

Total	$22,920	$32,974	$49,926	$35,113	$1,142	$142,075

          The following table shows operating results for our reportable segments (in thousands):

	Three Months Ended September 30, 2007
	Enterprise	Postilion	Total
Revenues	$27,966	$23,348	$51,314
Operating expenses:
Direct costs	13,971	9,506	23,477
Selling and marketing	3,085	4,894	7,979
Product development	3,127	4,093	7,220
General and administrative	3,707	2,632	6,339
Depreciation	1,016	595	1,611
Amortization of other intangible assets	—	282	282

Total operating expenses	24,906	22,002	46,908

Segment operating income	$3,060	$1,346	$4,406

	Three Months Ended September 30, 2006
	Enterprise	Postilion	Total
Revenues	$28,301	$23,595	$51,896
Operating expenses:
Direct costs	15,245	9,225	24,470
Selling and marketing	3,290	3,865	7,155
Product development	5,711	3,805	9,516
General and administrative	3,878	3,207	7,085
Restructuring costs	261	139	400
Depreciation	1,384	690	2,074
Amortization of other intangible assets	45	282	327

Total operating expenses	29,814	21,213	51,027

Segment operating (loss) income	$(1,513)	$2,382	$869

	Nine Months Ended September 30, 2007
	Enterprise	Postilion	Total
Revenues	$82,579	$68,899	$151,478
Operating expenses:
Direct costs	42,281	26,431	68,712
Selling and marketing	9,814	13,330	23,144
Product development	9,107	11,805	20,912
General and administrative	11,465	9,283	20,748
Depreciation	3,377	1,805	5,182
Amortization of other intangible assets	45	847	892

Total operating expenses	76,089	63,501	139,590

Segment operating income	$6,490	$5,398	$11,888

	Nine Months Ended September 30, 2006
	Enterprise	Postilion	Total
Revenues	$72,822	$69,253	$142,075
Operating expenses:
Direct costs	41,508	27,129	68,637
Selling and marketing	9,271	10,442	19,713
Product development	17,718	11,281	28,999
General and administrative	10,066	9,214	19,280
Restructuring costs	898	384	1,282
Depreciation	3,805	1,992	5,797
Amortization of other intangible assets	133	848	981

Total operating expenses	83,399	61,290	144,689

Segment operating (loss) income	$(10,577)	$7,963	$(2,614)

          Geography. Excluding discontinued operations, revenues from international operations were $13.2 million and $9.6 million for the three months ended September 30, 2007 and 2006, respectively. Excluding discontinued operations, revenues from international operations were $35.5 million and $25.2 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and 2006, approximately $1.0 million and $1.4 million, respectively, of total property and equipment are located outside of the United States.
          Subscription. Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. Our total software license revenues include subscription revenue of $2.3 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively. Our total software license revenues include subscription revenue of $6.0 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively. This increase reflects growing acceptance of the Postilion segment’s community financial products on a subscription basis. The Enterprise segment currently sells licenses on a perpetual basis, but sold subscription licenses in the past. As the number of customers on subscription arrangements increases, margins for our support and maintenance, data center, and licenses will be impacted by this shift in revenue.
          Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenues) in the Enterprise segment. The following table indicates the percentage of revenue derived from this customer:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Total Revenues	2007	2006	2007	2006
Enterprise Segment	37%	43%	40%	48%
Total Company	20%	24%	22%	25%
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
          Net income has been allocated to the common and convertible preferred stock based on their respective rights to share in dividends. We excluded the convertible preferred stock that converts to 1,070,000 shares of common stock from diluted earnings per share under the if-converted method because the effect is anti-dilutive. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options, restricted stock, or other rights to issue common stock were exercised and resulted in additional shares of common stock outstanding that would share in our earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic earnings per share:
Income from continuing operations	$5,148	$1,893	$13,064	$5
Amount allocated to participating preferred stockholders	(92)	(28)	(227)	—

Income from continuing operations available to common stockholders — basic	$5,056	$1,865	$12,837	$5

Weighted average common shares outstanding	58,718	71,008	60,439	70,799
Basic income from continuing operations	$0.09	$0.03	$0.21	$—

Diluted earnings per share:
Income from continuing operations	$5,148	$1,893	$13,064	$5
Amount allocated to participating preferred stockholders	(92)	(28)	(227)	—

Income from continuing operations available to common stockholders — diluted	$5,056	$1,865	$12,837	$5

Weighted average common shares outstanding	58,718	71,008	60,440	70,799
Weighted average effect of common stock equivalent Stock options and restricted stock	1,249	154	850	189

Weighted average diluted shares outstanding	59,967	71,162	61,290	70,988
Diluted income from continuing operations	$0.08	$0.03	$0.21	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This quarterly report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission, as well as the risk factors discussed under Item 1A of Part II of this Form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
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
          Our Enterprise segment supports channels a bank uses to interact with its customers, including self service channels like the internet for personal, business and corporate online banking and trade finance, and full service channels such as teller, branch and call center. We previously licensed the Enterprise suite of products on both a perpetual and subscription basis but, beginning in the fourth quarter of 2006, Enterprise products are primarily offered on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products going forward, license revenues may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity. In some instances, we saw that our announcement in 2006 regarding the exploration of strategic alternatives discouraged some customers from entering into contracts with us. As a result, following the conclusion of our strategic assessment, we expect our licensing activity to increase. However, given that the sales cycle for large financial institutions generally lasts from six to eighteen months, we expect this increase to be gradual.
          In the community bank and credit union market, our Postilion segment provides online personal and business internet banking, telephone banking, and full service banking applications including teller, sales and service activities including new account opening and the call center agent’s desktop applications. In addition, our Postilion segment includes our payments business which offers software that drives automated teller machines (ATM) and point-of-sale (POS) devices to customers of all sizes around the world. We license our Postilion suite of online and telephone banking applications primarily on a subscription basis. Postilion’s ATM and POS applications and full service banking products are primarily licensed on a perpetual basis.
          In September 2007, we entered into a source code license agreement with a third party for mobile phone banking software. We intend to market this technology with both our Enterprise and Postilion products.
          We sell our solutions to small, mid-sized and large financial and retail organizations in two geographic regions: (i) Americas and (ii) International. Additional information about our business, geographic disclosures and major customers is presented in the Note 11 to our condensed consolidated financial statements in this report. We have approximately 3,000 financial institution customers, the majority of which are located in the United States.
Recent Accounting Pronouncements and Critical Accounting Policies and Estimates
          For a complete list of the recent accounting pronouncements, please refer to the Note 2 in the condensed consolidated financial statements contained elsewhere in this report. For a complete list of our critical accounting policies and estimates, please refer to the notes to the consolidated financial statements and the section for Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006.
Quarterly and Year-to-Date financial highlights
          Financial highlights for three months ended September 30, 2007 compared to prior year:
•	Income from continuing operations increased $3.3 million to $5.1 million;

•	Product development costs are down $2.3 million due to lower costs following our restructuring activities in the fourth quarter of 2006;

•	Selling and marketing, Product development, and General and administrative costs increased due to higher stock based compensation expense which increased by $1.8 million to $2.9 million;

•	Stock repurchases of $19.7 million or 2.7 million shares;

•	Source code license of mobile phone banking software for $2.4 million; and

•	Restructuring payments of $1.1 million.
          Financial highlights for nine months ended September 30, 2007 compared to prior year:
•	Income from continuing operations increased to $13.1 million from break even;

•	Professional services revenues increased $10.6 million, due to growth in the Enterprise banking and Postilion payment business;

•	Product development costs are down over $8.1 million due to lower costs following our restructuring activities in the fourth quarter of 2006;

•	Selling and marketing, Product development, and General and administrative costs increased due to higher stock based compensation expense which increased by $4.0 million to $7.9 million;

•	Stock repurchases of $35.3 million or 4.6 million shares;

•	Source code license of mobile phone banking software for $2.4 million; and

•	Restructuring payments of $7.3 million.

Comparison of the Three Months Ended September 30, 2007 and 2006
          Revenues. The following table sets forth our revenue data for the three months ended September 30, 2007 and 2006 (in thousands):

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended September 30, 2007:
Enterprise	$1,774	$4,030	$15,709	$6,301	$152	$27,966
Postilion	6,517	7,665	3,717	5,346	103	23,348

Total	$8,291	$11,695	$19,426	$11,647	$255	$51,314

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Three Months Ended September 30, 2006:
Enterprise	$5,291	$3,527	$14,159	$5,186	$138	$28,301
Postilion	5,217	7,593	4,196	6,430	159	23,595

Total	$10,508	$11,120	$18,355	$11,616	$297	$51,896

          Total revenues decreased $0.6 million, or 1%, for the three months ended September 30, 2007 compared to the same period in 2006. We derived approximately 20% and 24% of our total revenues from our largest customer for the three months ended September 30, 2007 and 2006, respectively.
          Our software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. Our total software license revenues include subscription revenue of $2.3 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively. This reflects growing acceptance of the Postilion segment’s community financial products on a subscription basis. The Enterprise segment currently sells licenses on a perpetual basis, but sold subscription licenses in the past. As the number of customers on subscription arrangements increases, margins for our support and maintenance, data center, and licenses will be impacted by this shift in revenue.
          Since the sales cycle for large financial institutions and retailers can last from six to eighteen months, Software license and Professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services revenue can increase or decrease based on projects and Software license revenue may fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method, typically measured by the percentage of labor hours incurred to date to estimated labor hours for each contract. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
          Our Enterprise segment generated revenues of $28.0 million for the three months ended September 30, 2007, a $0.3 million decrease from the same period in 2006. Software license revenues for our Enterprise segment were $1.8 million for the three months ended September 30, 2007, a $3.5 million decrease from the same period in 2006. This decrease is due primarily to a large perpetual license sale in 2006 to one domestic customer for our corporate banking product where services provided by us were not considered essential to the functionality of the software. Support and maintenance revenues for our Enterprise segment were $4.0 million for the three months ended September 30, 2007, an increase of $0.5 million from the same period in 2006 due primarily to increased licensing activity in the corporate banking product and growth in our international business. Professional services revenues for our Enterprise segment were $15.7 million for the three months ended September 30, 2007, an increase of $1.6 million from the same period in 2006 due to an increase in the number of customer projects, especially by our corporate banking and international businesses including projects with our former Risk and Compliance business, partially offset by a decline in projects with our largest customer. We expect full year revenues from the services agreement with our former Risk and Compliance business to be approximately $2 million. Professional service projects in 2006 were impacted by the delay in the release of the new Enterprise products. Data center revenues for our Enterprise segment were $6.3 million for the three months ended September 30, 2007, an increase of $1.1 million from same period in 2006 due to the increased volume of transactions for both our domestic and international customers. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 37% and 43% of our Enterprise segment’s revenues from our largest customer for the three months ended September 30, 2007 and 2006, respectively.
          Our Postilion segment generated revenues of $23.3 million for the three months ended September 30, 2007, which is relatively unchanged from the same period in 2006. Software license revenues for our Postilion segment were $6.5 million for the three months ended September 30, 2007, an increase of $1.3 million from the same period in 2006. Subscription or term license revenues contributed to most of the increase primarily due to the conversion of community financial customers in North America from annual maintenance and support agreements to long-term subscription agreements, which in some cases, include hosting services. Additionally, our payments business had an increase of perpetual license sales which was offset by a decrease in volume of license sales to existing customers in our full service banking business. Support and maintenance revenues for the Postilion segment were relatively unchanged for the three months ended September 30, 2007 from the same period in 2006, which reflects growth in full service banking business that offsets the effect of converting of community financial customers to subscription pricing. Professional services revenues were $3.7 million for the three months ended September 30, 2007, a decrease of $0.5 million from the same period in 2006 due to a decrease in the number of projects in our full service banking business. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Postilion segment were $5.3 million for the three months ended September 30, 2007, a decrease of $1.1 million from the same period in 2006 due in part to customer attrition in our community financial business and the conversion of some hosted customers to subscription pricing. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions.
          Direct costs. Direct costs decreased by $1.0 million to $23.5 million for the three months ended September 30, 2007 from the same period in 2006, which is mainly due to a decrease in costs of professional services, support and maintenance. As a percentage of revenue, direct costs were 46% and 47% for the three months ended September 30, 2007 and 2006, respectively. Direct costs exclude charges for depreciation of property and equipment.
          Costs of software licenses for our products sold include the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our products. Our products may include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. Purchased technology amortization was $0.7 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively. As the majority of costs of software license is the amortization of purchased technology, software license costs are generally flat but the license margin can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the costs of software license were 12% and 11% of software license revenues for the three months ended September 30, 2007 and 2006, respectively.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance costs decreased $1.3 million for the three months ended September 30, 2007 from the same period in 2006. In 2005, we entered into a license agreement with a customer for several of our Enterprise products (“Enterprise Agreement”) in which we later determined that the cost to provide the implementation and customization services under the Enterprise Agreement would exceed the associated revenues. Therefore, we recorded a $1.5 million contract loss reserve related to the Enterprise Agreement in late 2005. During the third quarter of 2007, the Enterprise Agreement was renegotiated and subsequently replaced with a new license agreement for our Postilion voice, retail, and business banking products and we reduced our contract loss reserve by $1.3 million. Separately, in the third quarter of 2006, we recorded a contract loss reserve for an international Enterprise customer as we determined that the cost to provide the implementation and customization services would exceed the associated revenues.

We are releasing this reserve over the implementation period in 2007, resulting in a decrease of $0.7 million in cost of professional services, support and maintenance. This was partially offset by increase of costs in our international Enterprise business to support the revenue growth in 2007. As a percentage of revenues, costs of professional services, support and maintenance were 52% and 59% of support and maintenance and professional services revenues for the three months ended September 30, 2007 and 2006, respectively.
          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Data center costs increased $0.6 million for the three months ended September 30, 2007 from the same period in 2006 due primarily to higher costs in our Enterprise segment from an increase in the number of transactions processed as reflected in the growth in Enterprise’s data center revenues. The Postilion segment’s conversion of customers to subscription pricing also had an impact on data center and software license cost as a percentage of revenue. As a percentage of data center revenues, costs of data center were 54% and 49% for the three months ended September 30, 2007 and 2006, respectively.
          Selling and marketing expenses. Total selling and marketing expenses increased by $0.8 million for the three months ended September 30, 2007 from the same period in 2006 due primarily to increased stock based compensation expense in both the Enterprise and Postilion segments. As a percentage of revenues, selling and marketing expenses were 16% and 14% for the three months ended September 30, 2007 and 2006, respectively.
          Product development expenses. Total product development expenses decreased by $2.3 million for the three months ended September 30, 2007 from the same period in 2006. This decrease is attributable to the Enterprise segment’s reduction in personnel and related expenses following the restructuring activities in the fourth quarter of 2006. The Postilion segment’s costs were up marginally as we continued to develop a new integrated platform combining the ATM/payment product and our community financial voice, retail, and business banking products. As a percentage of revenues, product development expenses were 14% and 18% for the three months ended September 30, 2007 and 2006, respectively.
          Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and administrative expenses. General and administrative expenses decreased by $0.7 million for the three months ended September 30, 2007 from the same period in 2006 due primarily to legal and consulting fees incurred in 2006 as part of our exploration of strategic alternatives. As a percentage of revenues, general and administrative expenses were 12% and 14% for the three months ended September 30, 2007 and 2006, respectively.
          Restructuring costs. Restructuring expenses were $0.4 million for the three months ended September 30, 2006 due primarily to changes in estimates of our facility lease costs from lower sublease income for our previously vacated locations. There were no restructuring charges for the three months ended September 30, 2007.
          Depreciation. Depreciation decreased by $0.5 million to $1.6 million for the three months ended September 30, 2007 from the same period in 2006. The decrease is primarily due to a reduction in capital expenditure spending in late 2006 and the first half of 2007.
          Amortization of other intangible assets. Amortization of other intangible assets was $0.3 million for the three months ended September 30, 2007 and 2006.
          Interest and other income, net. Interest and other income net was $0.9 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively. Our interest income has decreased due to the decrease in our cash balance as a result of our stock repurchasing activities in 2006 and 2007 of approximately $90 million partially offset by cash provided by operations and cash received from the exercise of employee stock options in 2007.
          Income tax expense. We recorded income tax expense of $0.1 million and $0.3 million for the three month periods ending September 30, 2007 and 2006, respectively. Although we have fully reserved net deferred tax assets of approximately $165.6 million as of December 31, 2006 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:

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
          APB Opinion 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions that our business operates in, it is difficult to produce accurate income forecasts by jurisdiction. Therefore, a reliable annual effective rate cannot be estimated for the full year. As such, we use a year-to-date effective tax rate that is updated each quarter.
          Income from discontinued operations. In the third quarter of 2006, income from discontinued operations of $31.5 million is primarily related to the gain from the sale of our Risk and Compliance business in August 2006.

Comparison of the Nine Months Ended September 30, 2007 and 2006
          Revenues. The following table sets forth our revenue data for the nine months ended September 30, 2007 and 2006 (in thousands):

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine Months Ended September 30, 2007:
Enterprise	$4,116	$11,418	$48,485	$18,095	$465	$82,579
Postilion	17,692	21,979	12,054	16,982	192	68,899

Total	$21,808	$33,397	$60,539	$35,077	$657	$151,478

	Software	Support and	Professional	Data
	Licenses	Maintenance	Services	Center	Other	Total
Nine Months Ended September 30, 2006:
Enterprise	$7,831	$10,282	$38,789	$15,512	$408	$72,822
Postilion	15,089	22,692	11,137	19,601	734	69,253

Total	$22,920	$32,974	$49,926	$35,113	$1,142	$142,075

          Total revenues increased by $9.4 million, or 7%, to $151.5 million for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was primarily in the Enterprise segment’s professional services revenue. Postilion segment revenues remained relatively unchanged for the nine months ended September 30, 2007 compared to the same period in 2006. We derived approximately 22% and 25% of our total revenues from our largest customer for the nine months ended September 30, 2007 and 2006, respectively. We expect revenue from State Farm as a percentage of total revenue to continue to decrease in future periods.
          Our software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. Our total Software license revenues include subscription revenue of $6.0 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively. This reflects growing acceptance of the Postilion segment’s community financial products on a subscription basis. The Enterprise segment currently sells licenses on a perpetual basis, but sold subscription licenses in the past. As the number of customers on subscription arrangements increases, margins for our support and maintenance, data center, and licenses will be impacted by this shift in revenue.
          Since the sales cycle for large financial institutions and retailers can last from six to eighteen months, Software license and Professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services revenue can increase or decrease based on projects and Software license revenue may fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method, typically measured by the percentage of labor hours incurred to date to estimated labor hours for each contract. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
          Our Enterprise segment generated revenues of $82.6 million for the nine months ended September 30, 2007 compared with $72.8 million for the same period in 2006. Software license revenues for our Enterprise segment were $4.1 million for the nine months ended September 30, 2007, which is a decrease of $3.7 million from the same period in 2006. This decrease is due primarily to a large perpetual license sale in the third quarter of 2006 to one domestic customer for our corporate banking product where services provided by us were not considered essential to the functionality of the software. Additionally, we recorded a $0.6 million reserve in the second quarter of 2007 relating to amounts owed by an international customer. Support and maintenance revenues for our Enterprise segment were $11.4 million for the nine months ended

September 30, 2007, which is an increase of $1.1 million from the same period in 2006 due primarily to increased licensing activity in the corporate banking product and growth in our international business. Professional services revenues for our Enterprise segment were $48.5 million for the nine months ended September 30, 2007, an increase of $9.7 million from the same period in 2006 due to growth in the number of customer projects, especially in our corporate banking and international businesses including projects with our former Risk and Compliance business, partially offset by a decline in projects with our largest customer. We expect the full year revenues from the services agreement with our former Risk and Compliance business to be approximately $2 million. Professional service projects in 2006 were impacted by the delay in the release of our Enterprise products. Data center revenues for our Enterprise segment were $18.1 million for the nine months ended September 30, 2007, an increase of $2.6 million from same period in 2006 due to the increased volume of transactions for both our domestic and international customers. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 40% and 48% of our Enterprise segment’s revenues from our largest customer for the nine months ended September 30, 2007 and 2006, respectively. We believe revenues from our largest customer will be between $43 and $46 million for the full year 2007.
          Revenues for our Postilion segment were $68.9 million for the nine months ended September 30, 2007 which is a decrease of $0.4 million from the same period in 2006. Software license revenues for our Postilion segment were $17.7 million for the nine months ended September 30, 2007, an increase of $2.6 million from the same period in 2006. Subscription or term license contributed to most of the increase primarily due to the conversion of community financial customers in North America from annual maintenance and support agreements to long-term subscription agreements, which in some cases, include hosting services. Additionally, our payments business had an increase of perpetual license sales to international customers which was partially offset by a decrease of additional license sales in our full service banking business. Support and maintenance revenues for the Postilion segment were $22.0 million for the nine months ended September 30, 2007, which is a decrease of $0.7 million from the same period in 2006 due in part to previously unbilled full service banking revenues relating to one customer that we recognized in the second quarter of 2006. Additionally, Postilion’s support and maintenance revenues reflect growth in the full service banking business that offsets the conversion of community financial customers to subscription pricing. Professional services revenues for the Postilion segment were $12.1 million for the nine months ended September 30, 2007, an increase of $0.9 million from the same period in 2006. The increase in professional services revenues primarily resulted from several domestic and international projects in our payment business partially offset by the completion and amendment of certain work orders ($0.9 million) with a full service banking customer in 2006. Services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Postilion segment were $17.0 million for the nine months ended September 30, 2007, a decrease of $2.6 million from the same period in 2006 due in part to customer attrition in our community financial business and the conversion of some hosted customers to subscription pricing. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions.
          Direct costs. Direct costs remained relatively unchanged at $68.7 million for the nine months ended September 30, 2007 from the same period in 2006. As a percentage of revenues, direct costs were 45% and 48% for the nine months ended September 30, 2007 and 2006, respectively. Direct costs exclude charges for depreciation of property and equipment.
          Costs of software licenses for our products sold include the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our products. Our products may include software components that we license from third parties. However, cost of software licenses will continue to vary with the mix of products sold. Purchased technology amortization was $2.1 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. As the majority of costs of software license is the amortization of purchased technology, software license costs are generally flat but the license margin can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the costs of software license were 13% and 14% of software license revenues for the nine months ended September 30, 2007 and 2006, respectively.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance decreased $0.8 million for the nine months ended September 30, 2007. In 2005, we entered into a license agreement with a customer for several of our Enterprise products (“Enterprise Agreement”) in which we later determined that the cost to provide the implementation and customization services under the Enterprise Agreement would exceed the associated revenues. Therefore, we recorded a $1.5 million contract loss reserve related to the Enterprise Agreement in late 2005. During the third quarter of 2007, the Enterprise Agreement was renegotiated and subsequently replaced with a new license agreement for our Postilion voice, retail, and business banking products and we reduced our contract loss reserve by $1.3 million. Separately, in the third quarter of 2006, we recorded a contract loss reserve for an international Enterprise customer as we determined that the cost to provide the implementation and customization services would exceed the associated revenues. We are releasing this reserve over the implementation period in 2007, resulting in a decrease of $1.0 million in cost of professional services, support and maintenance. This was partially offset by increase of costs in our international Enterprise business to support the revenue growth in 2007. As a percentage of revenue, costs of professional services, support and maintenance were 50% and 58% of support and maintenance and professional services revenues for the second quarter of 2007 and 2006, respectively.
          Costs of data center consist of personnel costs, facility costs and related infrastructure costs to support our data center business. Data center costs increased $1.6 million for the nine months ended September 30, 2007 from the same period in 2006 due primarily to higher costs in our Enterprise segment from an increase in the number of transactions processed as reflected in the growth in Enterprise’s data center revenues. The Postilion segment’s conversion of customers to subscription pricing also had an impact on data center and software license cost as a percentage of revenue. As a percentage of data center revenues, costs of data center were 53% and 48% for the nine months ended September 30, 2007 and 2006, respectively.
          Selling and marketing expenses. Total selling and marketing expenses increased by $3.4 million for the nine months ended September 30, 2007 from the same period in 2006. The increase was mainly due to increased stock based compensation expense in both the Enterprise and Postilion segments. As a percentage of revenues, selling and marketing expenses were 15% and 14% for the nine months ended September 30, 2007 and 2006, respectively.
          Product development expenses. Total product development expenses decreased by $8.1 million to $20.9 million for the nine months ended September 30, 2007 from the same period in 2006. This decrease is attributable to the Enterprise segment’s reduction in personnel and related expenses following the restructuring activities in the fourth quarter of 2006. The Postilion segment’s costs increased slightly as we continued to develop a new integrated platform combining the ATM/payment product and our community financial voice, retail, and business banking products. As a percentage of revenues, product development expenses were 14% and 20% for the nine months ended 2007 and 2006, respectively.
          Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and administrative expenses. General and administrative expenses increased by $1.5 million for the nine months ended September 30, 2007 from the same period in 2006. The increase in 2007 is due to higher costs for stock based compensation expense, review of corporate tax strategies, and other professional fees which are partially offset by one time costs incurred in 2006 as part of our exploration of strategic alternatives. As a percentage of revenues, general and administrative expenses were 14% for the nine months ended September 30, 2007 and 2006.
          Restructuring costs. Restructuring expenses were $1.3 million for the nine months ended September 30, 2006 due primarily to the transition of personnel from the 2005 plan of reorganization and for changes in our estimates of our facility lease costs from lower sublease income for our vacated locations. There were no restructuring charges for the nine months ended September 30, 2007.
          Depreciation. Depreciation decreased by $0.6 million for the nine months ended September 30, 2007 from the same period in 2006. The decrease is primarily due to a reduction in capital expenditure spending in late 2006 and first half 2007.
          Amortization of other intangible assets. Amortization of other intangible assets was relatively unchanged at $0.9 million for the nine months ended September 30, 2007 compared to the same period in 2006.
          Interest and other income, net. Interest and other income, net was $2.5 million and $3.5 million for the nine months ended September 30, 2007 and 2006, respectively. Our interest income has decreased due to the decrease in our cash balance as a result of our stock repurchasing activities in 2006 and 2007 of approximately $90 million partially offset by cash provided by operations and cash received from the exercise of employee stock options in 2007.
          Income tax expense. We recorded income tax expense of $1.3 million and $0.9 million for the nine month periods ending September 30, 2007 and 2006, respectively. Although we have fully reserved net deferred tax assets of approximately $165.6 million as of December 31, 2006 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
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
          APB Opinion 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions that our business operates in, it is difficult to produce accurate income forecasts by jurisdiction. Therefore, a reliable annual effective rate cannot be estimated for the full year. As such, we use a year-to-date effective tax rate that is updated each quarter.
          Income from discontinued operations. In the nine months ended September 30, 2006, our income from discontinued operations of $30.8 million is primarily comprised of the gain on sale of the Risk and Compliance business in August 2006.
Liquidity and Capital Resources
               The following tables shows selected information about our cash flows during the nine months ended September 30, 2007 and 2006 and selected balance sheet data as of September 30, 2007 and December 31, 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities before changes in operating assets and liabilities	$29,227	$12,324
Change in operating assets and liabilities	(11,334)	(15,408)

Net cash provided by (used in) operating activities	17,893	(3,084)
Net cash provided by investing activities	8,356	28,131
Net cash (used in) provided by financing activities	(27,902)	3,189
Effect of exchange rates on cash and cash equivalents	579	(116)

Net (decrease) increase in cash and cash equivalents	$(1,074)	$28,120

	As of
	September 30, 2007	December 31, 2006
Cash and cash equivalents	$68,538	$69,612
Short term investments	3,014	21,392
Working capital	71,583	83,227
Total assets	295,050	307,805
Total stockholders’ equity	215,812	224,229
          Operating Activities. During the nine months ended September 30, 2007, cash provided by operations was $16.3 million compared to cash used in operations of $3.1 million for same period in 2006. The improvement in cash flow from operations reflects the increase in margins for professional services, support and maintenance, and cost reductions following our restructuring activities in late 2006. Changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between the collection of fees billed and payment of operating expenses.
         Cash provided by operations for the nine months ended September 30, 2007 included the effects of:
•	our net income of $13.1 million;

•	depreciation and amortization expense of $8.2 million;

•	stock based compensation expense of $7.9 million;

•	increase of $2.0 million due to an escrow deposit for a termination settlement of a vacated facility;

•	decrease in accrued expenses and other liabilities of $11.8 million primarily due to payments made from the restructuring reserve and bonus payments;

•	decrease of $5.1 million in accounts receivable due to the improvement of days sales outstanding to 85 days from 95 days; and

•	decrease in deferred revenues for professional service projects of $4 million offset partially by an increase of $2.3 million in software licenses revenues.
          Cash used in operations for the nine months ended September 30, 2006 included the effects of:
•	our net income of $30.8 million;

•	depreciation and amortization expense of $9.6 million;

•	gain on the disposal of Edify of $0.6 million and gain on disposal of the Risk and Compliance business of $32.3 million;

•	provision of doubtful accounts receivable and billing adjustments of $0.9 million;

•	stock based compensation expense of $3.9 million;

•	decrease in accrued expenses and other liabilities of $10.3 million mainly due to payments made from our restructuring reserve;

•	increase of $12.7 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects during the quarter; and

•	$7.0 million increase in deferred revenues resulting from annual billing of maintenance and subscription fees.
          Investing Activities. Historically, we have held a portion of our cash balances in auction-rate securities or other securities with maturities over 90 days and classified them as short-term investments. Cash provided by investing activities was $10.0 million for the nine months ended September 30, 2007 compared to $28.1 million in the same period in 2006.
          In the first nine months of 2007, we:
•	converted $18.4 million, net, from short-term investments to cash and cash equivalents;

•	paid an escrow deposit related to the purchase of our corporate headquarters of $1.6 million; and

•	purchased $8.4 million of property, equipment, and technology, comprised of $2.8 million for property, $2.4 million for a source code license and the remainder for leasehold improvements and hardware expenditures.
          In the first nine months of 2006, we:
•	paid $14.0 million to the shareholders of Mosaic in settlement of an earn-out in connection with the acquisition of that business in 2004;

•	converted $18.2 million, net, from short-term investments to cash and cash equivalents;

•	received net proceeds from the sale of the Risk and Compliance segment of $32.6 million;

•	had cash held in escrow of $3.5 million related to the sale of the Risk and Compliance segment; and

•	purchased $5.2 million of property and equipment.
          Financing Activities. Cash used in financing activities was $27.9 million for the nine months ended September 30, 2007 compared to cash provided by financing activities of $3.2 million in same period in 2006.
          In the first nine months of 2007, we:
•	paid $35.3 million for the repurchase of our common stock pursuant to a tender offer and authorized stock repurchase program;

•	received $10.0 million from the sale of common stock under our employee stock option plans; and

•	paid $2.3 million for capital lease obligations and $0.3 million for debt obligations.
          In the first nine months of 2006, we:
•	received $2.5 million from the sale of common stock under our employee stock option plans;

•	received $2.5 million from a sale lease back transaction; and

•	paid $1.5 million for capital lease obligations and $0.4 million for debt obligations.
          We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.
          Stock Repurchase Program. On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $30.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under our stock repurchase program, bringing the total authorization to $50.0 million. There is no expiration date for this program. Stock repurchases for the three months ended September 30, 2007 were 2,672,700 shares for a total cost of $19.7 million which includes related transaction fees of approximately $0.02 per share. Stock repurchases for the program since inception in May 2007 were 4,577,352 shares for a total cost of $34.7 million which includes related transaction fees of approximately $0.02 per share.
          Restructuring. The restructuring reserves include future rent payments for vacated facilities, net of anticipated sublease income and severance payments to terminated employees. As of September 30, 2007, we expect to make future cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $12.2 million, of which we anticipate paying approximately $5.9 million within the next twelve months. This includes a termination settlement for one vacated facility for $2.0 million, which is expected to close in the fourth quarter of 2007. Leases for our vacated facilities expire on various terms through 2011.
          Debt Obligations. Our debt obligations consist mainly of notes payable on our property and capital leases on computer hardware equipment. As of September 30, 2007, we expect to make future payments related to these obligations of approximately $11.8 million, of which we anticipate paying approximately $3.3 million within the next twelve months. Leases for our hardware equipment expire on various terms within thirty-six months and the notes payable is due in 2011.
          Other Obligations. In the fourth quarter of 2007, we expect to have a cash liability of approximately $5.2 million related to our November 2006 Stock Appreciation Rights awards that vest and are exercisable at the discretion of the employees holding such awards. Additionally, in the fourth quarter of 2008, the remaining Stock Appreciation Rights awards are scheduled to vest and the estimated cash liability for these awards is $5.3 million based on our valuation as of September 30, 2007.

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
          Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Litigation
          Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of our subsidiaries is a party or which their property is subject.
          As previously reported, we were involved in litigation with Tradecard, Inc. relating to a claim of infringement of U.S. Patent 6,151,588 filed in the U.S. District Court for the Southern District of New York. The action was filed March 2003 against S1 Corporation, Bank of America Corporation and Bank of America National Association. In March 2006, a jury decided in our favor that we were not infringing and that Tradecard’s patent is invalid. Tradecard submitted a motion to the Federal District Court for reconsideration of the verdict. On September 6, 2007 the U.S. District Court for the Southern District of New York denied Tradecard’s motion for a new trial and for judgment as a matter of law. On October 5, 2007, Tradecard filed a notice of appeal to the Federal Circuit Court of Appeals. On November 7, 2007, we were informed by counsel for Tradecard that Tradecard has decided not to proceed with the appeal and that a stipulation of dismissal will be filed shortly.
Item 1A. Risk Factors
          Except as noted below, during the three months ended September 30, 2007, there were no material changes to the Risk Factors relevant to our operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2006 as supplemented in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
          You should consider carefully the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and the additional risk factors noted below. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
          We depend on one customer, State Farm Mutual Automobile Insurance Company (“State Farm”), for a significant portion of our revenue and if that customer terminates its contract with us, or reduces the amount of software or services they buy from us, our revenues and financial performance would decline
          State Farm accounted for 25% of our total revenue from continuing operations in 2006 and 2005 and 22% of our total revenue from continuing operations for the first nine months of 2007. We expect revenue from State Farm as a percentage of total revenue to continue to decrease in future periods. In 2007, we expect revenue from State Farm to be between $43 and $46 million.  In the ordinary course of our relationship with State Farm, they may cancel or reschedule projects at any time, without significant penalty. We can give no assurance that we will be able to retain State Farm as a customer or that we will be able to maintain the same level of revenue contribution from State Farm in the future. State Farm’s license and possession rights for the source code of the Enterprise and insurance products give them flexibility on how they choose to further invest in these products. If State Farm was to decrease the amount of software or services they buy from us, it could materially adversely affect our results of operations.
     Security breaches or computer viruses could harm our business by disrupting our delivery of services and damaging our reputation and business.
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
     Privacy, security, and compliance concerns continue to increase. Security compromises, including identity theft, could deter people from using electronic commerce services such as ours. We may need to spend significant capital or other resources for compliance requirements and protection against the threat of security breaches or to alleviate problems caused by security breaches. Additionally, computer viruses could infiltrate our systems and disrupt our business. Any inability to prevent security breaches or computer viruses could cause our customers to lose confidence in our services and terminate their agreements with us, and could reduce our ability to attract new customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of our common stock.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum number (or
			Total number of	approximate dollar
	Total		shares purchased	value) of shares that
	number		as part of a publicly	may yet be purchased
	of shares	Average price	announced plan or	under the plan or
Period	purchased	paid per share	program	program
July 1, 2007 - July 31, 2007	520,600	$7.61	520,600	$11,041,563

August 1, 2007 - August 31, 2007	2,088,300	$7.27	2,088,300	$15,858,993

September 1, 2007 - September 30, 2007	63,800	$8.48	63,800	$15,317,884

Total	2,672,700	$7.37	2,672,700

          On March 12, 2007, our Board of Directors approved a tender offer to purchase up to $55.0 million of our common stock. The tender offer was completed in April 2007. We repurchased and retired a total of 16,155 shares for a cost of $0.6 million, which includes fixed fees for related transaction costs.
          On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $30.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under our stock repurchase program, bringing the total authorization to $50.0 million. There is no expiration date for this program.
Item 6. Exhibits

Exhibit
No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer

Exhibit
No.	Exhibit Description
31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 2007.

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