Form 10-K
period 2007-12-31
S1 CORP /DE/
filed 2008-03-04
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 000-24931
S1 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	58-2395199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

705 Westech Drive
Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 923-3500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
              Aggregate market value of the common stock held by non-affiliates of the Registrant, computed using the closing price for the Registrant’s common stock on June 30, 2007, was $477,406,048
     Shares of common stock outstanding as of February 15, 2008: 56,453,618
Documents Incorporated by Reference
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
     Portions of the definitive proxy statement for the annual meeting of shareholders to be held on or about May 28, 2008, which the registrant intends to file no later than 120 days after December 31, 2007, are incorporated by reference in Part III.

S1 CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I
Item 1. Business.
          This annual report on Form 10-K and the documents incorporated into this annual report on Form 10-K by reference contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial condition, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on our beliefs as well as assumptions made using information currently available to us. Because these statements reflect our current views concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. The risk factors described below provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
Executive Overview
          S1 Corporation (“S1”) is a global provider of software and related services that automate the processing of financial transactions. Our solutions are designed for financial organizations including banks, credit unions, insurance companies, transaction processors, payment card associations, and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents the community financial, full service banking and lending businesses in North America (“FSB”) and global payment processing and management solutions.

Financial Reporting Segments	Enterprise	Postilion
Marketing Brands	S1 Enterprise	Postilion	FSB
          We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as transaction processors and retailers. Our solutions address the needs of small, mid-sized and large organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as revenue related to hosting applications in our data center and electronic bill payment services. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period.
          Our Enterprise segment supports channels that a bank uses to interact with its customers, including self service channels like the Internet for personal, business and corporate banking, trade finance, mobile banking, and full service channels such as teller, branch, sales and service and call center. Historically, we have licensed the Enterprise suite of products on both a perpetual and subscription basis, but since the fourth quarter of 2006, Enterprise products are primarily offered on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products going forward, license revenues may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity.
          Our Postilion segment provides Internet personal and business banking, voice banking, and mobile banking solutions to community banks and credit unions, as well as payment processing and management solutions which drive automated teller machines (“ATM”) and point-of-sale (“POS”) devices to financial institutions, retailers, third-party processors, payments associations, and other transaction generating endpoints. In addition, through our FSB Solutions brand, the Postilion segment offers full service banking and lending applications including teller, sales and service activities including new account opening, and solutions for the call center agent’s desktop. We license our Postilion suite of online, telephone and mobile banking applications primarily on a subscription basis. Postilion’s payment processing and management and full service banking solutions are primarily licensed on a perpetual basis.
          We sell our solutions to small, mid-sized and large financial and retail organizations in two geographic regions: (i) Americas, and (ii) International. Additional information about our business, geographic disclosures and major customers is presented in Note 18 to our consolidated financial statements contained elsewhere in this report.
General Background
          We are headquartered in Norcross, Georgia, USA, with offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Fairport, New York; Colorado Springs, Colorado; and West Hills, California; and international offices in Brussels, Cape Town, Dubai, Dublin, Johannesburg, Melbourne, Munich, Pune, Chertsey and Singapore. S1 Corporation is incorporated in Delaware.
          We were founded in 1996 when we started the world’s first Internet bank — Security First Network Bank. In 1998, we sold the banking operations to Royal Bank of Canada. We then focused on software development, implementation and support services. Our core business was Internet banking and insurance applications for several years. Through a series of strategic acquisitions, we were able to execute on our strategy of offering applications that address multiple customer interaction channels on a common platform. In addition, we acquired payments processing and management functionality that has also been integrated with our community financial solutions.
S1 Vision and Strategy
          Our vision is to be the leading global provider of customer-facing solutions for financial and payments services. The key initiatives that support the execution of this vision are:
•	Create satisfied customers by developing the most innovative solutions and providing the highest level of customer service. With a satisfied customer comes the opportunity to sell additional solutions and services.

•	Cross-sell the multiple applications that run on the S1 Enterprise and Postilion platforms.

•	Continue improving operations to be the most efficient software company possible.

•	Create and deliver innovative, quality products and services to meet current market demands and future customer needs.

•	Broaden our product offerings and increase our market penetration by selectively making acquisitions and/or pursuing new markets for our solutions.

Sources of Revenue
          Our revenue is derived from software licenses, including subscriptions, support and maintenance fees, professional implementation services, hosting and data center operations and other revenue. Refer to Note 2 to our consolidated financial statements for further discussion of the various types of revenue and our revenue recognition policies. Our product brands and related markets are listed below:

	Enterprise	Postilion
Brands	S1 Enterprise	Postilion	FSB
Retail Online
Personal Banking	Global	US	—
Business Banking	Global	US	—
Mobile Banking and Payments	Global	Global	—

Treasury Online
Corporate Banking	Global	—	—
Trade Finance	Global	—	—

Insurance	US	—	—

Payments	—	Global	—

Branch Banking
Teller	Global	—	US
Sales and Service	Global	—	US
Call Center	Global	—	US
Voice Banking	Global	US	US

Lending	—	—	US

Bill pay services	US	US	—
Enterprise Segment
          S1 Enterprise offers applications for retail and corporate banking, branch banking, and call center operations on the Enterprise platform with a common architecture and database. We use a common technology platform, the S1 Enterprise Platform, for our S1 Enterprise applications, which benefits our customers in a number of ways. Information generated from customer interactions is made available across multiple applications on a real-time basis, though it is produced and collected in multiple delivery channels including the branch, call center, telephone, and Internet. The S1 Enterprise Application Manager enables our customers’ employees to seamlessly manage their products and to market and service customers. The S1 Enterprise Application Manager provides the ability to perform on-behalf-of transactions, set up and manage marketing campaigns, manage bank branding, customize affiliate bank parameters, generate system reports and set up companies, for example.
          There are four product groups in S1 Enterprise. These include Retail Online, Treasury Online, Branch Banking and Call Center, and Insurance. The Retail Online solutions allow our customers to establish and maintain banking functionality with individuals and small businesses via the Internet or through a mobile device. The Treasury Online solutions provide our customers with the ability to provide online global cash management and trade finance solutions to large corporate customers. The Branch Banking and Call Center products provide our customers with the technology necessary to carry out customer service functions within bank branch and call center environments. S1 Insurance offers solutions and services to the insurance industry to provide banking, insurance sales, policy service functionality for the agency and consumer direct sales via web-based interfaces.

S1 Enterprise Retail Online Solutions
•	S1 Enterprise Personal Banking allows our customers to offer online banking capabilities, including personal finance management, electronic bill payment and presentment, account aggregation, external account transfers, alerts and reminders, and online self-service tools.

•	S1 Enterprise Business Banking provides online financial solutions suited for small to mid-market business banking customers. Our software allows these businesses to manage their money quickly and effectively. This allows our financial institution customers to offer product packages that can satisfy an array of business customer segments with such features as account management and enhanced reporting, payments, foreign exchange and self-service features, including the ability to open new accounts online, report lost cards, reset passwords, stop payments, reorder checks, request check copies, and create electronic alerts.

•	S1 Enterprise Mobile Banking and Payments provides the ability to access and manage bank account information and perform financial transactions via the convenience of a mobile device.
S1 Enterprise Treasury Online Solutions
•	S1 Enterprise Corporate Banking delivers a sophisticated multilingual, multi-currency, and multi-delivery channel offering giving our banking clients the ability to offer cash management functions on a global basis for high-volume users. S1 Corporate Banking provides users real-time data on account balances and transactions as well as straight-thru processing on payments from ACH to Fedwire to SWIFT.

•	S1 Enterprise Trade Finance streamlines the trade finance process for the online marketplace. The S1 Trade Finance product is designed to increase the efficiency of processing trade transactions and delivers one integrated system to create and report on trade documents from purchase orders, to letters of credit, to direct collections.
S1 Enterprise Branch Banking and Call Center Solutions
               S1 Enterprise’s Branch Banking and Call Center Solutions are an integrated suite of applications and modules that enable the delivery of a full-range of banking services at the financial institution branch and call center. S1 Branch Banking and Call Center products include teller and platform capability with integrated channel management and cross-channel data integration. Since one common system and set of tools support teller applications, sales platform, and call center applications, implementation and ongoing maintenance are simplified. Applications in the S1 Enterprise Branch Banking and Call Center Solution include:
•	S1 Enterprise Teller utilizes thin and rich client technologies rather than PC based technologies. This provides scalability, real-time connectivity, and low total cost of ownership with deep off-line capabilities. The application is highly flexible and customizable, and its centralized administration capabilities enable the quick and efficient rollout of new products, features, and upgrades.

•	S1 Enterprise Sales and Service Platform provides transaction functionality and embedded relationship management tools. With real-time information from all channels and advanced features that support selling, branches can increase their visibility of potential cross-sell and up-sell opportunities, and have the tools to act on those opportunities.

•	S1 Enterprise Call Center is a fully integrated call center solution that offers workflows, transactions and core services that meet the specialized needs of the call center environment. In addition to the core services found in the teller and sales and service platform, S1 Enterprise Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management functionality that is typically found in call center operations.

•	S1 Enterprise Voice Banking provides voice banking capabilities that can be rapidly deployed using technology from a third-party solution partner. The voice application is integrated with the S1 Enterprise Platform. As a result, customer information generated with Voice Banking can be integrated and accessed with bank customer information from all other channels using S1 Enterprise applications.
S1 Enterprise Insurance
          S1 Insurance offers solutions and services to the insurance industry to provide insurance sales, policy service functionality for the agency and consumer direct sales, and one view across all applications. The solutions provided by S1 Enterprise Insurance extend the capabilities provided by the S1 Enterprise Platform with additional features specifically directed to the insurance industry.
          When augmented with S1 Insurance’s customized solutions, S1 Enterprise’s banking products enable insurance carriers to effectively operate an Internet bank under the umbrella of their insurance company. The banking products are tailored by the S1 Insurance business unit to support the unique distribution channels utilized by insurance carriers that differentiate them from traditional banking operations. S1 Insurance also offers services to the insurance industry to design, implement, and support thin client interfaces on the Internet, in the call center, or in the agency that enable quoting, selling, and servicing of insurance policies.
          S1 Enterprise Insurance includes our business with State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”). Revenues from State Farm were 25%, 25% and 21% of our revenues from continuing operations and 49%, 48% and 39% of our Enterprise segment revenue during the years ended December 31, 2005, 2006 and 2007, respectively. We expect revenue from State Farm to be between $38.0 and $41.0 million for 2008.
Postilion Segment
          Postilion offers solutions under two brands: Postilion and FSB Solutions.
Postilion
          The Postilion product provides an end-to-end solution on a single platform for fully integrated self-service banking and payments. In the community bank and credit union environment, it is used for retail Internet banking, business Internet banking, voice banking, mobile banking, ATM driving, payment switching, card management and merchant acquiring solutions. Postilion is also used by retailers, telecom operators and third-party payment processors for payment switching, ATM driving, merchant acquiring, POS payments, card management (including prepaid cards) and Internet shopping. We released our voice banking and mobile banking solutions on the platform in 2007. We plan to release our retail Internet and business Internet banking solutions on the platform in 2008.
•	IBS Retail Internet Banking is designed specifically with the unique needs of the community banking and credit union market in mind. This turn-key application includes functions such as the ability to view statements, account activity, and cleared and pending transactions online, to transfer funds between accounts and to pay bills electronically.

•	IBS Cash Management is designed to help community banks and credit unions deliver services to small businesses. Functions include integrated front and back office systems, multiple payment vehicles such as domestic and SWIFT wires, ACH, and EFTPS, integration with the IBS Retail Internet Banking application and Electronic Data Interchange (“EDI”) data display.

•	Voice Banking delivers integrated voice response (“IVR”) functionality in a stable, flexible, Windows-based application. With the push of a button, users can check on a deposit or account balance, find a CD rate, pay bills or transfer funds.

•	Mobile banking and payments provides the ability to access and manage bank account information and perform financial transactions via the convenience of a mobile device.

•	Postilion is a self-service banking and payments platform used by financial institutions, retailers, telecom operators and processors to drive self-service financial transactions and payments through ATMs, POS terminals, phones and Internet access points. It is a modular and scalable software product that can be implemented in large financial institutions as well as smaller community and regional banks and credit unions.
FSB Solutions
          FSB offers a full-range of branch banking and lending technology solutions primarily for small to medium size financial institutions in North America. The FSB applications are divided into four categories including FSB Branch Automation, FSB Banking Call Center, FSB Marketing Center and FSB Lending. An overview of each category is provided below:
•	FSB Branch Automation includes FSB Teller and FSB Sales and Services Platform. FSB Teller is a functionally rich, client-server based application that provides the complete set of transactions and core services necessary for the teller function including host communications, sharing and storing of information, cumulative totals, electronic journal, transaction security and approval and balancing aids. It also includes options for fully integrated Teller image capture. The FSB Sales and Services Platform combines extensive transaction processing functionality with sales tools and core services that facilitate selling new products, as well as servicing existing accounts.

•	FSB Banking Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management specific to call center operations. The FSB Banking Call Center application integrates with other call center technologies, including IVR systems, computer telephony integration (“CTI”) servers and automatic call distributor systems.

•	FSB Marketing Center provides our customers the ability to develop and execute marketing campaigns based on multiple segmentations of customers and prospects. It includes robust capabilities to drive alerts, awards, and promotions directly to the banks’ various delivery channels.

•	FSB Lending provides a highly configurable and complete consumer, business and credit origination software solution. The system delivers straight-through processing control from application through loan booking, with support for multiple data entry channels. The software is differentiated in part through its ability to deliver broad application-level strength in each area of lending through a universal platform, which provides tremendous operational and administrative consistency and control.
Additional Solutions
•	Pay Anyone. We provide bill-pay services through third-party partnerships for all of our online retail banking applications.
Services
          In addition to licensing software, both the Enterprise and Postilion segments provide a broad array of services to meet the needs of their customers. The services include planning, implementation and customization of customer software applications, as well as ongoing maintenance and support and application hosting services.
Professional Services
          Our professional services teams in the Enterprise and Postilion segments help financial and retail institutions implement our software solutions. Our professional services organizations are engaged in the following activities:
•	Project Management — Our project managers are responsible for the oversight of services projects throughout the implementation cycle;

•	Custom Software Development — Our software developers customize certain software solutions to meet the specific business requirements of our customers — from analysis and design to building and testing;

•	Educational Services — Our training professionals help financial institutions train their employees to use our solutions to better serve their customers; and

•	Web Design Services — Our web design group assists with the delivery of a complete web presence for financial institutions.
Customer Support
          The customer support teams in the Enterprise and Postilion segments offer various levels of service to meet an organization’s support needs and budgets, including:
•	Technical Support — Customer support engineers provide technical support for our products;

•	Software Release Management — We provide software upgrades that include enhancements to our software as well as operational and performance improvements; and

•	Online Support — Our support website is designed to provide “one-stop” access to technical information for our products including FAQs, download patches, updated documentation, and support bulletins.
Hosting Services
          Our hosting services provide systems outsourcing, data center hosting, operational management and control across the full range of personal, small business and corporate Internet banking applications, insurance and mobile banking and payment processing applications. We host S1 applications for our financial customers in our global data center facility in Norcross, Georgia, which handles more than 3.3 million end users daily. Our mature operating environment was designed to address mission-critical operations for financial applications, such as security, recovery and availability of data. Our data center is a hardened facility that can scale to support large volumes of customers.
Other Revenue
          Other revenue is principally generated from the resale of certain software and hardware products produced by third-parties and sold by us under reseller agreements to our customers in conjunction with the sale of our products and services.
Financial Industry Background
          There are many global factors influencing the competitive environment for financial services providers, including:
•	pressure to grow their businesses;

•	pressure to reduce costs through mergers and acquisitions;

•	increasing electronic payment transaction volumes;

•	increased security concerns and regulatory requirements; and

•	the need to minimize information technology and infrastructure costs while meeting the ever-rising consumer expectations for customer service and convenience.
          We believe that the above factors are influencing financial services companies to look for new ways to effectively service and sell to their customers through all of their interaction channels, including the branch (teller and platform), call center, Internet, phone, ATM and POS terminals.

          As in some other industries, financial services providers can more cost-effectively grow their businesses by cross-selling additional products and services to existing customers. This is difficult to do if they are not able to understand the needs of their customers and customer segment behavior and intelligently market services and products to these customers. Our solutions are designed to not only provide financial institutions with greater insight into customer data, but also into customer transaction behavior.
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
          We believe that financial institutions which provide a unified experience for their customers across multiple points of interaction, delivered at the lowest possible cost, will provide them with a key competitive advantage. Financial institutions will need to deliver a consistent and compelling experience to their customers and provide them with products and services that better meet their needs and are relevant to their stage in life. We believe it is very challenging for financial institutions to deal with multiple channels, using different vendors and technologies, all of which must be integrated with a variety of legacy applications. Financial institutions must determine how to leverage their existing solutions while moving to new technologies that will protect their investments and better position them for the future.
          In addition to these broad industry drivers, there are other catalysts that are driving new technology purchase decisions in the branch and Internet markets. In October 2005, the Federal Financial Institution Examination Council (“FFIEC”) announced new guidelines for identity theft prevention for those institutions offering online banking. These guidelines call for multi-factor authentication of a user’s identity before that user is authorized to proceed in conducting an Internet transaction. Many internally developed systems or older systems either do not support these requirements or require a costly investment to bring those systems into compliance. Additional security requirements are expected for high risk transactions.
          Bank branches have been experiencing a significant amount of attention in terms of technology investment over the past several years. Legislation referred to as “Check 21” in the United States was enacted to recognize that an electronic check is a legal substitute for a paper based check, thus eliminating the need for physical exchange of the paper check for clearing and settlement purposes. While this legislation largely impacts back office clearing operations, the large benefit or opportunity for banks is in the front office deposit capture process. Image capture ability at the point of deposit, such as in a teller application, greatly improves the efficiency and accuracy of deposit taking.
          We believe these factors are examples of initiatives that are influencing the decision on the part of many financial institutions of all sizes to consider new solutions to help them increase revenue opportunities, improve customer loyalty and reduce their costs. We believe our products can address these needs.
Discontinued Operations
          In August, 2006, we completed the sale of our Risk and Compliance segment (“FRS”) which provided regulatory reporting, financial intelligence and analytic solutions to financial institutions worldwide. FRS has contracted with our Pune, India location to continue to provide development and administrative services.
          In December 2005, we sold our Edify business, which delivered voice and speech recognition solutions to a range of industries, to Intervoice, Inc. We maintain a reseller agreement with Intervoice to offer our customers voice and speech recognition solutions.
Customers and Markets
          We provide solutions for financial institutions, ranging from global financial services organizations to community banks and credit unions and we provide payment solutions to retailers.
Strategic Alliances and Partners
          We have built a global network of more than 15 alliances, allowing us to more fully extend our expertise, capabilities, and reach within the financial services industry. We have established strategic, technology, and channel relationships with a number of organizations. We have alliances with companies such as IBM, Microsoft and numerous core processing vendors such as Misys, Fiserv, and Fidelity National Information Services. We also have relationships with key technology providers, including bill payment providers, credit card processing vendors, retail point-of-sale vendors and printed product vendors.
          In certain geographies, including the Americas, the Middle East and some European countries, we are using partners as sales channels to increase our market reach.
Sales and Marketing
          Each segment maintains dedicated sales and marketing teams that are focused on brand awareness and product sales for their specific solutions to their target market. Within each group are trained sales support personnel and solutions architects who provide functional and technical expertise to maximize the customer’s understanding of our solutions. We reported revenues from continuing operations of $179.1 million, $192.3 million and $204.9 million in 2005, 2006 and 2007, respectively, of which 83%, 82% and 75%, respectively, were attributed to sales in the United States.
          In the United States, we utilize direct sales teams that call on financial institutions and retailers to identify sales opportunities. Our sales teams are organized by product lines and primarily call on existing customers and new prospects for first time sales, cross-selling new and add-on applications and services. Our sales teams are responsible for the relationship with their assigned customers including customer satisfaction, product and service delivery and cross-selling new and add-on applications and services. Additionally, we have dedicated client service managers in place for our larger customers to support the relationship for their assigned customers including customer satisfaction, product and services delivery.
          The sales cycle for large financial institutions generally lasts from six to 18 months and the resulting contracts typically have multi-year terms. Sales to small community and regional financial institutions are typically executed by both direct and telephone-based sales teams. The sales cycle for these small to mid-sized financial organizations generally lasts from six to nine months, and the contracts typically provide for direct delivery and service requirements. In addition, we have relationships with resellers that act as an indirect channel to expand our market penetration.
          In the Europe and Middle East (EME) region, we sell primarily through direct sales in specific territories such as the United Kingdom, Belgium, the Netherlands, Germany, Italy, the Nordics, Eastern Europe, Spain, Portugal, Dubai and most countries in the Middle East, and through resellers in other areas such as Kuwait, Austria, Greece, Jordan, Egypt and Israel. In Africa, we sell on a direct sales basis in South Africa on a reseller basis in the rest of Africa. In the Asia Pacific (APAC) region, our sales efforts are focused primarily through resellers in countries such as China, Hong Kong, Taiwan, Indonesia and Malaysia with direct sales into Thailand, Singapore, Australia and New Zealand.
          In addition to internal sales efforts and joint efforts with distribution partners, we market our products and services in other ways to build awareness of our brands: S1 Enterprise, Postilion and Full Service Banking Solutions. Our marketing efforts include participation and exhibition at industry conferences and trade shows, hosting product specific user conferences, maintaining memberships in key industry organizations and establishing close relationships with industry analysts to help guide product development and marketing efforts.
Product Development
          We develop the majority of our product solutions ourselves. We have dedicated development centers in the United States and internationally, primarily in India and South Africa. Our Enterprise groups utilize resources from our Pune, India location to augment their staff for product development as well as implementation services. Postilion product groups utilize resources in the United States and South Africa and FSB utilizes resources in the United States and India. We employ best practices from well-known enterprise software companies to ensure that the entire organization – products, services, delivery, and support – is ready to successfully and repeatedly deliver products to the market and focus on customer success. We spent $40.4 million, $38.9 million and $23.7 million on product development efforts related to continuing operations in 2005, 2006 and 2007, respectively.
           In our Enterprise segment, we are integrating our mobile banking solution into our Retail Online products. The Enterprise applications are available independently or collectively as an integrated solution that gives banks one view of their customers across channels. Additionally, we are planning to enhance our Teller and Sales & Service products in our Branch solutions.
           In our Postilion segment, we are integrating our community financial products that provide Internet (retail and business), voice and mobile banking onto the Postilion Platform which already provides payment processing and card management solutions. We have already released voice banking and plan to have the Internet retail and business banking, and mobile banking solutions available for release on the Postilion platform in 2008. We also continue to update our legacy Internet banking and branch products for our North American customers. FSB is investing in their branch applications to enhance their Teller solutions.
Competition
          The market for financial and payments software is competitive, rapidly evolving and subject to technological change. We currently perceive our near-term competition as coming from four primary areas: (1) financial institutions’ proprietary in-house development organizations, (2) single-point solution vendors, (3) core processing vendors and (4) enterprise solution vendors.
In-house Development Organizations
          Some financial institutions conduct a significant portion of their software development in-house while others have chosen to outsource to third-party vendors. Generally, only very large organizations have the ability to develop solutions internally. We believe financial organizations may encounter the following challenges when developing financial software in-house:
•	building, maintaining and upgrading an in-house solution can be very costly;

•	attracting and retaining the necessary technical personnel can be difficult and costly; and

•	technological development may be too far outside the financial organization’s core competencies to be effective or successful.
Single-Point Solution Vendors
          These vendors offer solutions for a specific line of business and/or channel for the financial institution. In the retail Internet banking space, we compete primarily with Digital Insight (a division of Intuit Inc.), Financial Fusion (a division of Sybase Inc.), and Corillian Corporation (a division of Fiserv Inc.). In branch banking, we compete primarily with Argo Data Resource Corporation and Fidelity National Information Services, Inc. In business and corporate banking, we compete primarily with Fundtech Ltd., ACI Worldwide, Inc., Financial Fusion, and Digital Insight. In the electronic payments space, we compete primarily with ACI Worldwide, Inc. We believe the disadvantages associated with single-point solution providers include:
•	integrating applications and channels from multiple vendors may greatly lengthen a financial organization’s time to-market and implementation costs;

•	operating and upgrading solutions from multiple vendors is typically very costly; and

•	combining solutions across different channels does not provide a single view of the customer.
Core Processing Vendors

          These vendors offer data processing services and outsourcing for financial institutions’ systems of record. In this space, we compete with companies such as Fidelity National Information Services, Metavante Technologies, Inc., Fiserv and Jack Henry and Associates, Inc. A number of these companies offer front-office products within a packaged pricing scheme integrated with their core back-office capabilities. We believe the primary disadvantage of this approach is that these front-office applications will lag behind the market to some degree in terms of functions and features and are of a secondary focus to the vendor behind their back-office products and services.
Enterprise Solution Vendors
          As we continue to introduce new releases of our S1 Enterprise products, we believe we may increasingly see competition from various enterprise software and solution providers, such as SAP and Oracle. We believe our advantage in the financial services market will continue to stem from our deep domain knowledge and tight integration with the various key business systems within our financial organization customer base. In addition, we believe our large installed customer base gives us a distinct advantage in understanding and serving the needs of this market segment.
Government Regulation
          We are subject to examination and are indirectly regulated by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, National Credit Union Association and the various state financial regulatory agencies that supervise and regulate the banks, credit unions and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include our internal controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, as well as certain design specifications of our software licensed to financial institutions.
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
Employees
          As of December 31, 2007, we had approximately 1,400 full-time employees, including 780 in customer support, hosting services and professional services, 100 in sales and marketing, 420 in product development and 100 in general and administrative. In addition to full-time employees, we use the services of various independent contractors, primarily for professional services projects and product development.
Available Information
          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge at our website at www.s1.com as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. You may also obtain a copy of any of these reports directly from the SEC. You may read and copy any material we file or furnish with the SEC at their Office of Investor Education and Advocacy, located at 100 F Street N.E., Washington, D.C. 20549. The phone number for information about the operation of the SEC Office of Investor Education and Advocacy is 1-800-732-0330 (if you are calling from within the United States), or 202-551-8090. Because we electronically file our reports, you may also obtain this information from the SEC internet website at www.sec.gov. You can obtain additional contact information for the SEC on their website.
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
•	we cannot accurately predict the value, number and timing of license or services agreements we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;

•	as we sell our products on both a perpetual license and a term or subscription license, we cannot accurately predict the mix of perpetual licenses to term licenses sold in any one quarter. Term licenses significantly reduce the amount of revenue recognized in the first year of the contract, but is intended to increase the overall revenue earned from the customer during the typical customer life cycle; perpetual license revenue can vary significantly on a quarterly basis;

•	the length of our sales cycle to large financial organizations generally lasts from six to 18 months, which adds an element of uncertainty to our ability to forecast revenues;

•	if we fail to or are delayed in the introduction of new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;

•	our ability to expand the mix of distribution channels through which our products are sold may be limited;

•	our products may not achieve widespread market acceptance, which could cause our revenues to be lower than expected;

•	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and / or the gross margins associated with this revenue;

•	our sales may be constrained by the timing of releases of third-party software that works with our products;

•	a significant percentage of our expenses is relatively fixed, and we may be unable to reduce expenses in the short term if revenues decrease; and

•	the migration of our license sales model to be more focused on recurring revenue contracts may result in less predictable revenue due to an inability to predict the rate at which it is adopted by our customers, or the rate at which it may be deferred.
We have experienced substantial losses in the past and may not achieve or maintain profitable operations in the future
          With the exception of 2004 and 2007, we incurred losses from continuing operations in the past and from time-to-time make changes in our organizational structure to improve operating efficiencies. These changes can create additional costs during periods of transition, and we could experience losses in the future, which could negatively impact the value of our common stock.

We depend on one customer, State Farm Mutual Automobile Insurance Company (“State Farm”), for a significant portion of our revenue and if that customer terminates its relationship with us, or reduces the amount of software or services they buy from us, our revenues and financial performance would decline
          State Farm accounted for 21%, 25% and 25% of our total revenue from continuing operations in 2007, 2006 and 2005. We expect revenue from State Farm as a percentage of total revenue to continue to decrease in future periods. In 2008, we expect revenue from State Farm to be between $38.0 and $41.0 million.  In the course of our relationship with State Farm, they may cancel or reschedule projects at any time, without significant penalty. We can give no assurance that we will be able to retain State Farm as a customer or that we will be able to maintain the same level of revenue contribution from State Farm in the future. State Farm’s license and possession rights for the source code to some of the Enterprise and insurance products gives them flexibility on how they choose to further invest in these products. If State Farm was to decrease the amount of software or services they buy from us, it could materially adversely affect our results of operations.
Security breaches or computer viruses could harm our business by disrupting our delivery of services and damaging our reputation and business
          Our products and business may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We maintain and transmit confidential financial information in providing certain of our services and users of electronic commerce are concerned about the security of transmissions over public networks. Accordingly, it is critical that our facilities and infrastructure remain secure. A security breach affecting us could damage our reputation, deter financial institutions from purchasing our products, deter their end-user customers from using our products, or result in material liability to us.
          Privacy, security, and compliance concerns continue to increase. Security compromises, including identity theft, could deter people from using electronic commerce services such as ours. We may need to spend significant capital or other resources for compliance requirements and protection against the threat of security breaches or to alleviate problems caused by security breaches. Additionally, computer viruses could infiltrate our systems and disrupt our business. Any inability to prevent security breaches or computer viruses could cause our customers to lose confidence in our services and terminate their agreements with us, and could reduce our ability to attract new customers or result in material liability to us.
Most of our customers are in the financial services industry, which is subject to economic changes that could reduce the demand for our products and services
          For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and insurance industry and other financial services firms. Changes in economic conditions and unforeseen events, like recession, inflation, or changes in bank credit quality in the United States or abroad, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services and adversely affect our operating results. Additionally, mergers and acquisitions are common in today’s banking industry. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company.
System failures or performance problems with our products could cause demand for these products to decrease, require us to make significant capital expenditures or impair customer relations
          There are many factors that could adversely affect the performance, quality and desirability of our products. In certain instances, product releases have been delayed. This has impacted and may continue to impact or prevent these products from gaining anticipated levels of market acceptance. These factors include, but are not limited to, the following:
•	delays in completing and/or testing new products, resulting in significant delays in delivering new products;

•	extraordinary end-user volumes or other events could cause systems to fail;

•	our products could contain errors, or “bugs”, which could impair the services we provide;

•	during the initial implementation of some products, we have experienced significant delays in implementing and integrating software, and we may experience similar difficulties or delays in connection with future implementations and upgrades to new versions; and

•	many of our products require integration with third-party products and systems and we may not be able to efficiently and effectively integrate these products with new or existing products.
We are subject to government regulation
          We are subject to external audits, examination, and are indirectly regulated, by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, National Credit Union Association and the various state financial regulatory agencies that supervise and regulate the banks, credit unions and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies, and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our products that perform banking functions.
We are engaged in offshore software development activities which may not be successful and which may put our intellectual property at risk
          In order to optimize available research and development resources and meet development timeframes, in 2004 we acquired an Indian based development center. This center had been owned and operated for us by a third party since 2002. In 2004, associated with our acquisition of Mosaic Software Holdings Limited, we acquired a development center in Cape Town, South Africa. While our experience to date with these offshore development centers has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:
•	Communications and information flow may be less efficient and accurate as a consequence of time zone differences, distance and language differences between our primary development organization and the foreign based activities, resulting in delays in development or errors in the software developed;

•	potential disruption from the involvement of the United States in political and military conflicts around the world;

•	the quality of the development efforts undertaken offshore may not meet our requirements because of language, cultural and experience differences, resulting in potential product errors and/or delays;

•	we have experienced a greater level of voluntary turnover of personnel in India than in other development centers which could have an adverse impact on efficiency and timeliness of development as well as the opportunity for misappropriation of our intellectual property;

•	in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk of the potential for misappropriation of our intellectual property that might not be readily discoverable; and

•	currency exchange rates could fluctuate and adversely impact the cost advantages intended from maintaining these facilities.
We are from time to time involved in litigation over intellectual property or other proprietary rights, which may be costly and time consuming
          From time to time, we have received claims that certain of our products or other proprietary rights require a license of intellectual property rights of a party and infringe, or may infringe, the intellectual property rights of others. Those claims, regardless of their merit, could:

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

          Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our business, financial condition and results of operations. Litigation to determine the validity of any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not the litigation is determined in our favor. In the event of an adverse ruling, we may be required to:
•	pay substantial damages;

•	discontinue the use and sale of infringing products;

•	expend significant resources to develop non-infringing technology; or

•	obtain licenses to the infringing technology.
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
          Third parties may have, or may eventually be issued, patents or assert copyrights and/or trade secrets that could be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. In some instances, our customers may be accused of infringing the intellectual property rights of third parties. As a result, we provide certain indemnity for our customers against infringement claims. Even if such accusations ultimately prove lacking in merit, the disposition of such disputes may be costly, distracting, and result in damages, royalties, or injunctive relief preventing the use of the intellectual property in question and may require entering into licensing agreements, redesigning our products or ceasing production entirely.
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

Infringement of our proprietary technology could hurt our competitive position and income potential
          Our success depends upon our proprietary technology and information. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. Because it is difficult to police unauthorized use of software, the steps we have taken to protect our services and products may not prevent misappropriation of our technology. Any misappropriation of our proprietary technology or information could reduce any competitive advantages we may have or result in costly litigation. We also have a significant international presence. The laws of some foreign countries may not protect our proprietary technology as well as the laws of the United States. Our ability to protect our proprietary technology may not be adequate.
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
Market volatility may affect the price of our common stock
          The trading prices of technology stocks in general and ours in particular, have experienced extreme price fluctuations. Our stock price has fluctuated after declining from its high in 2000. More recently, the financial services sector has also experienced price fluctuations. Any further negative change in the public’s perception of the prospects of technology based companies, particularly those which provide services to the financial services sector such as ours, could further depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, also may affect the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to the following factors:
•	actual or anticipated variations in our quarterly operating results;

•	approximately 34% of our common stock is owned by four institutions as of December 31, 2007, and a change in position of any one of these holders could cause a significant drop in our stock price if market demand is insufficient to meet sales demand;

•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the computer software, electronic commerce and Internet industries;

•	changes in the market valuations of other technology companies;

•	developments in Internet regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	unscheduled system downtime of our products in either a hosted or in-house environment;

•	security breaches in our software or facilities may cause harm to our business and reputation, result in a loss of customers or result in material liability to us;

•	additions or departures of key personnel; and

•	sales of our common stock or other securities in the open market.
Future sales of our common stock in the public market could negatively affect our stock price
          If our stockholders sell substantial amounts of our common stock, including shares issued when options are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of February 15, 2008, we had approximately 56.5 million shares of common stock outstanding, assuming no exercise of outstanding options or conversion of preferred stock. As of February 15, 2008, there were outstanding employee stock options to purchase approximately 6.1 million shares of our common stock, 0.1 million shares of unvested restricted stock and 0.8 million shares of preferred stock convertible into an aggregate of 1.1 million shares of our common stock. The common stock issuable upon exercise of these options, vesting of restricted stock, and upon conversion of this preferred stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall.
Our market is highly competitive and if we are unable to keep pace with evolving technology, our revenue and future prospects may decline
          The market for our products and services is characterized by rapidly changing technology, intense competition and evolving industry standards. We have many competitors who offer various components of our suite of applications or who use a different technology platform to accomplish similar tasks. In some cases, our existing customers also use some of our competitors’ products. Our future success will depend on our ability to develop, sell and support enhancements of current products and new software products in response to changing customer needs. If the completion of the next version of any of our products is delayed, our revenue and future prospects could be harmed. In addition, competitors may develop products or technologies that the industry considers more attractive than those we offer or that render our technology obsolete.
International operations may adversely affect us
          We conduct our business worldwide and may be adversely affected by changes in demand resulting from:
•	fluctuations in currency exchange rates;

•	governmental currency controls;

•	changes in various regulatory requirements;

•	political, economic and military changes and disruptions;

•	difficulties in enforcing our contracts in foreign jurisdictions;

•	export/import controls;

•	tariff regulations;

•	difficulties in staffing and managing foreign sales, professional services, product development, and support operations;

•	greater difficulties in trade accounts receivable collection; and

•	possible adverse tax consequences.
          Some of our solutions use encrypted technology, the export of which is regulated by the United States government. If the United States government were to adopt new legislation restricting the export of software or encryption technology, we could experience delays or reductions in our shipments of products internationally. In addition, existing or future export regulations could limit our ability to distribute our solutions outside of the United States.
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
Item 1B. Unresolved Staff Comments.
          Not applicable.

Item 2. Properties.
     Our executive offices and corporate headquarters are located in Norcross, Georgia, USA. Our primary international offices are located in Chertsey, England, Capetown, South Africa, Johannesburg , South Africa, Melbourne, Australia and Pune, India. We maintain additional domestic offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Colorado Springs, Colorado; Fairport, New York; and West Hills, California. We maintain additional international offices in Brussels, Dublin, Dubai, Munich and Singapore. We lease all of our office locations except for our corporate headquarters located in Norcross, Georgia, USA, which also houses our data center operations. The facility occupies approximately six acres and the building has approximately 71,000 square feet. We believe that our facilities are sufficient for our current operations and for the foreseeable future.
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
     (c) Not applicable.
     (d) Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
     (a) Our common stock is quoted on the Nasdaq Stock Market under the symbol “SONE”. The following table shows, for the periods indicated, the high and low prices per share of our common stock as reported on the Nasdaq Stock Market.

	High	Low
2007
First Quarter	$6.08	$5.11
Second Quarter	8.36	6.00
Third Quarter	9.23	5.65
Fourth Quarter	9.45	6.52
2006
First Quarter	$5.04	$3.80
Second Quarter	5.96	4.35
Third Quarter	5.15	4.02
Fourth Quarter	5.66	4.38
     As of the close of business on February 15, 2008 there were 504 holders of record of our common stock. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future, although there are no restrictions on our ability to do so.
     The following table provides information with respect to compensation plans under which equity securities of S1 are authorized for issuance to employees, non-employee directors and others as of December 31, 2007:

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average	available for future issuance under
	outstanding options,warrants	exercise price of	equity compensation plans (excluding securities
	and rights	outstanding options,	reflected in column (a))
	(in 000s)	warrants and rights	(in 000s)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,671	$5.41	384

Equity compensation plans not approved by shareholders	1,602	13.82	—

Total	6,273	$7.56	384

     The following table sets forth comparative information regarding the cumulative stockholder return on our common stock since December 31, 2003. Total stockholder return is measured by dividing cumulative dividends for the measurement period (assuming dividend reinvestment) plus share price change for the period by the share price at the beginning of the measurement period. Neither S1 nor its predecessor, Security First Network Bank, has paid dividends on its common stock from the date of the initial public offering of Security First Network Bank, May 26, 1996, to December 31, 2007. Our cumulative stockholder return over this period is based on an investment of $100 on December 31, 2003 and is compared to the cumulative total return of the Interactive Week Internet Index and the Nasdaq Composite Index.
Comparison of Cumulative Total Return Among S1 Corporation,
Interactive Week Internet Index and Nasdaq Composite Index
from December 31, 2003 to December 31, 2007
Comparison of Cumulative Total Return Among
S1, Interactive Week Internet Index and Nasdaq Composite Index
from December 31, 2003 to December 31, 2007

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
S1 Corporation	$100	$112	$54	$68	$90
Interactive Week Internet Index	$100	$121	$122	$139	$160
NASDAQ Composite	$100	$109	$110	$121	$132

     (b) Not applicable.

Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number		as part of a publicly	may yet be purchased
	of shares	Average price	announced plan or	under the plan or
Period	purchased	paid per share (1)	program	program
October 1, 2007 - October 31, 2007	164,500	$8.34	164,500	$14,030,690
November 1, 2007 - November 30, 2007	1,870,100	$7.64	1,870,100	$—
December 1, 2007 - December 31, 2007	—	$—	—	$9,741,473

Total for fourth quarter of 2007	2,034,600	$7.70	2,034,600

(1)	Average price per share does not include related transaction costs to repurchase the stock.
     In November 2006, our Board of Directors approved a tender offer to purchase our common stock. This tender offer authorized the purchase of up to $55.0 million of our common stock subject to pre-defined purchase guidelines. As of December 31, 2006, we repurchased 10.5 million shares at an approximate cost of $5.32 per share. The total cost to repurchase the stock, including related transaction costs, was $55.8 million. The offer expired at midnight on December 14, 2006.
     On March 12, 2007, our Board of Directors approved a tender offer to purchase up to $55 million of our common stock. The tender offer was completed in April 2007. We repurchased and retired a total of 16,155 shares for a cost of $0.6 million, which includes fixed fees ($0.5 million) for related transaction costs.
     On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $30.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under our stock repurchase program. On December 12, 2007, our Board of Directors authorized the repurchase of an additional $10.0 million of our common stock under our stock repurchase program, bringing the total authorization to $60.0 million. There is no expiration date for this program. Stock repurchases for the program since inception in May 2007 were 6.6 million shares for a total cost of $50.3 million which does not include related transaction fees of approximately $0.02 per share.

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

	Year Ended December 31,
	2007	2006 (1)(2)(3)	2005 (2)(3)	2004 (4)	2003(3)(5)
		(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$204,925	$192,310	$179,140	$185,156	$209,740
Income (loss) from continuing operations	19,495	(12,239)	(28,382)	5,396	(12,516)
Income (loss) from discontinued operations	—	30,141	27,325	10,174	(25,656)
Net income (loss)	19,495	17,902	(1,057)	15,570	(38,172)
Revenue from significant customers	43,425	47,898	45,374	48,361	88,453

Earnings (loss) per share:
Basic:
Continuing operations	$0.32	$(0.17)	$(0.40)	$0.08	$(0.18)
Discontinued operations	—	0.42	0.38	0.14	(0.37)
Net income (loss) per share	$0.32	$0.25	$(0.02)	$0.22	$(0.55)

Diluted:
Continuing operations	$0.32	$(0.17)	$(0.40)	$0.07	$(0.18)
Discontinued operations	—	0.42	0.38	0.14	(0.37)
Net income (loss) per share	$0.32	$0.25	$(0.02)	$0.21	$(0.55)

	Year Ended December 31,
	2007	2006	2005	2004	2003
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,011	$69,612	$85,108	$43,223	$76,713
Short-term investments	23,855	21,392	44,170	65,248	87,477
Working capital	64,318	83,227	106,250	105,715	125,940
Goodwill	125,281	125,300	125,808	117,699	93,462
Total assets	281,844	307,805	344,523	341,364	337,088
Debt obligation, excluding current portion	8,805	4,119	1,391	2,609	952
Stockholders’ Equity	209,905	224,229	252,386	254,996	243,814
Dividends (6)	—	—	—	—	—

	Year Ended December 31,
	2007	2006 (1)(2)	2005 (2)	2004	2003
			(in thousands)
Other Selected Data:
Cash provided by (used in) operating activities	$32,308	$3,460	$219	$(15,051)	$22,407
Cash (used in) provided by investing activities	(13,741)	31,626	46,597	(12,354)	(38,212)
Cash (used in) provided by financing activities	(44,068)	(50,671)	(4,332)	(6,432)	4
Depreciation	7,023	7,840	8,862	9,013	15,929
Amortization and impairment of acquisition and intangible assets	4,112	4,935	4,932	3,409	3,729
Weighted average common shares outstanding – basic	59,664	70,780	70,359	70,613	69,872
Weighted average common shares outstanding – diluted	60,598	n/a	n/a	73,130	n/a

(1)	Our net income for the year ended December 31, 2006 includes the gain on disposal of discontinued operations of $32.1 million.

(2)	Our net loss for the year ended December 31, 2005 includes the gain on disposal of discontinued operations of $25.0 million. In November 2004 we acquired Mosaic Software Holdings Limited, which affected our revenues, net loss per share and cash flow comparisons for the years ended 2004 and 2005. In 2006, we paid an additional acquisition cost of $14.0 million as earn-out consideration for Mosaic.

(3)	Our net income (loss) for the years ended December 31, 2006, 2005 and 2003 include restructuring costs of $12.5 million, $15.0 million and $15.6 million, respectively.

(4)	Our net income for the year ended December 31, 2004 includes the gain on disposal of discontinued operations of $9.3 million.

(5)	Our net loss for the year ended December 31, 2003 includes $11.7 million for the impairment of goodwill and is included in income (loss) from discontinued operations.

(6)	We have never declared or paid any dividends on our capital stock.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This annual report contains forward-looking statements and information relating to our subsidiaries and us. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described under the caption “Risk Factors” in Item 1A of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
     The following discussion should be read in conjunction with the audited consolidated financial statements and notes appearing elsewhere in this report.
Executive Overview
     S1 Corporation (“S1”) is a global provider of software and related services that automate the processing of financial transactions. Our solutions are designed for financial organizations including banks, credit unions, insurance companies, transaction processors, payment card associations, and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents the community financial, full service banking and lending businesses in North America (“FSB”) and global payment processing and management solutions.

	Enterprise	Postilion
Brands	S1 Enterprise	Postilion	FSB

Retail Online
Personal Banking	Global	US	—
Business Banking	Global	US	—
Mobile Banking and Payments	Global	Global	—

Treasury Online
Corporate Banking	Global	—	—
Trade Finance	Global	—	—

Insurance	US	—	—

Payments	—	Global	—

Branch Banking
Teller	Global	—	US
Sales and Service	Global	—	US
Call Center	Global	—	US
Voice Banking	Global	US	US

Lending	—	—	US

Bill pay services	US	US	—
     We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as transaction processors and retailers. Our solutions address the needs of small, mid-sized and large organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as revenue related to hosting applications in our data center and electronic bill payment services. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period.
     Our Enterprise segment supports channels that a bank uses to interact with its customers, including self service channels like the Internet for personal, business and corporate banking, trade finance, mobile banking, and full service channels such as teller, branch, sales and service and call center, and mobile banking with payments solutions. Historically, we have licensed the Enterprise suite of products on both a perpetual and subscription basis, but since the fourth quarter of 2006, Enterprise products are primarily offered on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products going forward, license revenues may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity.
     Our Postilion segment provides Internet personal and business banking, voice banking, and mobile banking solutions to community banks and credit unions, as well as payment processing and management solutions which drive automated teller machines (“ATM”) and point-of-sale (“POS”) devices to financial institutions, retailers, third-party processors, payments associations, and other transaction generating endpoints. In addition, through our FSB Solutions brand, the Postilion segment offers full service banking and lending applications including teller, sales and service activities including new account opening, and solutions for the call center agent’s desktop. We license our Postilion suite of online, telephone and mobile banking applications primarily on a subscription basis. Postilion’s payment processing and management and full service banking solutions are primarily licensed on a perpetual basis.
     We sell our solutions to small, mid-sized and large financial and retail organizations in two geographic regions: (i) Americas, and (ii) International. Additional information about our business, geographic disclosures and major customers is presented in Note 18 to our consolidated financial statements contained elsewhere in this report.

Revenue from Significant Customers
     Revenues from State Farm were 21%, 25% and 25% of our revenues from continuing operations and 39%, 48% and 49% of our Enterprise segment during the years ended December 31, 2007, 2006 and 2005, respectively. We expect revenue from State Farm to be between $38.0 and $41.0 million for 2008.
Restructuring Charges and Merger Related Costs
     In 2003 and in prior years, we approved restructuring plans. In 2005 and 2006, we evaluated the sublease assumptions from these plans and recorded additional charges of $1.1 million and $0.6 million, respectively. The changes to our assumptions were related to increased loss on facilities due to lower than expected sublease income and increased costs of exiting the facilities at end of the lease terms.
     In October 2005, we announced changes to our organization that reduced operating costs and more effectively aligned us with the needs of our customers. The reorganization resulted in a reduction of personnel of approximately 8% as well as the consolidation of some facilities. In connection with this reorganization, we recorded $15.0 million in restructuring costs in 2005, primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space, and the write-off of fixed assets. The expense reductions primarily were related to our domestic and international service solution teams. In 2006, we evaluated the sublease assumptions and recorded additional charges of $1.5 million related to increased loss on facilities due to lower than expected sublease income.
     In the fourth quarter of 2006, we announced additional changes to our organization to reduce operating costs as we continued to align us more closely with our customers. This reorganization resulted in the reduction of personnel of approximately 9% in the United States and Europe, as well as the consolidation of some facilities. In connection with this reorganization, we recorded $12.1 million in restructuring costs in 2006, primarily comprised of charges associated with headcount reductions and the consolidation of excess office space. The headcount reductions were primarily in our product development and professional services groups for the Enterprise segment in North America. In 2006, we also reduced accrued expenses and recognized a benefit in merger related expense of $2.0 million in connection with a dispute over professional services during 2000. We reduced the accrual taking into consideration the applicable statue of limitations.
     For all restructuring plans, we expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $9.2 million, of which we anticipate paying approximately $3.0 million within the next twelve months. Adjustments to the restructuring accrual may be recorded in the future due to changes in estimates of lease termination reserves arising from changing real estate market conditions. For additional information about the restructuring activities, including a tabular presentation of our restructuring charges, see Note 10 to our consolidated financial statements.
Discontinued Operations
     In August 2006, we completed the sale of our Risk and Compliance segment (“FRS”) which provided regulatory reporting, financial intelligence and analytic solutions to financial institutions worldwide. In December 2005, we sold our Edify business, which delivered voice and speech recognition solutions to a range of industries. For further information related to discontinued operations, see Note 3 to our consolidated financial statements.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions.
     Critical accounting policies are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See further discussion of all the accounting policies in Note 2 to the consolidated financial statements. Our critical accounting policies include those related to:
•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	determination of technological feasibility and capitalization of software development costs;

•	determination of the fair value of employee stock options and stock appreciation rights awards;

•	recognition of costs in connection with restructuring plans;

•	reserve for contingencies; and

•	income taxes.
     Revenue recognition. Revenue is a key component of our results of operations and is a key metric used by management, securities analysts and investors to evaluate our performance. Our revenue arrangements generally include multiple elements such as license fees for software products, installation services, customization services, training, post-contract customer support, hosting and data center services and, in some cases, hardware or other third party products and services.
     Software license revenue. We recognize software license sales in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2 With Respect to Certain Transactions,” as well as applicable Technical Practice Aids issued by the American Institute of Certified Public Accountants. For software license sales for which any professional services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the delivered element and exists for all undelivered elements, we use the residual method under SOP No. 98-9.
     When the professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, which is generally measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract.
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
    Professional services revenue. Revenues derived from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Professional services revenues that are provided on a fixed fee basis, revenues are recognized pursuant to SAB 104 “Revenue Recognition” on a proportional performance method which is generally based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.
     Data center revenue. We consider the applicability of Emerging Issues Task Force Issue No. 00-03, “Application of

AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to our data center arrangements on a contract-by-contract basis. If it is determined that a software element covered by SOP No. 97-2 is present in a hosting arrangement, the license, professional services and data center revenue is recognized pursuant to SOP No. 97-2. If it is determined that a software element covered by SOP No. 97-2 is not present in a hosting arrangement, we recognize data center revenue in accordance with Staff Accounting Bulletin No. 104 and Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”
     Our contractual arrangements are evaluated on a contract-by-contract basis and often require our judgment and estimates that affect the classification and timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:
•	whether the fees associated with our products and services are fixed or determinable;

•	whether or not collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software product;

•	whether we have the ability to make reasonably dependable estimates in the application of the percentage of completion and proportional performance methods; and

•	whether we have vendor specific objective evidence of fair value for our products and services.

Additionally, we may be required to make the following estimates:

•	percentage of labor hours incurred to date to the estimated total labor hours for each contract;

•	provisions for estimated losses on uncompleted contracts; and

•	the need for an allowance for doubtful accounts or billing adjustments.
     If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different. For instance, many of our software license revenue arrangements in our Enterprise segment are accounted for using the percentage of completion method since the services are considered essential to the functionality of the software. If it was determined that those services were not essential to the functionality of the software, we may have recognized the license revenue upon delivery of the license, provided other required criteria were satisfied. Further, if we determined that we cannot make reasonably dependable estimates in the application of the percentage of completion method, we would defer all revenue and recognize it upon completion of the contract.
     See a full discussion of our revenue recognition policies in Note 2 to the consolidated financial statements.
     Estimation of allowance for doubtful accounts and billing adjustments. We are required to report accounts receivable at the amount we expect to collect from our customers. As a result, we are required to use our judgment to estimate the likelihood that certain receivables may not be collected or that we might offer future discounts or concessions for previously billed amounts. Accordingly, we have established a discount allowance for estimated billing adjustments and a bad debt allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for bad debts as a component of selling expense. We review specific accounts for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs, and historical discounts, concessions and bad debts, customer concentrations, customer credit-worthiness and current economic trends. Accordingly, our judgments and estimates about the collectibility of our accounts receivable affect revenue, selling expense and the carrying value of our accounts receivable.
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
     SFAS No. 142, “Goodwill and Other Intangible Assets” requires us to perform an annual test of goodwill value to determine whether or not it has been impaired. Based on the results of our annual tests, the fair value of our reporting units exceeds their carrying value. While we no longer record amortization expense for goodwill and other indefinite lived intangible assets, future events and changes in circumstances may require us to record a significant impairment charge in any given period.
     Determination of technological feasibility and capitalization of software development costs. We are required to assess when technological feasibility occurs for products that we develop. Based on our judgment, we have determined that technological feasibility for our products generally occurs when we complete beta testing. Due to the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying consolidated financial statements. If we determined that technological feasibility had occurred at an earlier point in the development cycle and that subsequent production costs incurred before general availability of the product were significant, we would have capitalized those costs and recognized them over future periods. We continue to monitor changes in the software development cycle and may be required to capitalize certain software development costs in the future.
     Determination of the fair value of equity based compensation. We are required to determine the fair value of stock options, stock appreciation rights, and restricted stock when they are granted to our employees for the purpose of calculating and recognizing the related compensation expense. Prior to January 1, 2006, the pro-forma expense was presented in a footnote. Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, the compensation expense recognized during the years ended December 31, 2007 and 2006 includes compensation expense for share based compensation granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for share-based compensation granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In determining the fair value, management makes certain estimates related primarily to the expected life of the option, stock appreciation right, or restricted stock and the volatility of our stock. These assumptions affect the estimated fair value of the equity grant. As such, these estimates will affect the compensation expense we record in future periods. Additionally, we are required to estimate forfeitures at the time of grant and adjust them over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. These estimates affect the timing of the compensation expense we record.
     Recognition of costs in connection with restructuring plans. In 2005 and 2006 years, we recorded charges in connection with various restructuring activities. See further discussion of the terms of these charges in Note 10 to the consolidated financial statements. Following the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we establish a liability for the estimated fair value of exit costs at the date we incur a liability under an approved restructuring plan. At that time, and thereafter until the plan activities are complete, the actual costs or timing of payments associated with the plan may differ from our estimates. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the exit costs. If we believe that our previous estimates of exit costs or timing of payments are no longer accurate in light of current conditions, we adjust the liability with a corresponding increase or decrease to current period earnings. Any adjustments to estimates of our exit costs under restructuring plans are reflected on the same line item in the statement of operations as the initial charge to establish the restructuring liability. Additionally, in periods subsequent to the initial measurement, we increase the carrying amount of the liability by the amount of accretion recorded as an expense due to the passage of time.
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

     Reserve for contingencies. When a loss contingency exists, we are required to evaluate the likelihood that a future event or events will confirm the loss. SFAS No. 5 “Accounting for Contingencies” states that a company must accrue for a loss contingency by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and that the amount of loss can be reasonably estimated. Our reserve for contingencies at year end reflects liabilities including but not limited to loss contract reserves for certain customers.
     Income taxes. We have recorded a valuation allowance on most of our deferred tax assets. In order to release the valuation allowance we must show a history of sustained profitability. At such time, we will make a determination to reverse all or a portion of the valuation allowance related to domestic net operating loss carryforwards based on estimates regarding our future earnings and the recoverability of the domestic net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed. If we continue to sustain profitability in 2008, we will evaluate the possibility of releasing a portion of the valuation allowance in the near future. In the event the valuation allowance is released, the portion of the allowance associated with loss carryforwards generated by stock options will be credited to additional paid-in-capital and will not be reported as a benefit on the statement of operations.
Recent Accounting Pronouncements
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The disclosure requirements and effect of adoption of this interpretation are presented in Note 14 to the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 except as follows: (a) defer the effective date in Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of Statement 157. We do not believe the implementation of this Statement will be material to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159. We do not believe the implementation of this Statement will be material to our financial position and results of operations.

     In November 2007 the FASB ratified the consensus reached by the Emerging Issues Task force on Issue No. 07-1, Accounting for Collaborative arrangements (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-1 addresses entities entering into arrangements to participate in joint operating activity to, for example, jointly develop and commercialize software. EITF 07-01 addresses how a company should report costs incurred and revenue generated from transactions with third parties should be reported by the participants of a collaborative arrangement, how an entity should characterize payments made between participants, and what participants should disclose in the notes to the financial statements. At this time we have not entered into this type of arrangement. However, we may in the future and would then evaluate the impact of EITF 07-01 on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. This standard replaces the existing guidance in SFAS No. 141 and is effective for business combinations completed in the first annual reporting period beginning after December 15, 2008. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS No. 141R retains the existing fundamental concepts of accounting for the income tax consequences of business combinations. However, SFAS No. 141R changed some aspects of the accounting for income taxes in a business combination. Currently, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as part of the business combination (a reduction of goodwill with a corresponding increase in tax expense). Under SFAS No. 141R, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as a reduction of the acquirer’s income tax provision in the period of the business combination. We do not believe the implementation of this Statement will be material to our financial position and results of operations.

     Results of Operations
     The following table sets forth our statement of operations data for the three years ended December 31, 2007, 2006 and 2005 and the percentage of total revenues of each line item for the periods presented (dollars in thousands):

	2007		2006		2005
Revenues:
Software licenses	$30,709	15%	$29,788	15%	$27,336	15%
Support and maintenance	45,591	22%	44,094	23%	44,289	25%
Professional services	79,754	39%	70,297	37%	65,345	37%
Data center	47,796	23%	46,856	24%	40,000	22%
Other	1,075	1%	1,275	1%	2,170	1%

Total revenues	204,925	100%	192,310	100%	179,140	100%

Direct costs:
Software licenses	3,796	2%	4,588	2%	4,915	3%
Professional services, support and maintenance	67,808	33%	65,231	34%	63,592	35%
Data center	24,988	12%	22,354	12%	19,227	11%
Other	375	—	1,103	1%	1,998	1%

Total direct costs (1)(2)	96,967	47%	93,276	49%	89,732	50%

Operating expenses:
Selling and marketing	31,304	15%	27,658	14%	28,141	15%
Product development	23,738	12%	38,937	20%	40,395	23%
General and administrative	26,259	13%	26,694	14%	25,998	15%
Merger related and restructuring costs	—	—	12,485	6%	15,030	8%
Depreciation	7,023	3%	7,840	4%	8,862	5%
Amortization of other intangible assets	1,175	1%	1,310	1%	1,311	1%

Total operating expenses (2)	89,499	44%	114,924	59%	119,737	67%

Operating income (loss)	18,459	9%	(15,890)	-8%	(30,329)	-17%
Interest, investment and other income, net	2,500	1%	4,929	3%	2,063	1%

Income (loss) from continuing operations before income taxes	20,959	10%	(10,961)	-5%	(28,266)	-16%
Income tax expense	(1,464)	-1%	(1,278)	-1%	(116)	—

Income (loss) from continuing operations	19,495	9%	(12,239)	-6%	(28,382)	-16%
Discontinued operations:
Income from discontinued operations, net of tax (2)	—	—	30,141	15%	27,325	15%

Net (loss) income	$19,495	9%	$17,902	9%	$(1,057)	-1%

(1)	Cost of software license, professional services, support and maintenance and cost of data center excludes charges for depreciation but Costs of software license includes amortization of purchased technology.

(2)	Includes stock-based compensation expenses of $8.5 million, $5.7 million, and $0.6 million in 2007, 2006, and 2005, respectively. For further discussion, please refer to Notes 2 and 15 of the consolidated financial statements.

Comparison of 2007 to 2006 Results
     Revenues. The following table sets forth segment revenue data (in thousands) for the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenues:
Software license	$6,405	$24,304	$30,709	$9,408	$20,380	$29,788
Support and maintenance	16,071	29,520	45,591	14,333	29,761	44,094
Professional services	63,740	16,014	79,754	54,865	15,432	70,297
Data center	25,478	22,318	47,796	21,131	25,725	46,856
Other revenue	557	518	1,075	517	758	1,275

Total revenue	$112,251	$92,674	$204,925	$100,254	$92,056	$192,310

     Total revenues increased by $12.6 million, or 7%, in 2007 compared to 2006. The increase was primarily in the Enterprise segment’s professional services and data center revenues. We derived approximately 21% and 25% of our total revenues from State Farm in 2007 and 2006, respectively. We expect our State Farm revenue in 2008 to be between $38.0 and $41.0 million.
     Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenues for our support and maintenance, data center, and licenses will be impacted by this shift in the timing of revenue recognition. Our total Software license revenues include subscription revenue of $9.1 million and $3.8 million for the years ended December 31, 2007 and 2006, respectively. This reflects growing acceptance of the Postilion segment’s community financial products on a subscription basis. The Enterprise segment currently sells licenses on a perpetual basis, but sold subscription licenses in the past.
     Since the sales cycle for large financial institutions and retailers can last from six to eighteen months, software license and professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services and Software license revenue can increase or decrease based on progress towards completion of projects including project delays. Software license revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method, typically measured by the percentage of labor hours incurred to date to estimated labor hours for each contract. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
     Our Enterprise segment revenues increased $12.0 million, or 12%, in 2007 compared with the same period in 2006. Software license revenues for our Enterprise segment were $6.4 million in 2007, which is a decrease of $3.0 million from the same period in 2006. This decrease is due primarily to the recognition of a large perpetual license sale in the third quarter of 2006 for our corporate banking product. Additionally, we recorded a $0.6 million reserve in the second quarter of 2007 relating to amounts owed by an international customer. Support and maintenance revenues for our Enterprise segment were $16.1 million in 2007, which is an increase of $1.7 million from the same period in 2006 due primarily to increased licensing activity from the corporate banking product and growth in our international business. Professional services revenues for our Enterprise segment were $63.7 million in 2007, an increase of $8.9 million from the same period in 2006 due to growth in the number of customer projects, especially with our Enterprise corporate banking and international customers and projects with our former Risk and Compliance business (increased by $1.8 million from prior year), partially offset by a decline in projects with our largest customer. The increase in Enterprise’s Professional services revenue includes work related to gathering and documenting business requirements for a large international bank for multiple Enterprise applications. We have not entered into a license agreement with the bank and there can be no assurance that we will in the future. If we do enter into a license agreement with the bank for multiple Enterprise applications, the amount and timing of Enterprise’s Software license, Support and maintenance, and Professional services revenue could be materially impacted. Professional services projects in 2006 were impacted by the delay in the release of our Enterprise products. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $25.5 million in 2007, an increase of $4.3 million from the same period in 2006, due to the increased volume of transactions for existing customers and the addition of two new customers. Other revenues consist primarily of sales of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 39% and 48% of our Enterprise segment’s revenues from our largest customer in December 31, 2007 and 2006, respectively.
     Revenues for our Postilion segment were $92.7 million in 2007, an increase of $0.6 million from the same period in 2006. Software license revenues for our Postilion segment were $24.3 million in 2007, an increase of $3.9 million from the same period in 2006, and due primarily to the conversion of community financial customers in North America from annual maintenance revenue and support agreements to long-term subscription agreements, which in some cases include hosting services. Additionally, our payments business had an increase in perpetual license sales to international customers, partially offset by a decrease of additional license sales in our full service banking business. Support and maintenance revenues for the Postilion segment were $29.5 million in 2007, relatively unchanged from the same period in 2006. The support and maintenance revenues reflect growth in the full service banking and payments business offset by a decrease due to business from community financial customers converting to subscription agreements. Professional services revenues for the Postilion segment were $16.0 million in 2007, an increase of $0.6 million from the same period in 2006. The increase in professional services revenues primarily resulted from several domestic and international projects in our payment business. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Postilion segment were $22.3 million in 2007, a decrease of $3.4 million from the same period in 2006 due in part to customer attrition in our community financial business and the conversion of some hosted customers to subscription agreements. Other revenues consist primarily of sales of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions.
     Stock-based compensation costs. Operating expenses and income from discontinued operations below include stock-based compensation as provided in this table (in thousands):

	For the year ended December 31,
	2007	2006
Operating expenses:
Professional services, support and maintenance	$514	$481
Data center	70	76
Selling and marketing	3,984	1,575
Product development	1,669	978
General and administrative	2,285	1,874
Merger related and restructuring costs	—	525
Discontinued operations	—	154

Total stock-based compensation expense	$8,522	$5,663

     Direct costs. Direct costs increased $3.7 million in 2007 compared to the same period in 2006. As a percentage of revenues, direct costs were 47% and 49% for the years ended 2007 and 2006, respectively. Direct costs exclude charges for depreciation of property and equipment.
     Costs of software licenses for our products sold include the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our products that include third party products. Purchased technology amortization was $2.9 million and $3.6 million in 2007 and 2006, respectively. As the majority of costs of software license is the amortization of purchased technology, software license costs are generally flat but the license margin can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the costs of software license were 12% and 15% of software license revenues in 2007 and 2006, respectively.

     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs and exclude charges for depreciation of property and equipment. Direct costs associated with professional services, support and maintenance increased $2.6 million for the year ended December 31, 2007 compared to the same period in 2006. Both the Enterprise and Postilion segments increased staff in support and services during 2007 to accommodate the growth in professional service projects. Additionally, the Postilion full service banking costs increased as we converted a significant portion of the development staff to support and service functions as part of the reorganization at the end of 2006. The cost increases were partially offset by changes in our contract loss reserves related to Enterprise’s implementation and customization services. In 2005, we entered into a license agreement with a customer for several of our Enterprise products (“Enterprise Agreement”) in which we later determined that the cost to provide the implementation and customization services under the Enterprise Agreement would exceed the associated revenues. Therefore, we recorded a $1.5 million contract loss reserve related to the Enterprise Agreement in late 2005. During the third quarter of 2007, the Enterprise Agreement was renegotiated and subsequently replaced with a new license agreement for our Postilion voice, and retail and business Internet banking products and we reduced our contract loss reserve by $1.3 million. Separately, during 2006, we recorded a contract loss reserve for an international Enterprise customer as we determined that the cost to provide the implementation and customization services would exceed the associated revenues. As a percentage of revenue, costs of professional services, support and maintenance were 54% and 57% of support and maintenance and professional services revenues in 2007 and 2006, respectively.
     Costs of data center consist primarily of personnel costs, facility costs and related infrastructure costs to support our data center business and excludes charges for depreciation of property and equipment. Data center costs increased $2.6 million in 2007 from the same period in 2006, due primarily to higher costs in our Enterprise segment from an increase in the number of transactions processed which is reflected in the growth in Enterprise’s data center revenues. However, Enterprise’s data center costs as a percentage of revenues for Enterprise have remained relatively unchanged. The Postilion segment’s conversion of customers to subscription agreements impacted data center and software license cost as a percentage of revenue. As a percentage of data center revenues, costs of data center were 52% and 48% in 2007 and 2006, respectively.
     Selling and marketing expenses. Total selling and marketing expenses increased by $3.6 million in 2007 from the same period in 2006. The increase was mainly due to increased stock based compensation expense in both the Enterprise and Postilion segments and increased commission expense from higher revenues. Additionally, during 2007, we increased selling and marketing staff to support our sales growth and marketing programs. As a percentage of revenues, selling and marketing expenses were 15% and 14% in 2007 and 2006, respectively, excluding depreciation expense for property and equipment.
     Product development expenses. Total product development expenses decreased by $15.2 million, or 39%, in 2007 from the same period in 2006. This decrease is mainly attributable to the Enterprise segment’s reduction in personnel and related expenses following the restructuring activities in the fourth quarter of 2006. Additionally, the Postilion full service banking costs decreased after the fourth quarter of 2006 as we converted a significant portion of the development staff to support and service functions as part of the reorganization. This staff costs is now reflected in the costs of professional services, support, and maintenance. Postilion’s payment and community financial business product development costs increased from continued development of a new integrated platform combining the ATM/payments product and our community financial voice and retail and business Internet banking products. As a percentage of revenues, product development expenses were 12% and 20% in 2007 and 2006, respectively.
     Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     General and administrative expenses. General and administrative expenses decreased by $0.4 million in 2007 from the same period in 2006. The decrease is due to legal and consulting fees incurred in 2006 as part of our exploration of strategic alternatives partially offset by higher costs for stock based compensation expense and other professional fees in 2007. As a percentage of revenues, general and administrative expenses were 13% and 14% in 2007 and 2006, respectively.
      Merger related and restructuring costs. In the fourth quarter of 2006, we abandoned leased office space in two locations, disposed of related fixed assets with a book value of $0.8 million and reduced headcount by approximately 9%. In connection with this restructuring plan, we recorded a restructuring charge in the amount of $12.1 million. Additionally, during the twelve months ended December 31, 2006, we recorded restructuring costs of $2.4 million related to previous restructuring plans, of which $2.1 million relates to changes to our estimates for sublease income for vacant office space and $0.3 million of employee termination benefits for employees who were placed on transition plans in 2005. In 2006, we reduced accrued expenses and recognized a benefit in merger related expense of $2.0 million in connection with a dispute over professional services during 2000. There were no merger related or restructuring costs in 2007.
     Depreciation. Depreciation decreased by $0.8 million in 2007 from the same period in 2006, primarily due to a reduction in capital expenditure spending in late 2006 and the first half of 2007.
     Amortization of other intangible assets. Amortization of other intangible assets was relatively unchanged at $1.2 million in 2007 compared to the same period in 2006.
     Interest and other income, net. Interest and other income, net, was $2.5 million and $4.9 million in 2007 and 2006, respectively. As a result of repurchasing approximately $107 million of our stock in 2006 and 2007, our interest income has decreased along with our cash and investment balances.
     Income tax expense. We recorded income tax expense of $1.5 million and $1.3 million for 2007 and 2006, respectively. In 2007 and 2006, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). Some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset future income.
     We have recorded a valuation allowance on most of our deferred tax assets. In order to release the valuation allowance we must show a history of sustained profitability. At such time, we will make a determination to reverse all or a portion of the valuation allowance related to net operating loss carryforwards based on estimates regarding our future earnings and the recoverability of the net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed. If we continue to sustain profitability during 2008, we may release all or a portion of the valuation allowance as early as the later half of 2008.
     We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during 2007 and 2006. If we continue to sustain profitability during 2008, we do not believe this will have a material impact in 2008.
     Although we have fully reserved net deferred tax assets of approximately $155.9 million as of December 31, 2007 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
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

     Income from discontinued operations. In 2007 there was no income from discontinued operations. For 2006, we recorded income from discontinued operations of $30.1 million, mainly related to the sale of our Risk and Compliance business.

Comparison of 2006 to 2005 Results
     Revenues. The following table sets forth segment revenue data (in thousands) for the years ended December 31, 2006 and 2005.

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenues:
Software license	$9,408	$20,380	$29,788	$7,798	$19,538	$27,336
Support and maintenance	14,333	29,761	44,094	16,663	27,626	44,289
Professional services	54,865	15,432	70,297	49,520	15,825	65,345
Data center	21,131	25,725	46,856	16,538	23,462	40,000
Other revenue	517	758	1,275	1,594	576	2,170

Total revenue	$100,254	$92,056	$192,310	$92,113	$87,027	$179,140

     Total revenues increased $13.2 million, or 7%, to $192.3 million in 2006 from $179.1 million in 2005. Both the Enterprise and Postilion segments experienced increases in revenue, due primarily to professional services and data center growth. Enterprise revenues increased $8.2 million, or 9%, to $100.3 million in 2006 from $92.1 million in 2005. Postilion revenues increased $5.1 million, or 6%, to $92.1 million from $87.0 million in 2006.
     Since the sales cycle for large financial institutions and retailers can last from six to eighteen months, software license and professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services and Software license revenue can increase or decrease based on progress towards completion of projects including project delays. Software license revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method, typically measured by the percentage of labor hours incurred to date to estimated labor hours for each contract. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
     In 2005 and 2006, we licensed our Enterprise suite of products and our Postilion suite of products as well as certain other applications primarily on a subscription basis. Subscription license revenue is recognized evenly over the term of the contract which is typically between 12 and 60 months, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period. Subscription, or term, licenses combine the right to use the licensed software and the right to receive support and maintenance and unspecified enhancements into one periodic fee and typically do not transfer the rights to the software to the customer at the end of the initial term. Beginning in the fourth quarter of 2006, all Enterprise products will primarily be offered on a perpetual license basis. In addition, we expect to continue to provide perpetual licenses through sales of our legacy products, including add-on sales to customers with existing perpetual licenses, as well as through our reseller channels. With the move to perpetual licenses for all of our Enterprise products going forward, license revenues may fluctuate depending on the amount, timing and nature of customer licensing activity in the future. In some instances, we saw that our announcement in 2006 regarding the exploration of strategic alternatives discouraged some customers from entering into long-term contracts with us.

     Revenues for our Enterprise segment were $100.3 million for 2006 compared with $92.1 million in 2005. The increase in revenues from our Enterprise segment during 2006 is primarily due to growth in our professional services and data center revenues. Segment license revenue increased $1.6 million and includes a $2.8 million perpetual license sale to one domestic customer for our corporate banking product where services provided by us were not considered essential to the functionality of the software. Support and maintenance revenues for our Enterprise segment declined in 2006 by $2.3 million to $14.3 million, of which $1.2 million is attributable to the decline in support activity related to our former Edify business which we sold in December 2005. In 2005, sales to new customers licensing Enterprise 3.5 were sold primarily on a subscription basis, whereby revenue is recorded in software license, including fees relating to support and maintenance, which also contributed to the decline. The remainder of the decline was due primarily to product delays and customer attrition. Services revenue increased $5.3 million or 11% to $54.9 million in 2006 primarily related to implementation projects after the release of Enterprise 3.5. Services revenue in any one quarter can be impacted by large customer projects and therefore, can increase or decrease based on the projects in process or completed. Data center revenues were $21.1 million in 2006, an increase of $4.6 million, or 28%, over 2005. A significant portion of the increase is due to one large international customer that went live in our global data center in late 2005 and one in early 2006. Increases in user counts among existing customers contributed to the data center revenue growth as well. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the mix of products and services sold in connection with particular transactions. There is minimal gross margin associated with other revenue.
          Revenues for our Postilion segment were $92.1 million in 2006, compared with $87.0 million in 2005. Postilion software licenses increased $0.8 million in 2006 due to growth of subscription licenses in our community financial business. Support and maintenance revenues increased in 2006 by $2.1 million, or 8%, over 2005 led mainly by increases in full service banking products. Services revenue decreased $0.4 million to $15.4 million in 2006 as services in our full service banking business decreased due to the completion of a large customer project, offset by increased services for our payments business. Data center revenue was $25.7 million in 2006, an increase of $2.3 million over 2005, due primarily to increases in the number of hosted customers and user counts as well as an increase in bill pay users. Other revenues are primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the mix of products and services sold in connection with particular transactions. There is minimal gross margin associated with other revenue.
          Stock-based compensation costs. Operating expenses and income from discontinued operations below include stock-based compensation as provided in this table (in thousands):

	For the year ended December 31,
	2006	2005
Operating expenses:
Professional services, support and maintenance	$481	$—
Data center	76	—
Selling and marketing	1,575	—
Product development	978	—
General and administrative	1,874	—
Merger related and restructuring costs	525	570
Discontinued operations	154	—

Total stock-based compensation expense	$5,663	$570

          Direct costs. Direct costs increased by $3.5 million for the year ended December 31, 2006 compared to the same period in 2005. As a percentage of revenues, direct costs were 49% and 50% in 2006 and 2005, respectively. Direct costs exclude charges for depreciation of property and equipment.
          Cost of software licenses includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of third party software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our products that include third party products. The cost of software licenses will vary with the mix of products sold. Overall, software license costs were 15% and 18% of software license revenue in 2006 and 2005, respectively. The cost of license decreased in 2006 primarily in the Enterprise segment due to license costs associated with selling Edify products to Enterprise customers while Edify was still part of S1 (Edify was sold in December 2005). Purchased technology amortization was $3.6 million and $3.7 million for 2006 and 2005, respectively.
          Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs. Direct costs associated with professional services, support and maintenance were $65.2 million in 2006, an increase of $1.6 million over 2005. In 2005, we recorded a loss of $1.7 million in the Enterprise segment related to estimated future costs to complete service projects where our expected costs would exceed the contractual revenues. Postilion segment costs increased in 2006 as the segment aligned itself to focus on customer retention and converting existing customers to subscription revenues. Costs of professional services, support and maintenance included stock based compensation expense of $0.5 million in 2006. As a percentage of revenue, costs of professional services, support and maintenance were 57% and 58% of revenues in 2006 and 2005.
          Costs of data center consist primarily of personnel costs, facility costs and related infrastructure costs to support our data center business as well as third party bill payment fees. A portion of the data center direct costs are fixed. As such, the incremental costs to add customers and/or users are minimal. Direct data center costs increased $3.2 million to $22.4 million in 2006 from $19.2 million in 2005, due primarily to costs to move our disaster recovery functions in-house during 2006, security initiatives and costs to build out environments for new Enterprise customers. Additionally, we had stock based compensation expense of $0.1 million in 2006. Bill pay usage increased for our Postilion segment in 2006 in which cost margins are lower than our internal cost margins. Data center costs as a percentage of revenues were 48% in both 2006 and 2005.
          Costs of other revenues consist primarily of hardware and software resold to our customers. The costs were down $0.9 million to $1.1 million in 2006 as the Enterprise segment reduced the amount of hardware resold.
          Selling and marketing expenses. Total selling and marketing expenses decreased $0.5 million to $27.7 million in 2006 from $28.2 million in 2005. Selling and marketing expenses for the Enterprise segment were down $2.1 million, primarily attributable to the reduction in personnel as a result of a reorganization in October 2005. Selling and marketing expenses for the Postilion segment increased $1.6 million as compared with 2005, due to increased commission expense paid related to the incentives offered to salespeople to convert customers from perpetual licenses to long-term subscription licenses in the community financial business in 2006. Selling and marketing expenses included stock based compensation expense of $1.6 million in 2006.
          Product development expenses. Total product development expenses decreased by $1.5 million to $38.9 million in 2006 from $40.4 million in 2005. Product development expenses for the Enterprise segment were down $3.3 million due to headcount reductions in late 2005. Product development expenses for the Postilion segment increased $1.9 million as we developed a new integrated platform combining the ATM/payments product and our community financial Internet and voice banking products. Product development expenses included stock based compensation expense of $1.0 million in 2006. As a percentage of revenues, product development expenses were 20% and 23% during 2006 and 2005, respectively.
          Historically we have not capitalized software development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
          General and administrative expenses. General and administrative expenses increased $0.7 million to $26.7 million in 2006 from $26.0 million in 2005. This increase was primarily related to $1.9 million of costs related to the exploration of strategic alternatives and stock based compensation expense of $1.9 million in 2006, partially offset by a reduction in personnel related expenses as a result of the October 2005 reorganization. As a percentage of revenues, general and administrative expenses were 14% and 15% in 2006 and 2005, respectively.
          Merger related and restructuring costs. In the fourth quarter of 2006, we abandoned leased office space in two locations, disposed of related fixed assets with a book value of $0.8 million and reduced headcount by approximately 9%. In connection with the restructuring plan, we recorded a restructuring charge in the amount of $12.1 million in the fourth quarter of 2006. Additionally, during the twelve months ended December 31, 2006, we recorded restructuring costs of $2.4 million related to previous restructuring plans, of which $2.1 million relates to changes to our estimates for sublease income for vacant office space and $0.3 million of employee termination benefits for employees who were placed on transition plans in 2005. In 2006, we reduced accrued expenses and recognized a benefit in merger related expense of $2.0 million in connection with a dispute over professional services during 2000. We reduced the accrual taking into consideration the applicable statue of limitations.
          In October 2005, we recorded $15.0 million in restructuring costs primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets.

          Depreciation. Depreciation was $7.8 million and $8.9 million for 2006 and 2005, respectively.
          Amortization of other intangible assets. Amortization of other intangible assets was $1.3 million in 2006 and 2005, the majority of which relates to a customer relationship asset that is part of the Postilion segment.
          Interest and other income, net. Interest and other income were $4.9 million and $2.1 million for 2006 and 2005, respectively. Interest income increased primarily due to higher average cash balances and short-term investments as well as higher interest rates.
          Income tax expense. We recorded income tax expense of $1.3 million and $0.1 million for 2006 and 2005, respectively. In 2005 and 2006, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). In 2006, some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset future income.
          Income from discontinued operations. We recorded income from discontinued operations of $30.1 million during 2006 and $25.7 million for 2005. Income from discontinued operations consisted of (in thousands):

	Year Ended December 31,
	2006(1)	2005
Pretax (loss) income from discontinued operations
Davidge	$—	$(31)
Edify	—	1,658
Risk and Compliance	(1,947)	2,366
Gain on disposal of Edify	457	24,985
Gain on disposal of Risk and Compliance	31,597	—
Income tax benefit (expense)	34	(1,653)

Income from discontinued operations	$30,141	$27,325

(1)	For Risk and Compliance, includes approximately seven and a half months ended August 2006 prior to sale.

Liquidity and Capital Resources
          The following tables show information about our cash flows during the years ended December 31, 2007, 2006 and 2005 and selected balance sheet data as of December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$41,046	$6,680	$(4,503)
Change in operating assets and liabilities	(8,738)	(3,220)	4,722

Net cash provided by operating activities	32,308	3,460	219
Net cash (used in) provided by investing activities	(13,741)	31,626	46,597
Net cash used in financing activities	(44,068)	(50,671)	(4,332)
Effect of exchange rates on cash and cash equivalents	900	89	(599)

Net (decrease) increase in cash and cash equivalents	$(24,601)	$(15,496)	$41,885

	As of December 31
	2007	2006
Cash and cash equivalents	$45,011	$69,612
Short term investments	23,855	21,392
Working capital (1)	64,318	83,227
Total assets	281,844	307,805
Total stockholders’ equity	209,905	224,229

(1)	Working capital includes deferred revenues of $26.3 million and $29.3 million as of December 31, 2007 and 2006, respectively.
          Operating activities. During the year ended December 31, 2007, cash provided by operations was $32.3 million, compared to $3.5 million in 2006. The change in net cash flows from operating activities before changes in operating assets and liabilities was an increase of $34.4 million reflecting improvement in cash provided from continuing operations, as we have improved operating income due to savings from the reduction in workforce in late 2006 and growth in higher margin revenue customers. The change in operating assets and liabilities primarily reflects the improvement in days sales outstanding for collection of accounts receivable, offset by payments made from the restructuring reserve, the reduction of loss accruals and extinguishing of merger related expenses. We expect our net income will continue to exceed our working capital requirements and purchases of property, equipment, and technology in 2008. Additionally, we do not expect significant changes to our non-cash expenses in 2008 relating to depreciation and amortization.
     Cash provided by operations for the year ended December 31, 2007 included the effects of:
•	our net income of $19.5 million;

•	depreciation and amortization of $11.1 million;

•	stock based compensation expense of $8.5 million;

•	decrease in accounts receivable due to the improvement of days sales outstanding to 67 days from 95 days;

•	decrease in liabilities of $14.4 million for payments from the restructuring reserve of $10.3 million, reduction of contract loss reserves of $2.1 million primarily for two customers and the extinguishment of merger related costs of $1.1 million; and

•	decrease in accounts payable of $1.5 million and an increase of prepaid expenses and other assets of $0.8 million.

     Cash provided by operations for the year ended December 31, 2006 included the effects of:
•	our net income of $ 17.9 million;

•	depreciation and amortization of $13.1 million;

•	income from discontinued operations for Edify of $0.6 million and gain on disposal of the Risk and Compliance business of $32.1 million less expenses of $0.5 million related to the sale;

•	provision of doubtful accounts receivable and billing adjustments of $1.3 million;

•	stock based compensation expense of $5.7 million;

•	a $0.9 million loss on disposal of property and equipment:

•	an increase of $9.4 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects;

•	decrease in accrued expenses and other liabilities mainly due to payments related to our restructuring reserve; and

•	$7.9 million increase in deferred revenues resulting from increases of deferred services and support fees.
     Cash provided by operations for the year ended December 31, 2005 included the effects of:
•	our net loss of $1.1 million;

•	gain on the disposal of Edify of $24.9 million;

•	depreciation and amortization of $14.7 million;

•	provision of doubtful accounts receivable and billing adjustments of $5.2 million;

•	a $1.0 million loss on disposal of property and equipment;

•	a decrease of $4.9 million in prepaid expenses and other assets; and

•	changes in other operating assets and liabilities of $0.6 million.
          Investing activities. Cash used in investing activities was $13.7 million for the year ended December 31, 2007 compared to cash provided by investing activities of $31.6 million and $46.6 million for the same period in 2006 and 2005, respectively. We expect our capital purchasing activity in 2008 will not change significantly from our 2007 activity.
     During the year ended 2007, we:
•	made net purchases of $2.5 million from cash and cash equivalents increasing our short-term investments to $23.9 million;

•	paid an escrow deposit of $1.0 million and a security deposit of $0.6 million related to the purchase of our corporate headquarters; and

•	purchased $9.7 million of property, equipment, and technology, comprising of $2.8 million for our corporate headquarters, $2.4 million for a source code license and the remainder for leasehold improvements and hardware expenditures. We financed $3.3 million of hardware expenditures through capital leases.
     During the year ended 2006, we:
•	paid $14.0 million to the shareholders of Mosaic in settlement of an earn-out of which $12.9 million was accrued in 2005;

•	converted $22.8 million, net, from short-term investments to cash and cash equivalents lowering our short-term investments to $21.4 million;

•	received net proceeds from the sale of the Risk and Compliance segment of $32.0 million;

•	received $0.6 million working capital adjustment from the sale of Edify; and

•	acquired $6.3 million of property and equipment and financed $7.0 million of equipment through capital leases.
     During the year ended 2005, we:
•	converted $21.1 million, net, from short-term investments to cash and cash equivalents lowering our short-term investments to $44.2 million;

•	received net proceeds from the sale of the Edify segment of $33.2 million;

•	purchased $6.9 million of property and equipment as we financed $0.5 million of equipment as capital leases; and

•	paid approximately $0.9 million in connection with an acquisition.
          Financing activities. Cash used by financing activities was $44.1 million, $50.7 million and $4.3 million in 2007, 2006 and 2005, respectively. Under our current stock repurchase program established in May 2007, we may, at our discretion, repurchase our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. We expect our proceeds from the exercise of stock options will offset some of our obligations to settle stock appreciation rights awards in cash in future periods.
     During the year ended 2007, we:
•	repurchased $51.0 of our common stock primarily pursuant to an authorized stock repurchase program;

•	received $11.5 million from the exercise of common stock under our employee stock option plans;

•	paid $1.1 million on stock appreciation rights awards; and

•	paid $3.1 million for capital lease obligations and $0.4 million for debt obligations.
     During the year ended 2006, we:
•	repurchased $55.8 million of our common stock;

•	received $5.4 million from the exercise of common stock under our employee stock option plans;

•	received $2.5 million from a sale lease back transaction; and

•	paid $2.3 million for capital lease obligations and $0.5 million for debt obligations.
     During the year ended 2005, we:
•	received $1.1 million from the exercise of common stock under our employee stock option plans;

•	repurchased $3.4 million of our common stock; and

•	paid $1.6 million for capital lease obligations and $0.5 million for debt obligations.
          Investments. At December 31, 2007, our short-term investments included $10.9 million related to a specific mutual fund trust which was previously classified as cash and cash equivalents. In December 2007, we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. In 2008, we have received $3.7 million in cash from the mutual fund trust through February 26, 2008. We expect most of the fund to be paid out over the next twelve months as the underlying investments mature or are liquidated.
          Restricted Cash. At December 31, 2007, we had restricted cash relating to our operating leases of $0.8 million and escrow for building improvements of $1.0 million related to our property financed with a note payable. Additionally, we had $3.7 million held in escrow related to the sale of our Risk and Compliance segment, which was released to us in February 2008.
          Stock Repurchase Program. In November 2006, our Board of Directors approved a tender offer to repurchase our common stock. This tender offer authorized the purchase of up to $55.0 million of our common stock subject to pre-defined purchase guidelines. As of December 31, 2006, we repurchased 10.5 million shares at an approximate cost of $55.8 million. The offer expired on December 14, 2006.
          On March 12, 2007, our Board of Directors approved a tender offer to purchase up to $55 million of our common stock. The tender offer was completed in April 2007. We repurchased and retired a total of 16,155 shares for a cost of $0.6 million.
          On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $30.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under our stock repurchase program. On December 12, 2007, our Board of Directors authorized the repurchase of an additional $10.0 million of our common stock under our stock repurchase program, bringing the total authorization to $60.0 million. There is no expiration date for this program. Stock repurchases for the program since inception in May 2007 were 6.6 million shares for a total cost of $50.3 million which does not include related transaction fees of approximately $0.02 per share.
          Restructuring. The restructuring reserves include future rent payments for vacated facilities, net of anticipated sublease income and severance payments to terminated employees. As of December 31, 2007, we expect to make future cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $9.2 million, of which we anticipate paying approximately $3.0 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.
          Contractual Obligations. In connection with the lease on our former corporate offices, we issued to our landlord standby letters of credit in the aggregate amount of $3.3 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline. At December 31, 2007, there were no drawings outstanding under the letter of credit.
          In August 2007, we completed the purchase of our corporate headquarters for $8.0 million, of which we paid $2.8 million in cash and assumed a note payable of $5.2 million that is due in February, 2011. We lease office space and computer equipment under non-cancelable operating leases that expire at various dates through 2023. As a result of the consolidation of our offices over the past few years, we have entered into non-cancelable sub-lease agreements for our vacated properties. We also lease certain computer equipment under capital lease arrangements.

          Our other liabilities include $2.1 million of tax liabilities recorded pursuant to the provision of FIN 48. We are unable to make a reasonable estimate of the period of cash settlement to the respective taxing authorities. Therefore, those amounts have been excluded from the table of minimum contractual obligations.
          Future minimum payments including interest under long-term debt, operating and capital leases, operating sublease income, and purchase obligations to vendors are as follows (in thousands):

	Less than	1 - 3	3 - 5	Greater than
	1 year	years	years	5 years	Total
Long-term debt	$595	$1,120	$5,071	$—	$6,786
Operating leases	12,419	19,074	7,685	9,111	48,289
Capital leases	3,885	3,641	—	—	7,526
Purchase obligations	5,137	4,704	—	—	9,841

Total	$22,036	$28,539	$12,756	$9,111	$72,442

Operating sublease income	(4,571)	(7,724)	(2,506)	—	(14,801)

Total obligations, net of sublease income	$17,465	$20,815	$10,250	$9,111	$57,641

          Stock Appreciation Rights Awards. At December 31, 2007, we have a cash liability of approximately $2.6 million related to our November 2006 Stock Appreciation Rights awards that have vested and are exercisable at the discretion of the employees holding such awards. Additionally, in the fourth quarter of 2008, the remaining Stock Appreciation Rights awards are scheduled to vest and the estimated cash liability for these awards is $3.6 million based on our valuation using the closing share price as of December 31, 2007.
          Capital Requirements. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months. We expect cash flows from operations will continue to exceed our working capital, debt obligations and capital expenditures going forward. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.
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
          Generally, our expenses are denominated in the same currency as our revenues and the exposure to rate changes is minimal. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations in their local currencies with the exception of our development center in India. However, we may hedge certain customer contracts or development locations that are not considered to be naturally hedged by revenues and costs in the functional currency. There can be no guarantee that foreign currency fluctuations in the future will not be significant or fully hedged.
          Our development center in India is not naturally hedged for foreign currency risk since they satisfy their obligations in their local currency and are funded in U.S. dollars. In order to mitigate foreign currency risk in India, we have funded approximately all their expected costs for 2008 as of December 31, 2007 by exchanging U.S. dollars into Indian Rupees. While this does not hedge our exposure in our statement of operations, this does hedge our cash positions against foreign currency fluctuations between the U.S. dollar and Indian Rupee for 2008.
          We have used derivative financial instruments to manage exposures to fluctuations in foreign currency to mitigate the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions with foreign currency options. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments will be offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. We do not currently hold or issue derivative financial instruments for trading purposes. Our hedging activity is for specific exposures related to certain contracts or locations that have potential risk due to the currency as the costs of services differs from the currency used to bill our customers. The use of financial instruments in hedging activity is not material to our financial position or statement of operations.
          Our long-term debt and capital lease obligations include only fixed rates of interest. Therefore, we do not believe there is any material exposure to market risk changes in interest rates relating to our long-term debt and capital lease obligations.

     Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of S1 Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007.
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
PricewaterhouseCoopers LLP
February 29, 2008

S1 CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(in thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,011	$69,612
Short-term investments	23,855	21,392
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $3,858 and $4,249 at December 31, 2007 and 2006, respectively	39,969	53,371
Prepaid expenses	3,354	4,036
Other current assets	6,389	2,308

Total current assets	118,578	150,719
Property and equipment, net	20,906	12,137
Intangible assets, net	11,240	12,903
Goodwill	125,281	125,300
Other assets	5,839	6,746

Total assets	$281,844	$307,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,300	$3,750
Accrued compensation and benefits	10,649	9,642
Current portion of debt obligation	3,725	3,328
Accrued restructuring	3,043	9,092
Deferred revenues	26,345	29,265

Accrued other expenses	8,198	12,415

Total current liabilities	54,260	67,492

Debt obligation, excluding current portion	8,805	4,119
Accrued restructuring, excluding current portion	6,181	10,386
Other liabilities	2,693	1,579

Total liabilities	$71,939	$83,576

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares Issued and outstanding 749,064 shares at December 31, 2007 and 2006, respectively	10,000	10,000
Common stock, $0.01 par value. Authorized 350,000,000 shares Issued and outstanding 56,748,906 and 61,290,973 shares at December 31, 2007 and 2006, respectively	567	613
Additional paid in capital	1,810,783	1,845,529
Accumulated deficit	(1,609,807)	(1,629,302)
Accumulated other comprehensive loss:
Net loss on derivative financial instruments, net of tax	(97)	(168)
Cumulative foreign currency translation adjustment, net of tax	(1,541)	(2,443)

Total stockholders’ equity	209,905	224,229

Total liabilities and stockholders’ equity	$281,844	$307,805

See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except share and per share data)
Revenues:
Software licenses	$30,709	$29,788	$27,336
Support and maintenance	45,591	44,094	44,289
Professional services	79,754	70,297	65,345
Data center	47,796	46,856	40,000
Other	1,075	1,275	2,170

Total revenues	204,925	192,310	179,140

Operating expenses:
Cost of software licenses (1)	3,796	4,588	4,915
Cost of professional services, support and maintenance (1)	67,808	65,231	63,592
Cost of data center (1)	24,988	22,354	19,227
Cost of other revenue	375	1,103	1,998
Selling and marketing	31,304	27,658	28,141
Product development	23,738	38,937	40,395
General and administrative	26,259	26,694	25,998
Merger related and restructuring costs	—	12,485	15,030
Depreciation	7,023	7,840	8,862
Amortization of other intangible assets	1,175	1,310	1,311

Total operating expenses (2)	186,466	208,200	209,469

Operating income (loss)	18,459	(15,890)	(30,329)
Interest and other income, net	2,500	4,929	2,063

Income (loss) before income tax expense	20,959	(10,961)	(28,266)
Income tax expense	(1,464)	(1,278)	(116)

Income (loss) from continuing operations	19,495	(12,239)	(28,382)
Income from discontinued operations, net of tax (2)	—	30,141	27,325

Net income (loss)	$19,495	$17,902	$(1,057)

Basic earnings (loss) per share
Continuing operations	$0.32	$(0.17)	$(0.40)
Discontinued operations	—	0.42	0.38

Net income (loss) per share	$0.32	$0.25	$(0.02)

Diluted earnings (loss) per share
Continuing operations	$0.32	$(0.17)	$(0.40)
Discontinued operations	—	0.42	0.38

Net income (loss) per share	$0.32	$0.25	$(0.02)

Weighted average common shares outstanding — basic	59,663,833	70,779,502	70,359,200
Weighted average common shares outstanding — fully diluted	60,597,817	n/a	n/a

(1)	Excludes charges for depreciation but Costs of software license includes amortization of purchased technology

(2)	Includes stock-based compensation expenses of $8.5 million, $5.7 million and $0.6 million in 2007, 2006, and 2005, respectively. For further discussion, please refer to Note 2 and 15 of the consolidated financial statements.
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	( in thousands)
Cash flows from operating activities:
Net income (loss)	$19,495	$17,902	$(1,057)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,135	13,061	14,711
Gain on disposal of discontinued operations, net of tax	—	(32,153)	(24,850)
Provision for doubtful accounts receivable and billing adjustments	1,894	1,301	5,152
Stock based compensation expense	8,522	5,663	570
Loss on disposal of property and equipment	—	906	971
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,509	(9,435)	(660)
(Increase) decrease in prepaid expenses and other assets	(828)	710	4,881
Decrease in accounts payable	(1,449)	(1,121)	(362)
Decrease in accrued expenses and other liabilities	(14,370)	(1,298)	(81)
(Decrease) increase in deferred revenues	(3,600)	7,924	944

Net cash provided by operating activities	32,308	3,460	219

Cash flows from investing activities:
Cash paid in connection with acquisition	—	(14,000)	(857)
Proceeds from sale of subsidiaries	—	32,639	33,232
Maturities of short-term investment securities	31,375	56,700	73,500
Purchases of short-term investment securities	(33,838)	(33,922)	(52,422)
Amounts held in escrow related to sale of business	—	(3,500)	—
Amounts held in escrow related to property	(1,593)	—	—
Purchases of property, equipment and technology	(9,685)	(6,291)	(6,856)

Net cash (used in) provided by investing activities	(13,741)	31,626	46,597

Cash flows from financing activities:
Proceeds from exercise of employee stock options	11,500	5,351	1,139
Payments on stock appreciation rights awards	(1,128)	—	—
Payments on capital leases and debt obligations	(3,473)	(2,770)	(2,064)
Repurchase of common stock held in treasury	—	—	(3,407)
Repurchase and retirement of common stock	(50,967)	(55,754)	—
Proceeds from sale-lease back transaction	—	2,502	—

Net cash used in financing activities	(44,068)	(50,671)	(4,332)

Effect of exchange rate changes on cash and cash equivalents	900	89	(599)

Net (decrease) increase in cash and cash equivalents	(24,601)	(15,496)	41,885
Cash and cash equivalents at beginning of period	69,612	85,108	43,223

Cash and cash equivalents at end of period	$45,011	$69,612	$85,108

Noncash investing and financing activities:
Equipment financed through capital leases	$3,323	$7,048	$527
Property financed through notes payable	5,233	—	—
Accrual for additional purchase price consideration for business acquisitions	—	—	12,900
Accrual of working capital adjustment related to sale of subsidiary	—	664	—
Retirement of treasury stock	—	25,000	—
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

									Accumulated
					Additional				Other	Total	Comprehensive
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity	(Loss)
Balance at December 31, 2004	749,064	$10,000	74,152,529	$742	$1,913,913	(3,544,111)	$(21,593)	$(1,646,147)	$(1,919)	$254,996

Net loss	—	—	—	—	—	—	—	(1,057)	—	(1,057)	(1,057)
Change in net unrealized gain on cash flow hedges	—	—	—	—	—	—	—	—	118	118	118
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(575)	(575)	(575)
Realized loss on cash flow hedges	—	—	—	—	—	—	—	—	(14)	(14)	—
Realized cumulative foreign currency translation related to sale of business	—	—	—	—	—	—	—	—	619	619	—
Common stock issued upon the exercise of stock options	—	—	257,570	2	1,134	—	—	—	—	1,136	—
Deferred stock option compensation expense	—	—	—	—	570	—	—	—	—	570	—
Repurchase of common stock, held in treasury	—		—	—	—	(509,775)	(3,407)	—	—	(3,407)	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(1,514)

Balance at December 31, 2005	749,064	$10,000	74,410,099	$744	$1,915,617	(4,053,886)	$(25,000)	$(1,647,204)	$(1,771)	$252,386

Net income	—	—	—	—	—	—	—	17,902		17,902	17,902
Change in net unrealized loss on cash flow hedges	—	—	—	—	—	—	—	—	(314)	(314)	(314)
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(525)	(525)	(525)
Realized gain on cash flow hedges	—	—	—	—	—	—	—	—	42	42	—
Realized cumulative foreign currency translation related to sale of business	—	—	—	—	—	—	—	—	(43)	(43)	—
Common stock issued upon the exercise of stock options	—	—	1,410,949	14	5,337	—	—	—	—	5,351	—
Stock-based compensation expense	—	—	—	—	5,184	—	—	—	—	5,184	—
Repurchase and retirement of common stock	—	—	(10,476,189)	(105)	(55,649)	—	—	—	—	(55,754)	—
Retirement of treasury stock	—	—	(4,053,886)	(40)	(24,960)	4,053,886	25,000	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$17,063

Balance at December 31, 2006	749,064	$10,000	61,290,973	$613	$1,845,529	—	$—	$(1,629,302)	$(2,611)	$224,229

Net income	—	—	—	—	—	—	—	19,495	—	19,495	19,495
Change in net unrealized loss on cash flow hedges	—	—	—	—	—	—	—	—	(7)	(7)	(7)
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	902	902	902
Realized gain on cash flow hedges	—	—	—	—	—	—	—	—	78	78	—
Common stock issued upon the exercise of stock options	—	—	2,086,040	19	11,481	—	—	—	—	11,500	—
Stock-based compensation expense	—	—			4,675	—	—	—	—	4,675	—
Repurchase and retirement of common stock	—	—	(6,628,107)	(65)	(50,902)	—	—	—	—	(50,967)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$20,390

Balance at December 31, 2007	749,064	$10,000	56,748,906	$567	$1,810,783	—	$—	$(1,609,807)	$(1,638)	$209,905

See accompanying notes to consolidated financial statements

S1 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
1. Business Overview
          S1 Corporation (“S1”) is a global provider of software and related services that automate the processing of financial transactions. Our solutions are designed for financial organizations including banks, credit unions, insurance companies, transaction processors, payment card associations, and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents the community financial, full service banking and lending businesses in North America (“FSB”) and global payment processing and management solutions.
2. Summary of Accounting Policies
     Basis of presentation
          The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. We sold our Risk and Compliance segment, which did business as FRS, in 2006, and our Edify segment in 2005. We have accounted for each of these disposals as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” for financial reporting purposes. Accordingly, the Risk and Compliance and Edify operating results are excluded from income from continuing operations and included in income from “discontinued operations”, net of taxes line in the consolidated statements of operations. All significant intercompany transactions are eliminated in the consolidation process. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
     Use of estimates
          The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the Unites States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of revenue, probable losses and expenses. Actual results could differ from those estimates.
     Financial instruments
          We use financial instruments in the normal course of business, including cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued compensation and benefits, other accrued expenses, and debt obligations. The carrying values of accounts receivable, accounts payable, accrued compensation and benefits, and other accrued expenses approximate fair value due to the short-term nature of these assets and liabilities. The carrying value of our debt obligations approximates their fair value given their market rates of interest and maturity schedules.
          Cash and cash equivalents include deposits with commercial banks and highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents also includes certain short term investments that are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, these investments have net asset values (NAV) of $1.00 per unit.
          Short-term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. Short term investments have in prior years included auction rate securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. As of December 31, 2007, our investments do not contain auction rate securities.
          We also have certain investments that are accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Each investment is analyzed to determine whether it represents a pooled investment that has a fair value per share or unit that is determined and published and is the basis for current transactions. The analysis is limited to those professionally managed investments that (1) pool the capital of investors to invest in bonds (debt securities), options, currencies, or money market securities for current income, capital appreciation, or both consistent with the investment objectives of the fund; (2) have a NAV provided to the investor periodically, but no less frequently than at each month end; and, (3) the month-end NAV is the price paid or received by investors purchasing or selling investments at month end. Any unrealized holding gains and losses resulting from these securities are reported as a net amount in a separate component of shareholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in earnings.
          We have an investment policy that, among other things, governs credit quality, diversification, maturity restrictions and prohibited transactions, the primary objective of which is the preservation of principal. Our investment policy guides us to invest in A1/A+ to AAA rated or government backed securities, and prohibits investments in margin trades, short sales, derivatives, and equity instruments. Our policy and practice is to avoid concentrations of investments in any one security issuer.
          Generally, the classification of the investment is made when we purchase the investment. However, if the investment changes and no longer meets the definition of cash and cash equivalents, the investment will be reclassified to short term investments during the quarter the investment changes.
          Investments with a remaining maturity that exceed one year are reported in other assets. At December 31, 2007 and 2006, we had no investments whose remaining maturity exceeded one year.
          At December 31, 2007, we had restricted cash to secure our operating leases of $0.8 million and escrow for building improvements of $1.0 million related to our property financed with a note payable. We also had cash in escrow related to the sale of our former Risk and Compliance segment of $3.7 million. Restricted cash is included in other current assets or other assets depending upon expiration dates.
     Accounts receivable and allowance for doubtful accounts and billing adjustments
          Accounts receivable includes amounts billed to customers and unbilled amounts of revenue earned in advance of billings. Unbilled receivable balances arise primarily from our performance of services in advance of billing terms on contracted professional services where percentage of completion or proportional performance accounting is applied. Generally, billing occurs at the achievement of milestones that correlate with progress towards completion of implementation services. Accounts receivable are recorded at the invoiced amount or the earned amount and do not bear interest. We have established a discount allowance for estimated billing adjustments and an allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for uncollectible amounts as a component of selling expense. We review specific accounts, including substantially all accounts with past due balances over 90 days, for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs, historical discounts, concessions and write-offs, customer concentrations, customer credit-worthiness, and current economic trends. Accounts receivable are charged off against the allowance when we estimate it is probable the receivable will not be recovered. Accounts receivable are presented net of allowance for doubtful accounts and billing adjustments.
     Property and equipment
          We report property and equipment at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. We calculate depreciation using the straight-line method over the estimated useful lives of the related assets. We amortize leasehold improvements using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Depreciation for assets held under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Gains or losses recognized on disposal or retirement of property and equipment are recognized in the consolidated statement of operations.
          The estimated useful lives of property and equipment are as follows:

Building	27 years
Building improvements	5 to 15 years
Leasehold improvements	shorter of lease term or 5 years
Furniture and fixtures	5 years
Computer equipment (1)	2 to 3 years
Software	3 years

(1)	Computer equipment under capital lease is depreciated over the term of the lease agreement which approximates the equipment’s economic useful life.
     Goodwill
          We have recorded goodwill in connection with the acquisition of businesses accounted for using the purchase method. Under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, we are required to perform an impairment test of goodwill at least once annually and upon the occurrence of a triggering event. We have elected to test our goodwill for impairment as of October 1st each year. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge. Based upon the results of our annual impairment test in 2007, 2006 and 2005, no impairments were identified.
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
          We amortize identifiable intangible assets over their estimated useful lives (ranging from five to ten years) using the straight-line method which approximates the projected utility of such assets based upon the information available. Purchased technology represents technology acquired from third parties, which we have incorporated in our products. We amortize purchased technology over its estimated useful life, usually five years. The amortization expense related to purchased and acquired technology is recorded in the cost of software licenses in our statement of operations.
     Cost-basis and equity method investments
          Other assets include investments in entities that we account for on the cost basis and equity method. We account for investments in affiliated entities, which we do not manage and over which we exert significant influence, using the equity method. The equity method of accounting requires us to record our share of the net operating results of the investee in our consolidated statements of operations. Under cost basis accounting, we recognize the net operating results of the investee only to the extent distributed by the investee as dividends. We adjust the carrying value of our equity method investments for our share of their net operating results, unless and until our share of their underlying net assets has been reduced to $0. At the end of each period, we assess the recoverability of these cost basis and equity method investments by comparing their carrying value, including goodwill, to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If we determine that the carrying value is not recoverable and that the impairment is other than temporary, we reduce the asset to its estimated fair value.
          Prior to 2007, our investment in Yodlee, Inc. was accounted for using the equity method. In 2007, we converted to the cost basis as our ownership decreased below 20% and we do not have significant influence. We have not received any dividend payments since changing to the cost basis in 2007.
     Concentration of credit risk and uncertainties
          For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and insurance industry and other financial services firms. Changes in economic conditions and unforeseen events, like recession, inflation, or changes in bank credit quality in the United States or aboard, could occur and reduce consumers’ use of banking services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services and adversely affect our operating results. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company.
          Our business success depends in part on our relationships with a limited number of large customers. For the years ended December 31, 2007, 2006 and 2005, one customer, State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”), represented 21%, 25% and 25%, respectively of total revenues from continuing operations. State Farm represented 23% and 34% of total receivables at December 31, 2007 and 2006, respectively.
          We are subject to concentrations of credit risk from our cash and cash equivalents, short term investments and accounts receivable. We limit our exposure to credit risk associated with cash and cash equivalents by placing them with a number of major domestic and foreign financial institutions.
     Revenue recognition, deferred revenues and cost of revenues
          Software license revenue. We recognize software license sales in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition With Respect to Certain Transactions,” as well as applicable Technical Practice Aids issued by the American Institute of Certified Public Accountants. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the license element, we use the residual method under SOP No 98-9 to determine the amount of revenue to be allocated to the license element.
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
          Our software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. Our total Software license revenues include subscription revenue of $9.1 million and $3.8 million for the years ended December 31, 2007 and 2006, respectively.
          Support and maintenance revenue. Revenues for post-contract customer support and maintenance are recognized ratably over the contract period. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades. VSOE of fair value of support and maintenance revenues is based on substantive renewal rates which are to be charged once the initial period expires.
          Professional services revenue. Revenues derived from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Revenues from professional services where services are deemed to be essential to the functionality of the software are recognized using the percentage of completion method. For other revenues from professional services that are provided on a fixed fee basis, revenues are recognized pursuant to Staff Accounting Bulletin No 104 (“SAB 104”), “Revenue Recognition,” on a proportional performance which is generally method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.
          VSOE of fair value of professional services revenue is based upon consistent stand-alone pricing.
          Data center revenue. We consider the applicability of Emerging Issues Task Force Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to our data center arrangements on a contract-by-contract basis. If it is determined that a software element covered by SOP No. 97-2 is present in a hosting arrangement, the license, professional services and data center revenue is recognized pursuant to SOP No. 97-2. If it is determined that a software element covered by SOP No. 97-2 is not present in a hosting arrangement, we recognize data center revenue in accordance with Staff Accounting Bulletin No. 104 and Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”
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
          VSOE of fair value of data center revenue is based on consistent stand-alone pricing and renewal rates.
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

          Cost of revenues. Direct software license costs consist primarily of the cost of third-party software used in our products and the amortization of purchased and acquired technology. Support and maintenance and professional services direct costs are primarily personnel and related infrastructure costs, including stock-based compensation expense. Direct data center costs consist of personnel costs, including stock-based compensation expense, and infrastructure to support customer installations that we host in our data centers. Costs of revenues exclude charges for depreciation of property and equipment.
     Product development costs
          Product development costs include all research and development expenses and software development costs. Generally, product development costs include personnel and related infrastructure costs, including stock-based compensation expense. We expense all research and development expenses as incurred. We expense all software development costs associated with establishing technological feasibility, which we define as the completion of beta testing. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying consolidated financial statements.
     Restructuring and merger related costs
          Merger related costs include expenses related to integrating the products and platforms of acquired companies, training personnel on new products acquired, establishing the infrastructure and consolidating the operations of acquired companies and expenses as incurred.
          In 2003 and previous years, we incurred restructuring charges. In subsequent periods, we re-assessed the initial assumptions and estimates made in connection with these restructuring plans based on current information and, as a result, recorded additional charges for the estimated incremental costs of exiting certain activities under this restructuring plan. During the fourth quarter of 2005, we approved a restructuring plan to change our organization to reduce operating costs and align us with the needs of our customers. During the fourth quarter of 2006, we approved an additional plan to realign our operations to further reduce costs and accelerate our ability to execute against a business plan of establishing independent business units and brands.
          See Note 10 for additional discussion of these restructuring activities.
     Interest and other income, net
          Interest and other income, net contains our interest income from cash deposits and investments, interest expense mainly related to our debt, realized foreign exchange gain (loss), foreign withholding taxes, gains (loss) from disposals, and other non-operating costs. Interest and other income, net (in thousands) are comprised of the following:

	For the year ended December 31,
	2007	2006	2005
Interest income	$4,151	$5,930	$3,209
Interest expense	(714)	(543)	(498)
Foreign exchange-realized loss and withholding tax	(703)	(295)	(392)
Other	(234)	(163)	(256)

Total	$2,500	$4,929	$2,063

     Income taxes
          We use the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. We establish a valuation allowance to reduce the deferred income tax assets to the level at which we believe it is more likely than not that the tax benefits will be realized. See Note 14 for further discussion of our income taxes.
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
          On December 16, 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123. Statement 123R supersedes APB Opinion No. 25 and amends SFAS No. 95. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees during the period to be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the “modified prospective” method. Under this method, the compensation expense recognized during the years ended December 31, 2006 and 2007, includes compensation expense for share based compensation granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for share-based compensation granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We did not change our method of attributing the value of stock-based compensation to expenses. Under both SFAS No. 123 and SFAS No. 123R the expense is amortized on a straight-line basis over the option vesting period. Pro forma results have not been restated. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.
          We maintain certain stock compensation plans providing for the grant of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and employees. Substantially all stock options granted under the plans have ten-year contractual lives and generally vest and become exercisable ratably over four years from the date of grant. However, grants of stock options and restricted stock awards to directors generally vest after one year. Certain stock options granted in 2006 vest and become exercisable ratably over two years. The RSUs and SARs awards have ten-year contractual terms and generally vest and become exercisable ratably over two years from the date of grant. The SARs are settled in cash and are recorded as liabilities with changes in fair value recognized over the vesting period in accordance with SFAS No. 123R. At the end of the vesting period, any SARs that have not been exercised will continue to be adjusted to fair value each quarter. For SARs, the fair value is recalculated at the end of the current period using a Black-Scholes option pricing model as the awards are settled in cash and our balance sheet reflects the current liability earned. The fair value of the RSUs is determined by the market price of our stock on the date of grant. For stock options, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. In determining the fair value, management makes certain estimates related primarily to the expected term of the option, the volatility of our stock and the risk-free interest rate. These assumptions affect the estimated fair value of the option. As such, these estimates affect the compensation expense we record in future periods. These assumptions generally require significant analysis and judgment. Some of the assumptions are based on external data, while some assumptions are derived from our historical experience with share-based payments. We currently estimate expected term using our historical exercise and post-vesting cancellation activity and volatility by considering our historical stock volatility. The risk-free interest rate is the implied yield currently available on

U.S. Treasury zero-coupon issues with the remaining term equal to the expected term used as the input to the Black-Scholes model. In order to properly calculate stock-based compensation expense, we must determine the historical rate of pre-vesting forfeitures. We estimate forfeitures using a weighted-average historical forfeiture rate. Our estimates of forfeitures are adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.
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
          We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment, as of December 31, 2007, of the Company’s approximate $230.4 million of domestic tax net operating loss carryforwards, the benefit of approximately $201.3 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, the Company has approximately $72.3 million foreign tax net operating loss carryforwards unaffected by this accounting treatment.
          There was no capitalized stock-based compensation cost as of December 31, 2007. We did not recognize any tax benefits during 2007 and 2006.
          The fair values for stock options were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility	45.0%	51.9%	66.9%
Risk-free interest rate	4.8%	4.7%	4.3%
Expected term	4.0years	4.0years	4.0years
          The fair values for cash-settled SARs were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006
Expected dividend yield	0%	0%
Expected volatility	44.8%	59.1%
Risk-free interest rate	3.3%	4.6%
Expected term	3.6years	4.6years
          The following table shows the effect on net income as a result of adopting SFAS No. 123R on January 1, 2006 compared to the results had we continued to account for stock-based employee compensation under APB No. 25 (in thousands, except for per share data):

	For the year ended December 31,
	2007	2006
Net income, as reported	19,495	17,902
Effect of adopting SFAS 123R on continuing operations	$4,040	$4,420
Effect of adopting SFAS 123R on discontinued operations	—	154

Pro forma net income	$23,535	$22,476

Basic and diluted net income per share:
As reported — basic	$0.32	$0.25
As reported — diluted	0.32	0.25
Pro forma — basic	0.39	0.32
Pro forma — diluted	0.38	0.32
          The following table shows the effect on net loss and net loss per share had we determined compensation cost based on the fair value at the grant date for our stock options and stock purchase rights under SFAS No. 123 for the twelve months ended December 31, 2005, our net income would have decreased to the pro forma net loss amounts indicated below (in thousands, except per share data):

2005
Net loss, as reported	$(1,057)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	570
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,070)

Pro forma net loss	$(13,557)

Basic and diluted net loss per share:
As reported — basic and diluted	$(0.02)
Pro forma – basic and diluted	(0.19)
          The effect of applying SFAS No. 123 for providing these pro forma disclosures is not necessarily representative of the effects on reported net income (loss) in future periods. The above pro forma disclosure was not presented for the twelve month periods ended December 31, 2006 and 2007, because stock-based compensation has been accounted for using the fair value recognition method under SFAS No. 123R for these periods.

          The following table shows the stock-based compensation expense included in the condensed consolidated statements of operations for 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Operating expenses:
Professional services, support and maintenance	$514	$481	$—
Data center	70	76	—
Selling and marketing	3,984	1,575	—
Product development	1,669	978	—
General and administrative	2,285	1,874	—
Merger related and restructuring costs	—	525	570
Discontinued operations	—	154	—

Total stock-based compensation expense (1)	$8,522	$5,663	$570

(1)	There were no capitalized stock based compensation costs as of December 31, 2007 or 2006. Stock-based compensation expense includes expense for Stock Appreciation Rights awards of $3.8 million and $0.5 million for 2007 and 2006, respectively.
     Net income (loss) per share
          We calculate earnings per share by allocating income between common stock and participating securities during periods which we recorded net income, as prescribed by SFAS No. 128, “Earnings Per Share”. For periods in which we record a net loss from continuing operations, we calculate all other reported diluted per-share amounts by dividing those amounts by the weighted average number of common shares outstanding during the period.
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
     Recent accounting pronouncements
          On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The disclosure requirements and effect of adoption of this interpretation are presented in Note 14 to the consolidated financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 except as follows: (a) defer the effective date in Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of Statement 157. We do not believe the implementation of this Statement will be material to our financial position and results of operations.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159. We do not believe the implementation of this Statement will be material to our financial position and results of operations.
          In November 2007 the FASB ratified the consensus reached by the Emerging Issues Task force on Issue No. 07-1, Accounting for Collaborative arrangements (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-1 addresses entities entering into arrangements to participate in joint operating activity to, for example, jointly develop and commercialize software. EITF 07-01 addresses how a company should report costs incurred and revenue generated from transactions with third parties should be reported by the participants of a collaborative arrangement, how an entity should characterize payments made between participants, and what participants should disclose in the notes to the financial statements. At this time we have not entered into this type of arrangement. However, we may in the future and would then evaluate the impact of EITF 07-01 on our financial position and results of operations.

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. This standard replaces the existing guidance in SFAS No. 141 and is effective for business combinations completed in the first annual reporting period beginning after December 15, 2008. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS No. 141R retains the existing fundamental concepts of accounting for the income tax consequences of business combinations. However, SFAS No. 141R changed some aspects of the accounting for income taxes in a business combination. Currently, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as part of the business combination (a reduction of goodwill with a corresponding increase in tax expense). Under SFAS No. 141R, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as a reduction of the acquirer’s income tax provision in the period of the business combination. We do not believe the implementation of this Statement will be material to our financial position and results of operations.
3. Discontinued Operations
          On August 11, 2006, we completed the sale of our Risk and Compliance segment, which did business as FRS. Under the terms of the agreement, we received approximately $38.0 million in consideration with $3.5 million of such amount placed in escrow. The agreement provided for a working capital adjustment. During the third quarter 2006, we paid $1.0 million as a preliminary working capital adjustment. In the fourth quarter 2006, we recorded a liability for an additional $0.7 million for the final working capital adjustment making the total working capital adjustment $1.7 million. We recorded a gain of $31.6 million, net of tax in 2006. We recorded expenses of approximately $1.3 million in connection with the sale including legal fees and other expenses. Additionally, FRS contracted with S1’s Pune, India location to continue to provide development and administrative services. We do not have any significant involvement in the operations of FRS after the disposal.
          On December 30, 2005 we completed the sale of our Edify segment. Under the terms of the agreement, we received approximately $33.5 million in cash. We recorded a gain of $24.4 million, net of tax in 2005. We recorded expenses of approximately $4.4 million in connection with the sale including legal fees and employee severance payments. In 2006, we resolved the working capital adjustment provision of the agreement and received $554,000 in the second quarter of 2006 bringing the total sale price to $34.1 million. In addition, under the agreement, we contracted to continue to be a reseller of Edify products following the closing of the transaction. Activity under the reseller agreement has not been significant to date and is not expected to be significant in the future.
          We have accounted for the disposal of Risk and Compliance and Edify as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, Risk and Compliance and Edify results for prior year periods are presented in discontinued operations of the consolidated statement of operations.

          There were no revenues or income from discontinued operations in 2007. Revenues and income from discontinued operations for 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2006(1)	2005(2)
Revenues:
Edify	$—	$34,085
Risk and Compliance	12,434	24,927

Pretax (loss) income from discontinued operations
Davidge	$—	$(31)
Edify	—	1,658
Risk and Compliance	(1,947)	2,366
Gain on disposal of Edify	457	24,985
Gain on disposal of Risk and Compliance	31,597	—
Income tax benefit (expense)	34	(1,653)

Income from discontinued operations	$30,141	$27,325

(1)	For Risk and Compliance, includes approximately seven and a half months ended August 10, 2006 prior to sale.

(2)	Edify was sold in 2005 and Davidge was sold in 2004.
          Assets and liabilities of the discontinued operations were as follows (in thousands):

August 10,
2006
Current assets	$8,373
Property and equipment, net	1,075
Other non-current assets	142
Intangible assets	480
Goodwill	1,558
Current liabilities	(7,557)
Long term tax liabilities	(560)

Net assets of discontinued operations	$3,511

          Prior to the sale of Edify, we had arrangements between our Enterprise segment (continuing operations) and our Edify segment (discontinued operations) to provide services to each other’s customers. Intercompany revenues and expenses were recorded in each segment and were eliminated in consolidation. These agreements were terminated in connection with the sale of the Edify business.
4. Related Party Transactions
          Yodlee, Inc.
          As a result of our sale of VerticalOne to Yodlee in January 2001, we own approximately 14% of Yodlee at December 31, 2007. In connection with the sale, we were a non-exclusive reseller of Yodlee’s aggregation service. Subject to certain conditions, (i) we could sell Yodlee’s aggregation service directly to certain of our customers and retain 100% of the fees or (ii) we would assist Yodlee with the sale of its aggregation service to one of its customers in return for 50% of their fees. The OEM agreement that expired in July 2005, was subsequently extended through January 2006 for current customers only, renewed in February 2006 and now expires in 2009. Currently, we are only servicing existing customers. We paid $0.1 and $0.3 million to Yodlee during 2007 and 2006 for user and maintenance fees, respectively. Under a data center agreement, we agreed to provide Yodlee with certain data center services for a fee. During 2005, we provided data center services in the amount of $0.4 million. The data center agreement was terminated as of December 31, 2005.
5. Investments
          The fair value of our short-term investments did not significantly differ from their carrying values at December 31, 2007 and 2006. At December 31, 2007, we had $10.9 million of our short-term investments in a specific mutual fund trust which was previously classified as cash and cash equivalents. In December 2007, we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. Our short-term investments consisted of the following (in thousands):

	December 31,
	2007	2006
Certificates of deposit	$12,961	$—
Auction rate securities	—	11,474
Commercial paper	—	9,918
Mutual fund trust	10,894	—

	$23,855	$21,392

6. Accounts Receivable
          Accounts receivable included unbilled receivables of approximately $13.4 million and $15.5 million at December 31, 2007 and 2006, respectively. Unbilled receivables generally represent revenue recognized on contracts for which billings have not been presented to the customers in accordance with the terms of the contracts at the respective balance sheet date. We expect to bill and collect these amounts within one year.
7. Other Current Assets
          Other current assets consisted of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets	$208	$423
Escrow deposits and restricted cash	4,943	817
Other receivables (non-customer)	1,194	875
Other	44	193

	$6,389	$2,308

8. Property and Equipment
          Property and equipment as of December 31, 2007 included computer equipment under capital leases with original cost and accumulated amortization of approximately $10.9 million and $4.2 million, respectively. Property and equipment as of December 31, 2006 included computer equipment under capital leases with original cost and accumulated depreciation of approximately $10.6 million and $3.9 million, respectively.

          In August 2007, we completed the purchase of our corporate headquarters for $8.0 million of which we paid $2.8 million in cash and assumed a $5.2 million note payable. See Note 13 for further discussion of the debt obligation.
          Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Property and building improvements	$9,191	$—
Leasehold improvements	1,685	3,162
Furniture and fixtures	3,216	3,112
Computer equipment	25,204	23,626
Software	8,268	7,668

Property and equipment, before depreciation	47,564	37,568
Accumulated depreciation and amortization	(26,658)	(25,431)

Property and equipment, net	$20,906	$12,137

9. Goodwill and Other Intangible Assets
          In September 2007, we entered into a source code license agreement with a third party for mobile phone banking software to be used with our Postilion and Enterprise products. We paid a source code license fee of $2.4 million which was capitalized as purchased technology included in intangible assets and is expected to be amortized over a period of five years.
          At December 31, 2007, our intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
Purchased and acquired technology	$21,938	$(16,490)	$5,448
Customer relationships	12,000	(6,208)	5,792

Total	$33,938	$(22,698)	$11,240

     We recorded amortization expense of $4.1 million, $4.9 million and $5.0 million during the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of acquired technology included in cost of software license was $2.9 million, $3.6 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2008	2009	2010	2011	2012
Enterprise	$329	$245	$245	$245	$184
Postilion	$3,326	$2,445	$1,335	$1,282	$706

     The changes in the carrying value of our goodwill for the year ended December 31, 2007 were as follows (in thousands):

	Enterprise	Postilion	Total
Balance, January 1, 2007	$49,643	$75,657	$125,300
Utilization of acquisition related income tax benefits	(27)	8	(19)

Balance, December 31, 2007	$49,616	$75,665	$125,281

10. Restructuring and Merger Related Costs
     In 2007, there were no restructuring or merger related costs or adjustments to estimates from prior years. For 2006 and 2005, components of merger related and restructuring costs are as follows (in thousands):

	2006	2005
Merger related costs	$(2,000)	$—
Restructuring costs	14,485	15,030

Total	$12,485	$15,030

Pre-2003 Restructuring Plans
     In 2003 and prior, we approved restructuring plans. In 2005 and 2006, we evaluated the sublease assumptions from these plans and recorded additional charges of $1.1 million and $0.6 million, respectively. The changes to our assumptions were related to increased loss on facilities due to lower expected sublease income and increased costs of exiting the facilities at end of the leases.
     The restructuring charges from these plans and the utilization as of December 31, 2007, 2006 and 2005 and for the years then ended are summarized as follows (in thousands):

Lease Costs
Balance, December 31, 2004	$8,126

Amounts utilized through December 31, 2005	(3,245)
Change in estimate	1,113
Sale of Edify	(194)

Balance, December 31, 2005	5,800

Amounts utilized through December 31, 2006	(1,248)
Change in estimate	609

Balance, December 31, 2006	5,161

Amounts utilized through December 31, 2007	(2,871)

Balance, December 31, 2007	$2,290

2005 Restructuring Plan
     In October 2005, we approved a plan of reorganization to change our organization that reduced operating costs and more effectively aligned us with the needs of our customers. The reorganization resulted in a reduction of personnel of approximately 8% as well as the consolidation of some facilities. In connection with this reorganization, we recorded $15.0 million in restructuring costs in 2005, primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets. The expense reductions primarily were related to our domestic and international financial institution service solution teams. In 2006, we recorded an additional $0.3 million to reflect employee termination benefits for employees who were placed on transition plans in 2005 and left us in 2006. In 2006, we also evaluated the sublease assumptions and recorded additional charges of $1.5 million related to increased loss on facilities due to lower expected sublease income.
     The restructuring charges from this plan and their utilization as of December 31, 2007, 2006 and 2005 for the years then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total
2005 Restructuring Charge	$8,037	$5,104	$776	$13,917
Amounts utilized through December 31, 2005	(3,402)	(54)	(776)	(4,232)

Balance, December 31, 2005	4,635	5,050	—	9,685

2006 Restructuring Charge	333	—	—	333
Amounts utilized through December 31, 2006	(4,308)	(2,860)	—	(7,168)
Change in estimate	—	1,455	—	1,455

Balance, December 31, 2006	660	3,645	—	4,305

Amounts utilized through December 31, 2007	(627)	(1,289)	—	(1,916)

Balance, December 31, 2007	$33	$2,356	$—	$2,389

2006 Restructuring Plan
     In the fourth quarter of 2006, we approved a plan of reorganization to change our organization to reduce operating costs as we aligned more closely with our customers. The reorganization resulted in a reduction of personnel of approximately 9% in both the United States and Europe as well as the consolidation of some facilities. In connection with this reorganization, we recorded $12.1 million in restructuring costs in 2006, primarily comprised of charges associated with headcount reductions and the consolidation of excess office space. The headcount reductions were primarily in our product development and services groups for the Enterprise segment.
     The restructuring charges from this plan and the utilization as of December 31, 2007 and 2006 and for the year then ended are summarized as follows (in thousands):

	Personnel Costs	Lease Costs	Other	Total
2006 restructuring charge	$5,504	$5,805	$779	$12,088
Amounts utilized through December 31, 2006	(1,486)	189	(779)	(2,076)

Balance, December 31, 2006	4,018	5,994	—	10,012

Amounts utilized through December 31, 2007	(3,185)	(2,282)	—	(5,467)

Balance, December 31, 2007	$833	$3,712	$—	$4,545

     The remaining restructuring reserves at December 31, 2007 relate to future rent expense for vacated facilities, net of sublease income and severance payments to terminated employees. We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $9.2 million, of which we anticipate to pay approximately $3.0 million within the next twelve months. The leases expire on various terms through 2011.
Merger Related Costs
     In 2006, we reduced accrued expenses and recognized a benefit in merger related expense of $2.0 million in connection with a dispute over professional services during 2000. We reduced the accrual taking into consideration the applicable statue of limitations.
11. Accrued Other Expenses
     Accrued other expenses consisted of the following (in thousands):

	December
	2007	2006
Accrued service fees payable	$3,190	$2,303
Accrued third party products sold	1,359	891
Accrued costs for disposal of business	—	1,135
Sales and income taxes payable	1,035	1,572
Accrued contract losses	720	2,830
Other	1,894	3,684

	$8,198	$12,415

12. Retirement Savings Plan
     We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the 401(k) plan may elect to contribute from 1% to 50% of his or her annual compensation to the plan up to limits placed by U.S. Internal Revenue Service. We, at management’s discretion, may make matching contributions to the plan. Our matching contributions to the plan charged to expense for 2007, 2006 and 2005 were approximately $0.5 million, $0.9 million and $0.6 million, respectively.
13.	Commitments, Contingencies and Debt Obligations
  Lease commitments
     We lease office facilities and computer equipment under non-cancelable operating lease agreements which expire at various dates through 2023. Total rental expense under these leases was $5.9 million, $8.3 million, and $10.3 million in 2007, 2006 and 2005, respectively.
     In connection with the lease on our former corporate offices, we issued to our landlord standby letters of credit in the aggregate amount of $3.3 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline. At December 31, 2007, there were no drawings outstanding under the letter of credit.

     The amounts below include the operating leases and sublease income related to our restructuring reserves. See Note 10 for further discussion of the restructuring payments. Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements including those in the restructuring reserve, are as follows (in thousands):

	Operating Lease	Sublease	Net Operating Lease
	Commitments	Income	Commitments
2008	$12,419	$4,571	$7,848
2009	10,395	3,989	6,406
2010	8,679	3,735	4,944
2011	5,921	2,475	3,446
2012	1,764	31	1,733
Thereafter	9,111	—	9,111

	$48,289	$14,801	$33,488

  Notes payable and capital leases
     Our debt obligations consist mainly of notes payable on our property and capital leases on computer hardware equipment. Long-term debt, including capital lease obligations consisted of the following (in thousands):

	December 31,
	2007	2006
Notes payable on buildings and properties	$5,214	$—
Other notes payable	286	640
Capital lease obligations	7,030	6,807

	$12,530	$7,447
Less current portion	(3,725)	(3,328)

Total long-term notes payable and capital lease obligations	$8,805	$4,119

     In August 2007, we completed the purchase of our corporate headquarters for $8.0 million of which we paid $2.8 million in cash and assumed a $5.2 million note payable. The note payable has monthly installments of $40,000 including a fixed interest of 7.61% with a balloon payment of approximately $5.0 million due on February 1, 2011. The note is secured by the property and a security deposit of $0.6 million.
     In May 2006, we received $2.5 million for computer equipment and software in a sale-leaseback transaction. In accordance with SFAS No. 13 “Accounting for Leases”, we accounted for this lease as a capital lease. The $0.2 million gain resulting from the transaction was deferred and is being amortized to depreciation expense over the life of the lease.
     Property and equipment as of December 31, 2007 included computer equipment under capital leases with original cost and accumulated amortization of approximately $10.9 million and $4.2 million, respectively. Property and equipment as of December 31, 2006 included computer equipment under capital leases with original cost and accumulated amortization of approximately $10.6 million and $3.9 million, respectively.

     Future minimum annual notes payable payments and capital lease payments as of December 31, 2007 are as follows (in thousands):

	Notes Payable	Capital Leases	Total
2008	$595	$3,885	$4,480
2009	560	2,601	3,161
2010	560	1,040	1,600
2011	5,071	—	5,071
2012 and thereafter	—	—	—

	$6,786	$7,526	$14,312
Less amount representing interest	(1,286)	(496)	(1,782)

	$5,500	$7,030	$12,530

  Contractual commitments
     In the normal course of business, we enter into contracts with vendors. We do not believe that we will fail to meet our contractual commitments to an extent that will result in a material adverse effect on our financial position or results of operations. At December 31, 2007, our payment obligations under these contracts were $5.1 million for 2008, $2.6 million for 2009 and $2.1 million for 2010.
  Guarantees
     We typically grant our customers a warranty that guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers for certain matters, including third party claims of intellectual property infringement relating to the use of our products. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there were no liabilities recorded for these agreements as of December 31, 2007.
  Litigation
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of our subsidiaries is a party or which their property is subject.

14. Income Taxes
     Income (loss) from continuing operations before income taxes consisted of the following (in thousands):

	2007	2006	2005
U.S. operations	$10,834	$(5,417)	$(15,937)
Foreign operations	10,125	(5,544)	(12,329)

	$20,959	$(10,961)	$(28,266)

     Income tax expense (benefit) from continuing operations is summarized as follows (in thousands):

	2007	2006	2005
Current:
Federal	$408	$158	$(21)
Foreign	513	386	(361)
State	543	734	127

Total current	$1,464	$1,278	$(255)

Deferred:
Federal	$—	$—	$—
Foreign	—	—	371
State	—	—	—

Total deferred	$—	$—	$371

Total income tax expense	$1,464	$1,278	$116

     A reconciliation of the income tax expense to the amount computed by applying the statutory federal income tax rate to the income (loss) from continuing operations before income tax benefit is as follows (in thousands):

	2007	2006	2005
Income tax expense (benefit) at federal statutory rate of 35%	$7,335	$(3,836)	$(9,893)
State income tax expense (benefit), net of federal benefit	353	477	(140)
(Decrease) increase in valuation allowance related to current year operations	(6,664)	3,932	6,427
Foreign operations tax rate differences	(1,911)	4	73
Other foreign taxes	289	315	—
Other permanent items	2,062	386	3,649

Income tax expense	$1,464	$1,278	$116

     The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$108,190	$119,754
Equity in net loss of affiliate	18,438	20,299
Accrued expenses	5,878	4,129
Deferred revenue	8,087	10,295
Tax credit carryforwards	6,953	6,663
Restructuring	3,379	6,797
Property and equipment depreciation	4,590	702
Other	351	645

Total gross deferred income tax assets	155,866	169,284
Valuation allowance for deferred income tax assets	(153,561)	(165,576)

Total deferred income tax assets	2,305	3,708

Deferred income tax liabilities:
Identifiable intangibles	2,305	3,643
Other	—	65

Total gross deferred income tax liabilities	2,305	3,708

Net deferred income taxes	$—	$—

Included in:
Other current assets	$208	$423
Other liabilities	(208)	(423)

Net deferred income taxes	$—	$—

     We recognize deferred income tax assets and liabilities for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. We then establish a valuation allowance to reduce the deferred income tax assets to the level at which we believe it is more likely than not that the tax benefits will be realized. Realization of the tax benefits associated with deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) future taxable income that will result from the reversal of existing taxable temporary differences and (2) future taxable income generated by future operations. Because of our historical losses and uncertainties with respect to our ability to achieve and sustain profitable operations in the future, we have recorded a valuation allowance to offset substantially all of our net deferred income tax assets. If we continue to sustain profitability during 2008, we may release all or a portion of the valuation allowance as early as the later half of 2008.
     At December 31, 2007, we had domestic and foreign net operating loss carryforwards and tax credit carryforwards of approximately $230.4 million, $72.3 million and $7.0 million, respectively. The domestic net operating loss carryforwards expire at various dates through 2024 unless utilized. The foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2021. Our domestic net operating loss carryforwards at December 31, 2007 included $201.3 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital as realized.
     In 2004, we acquired X-Net Associates, Inc. and Mosaic Software Holdings Limited which resulted in establishing non-goodwill intangible assets of $0.8 million and $11.0 million respectively. These identifiable intangibles created deferred tax liabilities of $0.3 million and $3.3 million for X-Net and Mosaic, respectively. We acquired net operating loss carryforwards of approximately $3.8 million in the X-Net transaction and $1.1 million in the Mosaic transaction. As the benefit from the Mosaic net operating loss carryforwards was realized, we reduced goodwill recorded in connection with the Mosaic transaction and increased deferred tax expense. During 2007, we reduced goodwill by $0.2 million in connection with the realization of these tax benefits.
     The sale of VerticalOne to Yodlee in January 2001 was a stock-for-stock transaction that was treated as a tax-free reorganization. The difference between the tax basis in our investment in Yodlee and the net book value in our share of Yodlee’s assets is treated as a temporary difference and is reported as a deferred tax asset in the table above offset by a full valuation allowance.
     We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. We are subject to audit by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no cumulative effect adjustment. At the adoption date of January 1, 2007, we had $13.2 million of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. At December 31, 2007, we had $11.4 million of unrecognized tax benefits of which $2.1 million was reflected as a non-current liability. Due to the release of the valuation allowance associated with a portion of these unrecognized tax benefits, a $1.8 million non-current deferred tax asset was also reflected on the balance sheet as of December 31, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2007 is as follows (in thousands):

2007
Beginning Balance	$13,209
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1,725)
Settlements	(99)

Ending Balance	$11,385

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, accrued interest and penalties related to uncertain tax positions were immaterial.
     We do not expect any significant increases in the unrecognized tax benefit within twelve months of the reporting date. During the year ended December 31, 2007, unrecognized tax benefits decreased by approximately $1.7 million due to the expiration of federal and state statue of limitations and $0.1 million due to settlements with the taxing authorities. Within twelve months of the reporting date, we expect that unrecognized tax benefits will decrease by approximately $2.0 million due to the expiration of the statute of limitations in various jurisdictions.
     The tax years 2004, 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1997, 1998, 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years 2004, 2005 and 2006.
15. Stock Option Plans
     We maintain certain stock compensation plans providing for the grant of stock options, restricted stock (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and employees. At December 31, 2007, we had 383,659 shares available for future grants under the plans and our stock option plans provide for the issuance of 6,657,040 shares of common stock if all outstanding options and available grants were exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans.
Stock Option Activity
     The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $7.30 as of December 31, 2007. The aggregate intrinsic value of the stock options exercised was $4.3 million, $1.5 million, and $2.5 million for 2007, 2006 and 2005, respectively. A summary of our stock options awards and changes during the twelve months ended December 31, 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Life (Yrs)	($000)
Outstanding at December 31, 2006	9,777	$9.54
Granted	1,047	6.27
Exercised	(2,015)	5.80		$4,315
Forfeited	(2,674)	15.58

Outstanding at December 31, 2007	6,135	$7.58	6.8	$10,082

Exercisable at December 31, 2007	3,478	$9.25	5.3	$4,655

Non-vested share activity of our stock options for the twelve months ended December 31, 2007 is presented below:

	Non-Vested	Weighted-
	Number of	Average
	Shares	Grant-Date
	(000)	Fair Value
Non-vested balance at December 31, 2006	3,211	$2.98
Granted	1,047	2.55
Vested	(1,420)	2.77
Forfeited	(180)	2.85

Non-vested balance at December 31, 2007	2,658	$2.51

     As of December 31, 2007, $4.7 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 1.3 years. We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period. The total fair value of shares vested during the twelve months ended December 31, 2007, 2006 and 2005 was $3.9 million, $7.0 million and $13.1 million, respectively. For stock options granted where the exercise price equaled the market price of the stock on the date of grant the per share weighted-average fair value was $2.55, $2.75 and $2.35 for stock options granted during 2007, 2006 and 2005, respectively. For stock options granted where the exercise price equaled the market price of the stock on the date of grant, the per share weighted-average exercise price was $6.27, $4.79, and $4.36 for stock options granted during the twelve months ended December 31, 2007, 2006 and 2005, respectively.

     The following table summarizes information about stock options outstanding by price range at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life (Yrs)	Price	(000)	Price
$1.21 – 4.00	238	5.4	$3.58	218	$3.56
4.01 – 5.00	2,502	8.3	4.50	1,160	4.51
5.01 – 6.00	1,007	8.1	5.28	236	5.21
6.01 – 7.50	338	5.6	6.86	230	6.81
7.51 – 9.00	1,114	6.1	8.28	717	8.41
9.01 – 12.00	262	3.8	9.83	243	9.86
12.01 – 18.00	330	2.5	14.71	330	14.71
18.01 – 30.00	231	3.1	18.89	231	18.89
30.01 – 97.44	113	1.7	50.92	113	50.92

1.21 – 97.44	6,135	6.8	$7.58	3,478	$9.25

     Restricted Stock Activity
     The aggregate intrinsic value for the RSUs outstanding in the table represents the total pretax value, based on our closing stock price of $7.30 as of December 31, 2007. A summary of our RSUs awards and changes during the twelve months ended December 31, 2007 is presented below:

		Weighted-
		Average	Aggregate
		Remaining	Intrinsic
	Shares	Contractual	Value
	(000)	Life (Yrs)	($000)
Outstanding at December 31, 2006	167
Granted	71
Exercised	(100)		$803
Forfeited	–

Outstanding at December 31, 2007	138	1.1	$1,007

Expected to Vest	138	1.1	$1,007

     As of December 31, 2007, $0.7 million in unrecognized compensation cost related to non-vested RSUs is expected to be recognized over a weighted average period of 0.7 years. The fair value of each RSU is the market price of our stock on the date of grant. The weighted average grant date fair value of the RSUs granted was $8.32 and $4.87 during the twelve months ended December 31, 2007 and 2006, respectively. The total fair value of shares vested during the twelve months ended December 31, 2007 was $0.5 million.

Stock Appreciation Rights Activity
     The aggregate intrinsic value for the SARs outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $7.30 as of December 31, 2007. A summary of our SARs awards and changes during the twelve months ended December 31, 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Life (Yrs)	($000)
Outstanding at December 31, 2006	1,970	$4.87
Granted	—	—
Exercised	(320)	4.86		$1,128
Forfeited	—	—

Outstanding at December 31, 2007	1,650	$4.87	8.9	$4,011

Exercisable at December 31, 2007	665	$4.87	8.9	$1,616

     Non-vested share activity of our SARs for the twelve months ended December 31, 2007 is presented below:

	Non-Vested
	Number of	Weighted-
	Shares	Average
	(000)	Fair Value
Non-vested balance at December 31, 2006	1,970	$2.97
Granted	—
Vested	(985)	4.67
Forfeited	—

Non-vested balance at December 31, 2007	985	$3.72

     As of December 31, 2007, $3.0 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 0.5 years. The total fair value of awards vested during the twelve months ended December 31, 2007 was $4.6 million.
     The following table summarizes information about SARs outstanding by price range at December 31, 2007:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life (Yrs)	Price	(000)	Price
$4.86	1,544	8.8	$4.86	612	$4.86
5.01	106	9.0	5.01	53	5.01

4.86 - 5.01	1,650	8.9	$4.87	665	$4.87

16. Convertible Preferred Stock
          We have authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,150 have been designated as series E convertible preferred stock. At December 31, 2007, there were 749,064 shares of series B convertible preferred stock outstanding. As of December 31, 2007, the series A, series C, series D and series E shares have been converted to common stock or cancelled.
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
          Action requiring the separate approval of the series B stockholders requires the approval of two-thirds of the shares of series B then outstanding voting as a separate class. In addition, holders of the series B are entitled to vote with the holders of common stock as if a single class, on any voluntary dissolution or liquidation of S1. Holders of series B also are entitled to vote with the holders of the common stock on any merger, acquisition, consolidation or other business combination involving S1 and the sale, lease or conveyance other than by mortgage or pledge of all or substantially all of our assets or properties. When the series B is entitled to vote with the common stock, the holders of series B are entitled to the number of votes equal to the number of shares of common stock into which the series B could be converted. The 749,064 shares of series B preferred are convertible at the option of the holder after October 1, 2000 into 1,070,090 shares of common stock based on a conversion price of $9.345. The number of shares of common stock into which the series B are convertible for future issuance is subject to adjustment.
17. Equity Transactions
          On September 29, 2006, we retired 4,053,886 shares of our common stock held in treasury. The retirement of the treasury shares reduced our common stock and additional paid in capital for a total of $25.0 million.
          In November 2006, our Board of Directors approved a tender offer to purchase our common stock. This tender offer authorized the purchase of up to $55.0 million of our common stock subject to pre-defined purchase guidelines. In the quarter ended December 31, 2006, we repurchased and retired 10.5 million shares at an approximate cost of $5.32 per share. The total cost to repurchase the stock, including related transaction costs, was $55.8 million.
          On March 12, 2007, our Board of Directors approved a tender offer to purchase up to $55.0 million of our common stock. The tender offer was completed in April 2007. We repurchased and retired a total of 16,155 shares for a cost of $0.6 million.
          On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $30.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under our stock repurchase program. On December 12, 2007, our Board of Directors authorized the repurchase of an additional $10.0 million of our common stock under our stock repurchase program, bringing the total authorization to $60.0 million. There is no expiration date for this program. Stock repurchases and retirements for the program since inception in May 2007 were 6.6 million shares for a total cost of $50.3 million which does not include related transaction fees of approximately $0.02 per share.
18. Segment Reporting, Geographic Disclosures and Major Customers
          We operate and manage our business in two segments: Enterprise and Postilion. The Enterprise segment represents our global banking and insurance business, primarily targeting larger financial institutions, and includes our business with State Farm Mutual Automobile Insurance Company (“State Farm”). The Postilion segment represents the community financial, full service banking and lending businesses, and global ATM/payments business.
          We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the years ended December 31, 2007, 2006 and 2005. We do not use any asset-based metrics to measure the operating performance of our segments.
          The following table shows revenues from continuing operations by revenue type for our reportable segments (in thousands):

	Year Ended December 31, 2007
	Enterprise	Postilion	Total
Revenues:
Software license	$6,405	$24,304	$30,709
Support and maintenance	16,071	29,520	45,591
Professional services	63,740	16,014	79,754
Data center	25,478	22,318	47,796
Other revenue	557	518	1,075

Total revenue	$112,251	$92,674	$204,925

	Year Ended December 31, 2006
	Enterprise	Postilion	Total
Revenues:
Software license	$9,408	$20,380	$29,788
Support and maintenance	14,333	29,761	44,094
Professional services	54,865	15,432	70,297
Data center	21,131	25,725	46,856
Other revenue	517	758	1,275

Total revenue	$100,254	$92,056	$192,310

	Year Ended December 31, 2005
	Enterprise	Postilion	Total
Revenues:
Software license	$7,798	$19,538	$27,336
Support and maintenance	16,663	27,626	44,289
Professional services	49,520	15,825	65,345
Data center	16,538	23,462	40,000
Other revenue	1,594	576	2,170

Total revenue	$92,113	$87,027	$179,140

          The following table illustrates selected results from continuing operations for our reportable segments (in thousands):

	Year Ended December 31, 2007
	Enterprise	Postilion	Total
Revenues	$112,251	$92,674	$204,925
Operating expenses:
Direct costs	57,610	39,357	96,967
Selling and marketing	13,122	18,182	31,304
Product development	11,649	12,089	23,738
General and administrative	14,524	11,735	26,259
Restructuring costs	—	—	—
Depreciation	4,503	2,520	7,023
Amortization of other intangible assets	45	1,130	1,175

Total operating expenses	101,453	85,013	186,466

Segment operating income	$10,798	$7,661	$18,459

	Year Ended December 31, 2006
	Enterprise	Postilion	Total
Revenues	$100,254	$92,056	$192,310
Operating expenses:
Direct costs	56,278	36,998	93,276
Selling and marketing	12,626	15,032	27,658
Product development	23,968	14,969	38,937
General and administrative	13,901	12,793	26,694
Restructuring costs	9,018	3,467	12,485
Depreciation	5,107	2,733	7,840
Amortization of other intangible assets	180	1,130	1,310

Total operating expenses	121,078	87,122	208,200

Segment operating (loss) income	$(20,824)	$4,934	$(15,890)

	Year Ended December 31, 2005
	Enterprise	Postilion	Total
Revenues	$92,113	$87,027	$179,140
Operating expenses:
Direct costs	58,124	31,608	89,732
Selling and marketing	14,684	13,457	28,141
Product development	27,312	13,083	40,395
General and administrative	15,569	10,429	25,998
Restructuring costs	8,250	6,780	15,030
Depreciation	5,794	3,068	8,862
Amortization of other intangible assets	164	1,147	1,311

Total operating expenses	129,897	79,572	209,469

Segment operating (loss) income	$(37,784)	$7,455	$(30,329)

          Geography. Excluding discontinued operations, revenues from international operations were $50.5 million, $35.3 million and $31.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, approximately $1.3 million and $1.4 million, respectively, of total property and equipment were located outside of the United States. At December 31, 2007 and 2006, approximately $46.9 million and $26.8 million, respectively, of total assets excluding Goodwill and Intangibles were located outside of the United States.

          Major customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenues) in the Enterprise segment. The following table indicates the percentage of revenue derived from our customer, State Farm:

	Years Ended December 31,
Total Revenues	2007	2006	2005
Enterprise Segment	39%	48%	49%
Total Company	21%	25%	25%
19. Net Income (Loss) Per Share
          We calculate earnings per share by allocating income between common stock and participating securities during periods which we record income from continuing operations. For periods which we record a loss from continuing operations, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of applying the two-class method would be anti-dilutive.
          Net income has been allocated to the common and convertible preferred stock based on their respective rights to share in dividends. Net losses have not been allocated to preferred stock, as there is no contractual obligation for the holders of the participating preferred stock to share in our losses. We excluded 749,064 shares of series B preferred stock that converts to 1,070,000 shares of common stock from diluted earnings per share under the if-converted method because the effect is anti-dilutive. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options, restricted stock, or other rights to issue common stock were exercised and resulted in additional shares of common stock outstanding that would share in our earnings.

	2007	2006	2005
	(in thousands, except per share data)
Basic earnings per share:
Income (loss) from continuing operations	$19,495	$(12,239)	$(28,382)
Amount allocated to participating preferred stockholders	(343)	—	—

Income (loss) from continuing operations available to common stockholders — basic	$19,152	$(12,239)	$(28,382)

Weighted average common shares outstanding	59,664	70,780	70,359
Basic income (loss) from continuing operations	$0.32	$(0.17)	$(0.40)

Diluted earnings per share:
Income (loss) from continuing operations	$19,495	$(12,239)	$(28,382)
Amount allocated to participating preferred stockholders	(343)	—	—

Income (loss) from continuing operations available to common stockholders — diluted	$19,152	$(12,239)	$(28,382)

Weighted average common shares outstanding	59,664	70,780	70,359
Weighted average effect of common stock equivalent Stock options and restricted stock (1)	934	—	—

Weighted average diluted shares outstanding	60,598	70,780	70,359
Diluted income (loss) from continuing operations	$0.32	$(0.17)	$(0.40)

(1)	Stock option equivalents of 0.3 million shares and 0.9 million shares for 2006 and 2005, respectively were excluded from dilutive earnings per share because the effect is anti-dilutive.

20. Quarterly Financial Information (Unaudited)
          The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2007 and 2006. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

				Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(in thousands, except per share data)
Revenues	$53,447	$51,314	$52,598	$47,566	$50,235	$51,896	$46,739	$43,440
Cost of revenues (1)	25,609	24,341	24,182	22,835	24,639	24,470	22,715	21,452
Restructuring costs	—	—	—	—	11,203	400	549	333
Operating income (loss)	6,571	4,406	5,013	2,469	(13,276)	869	(1,861)	(1,622)
Income (loss) from continuing operations	6,431	5,148	4,949	2,967	(12,244)	1,893	(1,084)	(804)
Income (loss) from discontinued operations, net of tax	—	—	—	—	(644)	31,452	(1,027)	360
Net income (loss)	6,431	5,148	4,949	2,967	(12,888)	33,345	(2,111)	(444)

Earnings (loss) per share:
Basic:
Continuing operations	$0.11	$0.09	$0.08	$0.05	$(0.17)	$0.03	$(0.02)	$(0.01)
Discontinued operations	—	—	—	—	(0.01)	0.44	(0.01)	—

Net income (loss) per common share-basic	$0.11	$0.09	$0.08	$0.05	$(0.18)	$0.47	$(0.03)	$(0.01)

Diluted:
Continuing operations	$0.11	$0.08	$0.08	$0.05	$(0.17)	$0.03	$(0.02)	$(0.01)
Discontinued operations	—	—	—	—	(0.01)	0.44	(0.01)	—

Net income (loss) per common share-diluted	$0.11	$0.08	$0.08	$0.05	$(0.18)	$0.47	$(0.03)	$(0.01)

(1)	Cost of revenues is derived from our statements of operations as the sum of cost of software licenses, cost of professional services, support and maintenance, cost of data center and cost of other revenue. Cost of revenues excludes charges for depreciation of property and equipment, but includes amortization of purchased technology.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Balance	Additions
	at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period
			(in thousands)
Year ended December 31, 2007:
Allowance for doubtful accounts	$4,249	1,894	—	(2,285)	$3,858
Valuation allowance for deferred taxes	$165,576	(7,132)	(4,883)	—	$153,561

Year ended December 31, 2006:
Allowance for doubtful accounts	$5,810	1,301	—	(2,862)	$4,249
Valuation allowance for deferred taxes	$199,173	3,932	(37,529)	—	$165,576

Year ended December 31, 2005:
Allowance for doubtful accounts	$4,705	5,152	—	(4,047)	$5,810
Valuation allowance for deferred taxes	$206,241	5,863	(12,931)	—	$199,173

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          Not Applicable.

Item 9A.	Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting is stated in their report which appears herein.

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
     The company has a charter for our Corporate Governance and Nominating Committee which is available on the Company’s website at www.s1.com.
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
     (3) The exhibits listed are filed as part of this report and incorporated in this report by reference:

Exhibit
No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.1	Stock Purchase Agreement, dated as of June 29, 1998, by and among SFNB, S1 and State Farm Mutual Automobile Insurance Company (filed as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).

10.2	Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s definitive proxy statement for S1’s 1999 annual meeting of shareholders and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.3	Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*

10.4	Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

10.5	Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.6	Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.7	Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8	S1 Corporation 2003 Stock Option Plan (filed as Attachment A to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 18, 2003 and incorporated herein by reference).*

10.09	Agreement and Plan of Merger By and Among S1 Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc., and Arrowhead I, Inc., dated as of November 18, 2005 (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on January 4, 2006 and incorporated herein by reference).

10.10	Purchase Agreement by and between Financial Information Consulting Services Group NV, S1 Corporation, and CETP FRS S.a.r.l., dated as of August 9, 2006 (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on August 14, 2006 and incorporated herein by reference).

10.11	Settlement Agreement By and between S1 Corporation, and “Ramius Group”, dated as of May 3, 2006 (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 9, 2006 and incorporated herein by reference).

10.12	Change in Control — Severance Plan, dated as of May 3, 2006 (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 and incorporated herein by reference).*

10.13	Employment Agreement, entered into as of October 5, 2001, by and between S1 and Matthew Hale (filed as Exhibit 10.36 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.14	Separation Agreement, entered into as of November 29, 2006, by and between S1 and Matt Hale (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 30, 2006 and incorporated herein by reference).*

10.15	Employment Agreement, entered into as of April 30, 2001, by and between S1 and James Mahan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.16	Separation Agreement, entered into as of November 9, 2006, by and between S1 and James S. Mahan, III (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on November 13, 2006 and incorporated herein by reference).*

10.17	Agreement, entered into as of November 30, 2006, by and between S1 and John A. Stone (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on November 30, 2006 and incorporated herein by reference).*

10.18	Employment Agreement and Confidentiality, Non-Disclosure and Non-Solicitation Agreement, both entered into as of December 18, 2006, by and between S1 and Johann Dreyer (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on December 21, 2006 and incorporated herein by reference).*

10.19	Employment Agreement and Confidentiality, Non-Disclosure and Non-Solicitation Agreement, both entered into as of December 1, 2006, by and between S1 and Neil Underwood.*

10.20	Employment Agreement and Confidentiality, Non-Disclosure and Non-Solicitation Agreement, both entered into as of December 8, 2006, by and between S1 and Meigan Putnam.*

10.21	Employment Agreement and Confidentiality, Non-Disclosure and Non-Solicitation Agreement, both entered into as of September 14, 2007, by and between S1 and Jan Kruger (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on December 14, 2007 and incorporated herein by reference).*

10.22	S1 Corporation 2008 Management Incentive Plan*

10.23	Form of Indemnification Agreement, executed by Johann Dreyer, Thomas P. Johnson, Jr., Ram Gupta, M. Douglas Ivester, Jeffrey Smith, Gregory J. Owens, John W. Spiegel and Richard P. Dobb on November 13, 2006, and Gregory D. Orenstein and John A. Stone on June 14, 2007 (filed as Exhibit 10 to S1’s Current Report on Form 8-K filed with the SEC on November 14, 2006 and incorporated herein by reference).

10.24	Master Software Development and Consulting Services Agreement between S1 Corporation and State Farm, dated as of March 31, 2000 (filed as Exhibit 10.18 to S1’s Amended Annual Report on Form 10-K/A filed with the SEC on July 26, 2006 and incorporated herein by reference).

10.25	Description of Arrangement for Directors Fees

21	Subsidiaries of S1.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

*	Management contract or compensatory plan.

“Page Left Intentionally Blank”

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 29, 2008.

S1 CORPORATION
By:	/s/ Johann Dreyer
Johann Dreyer
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2008.

Name	Title

/s/ JOHN W. SPIEGEL	Chairman of the Board

John W. Spiegel

/s/ Johann dreyer	Chief Executive Officer and Director

Johann Dreyer	(Principal Executive Officer)

/s/ John A. Stone	Chief Financial Officer (Principal Financial

John A. Stone	Officer and Principal Accounting Officer)

/s/ Ram gupta	Director

Ram Gupta

/s/ M. Douglas Ivester	Director

M. Douglas Ivester

/s/ Thomas P. Johnson, Jr.	Director

Thomas P. Johnson, Jr.

/s/ Gregory J. Owens	Director

Gregory J. Owens

/s/ Jeffrey C. Smith	Director

Jeffrey C. Smith

/s/ Edward Terino	Director

Edward Terino