Form 10-Q
period 2008-03-31
S1 CORP /DE/
filed 2008-05-06
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number: 000-24931
S1 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2395199 (I.R.S. Employer Identification No.)

705 Westech Drive Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     Shares of common stock outstanding as of April 21, 2008: 56,613,703

S1 CORPORATION
QUARTERLY PERIOD ENDED MARCH 31, 2008

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,123	$45,011
Short-term investments	18,048	23,855
Accounts receivable, net	44,744	39,969
Prepaid expenses	3,770	3,354
Other current assets	2,020	6,389

Total current assets	123,705	118,578
Property and equipment, net	21,175	20,906
Intangible assets, net	10,212	11,240
Goodwill, net	125,270	125,281
Other assets	6,086	5,839

Total assets	$286,448	$281,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,473	$2,300
Accrued compensation and benefits	9,551	10,649
Accrued restructuring	3,199	3,043
Accrued other expenses	9,208	8,198
Deferred revenues	26,259	26,345
Current portion of debt obligation	3,751	3,725

Total current liabilities	55,441	54,260
Debt obligation, excluding current portion	7,846	8,805
Accrued restructuring, excluding current portion	5,138	6,181
Other liabilities	2,860	2,693

Total liabilities	71,285	71,939

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	566	567
Additional paid in capital	1,810,958	1,810,783
Accumulated deficit	(1,604,617)	(1,609,807)
Accumulated other comprehensive loss:
Net gain (loss) on derivative financial instruments	16	(97)
Cumulative foreign currency translation adjustment	(1,760)	(1,541)

Total stockholders’ equity	215,163	209,905

Total liabilities and stockholders’ equity	$286,448	$281,844

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	56,612,353	56,748,906
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Software licenses	$9,339	$5,762
Support and maintenance	11,704	10,475
Professional services	21,070	19,432
Data center	12,267	11,700
Other	293	197

Total revenues	54,673	47,566

Operating expenses:
Cost of software licenses (1)	980	892
Cost of professional services, support and maintenance (1)	17,475	16,002
Cost of data center (1)	6,557	5,799
Cost of other revenue	29	142
Selling and marketing	8,216	7,398
Product development	6,755	6,004
General and administrative	6,435	6,699
Depreciation	1,942	1,834
Amortization of other intangible assets	283	327

Total operating expenses (2)	48,672	45,097

Operating income	6,001	2,469
Interest and other income, net	294	871

Income before income tax expense	6,295	3,340
Income tax expense	(1,105)	(373)

Net income	$5,190	$2,967

Earnings per share:
Basic	$0.09	$0.05

Diluted	$0.09	$0.05

Weighted average common shares outstanding — basic	56,530,569	61,505,306
Weighted average common shares outstanding — fully diluted	57,102,409	61,801,948

(1)	Excludes charges for depreciation. Cost of software license includes amortization of purchased technology.

(2)	Includes stock-based compensation expenses of $1.9 million for the three months ended March 31, 2008 and 2007. For further discussion, please refer to Note 11 of the unaudited condensed consolidated financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,190	$2,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,970	2,980
Provision for doubtful accounts receivable and billing adjustments	343	682
Stock-based compensation expense	1,888	1,905
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,265)	4,076
Decrease (increase) in prepaid expenses and other assets	107	(2,703)
Increase (decrease) in accounts payable	1,026	(640)
Decrease in accrued expenses and other liabilities	(1,325)	(4,671)
Decrease in deferred revenues	(140)	(4,274)

Net cash provided by operating activities	4,794	322

Cash flows from investing activities:
Maturities of short-term investment securities	5,855	21,076
Purchases of short-term investment securities	(48)	(7,863)
Amounts held in escrow related to sale of business	3,712	—
Purchases of property, equipment and technology	(2,211)	(403)

Net cash provided by investing activities	7,308	12,810

Cash flows from financing activities:
Proceeds from exercise of employee stock options	775	1,403
Payments on stock appreciation rights awards	(168)	—
Payments on capital leases and debt obligations	(933)	(834)
Repurchase of common stock	(1,739)	—

Net cash (used in) provided by financing activities	(2,065)	569

Effect of exchange rate changes on cash and cash equivalents	75	19

Net increase in cash and cash equivalents	10,112	13,720
Cash and cash equivalents at beginning of period	45,011	69,612

Cash and cash equivalents at end of period	$55,123	$83,332

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Income
Balance at December 31, 2006	749,064	$10,000	61,290,973	$613	$1,845,529	$(1,629,302)	$(2,611)	$224,229
Net income	—	—	—	—	—	2,967	—	2,967	2,967
Change in net unrealized loss on cash flow hedges.	—	—	—	—	—	—	9	9	9
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	93	93	93
Common stock issued upon the exercise of stock options	—	—	336,897	3	1,400	—	—	1,403	—
Stock-based compensation expense	—	—			1,111	—	—	1,111	—
Repurchase and retirement of common stock	—	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	$3,069

Balance at March 31, 2007	749,064	$10,000	61,627,870	$616	$1,848,040	$(1,626,335)	$(2,509)	$229,812

Balance at December 31, 2007	749,064	$10,000	56,748,906	$567	$1,810,783	$(1,609,807)	$(1,638)	$209,905
Net income	—	—	—	—	—	5,190	—	5,190	5,190
Change in net unrealized loss on cash flow hedges.	—	—	—	—	—	—	113	113	113
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(219)	(219)	(219)
Common stock issued upon the exercise of stock options	—	—	181,647	2	773	—	—	775	—
Stock-based compensation expense	—	—			1,138	—	—	1,138	—
Repurchase and retirement of common stock	—	—	(318,200)	(3)	(1,736)	—	—	(1,739)	—

Comprehensive income	—	—	—	—	—	—	—	—	$5,084

Balance at March 31, 2008	749,064	$10,000	56,612,353	$566	$1,810,958	$(1,604,617)	$(1,744)	$215,163

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
     S1 Corporation (“S1”) is a global provider of software and related services that automate the processing of financial transactions. Our solutions are designed for financial organizations including banks, credit unions, and insurance companies and transaction processors, payment card associations, and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents the community financial, full service banking and lending businesses in North America, and payment processing and card management solutions globally.
     When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2008 and our results of operations for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008. The data in the consolidated balance sheet as of December 31, 2007 was derived from our audited consolidated balance sheet as of December 31, 2007, as presented in our Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Please refer to Note 5 of our unaudited consolidated financial statements for additional disclosures on fair value measurements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159. While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

     In November 2007, the FASB ratified the consensus reached by the Emerging Issues Task force on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-1 addresses entities entering into arrangements to participate in joint operating activity to, for example, jointly develop and commercialize software. EITF 07-01 addresses how participants of a collaborative arrangement should report costs incurred and revenue generated from transactions with third parties, how an entity should characterize payments made between participants, and what participants should disclose in the notes to the financial statements. At this time, we have not entered into this type of arrangement. However, we may in the future and would then evaluate the impact of EITF 07-01 on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. This standard replaces the existing guidance in SFAS No. 141 and is effective for business combinations completed in the first annual reporting period beginning after December 15, 2008. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS No. 141R retains the existing fundamental concepts of accounting for the income tax consequences of business combinations. However, SFAS No. 141R changed some aspects of the accounting for income taxes in a business combination. Currently, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as part of the business combination (a reduction of goodwill with a corresponding increase in tax expense). Under SFAS No. 141R, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as a reduction of the acquirer’s income tax provision in the period of the business combination. We do not believe the implementation of this Statement will be material to our financial position or results of operations.
3. DISCONTINUED OPERATIONS
     On August 11, 2006, we completed the sale of our Risk and Compliance segment, which did business as FRS. We received approximately $36.3 million in consideration which included $3.5 million held in escrow. The escrow of $3.5 million and earned interest of $0.2 million was released to us in February 2008.
4. INVESTMENTS
     The fair value of our short-term investments did not significantly differ from their carrying values at March 31, 2008 and 2007. At March 31, 2008, we had $7.1 million of short-term investments in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007. In December 2007, we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. We received $3.7 million of redemptions from this mutual fund trust, and had an impairment charge of approximately $0.1 million during the three months ended March 31, 2008. Our short-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Certificates of deposit	$10,953	$12,961
Mutual fund trust	7,095	10,894

Total	$18,048	$23,855

5. FAIR VALUE MEASUREMENTS
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We adopted the provisions, as it relates to financial assets and liabilities, of SFAS No. 157 as of January 1, 2008. As of March 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis which included our derivative assets and a specific mutual fund trust. The adoption of the provisions of SFAS No. 157 did not materially impact our financial condition, results of operations or cash flow.
     We have derivative assets that are foreign currency options designated as cash flow hedges for a certain customer in which our costs are denominated in United States Dollars while the customer pays us in British Pounds Sterling. The option has expiration dates at each quarter end through March 31, 2009. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss), and if exercised, reclassified into revenues in the period during which a specific hedged transaction affects earnings. We categorized the derivative assets as Level 2 and determined the value of option contracts utilizing a standard option pricing model based on inputs that are quoted by counterparties to this contract.
     Generally, we hold our cash reserves in different types of cash funds. In December 2007, we were informed that one of these funds (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. As such, we began to account for this mutual fund trust under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The mutual trust fund value is now determined based on the valuation of the individual investment securities it holds, many of which are separately valued based on a combination of Level 1 and Level 2 inputs. The Level 2 inputs include, for example, values for comparable issued securities. The net asset value of the fund may fluctuate depending on the value of these underlying securities. The net asset value of our investment in the mutual trust fund continues to be reported by the fund manager. Based on the mutual trust fund holding underlying securities subject to a Level 2 valuation, we have categorized our investment in the mutual fund trust as a Level 2 investment. We have deemed fluctuations in fair value related to the fund as other than temporary and we have recorded an impairment charge of $0.1 million for the three months ended March 31, 2008.
     The following table summarizes the assets carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Mutual fund trust	$7,095	$—	$7,095	$—
Derivative assets	16	—	16	—

Total	$7,111	$—	$7,111	$—

6. GOODWILL AND INTANGIBLE ASSETS
     At March 31, 2008, our intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Purchased and acquired technology	$21,938	$(17,235)	$4,703
Customer relationships	12,000	(6,491)	5,509

Total	$33,938	$(23,726)	$10,212

     We recorded amortization expense of $1.0 million and $1.1 million during the three months ended March 31, 2008 and 2007, respectively. We estimate aggregate amortization expense for 2008 and the next four calendar years to be as follows (in thousands):

	2008	2009	2010	2011	2012

Enterprise	$329	$245	$245	$245	$184
Postilion	$3,326	$2,445	$1,335	$1,282	$706
     The changes in the carrying value of our goodwill by segment for the three months ended March 31, 2008 are as follows (in thousands):

	Enterprise	Postilion	Total

Balance, December 31, 2007	$49,616	$75,665	$125,281
Utilization of acquisition related income tax benefits	(11)	—	(11)

Balance March 31, 2008	$49,605	$75,665	$125,270

7. RESTRUCTURING CHARGES
     2003 and Prior Restructuring Plans. For restructuring plans undertaken in 2003 and prior years, the restructuring reserves as of December 31, 2007 and March 31, 2008 and their utilization for the three months ended March 31, 2008, are summarized below (in thousands). During the period, there were no changes in estimates.

Lease Costs

Balance, December 31, 2007	$2,290
Amounts utilized	(200)

Balance, March 31, 2008	$2,090

     2005 Restructuring Plan. The restructuring reserves as of December 31, 2007 and March 31, 2008 and their utilization for the three months ended March 31, 2008, are summarized below (in thousands). During the period, there were no changes in estimates.

	Personnel Costs	Lease Costs	Total

Balance, December 31, 2007	$33	$2,356	$2,389
Amounts utilized	—	(281)	(281)

Balance, March 31, 2008	$33	$2,075	$2,108

     2006 Restructuring Plan. The restructuring reserves as of December 31, 2007 and March 31, 2008 and their utilization for the three months ended March 31, 2008, are summarized below (in thousands). During the period, there were no changes in estimates.

	Personnel Costs	Lease Costs	Total

Balance, December 31, 2007	$833	$3,712	$4,545
Amounts utilized	(77)	(329)	(406)

Balance, March 31, 2008	$756	$3,383	$4,139

     The restructuring reserves at March 31, 2008 include future rent payments for vacated facilities, net of anticipated sublease income, and severance payments to terminated employees. We expect to make future cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $8.3 million, of which we anticipate to pay or extinguish approximately $3.2 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.
8. ACCRUED OTHER EXPENSES
     Accrued other expenses consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Accrued service fees payable	$2,845	$3,190
Accrued third party products and royalties	1,089	1,359
Sales and income taxes payable	2,464	1,035
Accrued contract losses	667	720
Other	2,143	1,894

Total	$9,208	$8,198

9. CONTINGENCIES AND DEBT
     Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or which our or their property is subject.
     Guarantees. We typically grant our customers a warranty that guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these guarantees as of March 31, 2008.
     Long-term Debt. Our debt obligations consist mainly of notes payable on our property and capital leases on computer hardware equipment. The carrying value of our debt obligations approximates their fair value given their market rates of interest and maturity schedules. Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Capital leases	$6,133	$7,030
Note payable on property	5,199	5,214
Other notes payable	265	286

Total debt	$11,597	$12,530
Less current portion	(3,751)	(3,725)

Total long-term debt	$7,846	$8,805

10. INCOME TAXES
     As of March 31, 2008, we have $11.4 million of unrecognized tax benefits of which $2.1 million was reflected as a non-current liability. Due to the release of the valuation allowance associated with a portion of these unrecognized tax benefits, a $1.8 million non-current deferred tax asset was also reflected on the balance sheet as of March 31, 2008. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, accrued interest and penalties related to uncertain tax positions were immaterial.

     We do not expect any significant increases in the unrecognized tax benefit within twelve months of the reporting date. During the quarter ended March 31, 2008, there was no change in unrecognized tax benefits. Within twelve months of the reporting date, we expect that unrecognized tax benefits will decrease by approximately $2.0 million due to the expiration of the statute of limitations in various jurisdictions. The decrease relates primarily to intercompany loans and fixed assets.
     The tax years 2004, 2005, 2006 and 2007 remain open to examination by the taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1997, 1998, 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years 2004, 2005, 2006 and 2007.
11. STOCK OPTION PLANS
     We maintain certain stock compensation plans providing for the grant of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. Please refer to our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for more discussion of our accounting policies and treatment of stock-based awards.
     We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment, as of March 31, 2008, of our approximate $223.3 million of domestic tax net operating loss carryforwards, the benefit of approximately $200.5 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, we have approximately $71.3 million and $3.5 million, respectively, of foreign and domestic tax net operating loss carryforwards unaffected by this accounting treatment. There was no capitalized stock-based compensation cost as of March 31, 2008. We did not recognize any tax benefits during the three months ended March 31, 2008.
     As of March 31, 2008, we had 430,409 shares available for future grants under the plans and our stock option plans provide for the issuance of 6,414,228 shares of common stock if all outstanding options exercised, restricted shares vested and available grants were issued and exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans. During the three months ended March 31, 2008, we granted 30,000 stock options at a weighted average grant price of $7.30 and 5,000 shares of restricted stock at a weighted average grant price of $7.30.
     The fair values for stock options were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	44.8%	46.0%
Risk-free interest rate	2.3%	5.0%
Expected life	4.4 years	4.0 years
     The fair values for SARs were determined using the Black-Scholes option-pricing model with the following assumptions and respective closing stock price:

	March 31,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	43.6%	47.0%
Risk-free interest rate	1.9%	5.0%
Expected life	3.3 years	4.4 years

     The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Operating expenses:
Cost of professional services, support and maintenance	$46	$87
Cost of data center	25	15
Selling and marketing	724	919
Product development	322	342
General and administrative	771	542

Total stock-based compensation expense	$1,888	$1,905

     The following table shows the total unrecognized stock-based compensation expense as of March 31, 2008 related to non-vested awards and the weighted average period over which the expense is expected to be recognized using the mid point method. The stock-based compensation expense for stock options and restricted stock was based on grant date fair value of the awards for the remaining unvested periods. For stock appreciation rights, the stock-based compensation expense was based on the March 31, 2008 valuation for the remaining unvested periods.

	Unrecognized	Weighted
	Expense	Average Period
	(in thousands)	(in years)

Stock Options	$4,460	1.1
Restricted Stock	550	0.7
Stock Appreciation Rights	1,530	0.3
12. STOCKHOLDER’S EQUITY
     On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $30.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under our stock repurchase program. On December 12, 2007, our Board of Directors authorized the repurchase of an additional $10.0 million of our common stock under our stock repurchase program, bringing the total authorization to $60.0 million. There is no expiration date for this program. Stock repurchases and retirements for the program since inception in May 2007 were 6.9 million shares for a total cost of $52.0 million and for the three months ended March 31, 2008, we repurchased and retired 318 thousand shares for a total cost of $1.7 million. These costs do not include related transaction fees of approximately $0.02 per share.

13. SEGMENT REPORTING AND MAJOR CUSTOMERS
     We operate and manage our business in two segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions and includes our business with State Farm Mutual Automobile Insurance Company (“State Farm”). The Postilion segment represents the community financial, full service banking and lending businesses in North America, and payment processing and card management solutions globally.
     We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three months ended March 31, 2008 and 2007. We do not use any asset-based metrics to measure the operating performance of our segments.
     The following tables show our revenues and operating income for our reportable segments (in thousands):

	Three Months Ended March 31, 2008
	Enterprise	Postilion	Total

Revenues:
Software license	$1,423	$7,916	9,339
Support and maintenance	3,723	7,981	11,704
Professional services	17,090	3,980	21,070
Data center	7,057	5,210	12,267
Other revenue	195	98	293

Total revenue	$29,488	$25,185	$54,673

Operating expenses:
Direct costs	14,911	10,130	25,041
Selling and marketing	4,187	4,029	8,216
Product development	4,099	2,656	6,755
General and administrative	3,250	3,185	6,435
Depreciation	1,155	787	1,942
Amortization of other intangible assets	—	283	283

Total operating expenses	27,602	21,070	48,672

Operating income	$1,886	$4,115	$6,001

	Three Months Ended March 31, 2007
	Enterprise	Postilion	Total
Revenues:
Software license	$1,055	$4,707	$5,762
Support and maintenance	3,416	7,059	10,475
Professional services	15,473	3,959	19,432
Data center	5,705	5,995	11,700
Other revenue	155	42	197

Total revenue	$25,804	$21,762	$47,566

Operating expenses:
Direct costs	13,547	9,288	22,835
Selling and marketing	3,184	4,214	7,398
Product development	3,015	2,989	6,004
General and administrative	3,810	2,889	6,699
Depreciation	1,219	615	1,834
Amortization of other intangible assets	45	282	327

Total operating expenses	24,820	20,277	45,097

Operating income	$984	$1,485	$2,469

     Geography. Revenues from international operations were $14.8 million and $9.6 million for the three months ended

March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, approximately $1.2 million and $1.3 million, respectively, of total property and equipment were located outside of the United States. As of March 31, 2008 and December 31, 2007, approximately $45.8 million and $46.9 million, respectively, of total assets excluding Goodwill and Intangibles were located outside of the United States.
     Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenues) in the Enterprise segment. Our Company derived 19% and 26% of our total revenues from State Farm during the three months ended March 31, 2008 and 2007, respectively. Our Enterprise segment derived 36% and 48% of the segment’s revenues from State Farm during the three months ended March 31, 2008 and 2007, respectively.
14. NET INCOME PER COMMON SHARE
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
     Net income has been allocated to the common and convertible preferred stock based on their respective rights to share in dividends. We excluded 749,064 shares of series B preferred stock that converts into 1,070,090 shares of common stock from diluted earnings per share under the if-converted method because the effect is anti-dilutive. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options, restricted stock, or other rights to issue common stock were exercised and resulted in additional shares of common stock outstanding that would share in our earnings.

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, except per share data)

Basic earnings per share:
Net Income	$5,190	$2,967
Amount allocated to participating preferred stockholders	(96)	(51)

Net income available to common stockholders	$5,094	$2,916

Weighted average common shares outstanding	56,530	61,505
Basic earnings per share	$0.09	$0.05

Diluted earnings per share:
Net income	$5,190	$2,967
Amount allocated to participating preferred stockholders	(96)	(51)

Net income available to common stockholders	$5,094	$2,916

Weighted average common shares outstanding	56,530	61,505
Weighted average effect of common stock equivalent stock options and restricted stock	572	297

Weighted average diluted shares outstanding	57,102	61,802
Diluted earnings per share	$0.09	$0.05

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
     You are urged to read the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2007.
Executive Overview
     S1 Corporation is a global provider of software and related services that automate the processing of financial transactions. Our solutions are designed for financial organizations including banks, credit unions, and insurance companies and transaction processors, payment card associations, and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents the community financial, full service banking and lending businesses in North America, and payment processing and card management solutions globally.

	Enterprise	Postilion
Brands	S1 Enterprise	Postilion	FSB
Retail Online
Personal Banking	Global	US	—
Business Banking	Global	US	—
Mobile Banking and Payments	Global	Global	—
Voice Banking	Global	US	—

Treasury Online
Corporate Banking	Global	—	—
Trade Finance	Global	—	—

Insurance	US	—	—

Payments	—	Global	—

Branch Banking
Teller	Global	—	US
Sales and Service	Global	—	US
Call Center	Global	—	US

Lending	—	—	US

Bill pay services	US	US	—
     We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as transaction processors and retailers. Our solutions address the needs of small, mid-sized and large organizations. We derive a significant portion of our revenues from licensing our solutions and providing professional services. We generate recurring revenues from support and maintenance as well as revenue related to hosting applications in our data center and electronic bill payment services. We also generate recurring revenues by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. Subscription license revenue is recognized evenly over the term of the contract which is typically between three to five years, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the installation period.
     Our Enterprise segment supports channels that financial institutions use to interact with customers, including self service channels such as Retail Online solutions for Internet personal and business banking as well as mobile banking, Treasury Online solutions for corporate banking and trade finance, and Branch and Call Center and solutions for full service channels such as teller, branch, sales and service and call center. Historically, we have licensed the Enterprise suite of products on both a perpetual and subscription basis, but since the fourth quarter of 2006, Enterprise products have been primarily offered on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products going forward, license revenues may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity.
     Our Postilion segment provides Internet personal and business banking, voice banking, and mobile banking solutions to community banks and credit unions, as well as payment processing and card management solutions which drive automated teller machines (“ATM”) and point-of-sale (“POS”) devices to financial institutions, retailers, third-party processors, payments associations, and other transaction generating endpoints. In addition, through our FSB Solutions brand, the Postilion segment offers full service banking and lending applications including teller, sales and service activities including new account opening, and solutions for the call center agent’s desktop. We license our Postilion suite of Internet, telephone and mobile banking applications primarily on a subscription basis. Postilion’s payment processing and management and full service banking solutions are primarily licensed on a perpetual basis.
Geography and Significant Customers
     We sell our solutions to small, mid-sized and large organizations in two geographic regions: (i) Americas, and (ii) International. Additional information about our business segments, geographic disclosures and major customers is presented in Note 13 to our unaudited condensed consolidated financial statements contained elsewhere in this report.
Recent Accounting Pronouncements and Critical Accounting Policies and Estimates
     For a complete list of the recent accounting pronouncements, please refer to Note 2 in the unaudited condensed consolidated financial statements contained elsewhere in this report. For a complete list of our critical accounting policies and estimates, please refer to the notes to the consolidated financial statements and the section for Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.
Comparison of the Three Months Ended March 31, 2008 and 2007
     Revenues. The following table sets forth our revenue data for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenues:
Software license	$1,423	$7,916	$9,339	$1,055	$4,707	$5,762
Support and maintenance	3,723	7,981	11,704	3,416	7,059	10,475
Professional services	17,090	3,980	21,070	15,473	3,959	19,432
Data center	7,057	5,210	12,267	5,705	5,995	11,700
Other revenue	195	98	293	155	42	197

Total revenue	$29,488	$25,185	$54,673	$25,804	$21,762	$47,566

     Total revenues increased by $7.1 million, or 15%, for the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily in the Enterprise segment’s Professional services and Data center revenues as well as the Postilion segment’s Software license revenues. We derived approximately 19% and 26% of our total revenues from State Farm for the three months ended March 31, 2008 and 2007, respectively. We expect our State Farm revenue in 2008 to be between $38.0 and $41.0 million.
     Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenues for our support and maintenance, data center, and licenses will be impacted by this shift in revenue recognition. Our total Software license revenues include subscription revenue of $2.6 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively. This reflects the acceptance of the Postilion segment’s community financial products on a subscription basis. The Enterprise segment currently sells licenses on a perpetual basis, but sold subscription licenses in the past.
     Since the sales cycle for large financial institutions and retailers can last from six to eighteen months, software license and professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services and Software license revenue can increase or decrease based on progress towards completion of projects, including project delays. Software license revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method, typically measured by the percentage of labor hours incurred to date to estimated labor hours for each contract. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
     Our Enterprise segment revenues increased $3.7 million, or 14%, for the three months ended March 31, 2008 compared to the same period in 2007. Software license revenues for our Enterprise segment were $1.4 million for the three months ended March 31, 2008, an increase of $0.4 million from the same period in 2007, due to increased licensing of our Retail Online and legacy call center products. Support and maintenance revenues for our Enterprise segment were $3.7 million for the three months ended March 31, 2008, an increase of $0.3 million from the same period in 2007, due primarily to increased licensing activity in our Treasury Online business and our international business. Professional services revenues for our Enterprise segment were $17.1 million for the three months ended March 31, 2008, an increase of $1.6 million from the same period in 2007, due to growth in the number of customer projects in our Retail Online and Treasury Online businesses and our international business, partially offset by a decline in projects with our largest customer. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Enterprise segment were $7.1 million the three months ended March 31, 2008, which increased $1.4 million from the same period in 2007, due primarily to an increase in the volume of transactions for existing customers and the adoption of multi-factor authentication solutions. Other revenues consist primarily of sales of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 36% and 48% of our Enterprise segment’s revenues from our largest customer for the three months ended March 31, 2008 and 2007, respectively.
     Our Postilion segment revenues increased $3.4 million, or 16%, for the three months ended March 31, 2008 compared to the same period in 2007. Software license revenues for our Postilion segment were $7.9 million for the three months ended March 31, 2008, an increase of $3.2 million compared to the same period in 2007, due primarily to increased licensing of our payment solution products. Additionally, our community financial customers in North America continued to convert from annual maintenance revenue and support agreements to long-term subscription agreements during 2007, which in some cases included hosting services. Support and maintenance revenues for the Postilion segment were $8.0 million for the three months ended March 31, 2008, an increase of $0.9 million from the same period in 2007, due primarily to increased licensing activity from the payment solution products and growth in our full service banking business. Professional services revenues for the Postilion segment were relatively unchanged at $4.0 million for the three months ended March 31, 2008 compared to the same period in 2007. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenues for our Postilion segment were $5.2 million for the three months ended March 31, 2008, a decrease of $0.8 million from the same period in 2007, due in part to customer attrition in our community financial business and the conversion of some hosted customers to subscription agreements during 2007, offset slightly by the addition of a hosted payment solution customer in late 2007. Other revenues consist primarily of sales of third party hardware and software that is used in connection with our products. Other revenues fluctuate based on the timing and mix of products and services sold in connection with particular transactions.
     Stock-based compensation costs. Operating expenses below include stock-based compensation as provided in this table (in thousands):

	Three Months Ended March 31,
	2008	2007
Operating expenses:
Cost of professional services, support and maintenance	$46	$87
Cost of data center	25	15
Selling and marketing	724	919
Product development	322	342
General and administrative	771	542

Total stock-based compensation expense	$1,888	$1,905

     Direct costs. Direct costs increased $2.2 million for the three months ended March 31, 2008 compared to the same period in 2007. As a percentage of revenues, direct costs were 46% and 48% for the three months ended March 31, 2008 and 2007, respectively. Direct costs exclude charges for depreciation of property and equipment.
     Costs of software licenses for our products sold include the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The cost of software licenses could increase in future periods as we license and install more of our products that include third party products. Purchased technology amortization was $0.7 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. As the majority of costs of software licenses is the amortization of purchased technology, software license costs are generally flat but can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the costs of software licenses were 10% and 15% of software license revenues for the three months ended March 31, 2008 and 2007, respectively.
     Costs of professional services, support and maintenance consist primarily of personnel and related infrastructure costs and exclude charges for depreciation of property and equipment. Direct costs associated with professional services, support and maintenance increased $1.5 million for the three months ended March 31, 2008 compared to the same period in 2007. Enterprise’s Retail Online and Treasury Online businesses and Postilion’s payment business increased staff to accommodate the growth in professional service projects and to provide additional customer support. As a percentage of revenue, costs of professional services, support and maintenance were 53% and 54% of support and maintenance and professional services revenues for the three months ended March 31, 2008 and 2007, respectively.
     Costs of data center consist primarily of personnel costs, facility costs and related infrastructure costs necessary to support our data center business and exclude charges for depreciation of property and equipment. Data center costs increased $0.8 million for the three months ended March 31, 2008 compared to the same period in 2007, due primarily to higher costs in our Enterprise segment because of an increase in the number of transactions processed. The increase is reflected in the growth in Enterprise’s data center revenues. However, Enterprise’s data center costs as a percentage of revenues for Enterprise have improved. The Postilion segment’s conversion of customers to subscription agreements during 2007 impacted data center and software license cost as a percentage of revenue. As a percentage of data center revenues, costs of data center were 53% and 50% for the three months ended March 31, 2008 and 2007, respectively.
     Selling and marketing expenses. Total selling and marketing expenses increased by $0.8 million for the three months ended March 31, 2008 compared to the same period in 2007, primarily in the Enterprise segment for bonus and commission expense associated with higher revenues. Additionally, both segments increased selling and marketing staff during 2007 to support sales growth. However, these cost increases were partially offset by lower stock-based compensation expense in 2008. As a percentage of revenues, selling and marketing expenses were 15% and 16% for the three months ended March 31, 2008 and 2007, respectively.
     Product development expenses. Total product development expenses increased by $0.8 million for the three months ended March 31, 2008 compared to the same period in 2007 which is mainly attributable to the Enterprise segment as we continue to enhance solutions for all channels and expand applications for international customers. As a percentage of revenues, product development expenses were 12% and 13% for the three months ended March 31, 2008 and 2007, respectively. During 2008, we intend to further invest in Postilion’s Internet banking products as we continue to enhance functionality.
     Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     General and administrative expenses. General and administrative expenses decreased by $0.3 million for the three months ended March 31, 2008 compared to the same period in 2007. We incurred higher professional consulting fees in 2007 but this was partially offset by higher stock based compensation expense and personnel costs in 2008. As a percentage of revenues, general and administrative expenses were 12% and 14% for the three months ended March 31, 2008 and 2007, respectively.
     Depreciation. Depreciation expense was $1.9 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.
     Amortization of other intangible assets. Amortization of other intangible assets, which includes our acquired customer lists, was $0.3 million for both the three months ended March 31, 2008 and 2007.
     Interest and other income, net. Interest and other income, net, decreased by $0.6 million for the three months ended March 31, 2008 compared to the same period in 2007. Our interest income has decreased due to lower cash balances, more conservative investments resulting in lower rates, and impairment charges related to our mutual fund trust investment.
     Income tax expense. We recorded income tax expense of $1.1 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. In 2008 and 2007, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset income.
     We have recorded a valuation allowance on most of our deferred tax assets. In order to release the valuation allowance we must show a history of sustained profitability. At such time, we will make a determination to reverse all or a portion of the valuation allowance related to net operating loss carryforwards based on estimates regarding our future earnings and the recoverability of the net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed. If we continue to sustain profitability during 2008, we may release all or a portion of the valuation allowance as early as the second half of 2008.
     We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during the three months ended March 31, 2008 and 2007, respectively. We do not believe this will have a material impact in 2008.
     Although we have fully reserved net deferred tax assets of approximately $152.4 million as of March 31, 2008 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
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
Liquidity and Capital Resources
     The following tables show selected information about our cash flows during the three months ended March 31, 2008 and 2007 and selected balance sheet data as of March 31, 2008 and December 31, 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities before
changes in operating assets and liabilities	$10,391	$8,534
Change in operating assets and liabilities	(5,597)	(8,212)

Net cash provided by operating activities	4,794	322
Net cash provided by investing activities	7,308	12,810
Net cash (used in) provided by financing activities	(2,065)	569
Effect of exchange rates on cash and cash equivalents	75	19

Net increase in cash and cash equivalents	$10,112	$13,720

	As of
	March 31, 2008	December 31, 2007

Cash and cash equivalents	$55,123	$45,011
Short term investments	18,048	23,855
Working capital	68,264	64,318
Total assets	286,448	281,844
Total stockholders’ equity	215,163	209,905
     Operating Activities. For the three months ended March 31, 2008, cash provided by operations was $4.8 million, compared to $0.3 million for the same period in 2007. The change in net cash flows from operating activities before changes in operating assets and liabilities was an increase of $1.9 million, reflecting growth in cash provided from operating income. We have improved operating income by growing revenue while controlling costs, thereby increasing margins. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital requirements, debt obligations, and capital expenditures for at least the next 12 months.
     Cash provided by operations for the three months ended March 31, 2008 included the effects of:
•	our net income of $5.2 million;

•	depreciation and amortization expense of $3.0 million;

•	stock based compensation expense of $1.9 million;

•	an increase of $5.3 million in accounts receivable primarily due to an increase in unbilled receivables;

•	an increase in accounts payable of $1.0 million due to the timing of invoices;

•	a decrease of $2.4 million for payments made from the restructuring reserve and changes in the bonus obligation; and

•	an increase of $1.4 million for sales and income taxes payable.
     Cash provided by operations for the three months ended March 31, 2007 included the effects of:

•	our net income of $3.0 million;

•	depreciation and amortization expense of $3.0 million;

•	stock based compensation expense of $1.9 million;

•	a decrease in accrued expenses and other liabilities of $8.1 million as a result of payments made from our restructuring reserve and changes in the bonus obligation;

•	a decrease of $4.1 million in accounts receivable as a result of collections from our largest customer; and

•	a decrease of $4.3 million in deferred revenues due to work completed for our largest customer.
     Investing Activities. Cash provided by investing activities was $7.3 million for the three months ended March 31, 2008 compared to $12.8 million in the same period in 2007.
     In the first three months of 2008, we:
•	converted $5.8 million, net, from short-term investments to cash and cash equivalents;

•	received $3.7 million from the release of escrow related to the sale of our Risk and Compliance segment; and

•	purchased $2.2 million of property and equipment for hardware expenditures and building improvements.
     In the first three months of 2007, we:
•	converted $13.2 million, net, from short-term investments to cash and cash equivalents; and

•	purchased $0.4 million of property and equipment.
     Financing Activities. Cash used in financing activities was $2.1 million for the three months ended March 31, 2008 compared to cash provided by financing activities of $0.6 million in the same period in 2007. We expect proceeds from the exercise of stock options to offset some of our obligations to settle stock appreciation rights awards in cash in future periods.
     In the first three months of 2008, we:
•	paid $1.7 million for the repurchase of our common stock pursuant to an authorized stock repurchase program;

•	received $0.6 million from the sale of common stock under our employee stock option plans offset by payments for the exercise of stock appreciation rights; and

•	paid $0.9 million for capital lease and debt obligations.
     In the first three months of 2007, we:
•	received $1.4 million from the sale of common stock under our employee stock option plans; and

•	paid $0.8 million for capital lease and debt obligations.
     Investments. At March 31, 2008, we had $7.1 million of short-term investments in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007. In December 2007, we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. We received $3.7 million of redemptions from this mutual fund trust during the three months ended March 31, 2008. We expect most of the fund to be paid out in 2008 as the underlying investments mature or are liquidated.
     Stock Repurchase Program. During 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $60.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. There is no expiration date for this program. Stock repurchases and retirements for the program since inception in May 2007 were 6.9 million shares for a total cost of $52.0 million. For the three months ended March 31, 2008, we repurchased and retired 318 thousand shares for a total cost of $1.7 million. These costs do not include related transaction fees of approximately $0.02 per share.
     Restructuring. The restructuring reserves include future rent payments for vacated facilities, net of anticipated sublease income and severance payments to terminated employees. As of March 31, 2008, we expect to make future cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $8.3 million, of which we anticipate to pay or extinguish approximately $3.2 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.

     Stock Appreciation Rights Awards. As of March 31, 2008, we have a cash liability of approximately $2.0 million related to our November 2006 stock appreciation rights awards that are vested and exercisable at the discretion of the employees holding such awards. Additionally, in the fourth quarter of 2008, the remaining stock appreciation rights awards are scheduled to vest and the estimated cash liability for these awards is $3.3 million based on our valuation which uses our closing share price, among other factors, as of March 31, 2008.
     Capital Requirements. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital requirements, debt obligations, and capital expenditures for at least the next 12 months. We expect cash flows from operations will continue to exceed our working capital, debt obligations and capital expenditures going forward. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or issue debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.
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
     Our development center in India is not naturally hedged for foreign currency risk since they satisfy their obligations in their local currency and are funded in U.S. dollars. In order to mitigate foreign currency risk in India, we have funded approximately all their expected costs for 2008 as of December 31, 2007 by exchanging U.S. dollars into Indian Rupees. While this does not hedge our exposure in our statement of operations, this does hedge our cash position against foreign currency fluctuations between the U.S. dollar and Indian Rupee for 2008.
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
     Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or which our or their property is subject.
Item 1A. Risk Factors
     For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007. During the three months ended March 31, 2008, there were no material changes to the Risk Factors. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of our common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number		as part of a publicly	may yet be purchased
	of shares	Average price	announced plan or	under the plan or
Period	purchased	paid per share	program	program

January 1, 2008 - January 31, 2008	316,500	$5.45	316,500	$8,017,012

February 1, 2008 - February 29, 2008	1,700	$5.50	1,700	$8,007,662

March 1, 2008 - March 31, 2008	—	$—	—	$8,007,662

Total	318,200	$5.45	318,200

     During 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $60.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. There is no expiration date for this program. Stock repurchases and retirements for the program since inception in May 2007 were 6.9 million shares for a total cost of $52.0 million which does not include related transaction fees of approximately $0.02 per share.
Item 6. Exhibits

Exhibit
No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

Exhibit
No.	Exhibit Description

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 6, 2008.

S1 CORPORATION
By:	/s/ JOHN A. STONE
John A. Stone
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)