Form 10-Q
period 2008-06-30
S1 CORP /DE/
filed 2008-08-08
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     Shares of common stock outstanding as of July 21, 2008: 56,659,342

S1 CORPORATION
QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,433	$45,011
Short-term investments	13,258	23,855
Accounts receivable, net	48,765	39,969
Prepaid expenses	4,000	3,354
Other current assets	1,945	6,389

Total current assets	135,401	118,578
Property and equipment, net	21,760	20,906
Intangible assets, net	9,268	11,240
Goodwill, net	125,073	125,281
Other assets	6,055	5,839

Total assets	$297,557	$281,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,672	$2,300
Accrued compensation and benefits	12,154	10,649
Accrued restructuring	2,682	3,043
Accrued other expenses	9,557	8,198
Deferred revenues	30,926	26,345
Current portion of debt obligation	3,559	3,725

Total current liabilities	62,550	54,260
Debt obligation, excluding current portion	7,103	8,805
Accrued restructuring, excluding current portion	4,303	6,181
Other liabilities	2,784	2,693

Total liabilities	76,740	71,939

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	566	567
Additional paid in capital	1,812,255	1,810,783
Accumulated deficit	(1,599,481)	(1,609,807)
Accumulated other comprehensive loss:
Net gain (loss) on derivative financial instruments	10	(97)
Cumulative foreign currency translation adjustment	(2,533)	(1,541)

Total stockholders’ equity	220,817	209,905

Total liabilities and stockholders’ equity	$297,557	$281,844

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	56,635,296	56,748,906
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Software licenses	$8,055	$7,755	$17,394	$13,517
Support and maintenance	12,584	11,227	24,288	21,702
Professional services	23,657	21,681	44,727	41,113
Data center	11,921	11,730	24,188	23,430
Other	271	205	564	402

Total revenues	56,488	52,598	111,161	100,164

Operating expenses:
Cost of software licenses (1)	1,090	940	2,070	1,832
Cost of professional services, support and maintenance (1)	18,008	16,722	35,483	32,724
Cost of data center (1)	6,401	6,390	12,958	12,189
Cost of other revenue	80	130	109	272
Selling and marketing	9,343	7,767	17,559	15,165
Product development	7,028	5,906	13,782	11,910
General and administrative	6,382	7,710	12,818	14,409
Depreciation	1,921	1,737	3,863	3,571
Amortization of other intangible assets	282	283	565	610

Total operating expenses (2)	50,535	47,585	99,207	92,682

Operating income	5,953	5,013	11,954	7,482
Interest and other income, net	124	784	418	1,655

Income before income tax expense	6,077	5,797	12,372	9,137
Income tax expense	(941)	(848)	(2,046)	(1,221)

Net income	$5,136	$4,949	$10,326	$7,916

Earnings per share:
Basic	$0.09	$0.08	$0.18	$0.13

Diluted	$0.09	$0.08	$0.18	$0.13

Weighted average common shares outstanding — basic	56,622,937	61,217,364	56,576,868	61,360,540
Weighted average common shares outstanding — fully diluted	57,435,766	62,226,463	57,273,585	61,969,133

(1)	Excludes charges for depreciation. Cost of software license includes amortization of purchased technology.

(2)	Includes stock-based compensation expenses of $2.3 and $3.1 million for the three months ended June 30, 2008 and 2007, respectively, and $4.2 and $5.0 million for the six months ended June 30, 2008 and 2007, respectively. For further discussion, please refer to Note 11 of the unaudited condensed consolidated financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$10,326	$7,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,835	5,665
Provision for doubtful accounts receivable and billing adjustments	(385)	994
Stock-based compensation expense	4,194	5,013
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,627)	2,947
Increase in prepaid expenses and other assets	(23)	(1,969)
Increase (decrease) in accounts payable	1,157	(1,429)
Decrease in accrued expenses and other liabilities	(612)	(5,284)
Increase (decrease) in deferred revenues	4,473	(666)

Net cash provided by operating activities	16,338	13,187

Cash flows from investing activities:
Maturities of short-term investment securities	11,450	29,255
Purchases of short-term investment securities	(853)	(7,863)
Amounts held in escrow related to sale of business	3,712	—
Purchases of property, equipment and technology	(4,717)	(1,871)

Net cash provided by investing activities	9,592	19,521

Cash flows from financing activities:
Proceeds from exercise of employee stock options	828	2,729
Payments on stock appreciation rights	(168)	—
Payments on capital leases and debt obligations	(1,868)	(1,897)
Repurchase of common stock	(1,739)	(15,590)

Net cash used in financing activities	(2,947)	(14,758)

Effect of exchange rate changes on cash and cash equivalents	(561)	204

Net increase in cash and cash equivalents	22,422	18,154
Cash and cash equivalents at beginning of period	45,011	69,612

Cash and cash equivalents at end of period	$67,433	$87,766

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Treasury Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Income
Balance at December 31, 2006	749,064	$10,000	—	$—	61,290,973	$613	$1,845,529	$(1,629,302)	$(2,611)	$224,229
Net income	—	—	—	—	—	—	—	7,916	—	7,916	7,916
Net unrealized losses on investment securities	—	—	—	—	—	—	—	—	18	18	18
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	166	166	166
Common stock issued upon the exercise of stock options	—	—	—	—	627,754	6	2,723	—	—	2,729	—
Stock-based compensation expense		—	—	—	—	—	2,317	—	—	2,317	—
Repurchase and retirement of common stock	—	—	—	—	(1,811,707)	(18)	(14,701)	—	—	(14,719)	—
Treasury Stock (at cost)	—	—	(109,100)	(871)	—	—	—	—	—	(871)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$8,100

Balance at June 30, 2007	749,064	$10,000	(109,100)	$(871)	60,107,020	$601	$1,835,868	$(1,621,386)	$(2,427)	$221,785

Balance at December 31, 2007	749,064	$10,000	—	$—	56,748,906	$567	$1,810,783	$(1,609,807)	$(1,638)	$209,905
Net income	—	—	—	—	—	—	—	10,326	—	10,326	10,326
Net unrealized losses on investment securities	—	—	—	—	—	—	—	—	107	107	107
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(992)	(992)	(992)
Common stock issued upon the exercise of stock options	—	—	—	—	204,590	2	826	—	—	828	—
Stock-based compensation expense			—	—	—	—	2,382	—	—	2,382	—
Repurchase and retirement of common stock	—	—	—	—	(318,200)	(3)	(1,736)	—	—	(1,739)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$9,441

Balance at June 30, 2008	749,064	$10,000	—	$—	56,635,296	$566	$1,812,255	$(1,599,481)	$(2,523)	$220,817

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
     S1 Corporation (“S1”) is a global provider of software and related services that automate the processing of financial transactions. Our solutions are designed for financial organizations including banks, credit unions, and insurance companies and transaction processors, payment card associations, and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents the community and regional, full service banking and lending businesses in North America, and payment processing and card management solutions globally.
     When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2008, our results of operations for the three and six months ended June 30, 2008, and cash flows for the six months ended June 30, 2008. The data in the consolidated balance sheet as of December 31, 2007 was derived from our audited consolidated balance sheet as of December 31, 2007, as presented in our Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Please refer to Note 4 of our unaudited consolidated financial statements for additional disclosures on fair value measurements.
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

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. This standard replaces the existing guidance in SFAS No. 141 and is effective for business combinations completed in the first annual reporting period beginning after December 15, 2008. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS No. 141R retains the existing fundamental concepts of accounting for the income tax consequences of business combinations. However, SFAS No. 141R changed some aspects of the accounting for income taxes in a business combination. Currently, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as part of the business combination (a reduction of goodwill with a corresponding increase in tax expense). Under SFAS No. 141R, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as a reduction of the acquirer’s income tax provision in the period of the business combination. We believe the implementation of this statement in connection with our valuation allowance for acquired deferred tax assets will not be material to our financial position or results of operations.
3. INVESTMENTS
     The fair value of our short-term investments did not significantly differ from their carrying values at June 30, 2008 and December 31, 2007. As of June 30, 2008, we had a $5.6 million short-term investment in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007. In December 2007, we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. We received $5.2 million of redemptions from this mutual fund trust, and had an impairment charge of approximately $0.1 million, during the six months ended June 30, 2008. Our short-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Certificates of deposit	$7,661	$12,961
Mutual fund trust	5,597	10,894

Total	$13,258	$23,855

4. FAIR VALUE MEASUREMENTS
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We adopted the provisions, as it relates to financial assets and liabilities, of SFAS No. 157 as of January 1, 2008. As of June 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis which included our derivative assets and a specific mutual fund trust. The adoption of the provisions of SFAS No. 157 did not materially impact our financial condition, results of operations or cash flow.
     We have derivative assets that are foreign currency options designated as cash flow hedges for a certain customer in which our costs are denominated in United States Dollars while the customer pays us in British Pounds Sterling. The option has expiration dates at each quarter end through March 31, 2009. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss), and if exercised, reclassified into revenue in the period during which a specific hedged transaction affects earnings. We categorized the derivative assets as Level 2 and determined the value of option contracts utilizing a standard option pricing model based on inputs that are quoted by counterparties to this contract.

     Generally, we hold our cash reserves in different types of cash funds. In December 2007, we were informed that one of these funds (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. As such, we began to account for this mutual fund trust under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The mutual trust fund value is now determined based on the valuation of the individual investment securities it holds, many of which are separately valued based on a combination of Level 1 and Level 2 inputs. The Level 2 inputs include, for example, values for comparable issued securities. The net asset value of the fund may fluctuate depending on the value of these underlying securities. The net asset value of our investment in the mutual trust fund continues to be reported by the fund manager. Based on the mutual trust fund holding underlying securities subject to a Level 2 valuation, we have categorized our investment in the mutual fund trust as a Level 2 investment. During the three months ended March 31, 2008, we deemed fluctuations in fair value related to the fund as other than temporary and recorded an impairment charge of $0.1 million. The fund value did not fluctuate significantly in the three months ended June 30, 2008, and we have not taken an impairment charge during the quarter.
     The following table summarizes the assets carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual fund trust	$5,597	$—	$5,597	$—
Derivative assets	7	—	7	—

Total	$5,604	$—	$5,604	$—

5. OTHER CURRENT ASSETS
     In August 2006, we completed the sale of our Risk and Compliance segment which included $3.5 million that was held in escrow until February 2008. The escrow of $3.5 million, and earned interest of $0.2 million, was released to us in February 2008. Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Deferred tax assets	$168	$208
Escrow deposits and restricted cash	1,071	4,943
Other receivables (non-customer)	706	1,238

Total	$1,945	$6,389

6. GOODWILL AND INTANGIBLE ASSETS
     As of June 30, 2008, our intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
Purchased and acquired technology	$21,938	$(17,897)	$4,041
Customer relationships	12,000	(6,773)	5,227

Total	$33,938	$(24,670)	$9,268

     We recorded amortization expense of $2.0 million and $2.1 million during the six months ended June 30, 2008 and 2007, respectively. Based upon our current intangible assets, we estimate aggregate amortization expense for 2008 and the next four calendar years to be as follows (in thousands):

	2008	2009	2010	2011	2012
Enterprise	$329	$245	$245	$245	$184
Postilion	$3,326	$2,445	$1,335	$1,282	$706

Total Company	$3,655	$2,690	$1,580	$1,527	$890

     The changes in the carrying value of our goodwill by segment for the six months ended June 30, 2008 are as follows (in thousands):

	Enterprise	Postilion	Total
Balance, December 31, 2007	$49,616	$75,665	$125,281
Utilization of acquisition related income tax benefits	(90)	(118)	(208)

Balance June 30, 2008	$49,526	$75,547	$125,073

7. RESTRUCTURING CHARGES
     2003 and Prior Restructuring Plans. For restructuring plans undertaken in 2003 and prior years, the restructuring reserves as of December 31, 2007 and June 30, 2008, and their utilization for the six months ended June 30, 2008, are summarized below (in thousands). We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term.

Lease Costs
Balance, December 31, 2007	$2,290
Amounts utilized	(395)
Adjustments	26

Balance, June 30, 2008	$1,921

     2005 Restructuring Plan. The restructuring reserves as of December 31, 2007 and June 30, 2008, and their utilization for the six months ended June 30, 2008, are summarized below (in thousands). We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term and we adjusted our estimates based on sublease assumptions for certain vacant office space.

	Personnel Costs	Lease Costs	Total
Balance, December 31, 2007	$33	$2,356	$2,389
Amounts utilized	—	(788)	(788)
Adjustments	—	117	117

Balance, June 30, 2008	$33	$1,685	$1,718

     2006 Restructuring Plan. The restructuring reserves as of December 31, 2007 and June 30, 2008, and their utilization for the six months ended June 30, 2008, are summarized below (in thousands). We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term and we negotiated a release from any potential repayments of development grants for an international location of $0.4 million reserved for in 2006.

	Personnel Costs	Lease Costs	Total
Balance, December 31, 2007	$833	$3,712	$4,545
Amounts utilized	(178)	(663)	(841)
Adjustments	(443)	85	(358)

Balance, June 30, 2008	$212	$3,134	$3,346

     Our restructuring reserves at June 30, 2008 include future rent payments for vacated facilities, net of anticipated sublease income, and severance payments to terminated employees. We expect to make future undiscounted cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $7.5 million, of which we anticipate to pay or extinguish approximately $2.7 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011 and we expect to incur accretion expense until all liabilities become short term.
8. ACCRUED OTHER EXPENSES
     Accrued other expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accrued service fees payable	$3,416	$3,190
Accrued third party products and royalties	1,414	1,359
Sales and income taxes payable	2,380	1,035
Accrued contract losses	427	720
Other	1,920	1,894

Total	$9,557	$8,198

9. CONTINGENCIES AND DEBT
     Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or which our or their property is subject.
     Guarantees. We typically grant our customers a warranty, usually 90 days from delivery date, which guarantees that our products will substantially conform to our current specifications. We also indemnify our customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these guarantees as of June 30, 2008.
     Long-term Debt. Our debt obligations consist mainly of notes payable on our property and capital leases on computer hardware equipment. The carrying value of our debt obligations approximates their fair value given their market rates of interest and maturity schedules. Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Capital leases	$5,242	$7,030
Note payable on property	5,178	5,214
Other notes payable	242	286

Total debt	$10,662	$12,530
Less current portion	(3,559)	(3,725)

Total long-term debt	$7,103	$8,805

10. INCOME TAXES
     As of June 30, 2008, we have $11.4 million of unrecognized tax benefits of which $2.1 million was reflected as a non-current liability. Due to the release of the valuation allowance associated with a portion of these unrecognized tax benefits, a $1.8 million non-current deferred tax asset was also reflected on the balance sheet as of June 30, 2008. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, accrued interest and penalties related to uncertain tax positions were immaterial.
     We do not expect any significant increases in the unrecognized tax benefit within twelve months of the reporting date. During the quarter ended June 30, 2008, there was no change in unrecognized tax benefits. Within twelve months of the reporting date, we expect that unrecognized tax benefits will decrease by approximately $2.0 million due to the expiration of the statute of limitations in various jurisdictions. The decrease relates primarily to intercompany loans and fixed assets.
     The tax years 2004, 2005, 2006 and 2007 remain open to examination by the taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1997, 1998, 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years 2004, 2005, 2006 and 2007.
11. STOCK OPTION PLANS
     We maintain certain stock compensation plans providing for the grant or exercise of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. In May 2008, our shareholders approved the 2003 Stock Incentive Plan, Amended and Restated effective February, 26, 2008 (“the Plan”) which, among other things, increased the number of shares available for grant under the Plan by 4,069,591 shares. As of June 30, 2008, we had 2,979,000 shares available for future grants under the Plan. Our current stock option plan and prior plans closed to grants provide for the issuance of 10,399,982 shares of common stock if all outstanding options were exercised, restricted shares vested and available grants were issued and exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans. During the six months ended June 30, 2008, we granted 1,399,000 stock options at a weighted average grant price of $6.40 and 196,000 shares of restricted stock at a weighted average grant price of $6.40.
     We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment, as of June 30, 2008, of our approximate $218.1 million of domestic tax net operating loss carryforwards, the benefit of approximately $200.5 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, we have approximately $69.1 million and $3.5 million, respectively, of foreign and domestic tax net operating loss carryforwards unaffected by this accounting treatment. There was no capitalized stock-based compensation cost as of June 30, 2008. We did not recognize any tax benefits during the six months ended June 30, 2008.
     The fair values for stock option grants were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	44.4%	45.0%
Risk-free interest rate	3.2%	4.9%
Expected life	4.4 years	4.0 years

     The fair values for SARs were determined using the Black-Scholes option-pricing model with the following assumptions and closing stock price of $7.57 and $7.99 for June 30, 2008 and 2007, respectively:

	As of June 30,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	43.6%	49.0%
Risk-free interest rate	2.9%	5.0%
Expected life	3.1 years	4.1 years
     The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Direct and operating expenses:
Cost of professional services, support and maintenance	$27	$191	$73	$278
Cost of data center	22	20	47	35
Selling and marketing	882	1,495	1,606	2,414
Product development	262	665	584	1,007
General and administrative	1,112	737	1,883	1,279

Total stock-based compensation expense	$2,305	$3,108	$4,193	$5,013

     The following table shows the total unrecognized stock-based compensation expense as of June 30, 2008 related to non-vested awards and the weighted average period over which the expense is expected to be recognized using the mid-point method. The stock-based compensation expense for stock options and restricted stock was based on grant date fair value of the awards for the remaining unvested periods. For stock appreciation rights, the stock-based compensation expense was based on the June 30, 2008 valuation for the remaining unvested periods and unsettled vested awards.

	Unrecognized	Weighted
	Expense	Average Period
	(in thousands)	(in years)
Stock Options	$6,927	1.4
Restricted Stock	1,503	1.2
Stock Appreciation Rights	1,155	0.2
12. STOCKHOLDER’S EQUITY
     On May 8, 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $30.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under our stock repurchase program. On December 12, 2007, our Board of Directors authorized the repurchase of an additional $10.0 million of our common stock under our stock repurchase program, bringing the total authorization to $60.0 million. There is no expiration date for this program. Stock repurchases and retirements for the program since inception in May 2007 were 6.9 million shares for a total cost of $52.0 million. For the six months ended June 30, 2008, we repurchased and retired 318,000 shares for a total cost of $1.7 million.

13. SEGMENT REPORTING AND MAJOR CUSTOMERS
     We operate and manage our business in two segments: Enterprise and Postilion. The Enterprise segment represents our global banking solutions primarily targeting larger financial institutions and includes our insurance business with State Farm Mutual Automobile Insurance Company (“State Farm”). The Postilion segment represents the community and regional, full service banking and lending businesses in North America, and payment processing and card management solutions globally.
     We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and six months ended June 30, 2008 and 2007. We do not use any asset-based metrics to measure the operating performance of our segments.
     The following tables show our revenue and operating income for our reportable segments (in thousands):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenues:
Software license	$2,419	$5,636	8,055	$1,287	$6,468	$7,755
Support and maintenance	4,497	8,087	12,584	3,972	7,255	11,227
Professional services	18,105	5,552	23,657	17,303	4,378	21,681
Data center	6,913	5,008	11,921	6,089	5,641	11,730
Other revenue	138	133	271	158	47	205

Total revenue	$32,072	$24,416	$56,488	$28,809	$23,789	$52,598

Operating expenses:
Direct costs	15,152	10,427	25,579	14,763	9,419	24,182
Selling and marketing	4,133	5,210	9,343	3,545	4,222	7,767
Product development	4,472	2,556	7,028	2,965	2,941	5,906
General and administrative	3,339	3,043	6,382	3,948	3,762	7,710
Depreciation	1,110	811	1,921	1,142	595	1,737
Amortization of other intangible assets	—	282	282	—	283	283

Total operating expenses	28,206	22,329	50,535	26,363	21,222	47,585

Operating income	$3,866	$2,087	$5,953	$2,446	$2,567	$5,013

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenues:
Software license	$3,842	$13,552	17,394	$2,342	$11,175	$13,517
Support and maintenance	8,220	16,068	24,288	7,388	14,314	21,702
Professional services	35,195	9,532	44,727	32,776	8,337	41,113
Data center	13,970	10,218	24,188	11,794	11,636	23,430
Other revenue	333	231	564	313	89	402

Total revenue	$61,560	$49,601	$111,161	$54,613	$45,551	$100,164

Operating expenses:
Direct costs	30,063	20,557	50,620	28,310	18,707	47,017
Selling and marketing	7,971	9,588	17,559	6,729	8,436	15,165
Product development	8,570	5,212	13,782	5,980	5,930	11,910
General and administrative	6,939	5,879	12,818	7,758	6,651	14,409
Depreciation	2,265	1,598	3,863	2,361	1,210	3,571
Amortization of other intangible assets	—	565	565	45	565	610

Total operating expenses	55,808	43,399	99,207	51,183	41,499	92,682

Operating income	$5,752	$6,202	$11,954	$3,430	$4,052	$7,482

     Geography. Revenue from international operations was $15.7 million and $12.6 million for the three months ended June 30, 2008 and 2007, respectively. Revenue from international operations was $30.5 million and $22.3 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, approximately $1.3 million of total property and equipment were located outside of the United States. As of June 30, 2008 and December 31, 2007, approximately $42.9 million and $46.9 million, respectively, of total assets excluding Goodwill and Intangibles were located outside of the United States.
     Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Enterprise segment. We derived 20% of our total revenue from State Farm during the three months ended June 30, 2008 and 2007. Our Enterprise segment derived 36% and 37% of the segment’s revenue from State Farm during the three months ended June 30, 2008 and 2007, respectively. We derived 20% and 23% of our total revenue from State Farm during the six months ended June 30, 2008 and 2007, respectively. Our Enterprise segment derived 36% and 42% of the segment’s revenue from State Farm during the six months ended June 30, 2008 and 2007, respectively.
14. NET INCOME PER COMMON SHARE
     We calculate earnings per share by allocating income between common stock and participating securities during periods in which we record income from continuing operations. For periods in which we record a loss from continuing operations, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of applying the two-class method would be anti-dilutive. Net income has been allocated to the common and convertible preferred stock based on their respective rights to share in dividends. We excluded 749,064 shares of series B preferred stock that converts into 1,070,090 shares of common stock from diluted earnings per share under the if-converted method because the effect is anti-dilutive. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options, restricted stock, or other rights to issue common stock were exercised and resulted in additional shares of common stock outstanding that would share in our earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic earnings per share:
Net Income	$5,136	$4,949	$10,326	$7,916
Amount allocated to participating preferred stockholders	(95)	(85)	(192)	(136)

Net income available to common stockholders	$5,041	$4,864	$10,134	$7,780

Weighted average common shares outstanding	56,623	61,217	56,577	61,361
Basic earnings per share	$0.09	$0.08	$0.18	$0.13

Diluted earnings per share:
Net income	$5,136	$4,949	$10,326	$7,916
Amount allocated to participating preferred stockholders	(95)	(85)	(192)	(136)

Net income available to common stockholders	$5,041	$4,864	$10,134	$7,780

Weighted average common shares outstanding	56,623	61,217	56,577	61,361
Weighted average effect of common stock equivalent stock options and restricted stock	813	1,009	697	609

Weighted average diluted shares outstanding	57,436	62,226	57,274	61,970
Diluted earnings per share	$0.09	$0.08	$0.18	$0.13

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
     When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2007. You are urged to read the updated risk factors discussed under Item 1A of Part II of this Form 10-Q, and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.
Executive Overview
     S1 Corporation is a global provider of software and related services that automate the processing of financial transactions. Our solutions are designed for financial organizations including banks, credit unions, and insurance companies and for transaction processors, payment card associations, and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents the community and regional, full service banking and lending businesses in North America, and payment processing and card management solutions globally. Our product brands and related markets are listed below:

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
     We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as transaction processors and retailers. Our solutions address the needs of small, mid-sized and large organizations. We derive a significant portion of our revenue from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as revenue related to hosting applications in our data center and electronic bill payment services. We also generate recurring revenue by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. Subscription license revenue is recognized evenly over the term of the contract which is typically between three to five years, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the implementation period.
     Our Enterprise segment supports channels that financial institutions use to interact with customers, including self service channels such as Retail Online solutions for Internet personal and business banking and mobile banking, Treasury Online solutions for corporate banking and trade finance, and Branch and Call Center solutions for full service channels such as teller, branch, sales and service and call center. Historically, we have licensed the Enterprise suite of products on both a perpetual and subscription basis, but since the fourth quarter of 2006, Enterprise products have been primarily offered on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products going forward, license revenue may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity.
     Our Postilion segment provides Internet personal and business banking, voice banking, and mobile banking solutions to community banks and credit unions, as well as payment processing and card management solutions which drive automated teller machines (“ATM”) and point-of-sale (“POS”) devices to financial institutions, retailers, third-party processors, payment associations, and other transaction generating endpoints. In addition, through our FSB Solutions brand, the Postilion segment offers full service banking and lending applications including teller, sales and service activities including new account opening, and solutions for the call center agent’s desktop. We license our Postilion suite of Internet, telephone and mobile banking applications primarily on a subscription basis. Postilion’s payment processing and card management and full service banking solutions are primarily licensed on a perpetual basis.
Geography and Significant Customers
     We sell our solutions to small, mid-sized and large organizations in two geographic regions: (i) Americas and (ii) International. We derived approximately 20% of our total revenue from State Farm for the three months ended June 30, 2008 and 2007. We derived approximately 20% and 23% of our total revenue from State Farm for the six months ended June 30, 2008 and 2007, respectively. We expect revenue from State Farm to be between $40.0 and $43.0 million in 2008, $35.0 and $39.0 million in 2009, and that this annual spend will continue to decrease thereafter as our work for State Farm concludes by the end of 2011. Additional information about our business segments, geographic disclosures and major customers is presented in Note 13 to our unaudited condensed consolidated financial statements contained elsewhere in this report.
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

Stock-based Compensation Expense
     Our stock-based compensation included in expenses was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Direct and operating expenses:
Cost of professional services, support and maintenance	$27	$191	$73	$278
Cost of data center	22	20	47	35
Selling and marketing	882	1,495	1,606	2,414
Product development	262	665	584	1,007
General and administrative	1,112	737	1,883	1,279

Total stock-based compensation expense	$2,305	$3,108	$4,193	$5,013

Comparison of the Three Months Ended June 30, 2008 and 2007
     Revenue. The following table sets forth our revenue data for the three months ended June 30, 2008 and 2007. The table provides the percentage change of each revenue type for the periods presented (dollars in thousands):

	Enterprise			Postilion			Total
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2008	2007	Chg	2008	2007	Chg	2008	2007	Chg
Revenue:
Software licenses	$2,419	$1,287	88%	$5,636	$6,468	-13%	$8,055	$7,755	4%
Support and maintenance	4,497	3,972	13%	8,087	7,255	11%	12,584	11,227	12%
Professional services	18,105	17,303	5%	5,552	4,378	27%	23,657	21,681	9%
Data center	6,913	6,089	14%	5,008	5,641	-11%	11,921	11,730	2%
Other	138	158	n/m	133	47	n/m	271	205	n/m

Total revenues	$32,072	$28,809	11%	$24,416	$23,789	3%	$56,488	$52,598	7%

     Total revenue increased by $3.9 million, or 7%, for the three months ended June 30, 2008 compared to the same period in 2007. The Enterprise segment increased across the major revenue lines. The Postilion segment’s revenue increased in Professional services and Support and maintenance.
     Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenue for our support and maintenance, data center, and licenses will be impacted by this shift in revenue recognition. This transition reflects the acceptance of the Postilion segment’s community and regional products on a subscription basis. Postilion’s payments solutions are primarily sold on a perpetual license model. The Enterprise segment currently sells licenses on a perpetual basis, but has sold subscription licenses in the past. Our Software license revenue includes subscription revenue consisting of the following (in thousands):

	Three Months Ended June 30,
	2008	2007
Subscription revenue:
Enterprise	$682	$359
Postilion	2,129	1,518

Total Company	$2,811	$1,877

     Since the sales cycle for large financial institutions and retailers can last from six to eighteen months, Software license and Professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services and Software license revenue can increase or decrease based on progress towards completion of projects, including project delays. Software license revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method on a contract by contract basis, typically measured by the percentage of cost incurred to date to estimated total costs to complete the contract. Typically, we use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor cost and indirect costs identifiable with or allocable to the contracts. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
     Our Enterprise segment revenue increased $3.3 million, or 11%, for the three months ended June 30, 2008 compared to the same period in 2007. Software license revenue for our Enterprise segment was $2.4 million for the three months ended June 30, 2008, an increase of $1.1 million from the same period in 2007 which includes a $0.6 million settlement with an international customer of an amount previously thought to be uncollectable and reserved for in the second quarter of 2007. Additionally, increased licensing of our Retail Online business banking solution was partially offset by demand in the second quarter of 2007 for our Treasury Online solutions. Support and maintenance revenue for our Enterprise segment was $4.5 million for the three months ended June 30, 2008, an increase of $0.5 million from the same period in 2007, due primarily to increased licensing activity in our Treasury Online business and our international business during 2007. Professional services revenue for our Enterprise segment was $18.1 million for the three months ended June 30, 2008, an increase of $0.8 million from the same period in 2007, due to growth in the number of customer projects in our Retail Online business and projects with our largest customer partially offset by a decrease in projects for our Treasury Online solutions. The increase in Enterprise’s Professional services revenue includes work related to gathering and documenting business requirements for a large international bank for a multi-channel implementation. We have not entered into a license agreement with this bank and there can be no assurance that we will in the future. If we do enter into a license agreement with this bank for a multi-channel implementation, the amount and timing of Enterprise’s Software license, Support and maintenance, and Professional services revenue could be materially impacted. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease significantly based on the projects. Data center revenue for our Enterprise segment was $6.9 million for the three months ended June 30, 2008, an increase of $0.8 million from the same period in 2007, due primarily to the migration of a Postilion community and regional customer to Enterprise in 2007 and increase in the volume of transactions for existing customers. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 36% and 37% of our Enterprise segment’s revenue from our largest customer for the three months ended June 30, 2008 and 2007, respectively.
     Our Postilion segment revenue increased $0.6 million, or 3%, for the three months ended June 30, 2008 compared to the same period in 2007. Software license revenue for our Postilion segment was $5.6 million for the three months ended June 30, 2008, a decrease of $0.8 million compared to the same period in 2007, due primarily to the high volume of additional seat licenses sold in the second quarter of 2007 by our FSB business. However, Software license revenue for our community and regional business increased from the conversion of customers in North America from annual maintenance revenue and support agreements to long-term subscription agreements during 2007, which in some cases included hosting services. Support and maintenance revenue for the Postilion segment was $8.1 million for the three months ended June 30, 2008, an increase of $0.8 million from the same period in 2007, due primarily to increased licensing activity from our payment solutions business in 2007 and 2008. Professional services revenue for the Postilion segment was $5.6 million for the three months ended June 30, 2008, an increase of $1.2 million from the same period in 2007, primarily due to increased licensing of our payment solutions. Professional services revenue in any one quarter can be impacted by customer projects and therefore, can increase or decrease based on the projects. Data center revenue for our Postilion segment was $5.0 million for the three months ended June 30, 2008, a decrease of $0.6 million from the same period in 2007, due in part to customer attrition in our community and regional business, migration of a Postilion customer to the Enterprise platform in 2007, and the conversion of some hosted customers to subscription agreements during 2007. Data center revenue includes a hosted payments solution customer that was added in late 2007. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions.

     Direct costs. The following table sets forth our direct costs for the three months ended June 30, 2008 and 2007. The table provides each direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Enterprise				Postilion				Total
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Direct costs:
Cost of software licenses	$419	17%	$361	28%	$671	12%	$579	9%	$1,090	14%	$940	12%
Cost of professional services, support and maintenance	10,974	49%	10,645	50%	7,034	52%	6,077	52%	18,008	50%	16,722	51%
Cost of data center	3,735	54%	3,733	61%	2,666	53%	2,657	47%	6,401	54%	6,390	54%
Cost of other revenue	24	n/m	24	n/m	56	n/m	106	n/m	80	n/m	130	n/m

Total direct costs	$15,152	47%	$14,763	51%	$10,427	43%	$9,419	40%	$25,579	45%	$24,182	46%

     Direct costs increased $1.4 million for the three months ended June 30, 2008 compared to the same period in 2007. As a percentage of revenue, direct costs were 45% and 46% for the three months ended June 30, 2008 and 2007, respectively. Direct costs exclude charges for depreciation of property and equipment.
     Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as incurred. The Cost of software licenses could increase in future periods as we license and install more of our products that include third party products. Purchased technology amortization was $0.7 million for the three months ended June 30, 2008 and 2007. As the majority of Cost of software licenses is the amortization of purchased technology, software license costs are generally flat but can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the Cost of software licenses was 14% and 12% of Software license revenue for the three months ended June 30, 2008 and 2007, respectively.
     Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and exclude charges for depreciation of property and equipment. Direct costs associated with professional services, support and maintenance increased $1.3 million for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to growth in professional service projects and the provision of additional customer support. As a percentage of revenue, Cost of professional services, support and maintenance was 50% and 51% of Support and maintenance and Professional services revenue for the three months ended June 30, 2008 and 2007, respectively.
     Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs necessary to support our data center business and exclude charges for depreciation of property and equipment. Cost of data center was unchanged for the three months ended June 30, 2008 compared to the same period in 2007. However, Cost of data center as a percentage of revenue for Enterprise improved as the Enterprise business increased utilization of existing resources to accommodate revenue growth while Postilion data center costs as a percentage of revenue decreased primarily due to customer attrition in our community and regional business. As a percentage of data center revenue, Cost of data center was 54% for both the three months ended June 30, 2008 and 2007.
     Operating expenses. The following table sets forth our operating expenses for the three months ended June 30, 2008 and 2007. The table provides each type of operating costs as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Enterprise				Postilion				Total
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Operating expenses:
Selling and marketing	$4,133	13%	$3,545	12%	$5,210	21%	$4,222	18%	$9,343	17%	$7,767	15%
Product development	4,472	14%	2,965	10%	2,556	10%	2,941	12%	7,028	12%	5,906	11%
General and administrative	3,339	10%	3,948	14%	3,043	12%	3,762	16%	6,382	11%	7,710	15%
Depreciation	1,110	3%	1,142	4%	811	3%	595	3%	1,921	3%	1,737	3%
Amortization of other intangible assets	—	0%	—	0%	282	1%	283	1%	282	0%	283	1%

Total operating expenses	$13,054	41%	$11,600	40%	$11,902	49%	$11,803	50%	$24,956	44%	$23,403	44%

Operating income	$3,866	12%	$2,446	8%	$2,087	9%	$2,567	11%	$5,953	11%	$5,013	10%

     Selling and marketing expenses. Total Selling and marketing expenses increased by $1.6 million for the three months ended June 30, 2008 compared to the same period in 2007 as both segments increased sales staff and marketing activities to support growth. Commission expense was also higher reflecting increased sales. However, these cost increases were partially offset by lower stock-based compensation expense in 2008. As a percentage of revenue, Selling and marketing expenses were 17% and 15% for the three months ended June 30, 2008 and 2007, respectively.
     Product development expenses. Total Product development expenses increased by $1.1 million for the three months ended June 30, 2008 compared to the same period in 2007 which is mainly attributable to the Enterprise segment as we continue to enhance solutions for all channels and enhance applications for international customers. However, these cost increases were partially offset by lower stock-based compensation expense in 2008. As a percentage of revenue, Product development expenses were 12% and 11% for the three months ended June 30, 2008 and 2007, respectively.
     Historically, we have not capitalized Product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     General and administrative expenses. General and administrative expenses decreased by $1.3 million for the three months ended June 30, 2008 compared to the same period in 2007. We incurred higher professional consulting fees and personnel costs in 2007 partially offset by higher stock based compensation expense in 2008. In the second quarter of 2007, we accrued $0.4 million for estimated obligations under a professional services agreement which subsequently was settled for $0.2 million. The remaining liability was reversed in the second quarter of 2008. As part of the fourth quarter 2006 restructuring activities, we recorded a $0.4 million liability for previously received development grants that became payable due to certain reduction in work force initiatives. During the second quarter of 2008, we renegotiated the commitments made under the original development grant agreement which changed the repayment obligation terms and thus, the $0.4 million liability was reversed. As a percentage of revenue, General and administrative expenses were 11% and 15% for the three months ended June 30, 2008 and 2007, respectively.
     Depreciation. Depreciation expense was $1.9 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively. Our capital expenditures since late 2007 have increased resulting in higher depreciation.
     Amortization of other intangible assets. Amortization of other intangible assets, which includes our acquired customer lists, was $0.3 million for both the three months ended June 30, 2008 and 2007.
     Interest and other income, net. Interest and other income, net, decreased by $0.7 million for the three months ended June 30, 2008 compared to the same period in 2007. Our interest income has decreased due to lower rates from more conservative investments.
     Income tax expense. We recorded income tax expense of $0.9 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively. In 2008 and 2007, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset income.
     We have recorded a valuation allowance on most of our deferred tax assets. In order to release the valuation allowance we must show a history of sustained profitability combined with adjustments for permanent tax differences. At such time, we will make a determination to reverse all or a portion of the valuation allowance related to net operating loss carryforwards based on estimates regarding our future earnings and the recoverability of the net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed. If we continue to sustain profitability during 2008, we may release all or a portion of the valuation allowance as early as the second half of 2008.
     We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during the three months ended June 30, 2008 and 2007, respectively. We do not believe this will have a material impact in 2008.
     Although we have fully reserved net deferred tax assets of approximately $151.8 million as of June 30, 2008 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
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
Comparison of the Six Months Ended June 30, 2008 and 2007
     Revenue. The following table sets forth our revenue data for the six months ended June 30, 2008 and 2007. The table provides the percentage change of revenue of each line item for the periods presented (dollars in thousands):

	Enterprise			Postilion			Total
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Chg	2008	2007	Chg	2008	2007	Chg
Revenue:
Software licenses	$3,842	$2,342	64%	$13,552	$11,175	21%	$17,394	$13,517	29%
Support and maintenance	8,220	7,388	11%	16,068	14,314	12%	24,288	21,702	12%
Professional services	35,195	32,776	7%	9,532	8,337	14%	44,727	41,113	9%
Data center	13,970	11,794	18%	10,218	11,636	-12%	24,188	23,430	3%
Other	333	313	n/m	231	89	n/m	564	402	n/m

Total revenues	$61,560	$54,613	13%	$49,601	$45,551	9%	$111,161	$100,164	11%

     Total revenue increased by $11.0 million, or 11%, for the six months ended June 30, 2008 compared to the same period in 2007. The Enterprise segment increased across the major revenue lines. The Postilion segment’s revenue increased in Software licenses, Professional services and Support and maintenance.
     Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenue for our support and maintenance, data center, and licenses will be impacted by this shift in revenue recognition. This transition reflects the acceptance of the Postilion segment’s community and regional products on a subscription basis. Postilion’s payments solutions are primarily sold on a perpetual license model. The Enterprise segment currently sells licenses on a perpetual basis, but has sold subscription licenses in the past. Our Software license revenue includes subscription revenue consisting of the following (in thousands):

	Six Months Ended June 30,
	2008	2007
Subscription revenue:
Enterprise	$1,229	$910
Postilion	4,160	2,829

Total Company	$5,389	$3,739

     Since the sales cycle for large financial institutions and retailers can last from six to eighteen months, software license and professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services and Software license revenue can increase or decrease based on progress towards completion of projects, including project delays. Software license revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method on a contract by contract basis, typically measured by the percentage of cost incurred to date to estimated total costs to complete the contract. Typically, we use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor cost and indirect costs identifiable with or allocable to the contracts. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
     Our Enterprise segment revenue increased $6.9 million, or 13%, for the six months ended June 30, 2008 compared to the same period in 2007. Software license revenue for our Enterprise segment was $3.8 million for the six months ended June 30, 2008, an increase of $1.5 million from the same period in 2007, which includes a $0.6 million settlement with an international customer of an amount previously thought to be uncollectable and reserved for in the second quarter of 2007. Additionally, increased licensing of our Retail Online business banking solution was partially offset by demand in 2007 for our Treasury Online solutions. Support and maintenance revenue for our Enterprise segment was $8.2 million for the six months ended June 30, 2008, an increase of $0.8 million from the same period in 2007, due primarily to increased licensing activity in our Treasury Online business and our international business throughout 2007 and 2008. Professional services revenue for our Enterprise segment was $35.2 million for the six months ended June 30, 2008, an increase of $2.4 million from the same period in 2007, due to growth in the number of customer projects in our Retail Online business and our international business, partially offset by a decline in projects with our largest customer. The increase in Enterprise’s Professional services revenue includes work related to gathering and documenting business requirements for a large international bank for a multi-channel implementation. We have not entered into a license agreement with this bank and there can be no assurance that we will in the future. If we do enter into a license agreement with this bank for a multi-channel implementation, the amount and timing of Enterprise’s Software license, Support and maintenance, and Professional services revenue could be materially impacted. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease significantly based on the projects. Data center revenue for our Enterprise segment was $14.0 million for the six months ended June 30, 2008, an increase of $2.2 million from the same period in 2007, due primarily to the migration of a Postilion community and regional customer to Enterprise in 2007 and increase in the volume of transactions for existing customers. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 36% and 42% of our Enterprise segment’s revenue from our largest customer for the six months ended June 30, 2008 and 2007, respectively.
     Our Postilion segment revenue increased $4.0 million, or 9%, for the six months ended June 30, 2008 compared to the same period in 2007. Software license revenue for our Postilion segment was $13.6 million for the six months ended June 30, 2008, an increase of $2.4 million compared to the same period in 2007, due primarily to increased licensing of our payments solution and an increase from the conversion of our community and regional customers in North America from annual maintenance revenue and support agreements to long-term subscription agreements during 2007, which in some cases included hosting services products. The increase was partially offset by the high volume of additional seat licenses sold in the second quarter of 2007 by our FSB business. Support and maintenance revenue for the Postilion segment was $16.1 million for the six months ended June 30, 2008, an increase of $1.8 million from the same period in 2007, due primarily to increased licensing activity from the payments solution and FSB businesses in 2007. Professional services revenue for the Postilion segment was $9.5 million for the six months ended June 30, 2008, an increase of $1.2 million compared to the same period in 2007, primarily due to increase in the number of projects for our payments solution offset by fewer projects from our FSB business. Professional services revenue in any one quarter can be impacted by customer projects and therefore, can increase or decrease based on the projects. Data center revenue for our Postilion segment was $10.2 million for the six months ended June 30, 2008, a decrease of $1.4 million from the same period in 2007, due in part to customer attrition in our community and regional business, migration of a Postilion customer to the Enterprise platform in 2007, and the conversion of some hosted customers to subscription agreements during 2007. Data center revenue includes a hosted payments solution customer that was added in late 2007. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions.

     Direct costs. The following table sets forth our direct costs for the six months ended June 30, 2008 and 2007. The table provides each direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Enterprise				Postilion				Total
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Direct costs:
Cost of software licenses	$741	19%	$659	28%	$1,329	10%	$1,173	10%	$2,070	12%	$1,832	14%
Cost of professional services, support and maintenance	21,589	50%	20,571	51%	13,894	54%	12,153	54%	35,483	51%	32,724	52%
Cost of data center	7,680	55%	7,014	59%	5,278	52%	5,175	44%	12,958	54%	12,189	52%
Cost of other revenue	53	n/m	66	n/m	56	n/m	206	n/m	109	n/m	272	n/m

Total direct costs	$30,063	49%	$28,310	52%	$20,557	41%	$18,707	41%	$50,620	46%	$47,017	47%

     Direct costs increased $3.6 million for the six months ended June 30, 2008 compared to the same period in 2007. As a percentage of revenue, direct costs were 46% and 47% for the six months ended June 30, 2008 and 2007, respectively. Direct costs exclude charges for depreciation of property and equipment.
     Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as incurred. The Cost of software licenses could increase in future periods as we license and install more of our products that include third party products. Purchased technology amortization was $1.4 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively. As the majority of Cost of software licenses is the amortization of purchased technology, software license costs are generally flat but can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the Cost of software licenses was 12% and 14% of Software license revenue for the six months ended June 30, 2008 and 2007, respectively.
     Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and exclude charges for depreciation of property and equipment. Direct costs associated with professional services, support and maintenance increased $2.8 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to growth in professional service projects and the provision of additional customer support. As a percentage of revenue, Cost of professional services, support and maintenance was 51% and 52% of Support and maintenance and Professional services revenue for the six months ended June 30, 2008 and 2007, respectively.
     Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs necessary to support our data center business and exclude charges for depreciation of property and equipment. Cost of data center increased $0.8 million for the six months ended June 30, 2008 compared to the same period in 2007, due primarily to higher costs in our Enterprise segment as we increased resources to support the increase in the number of transactions processed, which is reflected in the growth in Enterprise’s data center revenue. However, data center costs as a percentage of revenue for Enterprise improved as the Enterprise business increased utilization of existing resources to accommodate revenue growth while Postilion data center costs as a percentage of revenue decreased primarily due to customer attrition in our community and regional business. As a percentage of data center revenue, Cost of data center was 54% and 52% for the six months ended June 30, 2008 and 2007, respectively.

     Operating expenses. The following table sets forth our operating expenses for the six months ended June 30, 2008 and 2007. The table provides each type of operating costs as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Enterprise				Postilion				Total
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Operating expenses:
Selling and marketing	$7,971	13%	$6,729	12%	$9,588	19%	$8,436	19%	$17,559	16%	$15,165	15%
Product development	8,570	14%	5,980	11%	5,212	11%	5,930	13%	13,782	12%	11,910	12%
General and administrative	6,939	11%	7,758	14%	5,879	12%	6,651	15%	12,818	12%	14,409	14%
Depreciation	2,265	4%	2,361	4%	1,598	3%	1,210	3%	3,863	3%	3,571	4%
Amortization of other intangible assets	—	0%	45	0%	565	1%	565	1%	565	1%	610	1%

Total operating expenses	$25,745	42%	$22,873	42%	$22,842	46%	$22,792	50%	$48,587	44%	$45,665	46%

Operating income	$5,752	9%	$3,430	6%	$6,202	13%	$4,052	9%	$11,954	11%	$7,482	7%

     Selling and marketing expenses. Total Selling and marketing expenses increased by $2.4 million for the six months ended June 30, 2008 compared to the same period in 2007 as both segments increased sales staff and marketing activities to support growth. Commission expense was also higher reflecting increased sales. However, these cost increases were partially offset by lower stock-based compensation expense in 2008. As a percentage of revenue, Selling and marketing expenses were 16% and 15% for the six months ended June 30, 2008 and 2007, respectively.
     Product development expenses. Total Product development expenses increased by $1.9 million for the six months ended June 30, 2008 compared to the same period in 2007 which is mainly attributable to the Enterprise segment as we continue to enhance solutions for all channels and enhance applications for international customers. However, these cost increases were partially offset by lower stock-based compensation expense in 2008. As a percentage of revenue, Product development expenses were 12% for both the six months ended June 30, 2008 and 2007.
     Historically, we have not capitalized Product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     General and administrative expenses. General and administrative expenses decreased by $1.6 million for the six months ended June 30, 2008 compared to the same period in 2007. We incurred higher professional consulting fees and personnel costs in 2007 partially offset by higher stock based compensation expense in 2008. In the second quarter of 2007, we accrued $0.4 million for estimated obligations under a professional services agreement which subsequently was settled for $0.2 million. The remaining liability was reversed in the second quarter of 2008. As part of the fourth quarter 2006 restructuring activities, we recorded a $0.4 million liability for previously received development grants that became payable due to certain reduction in work force initiatives. During the second quarter of 2008, we renegotiated the commitments made under the original development grant agreement which changed the repayment obligation terms and thus, the $0.4 million liability was reversed. As a percentage of revenue, General and administrative expenses were 12% and 14% for the six months ended June 30, 2008 and 2007, respectively.
     Depreciation. Depreciation expense was $3.9 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively. Our capital expenditures since late 2007 have increased resulting in higher depreciation.
     Amortization of other intangible assets. Amortization of other intangible assets, which includes our acquired customer lists, was $0.6 million for both the six months ended June 30, 2008 and 2007.
     Interest and other income, net. Interest and other income, net, decreased by $1.2 million for the six months ended June 30, 2008 compared to the same period in 2007. Our interest income has decreased due to lower rates from conservative investments.
     Income tax expense. We recorded income tax expense of $2.0 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. In 2008 and 2007, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset income.

     We have recorded a valuation allowance on most of our deferred tax assets. In order to release the valuation allowance we must show a history of sustained profitability combined with adjustments for permanent tax differences. At such time, we will make a determination to reverse all or a portion of the valuation allowance related to net operating loss carryforwards based on estimates regarding our future earnings and the recoverability of the net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax benefit and our earnings in the period in which it is reversed. If we continue to sustain profitability during 2008, we may release all or a portion of the valuation allowance as early as the second half of 2008.
     We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during the six months ended June 30, 2008 and 2007, respectively. We do not believe this will have a material impact in 2008.
     Although we have fully reserved net deferred tax assets of approximately $151.8 million as of June 30, 2008 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
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
Liquidity and Capital Resources
     The following tables show selected information about our cash flows during the six months ended June 30, 2008 and 2007 and selected balance sheet data as of June 30, 2008 and December 31, 2007 (in thousands):

	Six Months ended June 30,
	2008	2007
Net cash provided by operating activities before changes in operating assets and liabilities	$19,970	$19,588
Change in operating assets and liabilities	(3,632)	(6,401)

Net cash provided by operating activities	16,338	13,187
Net cash provided by investing activities	9,592	19,521
Net cash used in financing activities	(2,947)	(14,758)
Effect of exchange rates on cash and cash equivalents	(561)	204

Net increase in cash and cash equivalents	$22,422	$18,154

	As of
	June 30,	December 31,
	2008	2007
Cash and cash equivalents	$67,433	$45,011
Short term investments	13,258	23,855
Working capital	72,851	64,318
Total assets	297,557	281,844
Total stockholders’ equity	220,817	209,905

     Operating Activities. For the six months ended June 30, 2008, cash provided by operations was $16.3 million, compared to $13.2 million for the same period in 2007. The change in net cash flows from operating activities reflects improvement in our operating results. We have improved operating income by growing revenue while controlling costs, thereby increasing margins. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital requirements, debt obligations, and capital expenditures for at least the next 12 months.
     In the first six months of 2008, we had:
•	net income of $10.3 million;

•	depreciation and amortization expense of $5.8 million;

•	stock based compensation expense of $4.2 million; and

•	an increase of $8.6 million in accounts receivable and an increase of $4.5 million in deferred revenue primarily due to annual maintenance renewals and sales growth.
     In the first six months of 2007, we had:
•	net income of $7.9 million;

•	depreciation and amortization expense of $5.7 million;

•	stock based compensation expense of $5.0 million;

•	an increase of $2.0 million in prepaid expenses for maintenance and support agreements;

•	a decrease in accrued expenses and other liabilities of $5.3 million primarily due to payments made from the restructuring reserve;

•	a decrease of $2.9 million in accounts receivable due to the improvement of days sales outstanding (DSO) to 85 days from 95 days; and

•	a decrease in accounts payable of $1.4 million.
     Investing Activities. Cash provided by investing activities was $9.6 million for the six months ended June 30, 2008 compared to $19.5 million in the same period in 2007.
     In the first six months of 2008, we:
•	converted $10.6 million, net, from short-term investments to cash and cash equivalents;

•	received $3.7 million from the release of escrow related to the sale of our Risk and Compliance segment; and

•	purchased $4.7 million of property and equipment for hardware, software and building improvements.
     In the first six months of 2007, we:
•	converted $21.4 million, net, from short-term investments to cash and cash equivalents; and

•	purchased $1.9 million of property and equipment.
     Financing Activities. Cash used in financing activities was $2.9 million for the six months ended June 30, 2008 compared to $14.8 million in the same period in 2007. We expect proceeds from the exercise of stock options to partially offset our cash obligations to settle stock appreciation rights in future periods.
     In the first six months of 2008, we:
•	paid $1.7 million for the repurchase of our common stock pursuant to an authorized stock repurchase program;

•	received $0.7 million from the sale of common stock under our employee stock option plans offset by payments for the exercise of stock appreciation rights; and

•	paid $1.9 million for capital lease and debt obligations.
     In the first six months of 2007, we:
•	paid $15.6 million for the repurchase of common stock from the tender offer and the authorized stock repurchase program;

•	received $2.7 million from the sale of common stock under our employee stock option plans; and

•	paid $1.9 million for capital lease and debt obligations.

     Investments. At June 30, 2008, we had $5.6 million of short-term investments in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007. In December 2007, we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. We received $5.2 million of redemptions from this mutual fund trust during the six months ended June 30, 2008. We expect most of the fund to be paid out in 2008 as the underlying investments mature or are liquidated.
     Stock Repurchase Program. During 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $60.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. There is no expiration date for this program. Stock repurchases and retirements for the program since inception in May 2007 were 6.9 million shares for a total cost of $52.0 million. For the six months ended June 30, 2008, we repurchased and retired 318,000 shares for a total cost of $1.7 million.
     Restructuring. Our restructuring reserves include future rent payments for vacated facilities, net of anticipated sublease income and severance payments to terminated employees. As of June 30, 2008, we expect to make future undiscounted cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $7.5 million, of which we anticipate to pay or extinguish approximately $2.7 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.
     Stock Appreciation Rights Awards. As of June 30, 2008, we have a cash liability of approximately $2.3 million related to our November 2006 stock appreciation rights awards that are vested and exercisable at the discretion of the employees holding such awards. Additionally, in the fourth quarter of 2008, the remaining stock appreciation rights awards are scheduled to vest and the estimated cash liability for these awards is $3.7 million based on our valuation which uses our closing share price, among other factors, as of June 30, 2008.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenue and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss).” Therefore, the majority of our exposure to changes in foreign currency exchange rates occurs when translating the financial results of our international operations to U.S. dollars in consolidation.
     Generally, our expenses are denominated in the same currency as our revenue and the exposure to rate changes is minimal. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations in their local currencies with the exception of our development center in India. However, we may hedge certain customer contracts or development locations that are not considered to be naturally hedged by revenue and costs in the functional currency. There can be no guarantee that foreign currency fluctuations in the future will not be significant or fully hedged.
     Our development center in India is not naturally hedged for foreign currency risk since their obligations are paid in their local currency but are funded in U.S. dollars. In order to mitigate foreign currency risk in India, we funded approximately all their expected costs for 2008 as of December 31, 2007 by exchanging U.S. dollars into Indian Rupees.

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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Principal Accounting Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting Officer to allow timely decisions regarding required disclosures.
     Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or which our or their property is subject.
Item 1A. Risk Factors
     Except as noted below, during the six months ended June 30, 2008, there were no material changes to the Risk Factors relevant to our operations, which were described in the Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.
     You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
     We expect that the revenue we generate from our largest customer, State Farm, will decrease over the next three years as our work efforts for them conclude by the end of 2011 which may cause our financial performance to suffer
     State Farm accounted for 21%, 25% and 25% of our total revenue from continuing operations in 2007, 2006 and 2005. We expect revenue from State Farm to be between $40.0 and $43.0 million in 2008, $35.0 and $39.0 million in 2009, and that this annual spend will continue to decrease thereafter as our work for State Farm concludes by the end of 2011. We can give no assurance that we will be able to replace the revenue from State Farm.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of our common stock.
     During 2007, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $60.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. There is no expiration date for this program. Stock repurchases and retirements for the program since inception in May 2007 were 6.9 million shares for a total cost of $52.0 million. We did not repurchase any shares during the three months ended June 30, 2008 and we have approximately $8.0 million that may yet be repurchased under the program.
Item 4. Submission of Matters to a Vote of Security Holders
     At our annual meeting of shareholders, held on May 28, 2008, our shareholders elected Ram Gupta, Gregory J. Owens and Jeffrey C. Smith to the Board of Directors to serve a three-year term. Continuing directors include John W. Spiegel, Johann J. Dreyer, M. Douglas Ivester, Thomas P. Johnson, and Edward Terino. The results of the voting by shareholders at the annual meeting were as follows:
(1)	Election of directors to the Board. There were no abstentions or broker non-votes for any of the nominees;

Director Nominee	For	Against
Ram Gupta	50,189,147	673,767
Gregory J. Owens	50,041,620	821,294
Jeffrey C. Smith	50,189,977	672,937
(2)	Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2008; and

For	Against	Abstentions	Broker Non-Votes
49,259,520	1,583,351	20,042	—
(3)	Shareholders also approved the 2003 Stock Incentive Plan, as Amended and Restated effective February 26, 2008.

For	Against	Abstentions	Broker Non-Votes
38,604,258	6,018,609	706,029	5,534,019
Item 5. Other Information
     Effective August 5, 2008, S1’s Chief Financial Officer, John Stone, resigned for personal reasons. In connection with Mr. Stone’s resignation, Mr. Stone and S1 have entered into a letter agreement dated August 5, 2008 (the “Separation and Consulting Agreement”). Under the terms of the Separation and Consulting Agreement, S1 has agreed to:
(i)	pay Mr. Stone (1) the unpaid portion of his fiscal year 2008 bonus pro rated for the portion of the year during which he was employed by S1, and (2) his accrued but unused vacation;

(ii)	Reimburse Mr. Stone’s COBRA premiums under S1’s major medical group health plan on a monthly basis for the next twelve (12) months; and

(iii)	Accelerate the vesting of the next tranche of the stock options that are scheduled to vest on November 8, 2008 granted to Mr. Stone pursuant to the Option Agreement dated November 8, 2005, representing an option to purchase 31,250 shares of the common stock of S1.
     Additionally, Mr. Stone has agreed to serve as a consultant to S1 until July 31, 2009, or such shorter amount of time as determined by S1, in exchange for a consulting fee of Two-Hundred Thirty Thousand Dollars ($230,000), subject to applicable withholdings.
     The foregoing is qualified by reference to the text of the Separation and Consulting Agreement between S1 and Mr. Stone, a copy of which is attached hereto as Exhibit 10.1.
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

10.1	Separation and Consulting Agreement between S1 and John Arthur Stone dated August 5, 2008.

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Accounting Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Principal Accounting Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

5

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 8, 2008.

S1 CORPORATION
By:	/s/ STEVE DEXTER
Steve Dexter
Vice President and Corporate Controller (Principal Accounting Officer)