Form 10-Q
period 2008-09-30
S1 CORP /DE/
filed 2008-11-10
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Shares of common stock outstanding as of October 31, 2008: 53,554,847

S1 CORPORATION
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,386	$45,011
Short-term investments	6,454	23,855
Accounts receivable, net	43,647	39,969
Prepaid expenses	4,892	3,354
Other current assets	1,817	6,389

Total current assets	132,196	118,578
Property and equipment, net	22,342	20,906
Intangible assets, net	8,325	11,240
Goodwill, net	125,160	125,281
Other assets	4,220	5,839

Total assets	$292,243	$281,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,707	$2,300
Accrued compensation and benefits	13,074	10,649
Accrued restructuring	2,073	3,043
Accrued other expenses	12,662	8,198
Deferred revenues	28,447	26,345
Current portion of debt obligation	3,153	3,725

Total current liabilities	62,116	54,260
Debt obligation, excluding current portion	6,592	8,805
Accrued restructuring, excluding current portion	4,237	6,181
Other liabilities	1,075	2,693

Total liabilities	74,020	71,939

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	558	567
Additional paid in capital	1,807,732	1,810,783
Accumulated deficit	(1,593,290)	(1,609,807)
Treasury Stock	(2,362)	—
Accumulated other comprehensive loss:
Net gain (loss) on derivative financial instruments	30	(97)
Cumulative foreign currency translation adjustment	(4,445)	(1,541)

Total stockholders’ equity	218,223	209,905

Total liabilities and stockholders’ equity	$292,243	$281,844

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	55,754,239	56,748,906
Common shares held in treasury	380,551	—
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Software licenses	$9,129	$8,291	$26,523	$21,808
Support and maintenance	12,244	11,695	36,532	33,397
Professional services	24,905	19,426	69,632	60,539
Data center	12,080	11,647	36,268	35,077
Other	291	255	855	657

Total revenues	58,649	51,314	169,810	151,478

Operating expenses:
Cost of software licenses (1)	927	975	2,997	2,807
Cost of professional services, support and maintenance (1)	19,405	16,999	54,888	49,723
Cost of data center (1)	6,639	6,333	19,597	18,522
Cost of other revenue	132	34	241	306
Selling and marketing	8,360	7,978	25,919	23,143
Product development	7,658	6,357	21,440	18,267
General and administrative	6,094	6,339	18,912	20,748
Depreciation	1,974	1,611	5,837	5,182
Amortization of other intangible assets	283	282	848	892

Total operating expenses (2)	51,472	46,908	150,679	139,590

Operating income	7,177	4,406	19,131	11,888
Interest and other income, net	296	855	714	2,510

Income before income tax expense	7,473	5,261	19,845	14,398
Income tax expense	(1,282)	(113)	(3,328)	(1,334)

Net income	$6,191	$5,148	$16,517	$13,064

Earnings per share:
Basic	$0.11	$0.09	$0.29	$0.21

Diluted	$0.11	$0.08	$0.28	$0.21

Weighted average common shares outstanding — basic	56,559,777	58,841,870	56,577,987	60,511,758
Weighted average common shares outstanding — fully diluted	57,643,062	60,090,298	57,413,725	61,361,976

(1)	Excludes charges for depreciation. Cost of software license includes amortization of purchased technology.

(2)	Includes stock-based compensation expenses of $0.4 and $2.9 million for the three months ended September 30, 2008 and 2007, respectively, and $4.6 and $7.9 million for the nine months ended September 30, 2008 and 2007, respectively. For further discussion, please refer to Note 11 of the unaudited condensed consolidated financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$16,517	$13,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,752	8,224
Provision for doubtful accounts receivable and billing adjustments	(342)	37
Stock-based compensation expense	4,605	7,902
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,610)	5,130
Decrease (increase) in prepaid expenses and other assets	1,068	(3,485)
Increase (decrease) in accounts payable	134	(629)
Increase (decrease) in accrued expenses and other liabilities	1,977	(10,010)
Increase (decrease) in deferred revenues	2,053	(2,340)

Net cash provided by operating activities	31,154	17,893

Cash flows from investing activities:
Maturities of short-term investment securities	20,653	29,255
Purchases of short-term investment securities	(3,252)	(10,877)
Amounts held in escrow related to sale of business	3,712	—
Amounts held in escrow related to property	—	(1,638)
Purchases of property, equipment and technology	(7,273)	(8,384)

Net cash provided by investing activities	13,840	8,356

Cash flows from financing activities:
Proceeds from exercise of employee stock options	858	9,990
Payments on stock appreciation rights	(168)	—
Payments on capital leases and debt obligations	(2,785)	(2,617)
Repurchase of common stock	(10,167)	(35,275)

Net cash used in financing activities	(12,262)	(27,902)

Effect of exchange rate changes on cash and cash equivalents	(2,357)	579

Net increase (decrease) in cash and cash equivalents	30,375	(1,074)
Cash and cash equivalents at beginning of period	45,011	69,612

Cash and cash equivalents at end of period	$75,386	$68,538

Noncash investing and financing activities:
Equipment financed through capital leases	$—	$1,761
Property financed through notes payable	—	5,238
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

									Accumulated
							Additional		Other	Total
	Preferred Stock		Treasury Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Income
Balance at December 31, 2006	749,064	$10,000	—	$—	61,290,973	$613	$1,845,529	$(1,629,302)	$(2,611)	$224,229
Net income	—	—	—	—	—	—	—	13,064	—	13,064	13,064
Net unrealized gains on investment securities	—	—	—	—	—	—	—	—	39	39	39
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	313	313	313
Common stock issued upon the exercise of stock options	—	—	—	—	1,711,946	17	9,981	—	—	9,998	—
Stock-based compensation expense	—	—	—	—	—	—	3,452	—	—	3,452	—
Restricted stock issued	—	—	—	—	11,441	—	(8)	—	—	(8)	—
Repurchase and retirement of common stock	—	—	—	—	(4,593,507)	(46)	(35,229)	—	—	(35,275)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$13,416

Balance at September 30, 2007	749,064	$10,000	—	$—	58,420,853	$584	$1,823,725	$(1,616,238)	$(2,259)	$215,812

Balance at December 31, 2007	749,064	$10,000	—	$—	56,748,906	$567	$1,810,783	$(1,609,807)	$(1,638)	$209,905
Net income	—	—	—	—	—	—	—	16,517	—	16,517	16,517
Net unrealized gain on investment securities	—	—	—	—	—	—	—	—	127	127	127
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(2,904)	(2,904)	(2,904)
Common stock issued upon the exercise of stock options	—	—	—	—	214,452	2	931	—	—	933	—
Stock-based compensation expense	—	—	—	—			3,887	—	—	3,887	—
Restricted stock issued					45,387	—	(75)			(75)	—
Repurchase and retirement of common stock	—	—	—	—	(1,254,506)	(11)	(7,794)	—	—	(7,805)	—
Treasury Stock	—	—	(380,551)	(2,362)	—	—	—	—	—	(2,362)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$13,740

Balance at September 30, 2008	749,064	$10,000	(380,551)	$(2,362)	55,754,239	$558	$1,807,732	$(1,593,290)	$(4,415)	$218,223

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
S1 Corporation (“S1”) is a global provider of software and related services that automate the processing of financial transactions. Our solutions are designed for financial organizations including banks, credit unions, and insurance companies and for transaction processors, payment card associations, and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global self service and full service banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents self service and full service banking solutions, primarily targeting community and regional financial institutions in North America, and payment processing and card management solutions targeting organizations of all sizes globally.
When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2008, our results of operations for the three and nine months ended September 30, 2008, and cash flows for the nine months ended September 30, 2008. The data in the condensed consolidated balance sheet as of December 31, 2007 was derived from our audited consolidated balance sheet as of December 31, 2007, as presented in our Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies how FAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. It also reaffirms the notion of fair value as the exit price as of the measurement date. FSP 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued. The adoption of FSP 157-3 will not have a material impact on our financial statements. Please refer to Note 4 of our unaudited condensed consolidated financial statements for additional disclosures on fair value measurements.
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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. This standard replaces the existing guidance in SFAS No. 141 and is effective for business combinations completed in the first annual reporting period beginning after December 15, 2008. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS No. 141R retains the existing fundamental concepts of accounting for the income tax consequences of business combinations. However, SFAS No. 141R changed some aspects of the accounting for income taxes in a business combination. Currently, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as part of the business combination (a reduction of goodwill with a corresponding increase in tax expense). Under SFAS No. 141R, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as a reduction of the acquirer’s income tax provision in the period of the business combination. We believe the implementation of this statement in connection with our valuation allowance for acquired deferred tax assets will not be material to our financial position or results of operations.
3. INVESTMENTS
The fair value of our short-term investments did not significantly differ from their carrying values at September 30, 2008 and December 31, 2007. As of September 30, 2008, we had a $3.9 million short-term investment in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007. In December 2007, we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. We received $6.8 million of redemptions from this mutual fund trust, and had an other than temporary impairment charge of approximately $0.2 million, during the nine months ended September 30, 2008. Our short-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Certificates of deposit	$2,568	$12,961
Mutual fund trust	3,886	10,894

Total	$6,454	$23,855

4. FAIR VALUE MEASUREMENTS
SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We adopted the provisions, as it relates to financial assets and liabilities, of SFAS No. 157, as of January 1, 2008. As of September 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis which included our derivative assets and a specific mutual fund trust. The adoption of the provisions of SFAS No. 157 did not materially impact our financial condition, results of operations or cash flow.

We have derivative assets that are foreign currency options designated as cash flow hedges for a certain customer in which our costs are denominated in United States Dollars while the customer pays us in British Pounds Sterling. The option has expiration dates at each quarter end through March 31, 2009. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss), and if exercised, reclassified into income in the period during which a specific hedged transaction affects earnings. We categorized the derivative assets as Level 2 and determined the value of option contracts utilizing a standard option pricing model based on inputs that are quoted by counterparties to this contract.
Generally, we hold our cash reserves in different types of cash funds. In December 2007, we were informed that one of these funds (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. As such, we began to account for this mutual fund trust under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The mutual trust fund value is now determined based on the valuation of the individual investment securities it holds, many of which are separately valued based on a combination of Level 1 and Level 2 inputs. The Level 2 inputs include, for example, values for comparable issued securities. The net asset value of the fund may fluctuate depending on the value of these underlying securities. The net asset value of our investment in the mutual trust fund continues to be reported by the fund manager. Based on the mutual trust fund holding underlying securities subject to a Level 2 valuation, we have categorized our investment in the mutual fund trust as a Level 2 investment. During the nine months ended September 30, 2008, we deemed fluctuations in fair value related to the fund as other than temporary and recorded an impairment charge of $0.2 million.
The following table summarizes the assets carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Mutual fund trust	$3,886	$—	$3,886	$—
Derivative assets	30	—	30	—

Total	$3,916	$—	$3,916	$—

5. OTHER CURRENT ASSETS
In August 2006, we completed the sale of our Risk and Compliance segment which included $3.5 million that was held in escrow. The escrow of $3.5 million, and earned interest of $0.2 million, was released to us in February 2008. Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Deferred tax assets	$133	$208
Escrow deposits and restricted cash	992	4,943
Other receivables (non-customer)	692	1,238

Total	$1,817	$6,389

6. GOODWILL AND INTANGIBLE ASSETS
As of September 30, 2008, our intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Purchased and acquired technology	$21,938	$(18,557)	$3,381
Customer relationships	12,000	(7,056)	4,944

Total	$33,938	$(25,613)	$8,325

We recorded amortization expense of $2.9 million and $3.0 million during the nine months ended September 30, 2008 and 2007, respectively. Based upon our current intangible assets, we estimate aggregate amortization expense for 2008 and the next four calendar years to be as follows (in thousands):

	2008	2009	2010	2011	2012

Enterprise	$329	$245	$245	$245	$184
Postilion	3,325	2,445	1,335	1,282	706

Total Company	$3,654	$2,690	$1,580	$1,527	$890

The changes in the carrying value of our goodwill by segment for the nine months ended September 30, 2008 are as follows (in thousands):

	Enterprise	Postilion	Total

Balance, December 31, 2007	$49,616	$75,665	$125,281
Utilization of acquisition related income tax benefits	(121)	—	(121)

Balance September 30, 2008	$49,495	$75,665	$125,160

7. RESTRUCTURING CHARGES
2003 and Prior Restructuring Plans. For restructuring plans undertaken in 2003 and prior years, the restructuring reserves as of December 31, 2007 and September 30, 2008, and their utilization for the nine months ended September 30, 2008, are summarized below (in thousands). We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term.

Lease Costs

Balance, December 31, 2007	$2,290
Amounts utilized	(480)
Adjustments	26

Balance, September 30, 2008	$1,836

2005 Restructuring Plan. The restructuring reserves as of December 31, 2007 and September 30, 2008, and their utilization for the nine months ended September 30, 2008, are summarized below (in thousands). We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term and for change of estimates based on sublease assumptions for certain vacant office space.

	Personnel Costs	Lease Costs	Total

Balance, December 31, 2007	$33	$2,356	$2,389
Amounts utilized	—	(1,017)	(1,017)
Adjustments	—	136	136

Balance, September 30, 2008	$33	$1,475	$1,508

2006 Restructuring Plan. The restructuring reserves as of December 31, 2007 and September 30, 2008, and their utilization for the nine months ended September 30, 2008, are summarized below (in thousands). We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term and we negotiated a release from potential repayments of development grants for an international location of $0.4 million which was reserved for in 2006.

	Personnel Costs	Lease Costs	Total

Balance, December 31, 2007	$833	$3,712	$4,545
Amounts utilized	(281)	(977)	(1,258)
Adjustments	(443)	122	(321)

Balance, September 30, 2008	$109	$2,857	$2,966

Our restructuring reserves at September 30, 2008 include future rent payments for vacated facilities, net of anticipated sublease income, and severance payments to terminated employees. We expect to make future undiscounted cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $6.6 million, of which we anticipate to pay approximately $2.1 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011 and we expect to incur accretion expense until all liabilities become short term.
8. ACCRUED OTHER EXPENSES
Accrued other expenses consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Accrued service fees payable	$3,488	$3,190
Accrued third party products and royalties	1,528	1,359
Sales and income taxes payable	3,642	1,035
Accrued contract losses	214	720
Other	3,790	1,894

Total	$12,662	$8,198

9. CONTINGENCIES AND DEBT
Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or which our or their property is subject.
Guarantees. We typically grant our customers a warranty, usually 90 days from delivery date, which guarantees that our products will substantially conform to our current specifications. We also indemnify our customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these guarantees as of September 30, 2008.

Long-term Debt. Our debt obligations consist mainly of notes payable on our property and capital leases on computer hardware equipment. The carrying value of our debt obligations approximates their fair value given their market rates of interest and maturity schedules. Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Capital leases	$4,366	$7,030
Note payable on property	5,161	5,214
Other notes payable	218	286

Total debt	$9,745	$12,530
Less current portion	(3,153)	(3,725)

Total long-term debt	$6,592	$8,805

10. INCOME TAXES
As of September 30, 2008, we have $9.4 million of unrecognized tax benefits, of which $0.3 million was reflected as a non-current liability. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, accrued interest and penalties related to uncertain tax positions were immaterial.
We do not expect any significant increases in the unrecognized tax benefit within twelve months of the reporting date. During the quarter ended September 30, 2008, unrecognized tax benefits decreased by $2.0 million due to the expiration of certain statue of limitations. Within twelve months of the reporting date, we do not expect any material changes to unrecognized tax benefits.
The tax years 2005, 2006 and 2007 remain open to examination by the taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1998, 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years 2005, 2006 and 2007.
11. STOCK OPTION PLANS
We maintain certain stock compensation plans providing for the grant or exercise of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. In May 2008, our stockholders approved the 2003 Stock Incentive Plan, Amended and Restated effective February, 26, 2008 (the “Plan”) which, among other things, increased the number of shares available for grant under the Plan by 4,069,591 shares. As of September 30, 2008, we had 3,083,250 shares available for future grants under the Plan. Our current stock option plan and prior plans closed to grants provide for the issuance of 10,289,502 shares of common stock if all outstanding options were exercised, restricted shares vested and available grants were issued and exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans. During the nine months ended September 30, 2008, we granted options to purchase 1,444,000 shares of common stock at a weighted average grant price of $6.42, and 196,000 shares of restricted stock at a weighted average grant price of $6.40.
We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment, as of September 30, 2008, of our approximate $217.4 million of domestic tax net operating loss carryforwards, the benefit of approximately $200.4 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, we have approximately $71.8 million and $3.5 million of foreign and domestic tax net operating loss carryforwards, respectively, unaffected by this accounting treatment. There was no capitalized stock-based compensation cost as of September 30, 2008. We did not recognize any tax benefits during the nine months ended September 30, 2008.

The fair values for stock option grants were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	44.4%	45.0%
Risk-free interest rate	3.2%	4.9%
Expected life	4.4 years	4.0 years
The fair values for SARs were determined using the Black-Scholes option-pricing model with the following assumptions and closing stock price of $6.12 and $9.05 for September 30, 2008 and 2007, respectively:

	As of September 30,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	45.0%	44.0%
Risk-free interest rate	2.0%	3.9%
Expected life	2.8 years	3.9 years
The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Direct and operating expenses:
Cost of professional services, support and maintenance	$31	$180	$104	$458
Cost of data center	29	12	76	47
Selling and marketing	(5)	1,478	1,601	3,892
Product development	15	644	599	1,651
General and administrative	342	575	2,225	1,854

Total stock-based compensation expense	$412	$2,889	$4,605	$7,902

The following table shows the total unrecognized stock-based compensation expense as of September 30, 2008 related to non-vested awards and the weighted average period over which the expense is expected to be recognized using the mid-point method. The stock-based compensation expense for stock options and restricted stock was based on grant date fair value of the awards for the remaining unvested periods. For stock appreciation rights, the stock-based compensation expense was based on the September 30, 2008 valuation for the remaining unvested periods and unsettled vested awards.

	Unrecognized	Weighted
	Expense	Average Period
	(in thousands)	(in years)

Stock Options	$5,523	1.4
Restricted Stock	1,163	1.1
Stock Appreciation Rights	156	0.1

12. STOCKHOLDER’S EQUITY
During 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $60.0 million of our common stock. In September 2008, our Board of Directors authorized an increase to our previously approved stock repurchase program that provides total authorization for us to purchase up to 4,000,000 shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million. Repurchases under the program may be made from time to time in open market and privately negotiated transactions as market and business conditions warrant. The repurchase program may be modified or suspended at any time or from time to time, without prior notice, at our discretion. Stock repurchases for the three months ended September 30, 2008 were 1.3 million shares for a total cost of $8.4 million. Stock repurchases since May 2007 were 8.2 million shares for a total cost of $60.4 million. As of September 30, 2008, approximately 2.7 million shares remained available to be repurchased under the program. During October 2008, we repurchased an additional 2.2 million shares at a cost of $11.6 million. Shares acquired pursuant to the stock repurchase program are canceled, thereby reducing the total number of shares of common stock outstanding. Stock repurchases are retired from treasury stock usually within three days from the settlement date.
13. SEGMENT REPORTING AND MAJOR CUSTOMERS
We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global self service and full service banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents self service and full service banking solutions, primarily targeting community and regional financial institutions in North America, and payment processing and card management solutions targeting organizations of all sizes globally.
We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three and nine months ended September 30, 2008 and 2007. We do not use any asset-based metrics to measure the operating performance of our segments.
The following tables show our revenue and operating income for our reportable segments (in thousands):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenues:
Software license	$1,620	$7,509	9,129	$1,774	$6,517	$8,291
Support and maintenance	4,192	8,052	12,244	4,030	7,665	11,695
Professional services	19,737	5,168	24,905	15,709	3,717	19,426
Data center	7,107	4,973	12,080	6,301	5,346	11,647
Other revenue	250	41	291	152	103	255

Total revenue	$32,906	$25,743	$58,649	$27,966	$23,348	$51,314

Operating expenses:
Direct costs	15,965	11,138	27,103	13,971	10,370	24,341
Selling and marketing	3,643	4,717	8,360	3,085	4,893	7,978
Product development	4,584	3,074	7,658	3,127	3,230	6,357
General and administrative	3,202	2,892	6,094	3,707	2,632	6,339
Depreciation	1,127	847	1,974	1,016	595	1,611
Amortization of other intangible assets	—	283	283	—	282	282

Total operating expenses	28,521	22,951	51,472	24,906	22,002	46,908

Operating income	$4,385	$2,792	$7,177	$3,060	$1,346	$4,406

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenues:
Software license	$5,462	$21,061	26,523	$4,116	$17,692	$21,808
Support and maintenance	12,412	24,120	36,532	11,418	21,979	33,397
Professional services	54,932	14,700	69,632	48,485	12,054	60,539
Data center	21,077	15,191	36,268	18,095	16,982	35,077
Other revenue	583	272	855	465	192	657

Total revenue	$94,466	$75,344	$169,810	$82,579	$68,899	$151,478

Operating expenses:
Direct costs	46,028	31,695	77,723	42,281	29,077	71,358
Selling and marketing	11,614	14,305	25,919	9,814	13,329	23,143
Product development	13,154	8,286	21,440	9,107	9,160	18,267
General and administrative	10,141	8,771	18,912	11,465	9,283	20,748
Depreciation	3,392	2,445	5,837	3,377	1,805	5,182
Amortization of other intangible assets	—	848	848	45	847	892

Total operating expenses	84,329	66,350	150,679	76,089	63,501	139,590

Operating income	$10,137	$8,994	$19,131	$6,490	$5,398	$11,888

Geography. Revenue from international operations was $17.7 million and $13.2 million for the three months ended September 30, 2008 and 2007, respectively. Revenue from international operations was $48.2 million and $35.5 million for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, approximately $1.3 million of total property and equipment was located outside of the United States. As of September 30, 2008 and December 31, 2007, approximately $45.6 million and $46.9 million, respectively, of total assets excluding Goodwill and Intangibles were located outside of the United States.
Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Enterprise segment. We derived 19% and 20% of our total revenue from State Farm during the three months ended September 30, 2008 and 2007, respectively. Our Enterprise segment derived 34% and 37% of the segment’s revenue from State Farm during the three months ended September 30, 2008 and 2007, respectively. We derived 20% and 22% of our total revenue from State Farm during the nine months ended September 30, 2008 and 2007, respectively. Our Enterprise segment derived 35% and 40% of the segment’s revenue from State Farm during the nine months ended September 30, 2008 and 2007, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic earnings per share:
Net Income	$6,191	$5,148	$16,517	$13,064
Amount allocated to participating preferred stockholders	(115)	(92)	(307)	(227)

Net income available to common stockholders	$6,076	$5,056	$16,210	$12,837

Weighted average common shares outstanding	56,560	58,842	56,578	60,512
Basic earnings per share	$0.11	$0.09	$0.29	$0.21

Diluted earnings per share:
Net income	$6,191	$5,148	$16,517	$13,064
Amount allocated to participating preferred stockholders	(115)	(92)	(307)	(227)

Net income available to common stockholders	$6,076	$5,056	$16,210	$12,837

Weighted average common shares outstanding	56,560	58,842	56,578	60,512
Weighted average effect of common stock equivalent stock options and restricted stock	1,083	1,248	836	850

Weighted average diluted shares outstanding	57,643	60,090	57,414	61,362
Diluted earnings per share	$0.11	$0.08	$0.28	$0.21

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
When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for the year ended December 31, 2007. You are urged to read the updated risk factors discussed under Item 1A of Part II of this Form 10-Q, as well as the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission.
Executive Overview
S1 Corporation (“S1”) is a global provider of software and related services that automate the processing of financial transactions. Our solutions are designed for financial organizations including banks, credit unions, and insurance companies and for transaction processors, payment card associations, and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment represents global self service and full service banking and insurance solutions primarily targeting larger financial institutions. The Postilion segment represents self service and full service banking solutions, primarily targeting community and regional financial institutions in North America, and payment processing and card management solutions targeting organizations of all sizes globally. Our product brands and related markets are listed below:

	Enterprise	Postilion
	S1 Enterprise	Postilion	FSB
Self Service Banking
Online Banking
Personal Banking	Global	US	—
Business Banking	Global	US	—
Bill pay services	US	US	—
Corporate Banking	Global	—	—
Trade Finance	Global	—	—
Mobile Banking	Global	Global	—
Voice Banking	Global	US	—

Full Service Banking
Teller	Global	—	US
Sales and Service	Global	—	US
Call Center	Global	—	US
Lending	—	—	US

Payments	—	Global	—

Insurance	US	—	—

We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as transaction processors and retailers. Our solutions address the needs of small, mid-sized and large organizations. We derive a significant portion of our revenue from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance as well as revenue related to hosting applications in our data center and electronic bill payment services. We also generate recurring revenue by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. Subscription license revenue is recognized evenly over the term of the contract, which is typically between three to five years, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the implementation period.
Our Enterprise segment supports channels that financial institutions use to interact with customers, including self service banking retail solutions such as Internet personal and business banking and mobile banking and treasury solutions such as corporate banking and trade finance, and full service banking solutions such as teller, branch, sales and service and call center. Historically, we have licensed the Enterprise suite of products on both a perpetual and subscription basis, but since the fourth quarter of 2006, Enterprise products have been primarily offered on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products going forward, license revenue may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity. The Enterprise segment primarily targets large financial institutions worldwide.
Our Postilion segment supports channels that financial institutions use to interact with customers, including self service banking such as Internet personal and business banking, voice banking and mobile banking solutions, and full service banking through our FSB solutions brand (“FSB”), such as teller, branch, sales and service, call center and lending solutions. Postilion’s self service and full service solutions are targeted at community and regional financial institutions in North America. We license Postilion’s self service banking applications primarily on a subscription basis and its full service banking applications primarily on a perpetual basis.
Our Postilion segment also provides payment processing and card management solutions which drive automated teller machines (“ATM”) and point-of-sale (“POS”) devices to financial institutions, retailers, third-party processors, payment associations, and other transaction generating endpoints. Postilion’s payment processing and card management solutions are targeted at organizations of all sizes throughout the world and are primarily licensed on a perpetual basis.
Geography and Significant Customers
We sell our solutions to small, mid-sized and large organizations in two geographic regions: (i) Americas and (ii) International. We derived approximately 19% and 20% of our total revenue from State Farm for the three months ended September 30, 2008 and 2007, respectively. We derived approximately 20% and 22% of our total revenue from State Farm for the nine months ended September 30, 2008 and 2007, respectively. We expect approximately $42.0 million in revenue from State Farm in 2008. Additionally, we expect approximately $80.0 million in revenue from State Farm from 2009 until our work for State Farm concludes by the end of 2011, of which approximately $35.0 to $37.0 million in revenue is expected in 2009. Additional information about our business segments, geographic disclosures and major customers is presented in Note 13 to our unaudited condensed consolidated financial statements contained elsewhere in this report.
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

Stock-based Compensation Expense
Our stock-based compensation expense includes expense for stock appreciation rights (“SARs”) which are settled in cash. The SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our share price. Therefore, changes in our share price during a period will cause our SARs expense to change. Our share price declined during the three months ended September 30, 2008, resulting in a decrease in our SARs liability which caused our total stock-based compensation expense to decline as compared to an increase in share price during the three months ended September 30, 2007. Our stock-based compensation included in expenses was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Direct and operating expenses:
Cost of professional services, support and maintenance	$31	$180	$104	$458
Cost of data center	29	12	76	47
Selling and marketing	(5)	1,478	1,601	3,892
Product development	15	644	599	1,651
General and administrative	342	575	2,225	1,854

Total stock-based compensation expense	$412	$2,889	$4,605	$7,902

Comparison of the Three Months Ended September 30, 2008 and 2007
Revenue. The following table sets forth our revenue data for the three months ended September 30, 2008 and 2007. The table provides the percentage change of each revenue type for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	Enterprise			Postilion			Total
	2008	2007	Chg	2008	2007	Chg	2008	2007	Chg
Revenue:
Software licenses	$1,620	$1,774	-9%	$7,509	$6,517	15%	$9,129	$8,291	10%
Support and maintenance	4,192	4,030	4%	8,052	7,665	5%	12,244	11,695	5%
Professional services	19,737	15,709	26%	5,168	3,717	39%	24,905	19,426	28%
Data center	7,107	6,301	13%	4,973	5,346	-7%	12,080	11,647	4%
Other	250	152	n/m	41	103	n/m	291	255	n/m

Total revenues	$32,906	$27,966	18%	$25,743	$23,348	10%	$58,649	$51,314	14%

Total revenue increased by $7.3 million, or 14%, for the three months ended September 30, 2008 compared to the same period in 2007. The Enterprise segment’s revenue increased due primarily to growth in Professional services and Data center. The Postilion segment’s revenue increased in Software licenses, Support and maintenance and Professional services.
Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenue for our support and maintenance, data center, and licenses will be impacted. This transition reflects the acceptance of the Postilion segment’s self service banking products on a subscription basis. Postilion’s payments solutions are primarily sold on a perpetual license model. The Enterprise segment currently sells licenses on a perpetual basis, but has sold subscription licenses in the past. Our Software license revenue includes subscription revenue consisting of the following (in thousands):

	Three Months Ended September 30,
	2008	2007
Subscription revenue:
Enterprise	$751	$625
Postilion	2,407	1,633

Total Company	$3,158	$2,258

Since the sales cycle for large financial institutions and retailers can last from six to 18 months, Software license and Professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services and Software license revenue can increase or decrease based on progress towards completion of projects, including project delays. Software license revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method on a contract by contract basis, typically measured by the percentage of cost incurred to date to estimated total costs to complete the contract. We typically use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor costs and indirect costs identifiable with or allocable to the contracts. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
Our Enterprise segment revenue increased $4.9 million, or 18%, for the three months ended September 30, 2008 compared to the same period in 2007. Software license revenue for our Enterprise segment was $1.6 million for the three months ended September 30, 2008 which is relatively unchanged from the same period in 2007 reflecting a consistent demand for our Enterprise solutions and fluctuates based on product mix. Support and maintenance revenue for our Enterprise segment was $4.2 million for the three months ended September 30, 2008, an increase of $0.2 million from the same period in 2007, due primarily to increased licensing activity in our treasury solutions during 2007. Professional services revenue for our Enterprise segment was $19.7 million for the three months ended September 30, 2008, an increase of $4.0 million from the same period in 2007, due to increased licensing activity for our retail banking solutions, projects with international banks and projects with our largest customer partially offset by a decrease in projects for our treasury solutions. The increase in Enterprise’s Professional services revenue included work related to a multi-channel implementation for a large international bank. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease significantly based on the projects. Data center revenue for our Enterprise segment was $7.1 million for the three months ended September 30, 2008, an increase of $0.8 million from the same period in 2007, due primarily to the addition of several new hosted customers and an increase in the volume of transactions for existing customers. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 34% and 37% of our Enterprise segment’s revenue from our largest customer for the three months ended September 30, 2008 and 2007, respectively.
Our Postilion segment revenue increased $2.4 million, or 10%, for the three months ended September 30, 2008 compared to the same period in 2007. Software license revenue for our Postilion segment was $7.5 million for the three months ended September 30, 2008, an increase of $1.0 million compared to the same period in 2007, due primarily to increased licensing activity for our payment solutions to international customers. Additionally, Software license revenue for our self service banking solutions increased from the conversion of customers in North America from annual maintenance revenue and support agreements to long-term subscription agreements during 2007, which in some cases included hosting services, partially offset by less demand for our full service banking solutions as compared to 2007. Support and maintenance revenue for the Postilion segment was $8.1 million for the three months ended September 30, 2008, an increase of $0.4 million from the same period in 2007, due primarily to increased licensing activity for our payment solutions in 2007 and the first half of 2008. Professional services revenue for the Postilion segment was $5.2 million for the three months ended September 30, 2008, an increase of $1.5 million from the same period in 2007, primarily due to increased licensing of our payment solutions and increased projects for our full service banking solutions. Professional services revenue in any one quarter can be impacted by customer projects and therefore, can increase or decrease significantly based on the projects. Data center revenue for our Postilion segment was $5.0 million for the three months ended September 30, 2008, a decrease of $0.4 million from the same period in 2007, due in part to customer attrition in our self service banking business, the migration of a Postilion customer to the Enterprise platform in 2007, and the conversion of some hosted customers to subscription agreements during 2007. This decrease was partially offset as Postilion’s Data center revenue includes a hosted payments solution customer that was added in late 2007. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions.

Direct costs. The following table sets forth our direct costs for the three months ended September 30, 2008 and 2007. The table provides each direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	Enterprise				Postilion				Total
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Direct costs:
Cost of software licenses	$236	15%	$318	18%	$691	9%	$657	10%	$927	10%	$975	12%
Cost of professional services, support and maintenance	11,696	49%	10,015	51%	7,709	58%	6,984	61%	19,405	52%	16,999	55%
Cost of data center	3,911	55%	3,638	58%	2,728	55%	2,695	50%	6,639	55%	6,333	54%
Cost of other revenue	122	n/m	—	n/m	10	n/m	34	n/m	132	n/m	34	n/m

Total direct costs	$15,965	49%	$13,971	50%	$11,138	43%	$10,370	44%	$27,103	46%	$24,341	47%

Direct costs increased $2.8 million for the three months ended September 30, 2008 compared to the same period in 2007 due to an increase in revenue in both segments. As a percentage of revenue, direct costs were 46% and 47% for the three months ended September 30, 2008 and 2007, respectively. Direct costs exclude charges for depreciation of property and equipment.
Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as incurred. The Cost of software licenses could increase in future periods as we license and install more of our products that include third party products. Purchased technology amortization was $0.7 million for both the three months ended September 30, 2008 and 2007. As the majority of Cost of software licenses is the amortization of purchased technology, software license costs are generally flat but can fluctuate with a large third party license sale or when purchased technology becomes fully amortized. Overall, the Cost of software licenses was 10% and 12% of Software license revenue for the three months ended September 30, 2008 and 2007, respectively.
Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and excludes charges for depreciation of property and equipment. Direct costs associated with professional services, support and maintenance increased $2.4 million for the three months ended September 30, 2008 compared to the same period in 2007, primarily due to growth in professional services and changes in our contract loss reserves related to Enterprise’s implementation and customization services. In 2005, we entered into a license agreement with a customer for several of our Enterprise products (“Enterprise Agreement”) in which we later determined that the cost to provide the implementation and customization services under the Enterprise Agreement would exceed the associated revenues. Therefore, we recorded a $1.5 million contract loss reserve related to the Enterprise Agreement in late 2005. During the third quarter of 2007, the Enterprise Agreement was renegotiated and subsequently replaced with a new license agreement for our Postilion self service banking solutions and we reduced our contract loss reserve by $1.3 million. As a percentage of revenue, Cost of professional services, support and maintenance was 52% and 55% of Support and maintenance and Professional services revenue for the three months ended September 30, 2008 and 2007, respectively.
Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs necessary to support our data center business and excludes charges for depreciation of property and equipment. Cost of data center increased $0.3 million for the three months ended September 30, 2008 compared to the same period in 2007, due primarily to higher costs in our Enterprise segment as we increased resources to support the increase in the number of transactions processed which is reflected in the growth in Enterprise’s Data center revenue. However, Cost of data center as a percentage of revenue for Enterprise improved as the Enterprise business increased utilization of resources and infrastructure to accommodate revenue growth. Cost of data center for Postilion as a percentage of revenue decreased primarily due to customer attrition in our Postilion self service banking business. As a percentage of Data center revenue, Cost of data center was 55% and 54% for the three months ended September 30, 2008 and 2007, respectively.

Operating expenses. The following table sets forth our operating expenses for the three months ended September 30, 2008 and 2007. The table provides each type of operating costs as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	Enterprise				Postilion				Total
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Operating expenses:
Selling and marketing	$3,643	11%	$3,085	11%	$4,717	18%	$4,893	21%	$8,360	14%	$7,978	16%
Product development	4,584	14%	3,127	11%	3,074	12%	3,230	14%	7,658	13%	6,357	12%
General and administrative	3,202	10%	3,707	13%	2,892	11%	2,632	11%	6,094	10%	6,339	12%
Depreciation	1,127	3%	1,016	4%	847	3%	595	3%	1,974	3%	1,611	3%
Amortization of other intangible assets	—	0%	—	0%	283	1%	282	1%	283	0%	282	1%

Total operating expenses	$12,556	38%	$10,935	39%	$11,813	46%	$11,632	50%	$24,369	42%	$22,567	44%

Operating income	$4,385	13%	$3,060	11%	$2,792	11%	$1,346	6%	$7,177	12%	$4,406	9%

Selling and marketing expenses. Total Selling and marketing expenses increased by $0.4 million for the three months ended September 30, 2008 compared to the same period in 2007 as both segments increased sales staff and marketing activities to support growth, which contributed to increased sales and commission expense. However, these cost increases were partially offset by lower stock-based compensation expense in 2008. As a percentage of revenue, Selling and marketing expenses were 14% and 16% for the three months ended September 30, 2008 and 2007, respectively.
Product development expenses. Total Product development expenses increased by $1.3 million for the three months ended September 30, 2008 compared to the same period in 2007 as the Enterprise segment continued to build out product functionality across all channels for both domestic and international customers. Additionally, the Postilion segment continues to enhance our payments, self service banking and full service banking solutions. However, these cost increases were partially offset by lower stock-based compensation expense in 2008. As a percentage of revenue, Product development expenses were 13% and 12% for the three months ended September 30, 2008 and 2007, respectively.
Historically, we have not capitalized Product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
General and administrative expenses. General and administrative expenses decreased by $0.2 million for the three months ended September 30, 2008 compared to the same period in 2007 due mainly to lower stock based compensation expense in 2008. As a percentage of revenue, General and administrative expenses were 10% and 12% for the three months ended September 30, 2008 and 2007, respectively.
Depreciation. Depreciation expense was increased by $0.4 million for the three months ended September 30, 2008 compared to the same period in 2007 due primarily to capital expenditures for our data center.
Amortization of other intangible assets. Amortization of other intangible assets, which includes our acquired customer lists, was $0.3 million for both the three months ended September 30, 2008 and 2007.
Interest and other income, net. Interest and other income, net, decreased by $0.6 million for the three months ended September 30, 2008 compared to the same period in 2007. Our interest income has decreased mainly due to lower rates.
Income tax expense. We recorded income tax expense of $1.3 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively. In 2008 and 2007, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset income.
We have recorded a valuation allowance on most of our deferred tax assets. In order to release the valuation allowance we must show a history of sustained profitability combined with adjustments for permanent tax differences. At that time, we will make a determination to reverse all or a portion of the valuation allowance related to net operating loss carryforwards based on estimates regarding our future earnings and the recoverability of the net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax provision and our earnings in the period in which it is reversed. When we believe our profitability is sustainable in jurisdictions that we have a valuation allowance, we may release all or a portion of the valuation allowance at that time.

We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during the three months ended September 30, 2008 and 2007, respectively. We do not believe this will have a material impact in 2008.
Although we have fully reserved net deferred tax assets of approximately $150.8 million as of September 30, 2008 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
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
Comparison of the Nine Months Ended September 30, 2008 and 2007
Revenue. The following table sets forth our revenue data for the nine months ended September 30, 2008 and 2007. The table provides the percentage change of revenue of each line item for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	Enterprise			Postilion			Total
	2008	2007	Chg	2008	2007	Chg	2008	2007	Chg
Revenue:
Software licenses	$5,462	$4,116	33%	$21,061	$17,692	19%	$26,523	$21,808	22%
Support and maintenance	12,412	11,418	9%	24,120	21,979	10%	36,532	33,397	9%
Professional services	54,932	48,485	13%	14,700	12,054	22%	69,632	60,539	15%
Data center	21,077	18,095	16%	15,191	16,982	-11%	36,268	35,077	3%
Other	583	465	n/m	272	192	n/m	855	657	n/m

Total revenues	$94,466	$82,579	14%	$75,344	$68,899	9%	$169,810	$151,478	12%

Total revenue increased by $18.3 million, or 12%, for the nine months ended September 30, 2008 compared to the same period in 2007. The Enterprise segment’s revenue increased across the major revenue lines. The Postilion segment’s revenue increased in Software licenses, Support and maintenance and Professional services.

Our Software license revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenue for our support and maintenance, data center, and licenses will be impacted. This transition reflects the acceptance of the Postilion segment’s self service banking products on a subscription basis. Postilion’s payments solutions are primarily sold on a perpetual license model. The Enterprise segment currently sells licenses on a perpetual basis, but has sold subscription licenses in the past. Our Software license revenue includes subscription revenue consisting of the following (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Subscription revenue:
Enterprise	$1,980	$1,535
Postilion	6,569	4,462

Total Company	$8,549	$5,997

Since the sales cycle for large financial institutions and retailers can last from six to 18 months, software license and professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services and Software license revenue can increase or decrease based on progress towards completion of projects, including project delays. Software license revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method on a contract by contract basis, typically measured by the percentage of cost incurred to date to estimated total costs to complete the contract. We typically use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor cost and indirect costs identifiable with or allocable to the contracts. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
Our Enterprise segment revenue increased $11.9 million, or 14%, for the nine months ended September 30, 2008 compared to the same period in 2007. Software license revenue for our Enterprise segment was $5.5 million for the nine months ended September 30, 2008, an increase of $1.3 million from the same period in 2007, which includes a $0.6 million settlement in 2008 with an international customer of an amount previously thought to be uncollectable and reserved for in the second quarter of 2007. Software license revenue for 2008 and 2007 generally reflects consistent demand for our Enterprise solutions and fluctuates based on product mix. Support and maintenance revenue for our Enterprise segment was $12.4 million for the nine months ended September 30, 2008, an increase of $1.0 million from the same period in 2007, due primarily to increased licensing activity in our treasury solutions and our international business throughout 2007. Professional services revenue for our Enterprise segment was $54.9 million for the nine months ended September 30, 2008, an increase of $6.4 million from the same period in 2007, due to growth in customer projects in our retail banking solutions for domestic customers and growth in projects for our international customers. The increase in Enterprise’s Professional services revenue included work related to a multi-channel implementation for a large international bank. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease significantly based on the projects. Data center revenue for our Enterprise segment was $21.1 million for the nine months ended September 30, 2008, an increase of $3.0 million from the same period in 2007, due primarily to the addition of several new hosted customers, the migration of a Postilion self service banking customer to Enterprise in 2007, and an increase in the volume of transactions for existing customers. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 35% and 40% of our Enterprise segment’s revenue from our largest customer for the nine months ended September 30, 2008 and 2007, respectively.

Our Postilion segment revenue increased $6.4 million, or 9%, for the nine months ended September 30, 2008 compared to the same period in 2007. Software license revenue for our Postilion segment was $21.1 million for the nine months ended September 30, 2008, an increase of $3.4 million compared to the same period in 2007, due primarily to increased licensing of our payments solution and an increase in the conversion of our self service banking customers in North America from annual maintenance revenue and support agreements to long-term subscription agreements during 2007, which in some cases included hosting services. This increase was partially offset by the higher demand for additional seat licenses sold in 2007 by our full service banking business. Support and maintenance revenue for the Postilion segment was $24.1 million for the nine months ended September 30, 2008, an increase of $2.1 million from the same period in 2007, due primarily to increased licensing activity for our payment solutions in 2007 and the first half of 2008. Professional services revenue for the Postilion segment was $14.7 million for the nine months ended September 30, 2008, an increase of $2.6 million compared to the same period in 2007, primarily due to an increase in the number of projects for our payment solutions. Professional services revenue in any one quarter can be impacted by customer projects and therefore, can increase or decrease based on the projects. Data center revenue for our Postilion segment was $15.2 million for the nine months ended September 30, 2008, a decrease of $1.8 million from the same period in 2007, due in part to customer attrition in our self service banking business, the migration of a Postilion customer to the Enterprise platform in 2007, and the conversion of some hosted customers to subscription agreements during 2007. This decrease was partially offset as Postilion’s Data center revenue includes a hosted payments solution customer that was added in late 2007. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions.
Direct costs. The following table sets forth our direct costs for the nine months ended September 30, 2008 and 2007. The table provides each direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	Enterprise				Postilion				Total
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Direct costs:
Cost of software licenses	$977	18%	$977	24%	$2,020	10%	$1,830	10%	$2,997	11%	$2,807	13%
Cost of professional services, support and maintenance	33,285	49%	30,586	51%	21,603	56%	19,137	56%	54,888	52%	49,723	53%
Cost of data center	11,591	55%	10,652	59%	8,006	53%	7,870	46%	19,597	54%	18,522	53%
Cost of other revenue	175	n/m	66	n/m	66	n/m	240	n/m	241	n/m	306	n/m

Total direct costs	$46,028	49%	$42,281	51%	$31,695	42%	$29,077	42%	$77,723	46%	$71,358	47%

Direct costs increased $6.4 million for the nine months ended September 30, 2008 compared to the same period in 2007 due to an increase in revenue in both segments. As a percentage of revenue, direct costs were 46% and 47% for the nine months ended September 30, 2008 and 2007, respectively. Direct costs exclude charges for depreciation of property and equipment.
Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as incurred. The Cost of software licenses could increase in future periods as we license and install more of our products that include third party products. Purchased technology amortization was $2.1 million for both the nine months ended September 30, 2008 and 2007. As the majority of Cost of software licenses is the amortization of purchased technology, software license costs are generally flat but can fluctuate with a large third party license sale or when purchased technology becomes fully amortized. Overall, the Cost of software licenses was 11% and 13% of Software license revenue for the nine months ended September 30, 2008 and 2007, respectively.
Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and excludes charges for depreciation of property and equipment. Direct costs associated with professional services, support and maintenance increased $5.2 million for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to growth in professional services and changes in our contract loss reserves related to Enterprise’s implementation and customization services. In 2005, we entered into a license agreement with a customer for several of our Enterprise products (“Enterprise Agreement”) in which we later determined that the cost to provide the implementation and customization services under the Enterprise Agreement would exceed the associated revenues. Therefore, we recorded a $1.5 million contract loss reserve related to the Enterprise Agreement in late 2005. During the third quarter of 2007, the Enterprise Agreement was renegotiated and subsequently replaced with a new license agreement for our Postilion self service banking solutions and we reduced our contract loss reserve by $1.3 million. As a percentage of revenue, Cost of professional services, support and maintenance was 52% and 53% of Support and maintenance and Professional services revenue for the nine months ended September 30, 2008 and 2007, respectively.
Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs necessary to support our data center business and excludes charges for depreciation of property and equipment. Cost of data center increased $1.1 million for the nine months ended September 30, 2008 compared to the same period in 2007, due primarily to higher costs in our Enterprise segment as we increased resources to support the increase in the number of transactions processed which is reflected in the growth in Enterprise’s Data center revenue. However, Cost of data center as a percentage of revenue for Enterprise improved as the Enterprise business increased utilization of resources and infrastructure to accommodate revenue growth. Cost of data center for Postilion as a percentage of revenue decreased primarily due to customer attrition in our Postilion self service banking business. As a percentage of Data center revenue, Costs of data center was 54% and 53% for the nine months ended September 30, 2008 and 2007, respectively.

Operating expenses. The following table sets forth our operating expenses for the nine months ended September 30, 2008 and 2007. The table provides each type of operating costs as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	Enterprise				Postilion				Total
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Operating expenses:
Selling and marketing	$11,614	12%	$9,814	12%	$14,305	19%	$13,329	19%	$25,919	15%	$23,143	15%
Product development	13,154	14%	9,107	11%	8,286	11%	9,160	13%	21,440	13%	18,267	12%
General and administrative	10,141	11%	11,465	14%	8,771	12%	9,283	13%	18,912	11%	20,748	14%
Depreciation	3,392	4%	3,377	4%	2,445	3%	1,805	3%	5,837	3%	5,182	3%
Amortization of other intangible assets	—	0%	45	0%	848	1%	847	1%	848	0%	892	1%

Total operating expenses	$38,301	41%	$33,808	41%	$34,655	46%	$34,424	50%	$72,956	43%	$68,232	45%

Operating income	$10,137	11%	$6,490	8%	$8,994	12%	$5,398	8%	$19,131	11%	$11,888	8%

Selling and marketing expenses. Total Selling and marketing expenses increased by $2.8 million for the nine months ended September 30, 2008 compared to the same period in 2007 as both segments increased sales staff and marketing activities to support growth, which contributed to increased sales and commission expense. However, these cost increases were partially offset by lower stock-based compensation expense in 2008. As a percentage of revenue, Selling and marketing expenses were 15% for both the nine months ended September 30, 2008 and 2007.
Product development expenses. Total Product development expenses increased by $3.2 million for the nine months ended September 30, 2008 compared to the same period in 2007, which is mainly attributable to the Enterprise segment as it continued to build out product functionality across all channels for both domestic and international customers. However, these cost increases were partially offset by lower stock-based compensation expense in 2008. As a percentage of revenue, Product development expenses were 13% and 12% for the nine months ended September 30, 2008 and 2007, respectively.
Historically, we have not capitalized Product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
General and administrative expenses. General and administrative expenses decreased by $1.8 million for the nine months ended September 30, 2008 compared to the same period in 2007 as we incurred higher professional consulting fees in 2007 partially offset by higher stock-based compensation expense in 2008. Also, in the second quarter of 2007, we accrued $0.4 million for estimated obligations under a professional services agreement which subsequently was settled for $0.2 million. The remaining liability was reversed in the second quarter of 2008. As part of the fourth quarter 2006 restructuring activities, we recorded a $0.4 million liability for previously received development grants that became payable due to certain reduction in work force initiatives. During the second quarter of 2008, we renegotiated the commitments made under the original development grant agreement which changed the repayment obligation terms and thus, the $0.4 million liability was reversed. As a percentage of revenue, General and administrative expenses were 11% and 14% for the nine months ended September 30, 2008 and 2007, respectively.
Depreciation. Depreciation expense increased by $0.7 million for the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to capital expenditures for our data center.
Amortization of other intangible assets. Amortization of other intangible assets, which includes our acquired customer lists, was $0.8 and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.

Interest and other income, net. Interest and other income, net, decreased by $1.8 million for the nine months ended September 30, 2008 compared to the same period in 2007. Our interest income has decreased mainly due to lower rates.
Income tax expense. We recorded income tax expense of $3.3 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. In 2008 and 2007, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset income.
We have recorded a valuation allowance on most of our deferred tax assets. In order to release the valuation allowance we must show a history of sustained profitability combined with adjustments for permanent tax differences. At that time, we will make a determination to reverse all or a portion of the valuation allowance related to net operating loss carryforwards based on estimates regarding our future earnings and the recoverability of the net operating loss carryforwards. A portion of any such reversal could have a positive impact on our income tax provision and our earnings in the period in which it is reversed. When we believe our profitability is sustainable in jurisdictions that we have a valuation allowance, we may release all or a portion of the valuation allowance at that time.
We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during the nine months ended September 30, 2008 and 2007, respectively. We do not believe this will have a material impact in 2008.
Although we have fully reserved net deferred tax assets of approximately $150.8 million as of September 30, 2008 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision in periods:
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
Liquidity and Capital Resources
The following tables show selected information about our cash flows during the nine months ended September 30, 2008 and 2007 and selected balance sheet data as of September 30, 2008 and December 31, 2007 (in thousands):

	Nine Months ended September 30,
	2008	2007
Net cash provided by operating activities before changes in operating assets and liabilities	$29,532	$29,227
Change in operating assets and liabilities	1,622	(11,334)

Net cash provided by operating activities	31,154	17,893
Net cash provided by investing activities	13,840	8,356
Net cash used in financing activities	(12,262)	(27,902)
Effect of exchange rates on cash and cash equivalents	(2,357)	579

Net increase (decrease) in cash and cash equivalents	$30,375	$(1,074)

	As of
	September 30, 2008	December 31, 2007

Cash and cash equivalents	$75,386	$45,011
Short term investments	6,454	23,855
Working capital	70,080	64,318
Total assets	292,243	281,844
Total stockholders’ equity	218,223	209,905
Operating Activities. For the nine months ended September 30, 2008, cash provided by operations was $31.2 million, compared to $17.9 million for the same period in 2007. The change in net cash flows from operating activities reflects improvement in our operating results as we have improved operating income by growing revenue while controlling costs, thereby increasing margins. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital requirements, debt obligations, and capital expenditures for at least the next 12 months.
In the first nine months of 2008, we had:
•	net income of $16.5 million;

•	depreciation and amortization expense of $8.8 million;

•	stock based compensation expense of $4.6 million;

•	an increase of $3.6 million in accounts receivable and an increase of $2.1 million in deferred revenue primarily due to sales growth while our days sales outstanding improved from 67 days to 64 days; and

•	an increase of taxes payable mainly for foreign jurisdictions of $2.9 million.
In the first nine months of 2007, we had:
•	net income of $13.1 million;

•	depreciation and amortization expense of $8.2 million;

•	stock based compensation expense of $7.9 million;

•	increase of $2.0 million due to an escrow deposit for a termination settlement of a vacated facility;

•	a decrease in accrued expenses and other liabilities of $11.8 million primarily due to payments made from the restructuring reserve and bonus payments;

•	a decrease of $5.1 million in accounts receivable due to the improvement of days sales outstanding to 85 days from 95 days; and

•	a decrease in deferred revenues for professional service projects of $4.0 million offset partially by an increase of $2.3 million in software licenses revenues.
Investing Activities. Cash provided by investing activities was $13.8 million for the nine months ended September 30, 2008 compared to $8.4 million in the same period in 2007.
In the first nine months of 2008, we:
•	converted $17.4 million, net, from short-term investments to cash and cash equivalents;

•	received $3.7 million from the release of escrow related to the sale of our Risk and Compliance segment in August 2006; and

•	purchased $7.3 million of property and equipment for hardware, software and building improvements.
In the first nine months of 2007, we:
•	converted $18.4 million, net, from short-term investments to cash and cash equivalents;

•	paid an escrow deposit related to the purchase of our corporate headquarters of $1.6 million; and

•	purchased $8.4 million of property, equipment, and technology, comprised of $2.8 million for property, $2.4 million for a source code license, and the remainder for leasehold improvements and hardware expenditures.

Financing Activities. Cash used in financing activities was $12.3 million for the nine months ended September 30, 2008 compared to $27.9 million in the same period in 2007. We expect proceeds from the exercise of stock options to partially offset our cash obligations to settle stock appreciation rights in future periods.
In the first nine months of 2008, we:
•	paid $10.2 million for the repurchase of our common stock pursuant to an authorized stock repurchase program;

•	received $0.7 million from the sale of common stock under our employee stock option plans less payments for the exercise of stock appreciation rights; and

•	paid $2.8 million for capital lease and debt obligations.
In the first nine months of 2007, we:
•	paid $35.3 million for the repurchase of our common stock pursuant to a tender offer and authorized stock repurchase program;

•	received $10.0 million from the sale of common stock under our employee stock option plans; and paid $2.6 million for capital lease obligations and debt obligations.
Investments. At September 30, 2008, we had $3.9 million of short-term investments in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007. In December 2007, we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. We received $6.8 million of redemptions from this mutual fund trust during the nine months ended September 30, 2008. We expect most of the fund to be paid out in 2008 as the underlying investments mature or are liquidated.
Stock Repurchase Program. Stock repurchases for the three months ended September 30, 2008 were 1.3 million shares for a total cost of $8.4 million. Stock repurchases since May 2007 were 8.2 million shares for a total cost of $60.4 million. As of September 30, 2008, approximately 2.7 million shares remained available to be repurchased under the program. During October 2008, we repurchased an additional 2.2 million shares at a cost of $11.6 million. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million.
Restructuring. Our restructuring reserves include future rent payments for vacated facilities, net of anticipated sublease income and severance payments to terminated employees. As of September 30, 2008, we expect to make future undiscounted cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $6.6 million, of which we anticipate to pay approximately $2.1 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.
Stock Appreciation Rights Awards. As of September 30, 2008, we have a cash liability of approximately $1.5 million related to our November 2006 stock appreciation rights awards that are vested and exercisable at the discretion of the employees holding such awards. Additionally, in the fourth quarter of 2008, the remaining stock appreciation rights awards are scheduled to vest and the estimated cash liability for these awards is $2.4 million. These estimates are based on our valuation which uses our closing share price, among other factors, as of September 30, 2008.
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

Generally, our expenses are denominated in the same currency as our revenue and the exposure to rate changes is minimal. We believe most of our international operations are naturally hedged for foreign currency risk for net income as our foreign subsidiaries invoice their customers and satisfy their obligations in their local currencies with the exception of our development center in India. However, we may hedge certain customer contracts or development locations that are not considered to be naturally hedged by revenue and costs in the functional currency. There can be no guarantee that foreign currency fluctuations in the future will not be significant or fully hedged.
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
U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent weeks the volatility has reached unprecedented levels. General business and economic conditions that could affect us and our customers include inflation, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services and adversely affect our operating results.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or which our or their property is subject.
Item 1A. Risk Factors
Except as noted below, during the three months ended September 30, 2008, there were no material changes to the Risk Factors relevant to our operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2007 as supplemented in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
We expect that the revenue we generate from our largest customer, State Farm, will decrease over the next three years as our work efforts for them conclude by the end of 2011 which may cause our financial performance to suffer
State Farm accounted for 21%, 25% and 25% of our total revenue from continuing operations in 2007, 2006 and 2005. We expect approximately $42.0 million in revenue from State Farm in 2008. Additionally, we expect approximately $80.0 million in revenue from State Farm from 2009 until our work for State Farm concludes by the end of 2011, of which approximately $35.0 to $37.0 million in revenue is expected in 2009. We can give no assurance that we will be able to generate the foregoing revenue amounts from State Farm or that we will be able to replace the revenue from State Farm.
Our business may be adversely impacted by U.S. and global market and economic conditions
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the banking and insurance industries and other financial services firms. Given the concentration of our business activities in financial industries, we may be particularly exposed to economic downturns in those industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent weeks the volatility has reached unprecedented levels. General business and economic conditions that could affect us and our customers include inflation, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services and adversely affect our operating results. In addition to mergers and acquisitions in the banking industry, we are also beginning to see an increased level of bank closures and government supervised consolidation transactions. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions, be closed by regulators, or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser”, as defined in Section 240.10b-18(a)(3) of the Securities Exchange Act of 1934, of shares of our common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $60.0 million of our common stock. In September 2008, our Board of Directors authorized an increase to our previously approved stock repurchase program that provides total authorization for us to purchase up to 4,000,000 shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million. Repurchases under the program may be made from time to time in open market and privately negotiated transactions as market and business conditions warrant. The repurchase program may be modified or suspended at any time or from time to time, without prior notice, at our discretion. Stock repurchases for the three months ended September 30, 2008 were 1.3 million shares for a total cost of $8.4 million. Stock repurchases since May 2007 were 8.2 million shares for a total cost of $60.4 million. The table below shows the activity for the three months ended September 30, 2008.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of a publicly	yet be purchased
	of shares	Average price	announced plan or	under the plan or
Period	purchased	paid per share	program	program

July 1, 2008 - July 31, 2008	—	$—	—	—

August 1, 2008 - August 31, 2008	—	$—	—	—

September 1, 2008 - September 30, 2008	1,316,857	$6.38	1,316,857	2,683,143

Total	1,316,857	$6.38	1,316,857

Item 6. Exhibits

Exhibit
No.	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated September 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 7, 2008.

S1 CORPORATION
By:	/s/ STEPHEN M. DEXTER
Stephen M. Dexter
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Accounting Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Principal Accounting Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002