Form 10-K
period 2008-12-31
S1 CORP /DE/
filed 2009-03-05
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $7.57, was $373.6 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant.
Shares of common stock outstanding as of February 24, 2009: 52,841,532
Documents Incorporated by Reference
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the definitive proxy statement for the annual meeting of shareholders to be held on or about May 26, 2009, which the registrant intends to file no later than 120 days after December 31, 2008, are incorporated by reference into Part III.

S1 CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I
Item 1. Business.
This annual report on Form 10-K and the documents incorporated into this annual report on Form 10-K by reference contain forward-looking statements and information relating to our subsidiaries and us within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial condition, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “estimates,” “intends” or similar terminology identify forward-looking statements. Forward-looking statements may include projections of our revenue, expenses, capital expenditures, earnings per share, product development projects, future economic performance or management objectives. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described under the caption “Risk Factors” in Item 1A of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
Executive Overview
S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion.
The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self service banking solutions such as Internet personal, small business and corporate banking and trade finance, and mobile banking, and (ii) full service banking solutions such as teller, branch, sales and service, and call center. Historically, we licensed the Enterprise suite of products on both a perpetual and subscription basis but since the fourth quarter of 2006, we have primarily offered our Enterprise products on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products, license revenue may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”).
The Postilion segment represents payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America. Postilion’s payments processing and card management solutions provide transaction switching, device driving, and secure card issuance and life cycle management for credit, debit and prepaid cards for financial institutions and other ATM owners and deployers, retailers, merchant acquirers, and card issuers. These solutions are primarily licensed on a perpetual basis. Postilion’s banking solutions include software and related services that financial institutions use to interact with their customers including (i) self service banking solutions such as Internet personal and business banking, voice banking and mobile banking, and (ii) through our FSB Solutions (“FSB”) brand, full service banking solutions such as teller, branch, sales and service, call center and lending. We license Postilion’s self service banking applications primarily on a subscription basis and its full service banking applications primarily on a perpetual basis.
We derive a significant portion of our revenue from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance, hosting applications in our data center, and from electronic bill payment services. We also generate recurring revenue by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. Subscription license revenue is recognized evenly over the term of the contract which is typically between three to five years, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the implementation period.
We are headquartered in Norcross, Georgia, USA, with offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Fairport, New York; Colorado Springs, Colorado; and West Hills, California; and international offices in Brussels, Cape Town, Dubai, Dublin, Johannesburg, Melbourne, Munich, Pune, Chertsey and Singapore. S1 Corporation is incorporated in Delaware.

We were founded in 1996 when we started the world’s first Internet bank — Security First Network Bank. In 1998, we sold the banking operations to Royal Bank of Canada. We then focused on software development, implementation and support services. Our core business was primarily Internet banking and insurance applications for several years. Then, through a series of strategic acquisitions and product development initiatives, we executed on our strategy of offering applications that address multiple customer interaction channels on a common platform and payments processing and card management functionality.
S1 Vision and Strategy
Our vision is to be the leading global provider of customer interaction software solutions for financial and payment services. The key initiatives that support the execution of this vision are:
•	Create satisfied customers by providing the highest level of customer service thereby increasing the opportunity to sell additional solutions and services;

•	Cross-sell the multiple applications that run on the S1 Enterprise and Postilion platforms;

•	Continue to improve operations to be the most efficient software company possible;

•	Develop and deliver innovative, quality products and services to meet current market demands and future customer needs; and

•	Broaden our product offerings and increase our market penetration by selectively making acquisitions and/or pursuing new markets for our solutions.
Sources of Revenue
Our revenue is derived from software licenses, including subscriptions, support and maintenance, professional services, hosting and data center operations and other revenue. Refer to Note 2 and Note 18 of our consolidated financial statements and the “Sales and Marketing” section below for a further discussion of the various types of revenue, revenue recognition policies, and financial information regarding segment reporting and geographic areas. Our product brands, solutions and related markets are summarized below:

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

Enterprise Segment
S1 Enterprise is a global leader in providing flexible, bank-centric solutions and payment services that drive profitability across multiple channels and customer segments through an open, interoperable platform. The primary focus of Enterprise is to help financial institutions drive deposit growth, increase revenue and lower total costs by providing a breadth of best-of-breed solutions that are interoperable across multiple banking channels, including online, mobile, branch/teller and call center.
S1 Enterprise offers applications for retail and corporate banking, branch banking, and call center operations on the Enterprise platform with a common architecture, technology and database. Information generated from customer interactions is made available across multiple applications on a real-time basis, though it is produced and collected in multiple delivery channels including the branch, call center, telephone, and Internet. In addition, the S1 Application Manager is a web-based back office tool provided with S1 Enterprise applications that enables administrators to configure, maintain, and support all installed applications. The S1 Enterprise Application Manager includes a rich entitlements engine that enables banks to tailor services and the user experience to individual customer segments and provides the ability to, among other things, administer levels of authority and user privileges, perform on-behalf-of transactions, set up and manage marketing campaigns, manage bank branding, customize affiliate bank parameters and generate system reports.
There are four product groups in S1 Enterprise: Retail Online, Treasury Online, Branch Banking and Call Center, and Insurance. The Retail Online solutions allow our customers to establish and maintain banking functionality with individuals and small businesses via the Internet or through a mobile device on a single platform. The Treasury Online solutions provide our customers the ability to provide online global cash management and trade finance solutions to large corporate customers. The Branch Banking and Call Center products provide our customers the technology necessary to carry out customer service functions within bank branch and call center environments. S1 Insurance provides software, custom software development, hosting and other services to State Farm.
S1 Enterprise Retail Online Solutions
•	S1 Personal Banking allows our customers to offer online banking capabilities, including personal finance management, electronic bill payment and presentment, external account transfers, alerts and reminders, and online self-service tools.
•	S1 Business Banking provides online financial solutions suited for small to mid-market business banking customers. Our software allows these businesses to manage their money quickly and effectively. This allows our financial institution customers to offer product packages that can satisfy an array of business customer segments with such features as account management and enhanced reporting, payments, foreign exchange and self-service features, including the ability to open new accounts online, report lost cards, reset passwords, stop payments, reorder checks, request check copies, and create electronic alerts.
•	S1 Mobile Banking and Payments provides the ability for consumers and businesses to access and manage bank account information and perform financial transactions via the convenience of a mobile device.
•	S1 AccelAccount gives financial institutions a customized new account opening solution that provides their prospects and customers with an improved way to open and fund new accounts at a much lower cost than traditional account opening.
•	S1 Electronic Vault provides easy and secure storage of a financial institution’s customer’s important files within their own personal vault on the financial institution’s portal.
•	S1 Enhanced Reporting provides financial institutions’ customers the ability to generate, manage and securely receive business critical reports using standard Banking Administration Institute data.
•	S1 Out-of-Band Authentication provides security against phishing and keystroke-logging attacks to mobile phones.

S1 Enterprise Treasury Online Solutions
•	S1 Corporate Banking provides online cash management solutions to some of the world’s largest banks. S1 Corporate Banking is built in a multilingual and multi-currency framework on the S1 Enterprise Platform and delivers diverse payment methods, multi-factor authentication capabilities, electronic file delivery, check services, and robust information reporting. S1 Corporate Banking delivers real-time data on account balances and transactions as well as straight-thru processing on payments from the Automated Clearing House (“ACH”) to Fedwire to the Society for Worldwide Interbank Finance Telecommunication (“SWIFT”).
•	S1 Trade Finance provides online trade finance solutions to some of the world’s largest banks. S1 Trade Finance allows a bank’s customers to quickly and easily manage their international buying and selling activities with one integrated system to create, process and report on trade instruments such as letters of credit, collections, and open account transactions. S1 Trade Finance capabilities include: Import Letters of Credit, Open Account, Standbys, Guarantees, Purchase Order Processing, Document Presentation, and Documentary Collections.
•	S1 Foreign Exchange simplifies payment workflow by allowing customers to obtain foreign exchange rates through a single, online solution.
S1 Enterprise Branch Banking and Call Center Solutions
S1 Enterprise’s Branch Banking and Call Center Solutions are an integrated suite of applications and modules that enable the delivery of a full-range of banking services at the financial institution branch and call center. S1 Enterprise Branch Banking and Call Center products include teller and platform capability with integrated channel management and cross-channel data integration. Since one common system and set of tools support teller applications, sales platform, and call center applications, implementation and ongoing maintenance are simplified. Applications in the S1 Enterprise Branch Banking and Call Center Solution include:
•	S1 Enterprise Teller utilizes thin and rich client technologies rather than PC based technologies. This provides scalability, real-time connectivity, and low total cost of ownership with deep off-line capabilities. S1 Enterprise Teller features a unique and advanced home screen that allows users to perform dozens of transactions that used to require navigation from screen to screen. The application is highly flexible and customizable, and its centralized administration capabilities enable the quick and efficient rollout of new products, features, and upgrades.
•	S1 Enterprise Sales and Service Platform provides transaction functionality and embedded relationship management tools along with a universal desktop for instant, real-time access to complete customer and account data. S1 Enterprise Sales and Service provides tools such as Case and Lead management, Portfolio Management and Pipeline Management and can fill the need for a Branch Automation, Sales Force Automation and Customer Relationship Management system at the same time in one seamless desktop.
•	S1 Enterprise Call Center is a fully integrated call center solution that offers workflows, transactions and core services that meet the specialized needs of the call center environment. In addition to the core services found in the teller and sales and service platform, S1 Enterprise Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management functionality that is typically found in call center operations.
S1 Enterprise Insurance
S1 Enterprise Insurance is almost exclusively focused on providing software, custom software development, hosting and other services to State Farm. Revenue from State Farm was 18%, 21% and 25% of our revenue from continuing operations and 33%, 39% and 48% of our Enterprise segment revenue during the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect approximately $80 million in revenue from State Farm from 2009 until our work for them concludes by the end of 2011, of which we expect approximately $35 — $37 million in revenue in 2009.

Postilion Segment
Postilion Payments Processing and Card Management
Postilion payments processing and card management solutions drive consumer-generated payments for organizations of all sizes globally, through automated teller machines (“ATMs”), point-of-sale (“POS”) terminals, interactive voice response systems, mobile phones, and the Internet. The Postilion platform acts as a payments hub, consolidating multiple card and transaction types from diverse sales channels, and creating a single customer view. Front office and back office functionality provides for authorization, settlement, reconciliation, and comprehensive management information. Unique to Postilion is its active/active architecture which provides the ultimate in high-availability and disaster recovery. Postilion supports cutting-edge technologies and standards including contactless cards, prepaid cards, mobile payments, EMV (global standard for credit and debit payment cards), Single European Payments Area (“SEPA”), and Payment Card Industry Data Security Standard (“PCI DSS”). Postilion’s payments processing and card management solutions are based on a highly flexible architecture, incorporating the principles of service-oriented architecture, and can be supplied with an advanced software development kit. Postilion’s payment processing and card management solutions include:
•	Postilion for ATM Owners and Deployers drives a wide array of ATM terminals, whether dial-up, leased line, or advanced-functionality devices. The Postilion solution for ATM owners manages online connections to networks, card schemes, and host systems, and provides sophisticated performance monitoring, back office functionality and management information. The Postilion solution supports magnetic stripe and EMV cards as well as a comprehensive set of value added transactions and services.
•	Postilion for Retailers drives fast, cost-effective, and secure payment card processing for retailers, merchants and e-commerce operators, enabling all aspects of a payment transaction, from the POS through to the authorizer.
•	Postilion for Card Issuers supports secure issuance and life cycle management for credit, debit and prepaid cards. This card issuing software provides extensive authorization and validation services, personal identification number (“PIN”) management and management information. The Postilion solution for Card Issuers supports magnetic stripe, EMV, contactless and instant issuance options.
•	Postilion for Merchant Acquirers provides a comprehensive processing platform for handling card payment transactions generated at multiple sales channels including the POS, Internet, call center and mobile phone. A wide variety of card and transaction types are supported including EMV, prepaid and contactless.
Postilion Banking
Postilion Self-Service Banking
Built on the Postilion Payments Processing and Card Management platform, Postilion Banking provides community and regional banks and credit unions in North America an end-to-end solution on a single platform for fully integrated self-service banking and payments. Postilion’s self-service banking solutions include:
•	Postilion Retail Internet Banking provides a convenient, secure Internet banking service for consumers, including account balance inquiries, funds transfers, bill payments, ATM personalization, account activity, personal financial management tools, and user alerts.
•	Postilion Business Internet Banking is designed to help community banks and credit unions deliver services to small-to-medium businesses. Functions include integrated front and back office systems, multiple payment vehicles such as domestic and SWIFT wires and ACH, targeted reporting, and entitlements.
•	Postilion Mobile provides consumers a range of mobile services, such as balance inquiries, inter-account transfers, bill payments, and prepaid airtime purchases using mobile devices via short messaging service or browser-based banking.
•	Postilion Voice Banking delivers the full range of voice banking functionality, such as online and offline transaction processing, call-flow management, and voice driver management.
•	Postilion ATM Driving powers ATM driving needs, including ATM network management, related business management, and advanced functions.
•	Postilion Merchant Acquiring allows financial institutions to offer POS transaction processing on behalf of their retail merchant customers, with full transaction processing and complete management of the entire merchant transaction processing cycle.
•	Postilion Card Management provides a full range of card management services required by card issuers, such as card production, PIN management, and authorization services.

In addition to the above solutions, Postilion Banking continues to maintain and support its legacy IBS retail and business Internet banking and voice banking applications.
Postilion Full-Service Banking
Through our FSB Solutions brand, Postilion offers a full-range of branch banking and lending technology solutions primarily for small to medium size financial institutions in North America. The FSB applications are divided into four product groups: FSB Branch Automation, FSB Banking Call Center, FSB Marketing Center and FSB Lending. An overview of each product group is as follows:
•	FSB Branch Automation includes FSB Teller and FSB Sales and Services Platform. FSB Teller is a functionally rich, client-server based application that provides the complete set of transactions and core services necessary for the teller function, including host communications, sharing and storing of information, cumulative totals, electronic journal, transaction security and approval and balancing aids. The FSB Sales and Services Platform combines extensive transaction processing functionality with sales tools and core services that facilitate selling new products, as well as servicing existing accounts.
•	FSB Banking Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management specific to call center operations. The FSB Banking Call Center application integrates with other call center technologies, including interactive voice response systems, computer telephony integration servers, and automatic call distributor systems.
•	FSB Marketing Center provides the ability to develop and execute marketing campaigns based on multiple segmentations of customers and prospects. It includes robust capabilities to drive alerts, awards, and promotions directly to the banks’ various delivery channels.
•	FSB Lending provides a highly configurable and complete consumer, business and credit origination software solution that delivers straight-through processing control from application through loan booking, with support for multiple data entry channels. The software is differentiated in part through its ability to deliver broad application-level strength in each area of lending through a universal platform, which provides operational and administrative consistency and control.
Additional Solutions
•	Pay Anyone. We provide bill-pay services through third-party partnerships for all of our retail / personal Internet banking applications.
Services
In addition to licensing software, both the Enterprise and Postilion segments provide a broad array of services to meet the needs of their customers. The services include planning, project management, implementation, integration and customization of customer software applications, as well as ongoing maintenance and support and application hosting.
Professional Services
Our professional services teams in the Enterprise and Postilion segments facilitate the implementation and customization of our software solutions. Our professional services organizations are engaged in the following activities:
•	Project Management — our project managers are responsible for the oversight of services projects throughout the implementation cycle;
•	Implementation — our professional services teams assist customers with the installation and configuration of our software;
•	Custom Software Development — our software developers customize software solutions to meet the specific business requirements of our customers;
•	Integration — we assist our customers in integrating and testing our software with core banking systems and other applications within their environment;
•	Educational Services — our training professionals help our customers train their employees to use our solutions to better serve their customers; and
•	Web Design Services — our web design group assists with the delivery of a complete web presence for financial institutions.

Customer Support
The customer support teams in the Enterprise and Postilion segments offer various levels of service to meet an organization’s support needs and budgets, including:
•	Technical Support — our customer support engineers provide technical support for our products;
•	Software Release Management — we provide software upgrades that include enhancements to our software as well as operational and performance improvements; and
•	Online Support — our support website is designed to provide “one-stop” access to technical information for our products including FAQs, download patches, updated documentation, and support bulletins.
Hosting Services
Our hosting services provide systems outsourcing, data center hosting, operational management and control across the full range of personal, small business and corporate Internet banking, insurance, mobile banking, and payment processing applications. We host S1 applications for our global and international customers in our data center facility in Norcross, Georgia, which handles more than 3.4 million end-users daily. Our mature operating environment was designed to address mission-critical operations for financial applications, such as security, recovery and availability of data. Our data center is a hardened facility that can scale to support large volumes of customers.
Other Revenue
Other revenue is principally generated from the resale of certain software and hardware products produced by third-parties and sold by us under reseller agreements to our customers in conjunction with the sale of our products and services.
Industry Background
There are many global factors influencing the competitive environment for financial institutions, including:
•	economic conditions and particularly the impact of the lack of liquidity in credit markets;

•	pressure to grow their businesses;
•	pressure to reduce costs;
•	impact of mergers and acquisitions;
•	pressures on customer retention and better use of customer data;
•	increasing electronic payment transaction volumes;
•	increased security concerns and regulatory requirements; and
•	the need to minimize information technology and infrastructure costs while meeting the ever-rising consumer expectations for customer service and convenience.
We believe that the above factors are influencing financial institutions to look for new ways to effectively service and sell to their customers through all of their interaction channels, including the branch (teller and platform), call center, Internet, phone, ATM and POS terminals.
As in some other industries, financial institutions can more cost-effectively grow their businesses by cross-selling additional products and services to existing customers. This is difficult to do if they are not able to understand the needs of their customers and customer segment behavior and intelligently market services and products to these customers. Our solutions are designed to not only provide financial institutions with greater insight into customer data, but also into customer transaction behavior.
As each customer interaction channel was introduced, many financial institutions took a tactical approach in expanding their offerings, incrementally adding these new channels as they fit in with their evolving business plans. Each channel functioned independently, with limited, if any, interactions and knowledge of the customer interactions occurring in the other channels. This silo-like infrastructure, often facilitated with several disparate vendors and technologies, has become too expensive for many institutions to support and too inefficient for consumers and businesses to utilize as a basis for interaction with their financial institution. By implementing multiple applications on a single technology platform — the long-term value proposition for many of our solutions — banks are able to reduce the number of technology platforms, interfaces and administrative resources associated with supporting their operations. We believe that financial institutions which provide a unified experience for their customers across multiple points of interaction, delivered at the lowest possible cost, will provide them with a key competitive advantage.

In addition to these broad industry drivers, there are other catalysts that are driving new technology purchase decisions by financial institutions including increased regulatory requirements such as those in the areas of identity theft prevention, “Check 21” legislation, anti-money laundering, and in the European Union, the conversion to a SEPA. Many internally developed systems or older systems either do not support these requirements or require a costly investment to bring those systems into compliance. Additional security requirements are expected for high risk transactions.
There are also a variety of factors, both global and territory/country-specific, that are influencing the competitive marketplace for our payments processing and card management solutions. One of the primary drivers are security concerns which have given rise to an increase in regulatory requirements and security enhancements, such as the PCI DSS and Visa’s Payment Application Best Practices. We believe this increase in security concerns and the associated regulatory requirements typically force organizations in the payments space to consider replacing their existing legacy payments platforms, including in-house systems, which are generally more expensive to maintain from a compliance perspective. Another factor influencing the competitive marketplace is that a large proportion of payments systems are still based on legacy and/or proprietary technology and organizations are increasingly under pressure to adopt modern, open-system payments platforms to reduce the costs associated with operations, management and maintenance. In line with the pressure to reduce costs, organizations with payments platforms are also continually looking for opportunities to increase revenue by adding new payment channels and accepting new payment methods. Additionally, a significant number of developing countries are rapidly adopting electronic payments instruments in lieu of cash which not only provides opportunities for new payments systems, but also for additional infrastructure to keep pace with the growth in transaction volumes and the demand for new payments channels and instruments.
We believe these factors are examples of initiatives that are influencing the decision on the part of organizations of all sizes to consider new solutions to help them increase revenue opportunities, improve customer loyalty, reduce costs and comply with regulatory requirements. We believe our solutions can help address these needs.
Discontinued Operations
In 2006, we completed the sale of our Risk and Compliance segment which provided regulatory reporting, financial intelligence and analytic solutions to financial institutions worldwide. Refer to Note 3 of our consolidated financial statements for a further discussion of our discontinued operations.
Customers and Markets
We provide (i) banking software solutions for financial institutions, ranging from global financial services organizations to community banks and credit unions, and (ii) payment processing and card management software solutions for financial institutions and other ATM owners and deployers, retailers, merchant acquirers, and card issuers.
Strategic Alliances and Partners
We have built a global network of alliances, allowing us to more fully extend our expertise, capabilities, and reach within the markets we address. We have established strategic, technology, and channel relationships with a number of organizations. We have alliances with companies such as IBM, Microsoft and numerous core processing vendors such as Fiserv, Inc. and Fidelity National Information Services, Inc. We also have relationships with key technology providers, including bill payment providers, credit card processing vendors, retail point-of-sale vendors, and printed product vendors. In certain geographies, including the Americas, the Middle East, the Asia-Pacific region and some European countries, we use partners as sales channels to increase our market reach.

Sales and Marketing
Each segment maintains dedicated sales and marketing teams that are focused on brand awareness and product sales for their specific solutions to their target markets. Within each segment are trained sales support personnel and solutions architects who provide functional and technical expertise to maximize the customer’s understanding of our solutions. We reported revenue from continuing operations of $228.4 million, $204.9 million and $192.3 million in 2008, 2007 and 2006, respectively, of which 72%, 75% and 82%, respectively, were attributed to sales in the United States. Refer to Note 18 to our consolidated financial statements for further discussion related to geographic disclosures of revenue.
In the United States, we primarily utilize direct sales teams that call on financial institutions and retailers to identify sales opportunities. Our FSB Solutions division utilizes direct sales teams and resellers for its full service banking solutions. Our sales teams are organized by product lines and call on existing customers and new prospects for first time sales and for cross-selling new and add-on applications and services. Our sales teams are responsible for the relationship with their assigned customers, including customer satisfaction, product and service delivery, and cross-selling new and add-on applications and services. Additionally, we have dedicated client service personnel in place for our larger customers to further support the relationship.
The sales cycle for large financial institutions generally lasts from six to 18 months and the resulting contracts typically have perpetual terms. Sales to community and regional financial institutions are typically facilitated by both direct and telephone-based sales teams. The sales cycle for these small to mid-sized financial organizations generally lasts from six to nine months, and the contracts typically provide for direct delivery and service requirements. In addition, we have relationships with resellers that act as an indirect channel to expand our market penetration.
In the Europe and Middle East (“EME”) region, we sell primarily through direct sales in specific territories such as the United Kingdom, Belgium, the Netherlands, Germany, Italy, the Nordics, Eastern Europe, Dubai and most countries in the Middle East, and through resellers in other areas such as Kuwait, Austria, Greece, Jordan, Egypt and Israel. In Africa, we sell on a direct sales basis in South Africa and on a reseller basis in the rest of Africa. In the Asia-Pacific (“APAC”) region, our sales efforts are focused primarily through resellers in countries such as China, Taiwan, Indonesia and Malaysia with direct sales into Thailand, Singapore, Australia and New Zealand.
In addition to internal sales efforts and joint efforts with distribution partners, we market our products and services in other ways to build awareness of our brands. Our marketing efforts include participation and exhibition at industry conferences and trade shows, hosting product specific user conferences, press releases on relevant topics and developments, maintaining memberships in key industry organizations, and establishing close relationships with industry analysts to help guide product development and marketing efforts.
Product Development
We develop the majority of our product solutions ourselves with development centers primarily in the United States, India and South Africa. Our Enterprise segment utilizes resources from locations in the United States and India for product development, support and implementation services. The Postilion segment utilizes resources in the United States, South Africa and India for product development, support and implementation services. We employ best practices from well-known enterprise software companies to ensure that the entire organization — products, services, delivery, and support — is ready to successfully and repeatedly deliver products to the market and focus on customer success. We spent $29.3 million, $23.7 million and $38.9 million on product development efforts related to continuing operations in 2008, 2007 and 2006, respectively. For a discussion of certain risks related to our foreign operations, please refer to “Risk Factors” in Item 1A of Part I of this report.
In our Enterprise segment, we continued to expand our product functionality across all channels in 2008. We released a new version of our Treasury Online solutions during 2008 and plan to add new enhancements in 2009. We dedicated more resources in 2008 to expand our Branch and Call Center solutions and plan to release a new version of this software in 2009. We also plan to release updated versions of our Retail Online solutions in 2009 as we continue to add functionality and improve support for our customers. We increased resources for our Enterprise development groups during 2008 to support the demand for new enhancements and international customizations to better support our customers and address sales opportunities.
In our Postilion segment, we continued to integrate and enhance our self servicing banking solutions that provide Internet retail and business banking, voice banking and mobile banking on the Postilion platform which already provides payment processing and card management solutions. Our voice and mobile banking applications were released on the Postilion platform in 2007 and our Internet retail and business banking solutions were made generally available in the first quarter of 2009. We also continue to update our legacy Internet banking and branch solutions for our North American customers.

Competition
The market for financial and payments software is competitive, rapidly evolving and subject to technological change. We currently perceive our near-term competition as coming from four primary areas: (1) financial institutions’ proprietary in-house development organizations, (2) single-point solution vendors, (3) core processing vendors, and (4) enterprise solution vendors.
In-house Development Organizations
Some financial institutions conduct a significant portion of their software development in-house while others have chosen to outsource to third-party vendors. Generally, only very large organizations have the ability to develop solutions internally. We believe financial organizations may encounter the following challenges when developing financial software in-house:
•	building, maintaining and upgrading an in-house solution can be very costly and may lack an industry-wide best practices approach;
•	attracting and retaining the necessary technical personnel can be difficult and costly;
•	the cost of and skills required to maintain regulatory compliance can prove onerous;
•	the development of third party partnerships necessary to support the primary software product is time consuming, costly, and requires a partner management infrastructure; and
•	technological development may be too far outside the financial organization’s core competencies to be effective or successful.
Single-Point Solution Vendors
These vendors offer solutions for a specific line of business and/or channel. In the Internet personal and business banking space, we compete primarily with Digital Insight (a division of Intuit Inc.), Financial Fusion (a division of Sybase Inc.), and Corillian Corporation (a division of Fiserv, Inc.). In branch banking, we compete primarily with Argo Data Resource Corporation and Fidelity National Information Services, Inc. In corporate banking, we compete primarily with Fundtech Ltd., ACI Worldwide, Inc. and Clear2Pay. In the payments processing and card management space, we compete primarily with ACI Worldwide, Inc. We believe the disadvantages associated with single-point solution providers include:
•	integrating applications and channels from multiple vendors may greatly lengthen a financial organization’s time- to-market and implementation costs;
•	operating and upgrading solutions from multiple vendors is typically very costly; and
•	combining solutions across different channels does not provide a single view of the customer.
Core Processing Vendors
These vendors offer data processing services and outsourcing for financial institutions’ systems of record. In this space, we compete with companies such as Fidelity National Information Services, Inc., Metavante Technologies, Inc., Fiserv, Inc. and Jack Henry and Associates, Inc. A number of these companies offer front office products within a packaged pricing scheme integrated with their core back office capabilities. We believe the primary disadvantage of this approach is that these front office applications will lag behind the market to some degree in terms of functions and features and are of a secondary focus to the vendor behind their data processing and other back office products and services.
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

Government Regulation
As a service provider to financial institutions, we are subject to examination and are indirectly regulated by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, National Credit Union Association and the various state financial regulatory agencies that supervise and regulate the banks, credit unions and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies include our internal controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, as well as certain design specifications of our software licensed to financial institutions.
Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, many legislative and regulatory actions have been enacted or are pending at the state and federal level with respect to privacy. Further, we and our customers may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and may in the future consider other Internet-related legislation. Laws applicable to Internet based transactions remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We also may be subject to encryption and technology export laws which, depending on future developments, could adversely affect our business.
Employees
As of December 31, 2008, we had approximately 1,510 full-time employees, including 890 in customer support, hosting services and professional services, 110 in sales and marketing, 390 in product development and 120 in general and administrative. In addition to full-time employees, we use the services of various independent contractors, primarily for professional services projects and product development.
Patents, Trademarks, Copyrights, Licenses and Proprietary Rights
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. For a discussion of certain risks associated with intellectual property, please refer to “Risk Factors” in Item 1A of Part I.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge at our website at www.s1.com as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). You may also obtain a copy of any of these reports directly from the SEC. You may read and copy any material we file or furnish with the SEC at their Office of Investor Education and Advocacy, located at 100 F Street N.E., Washington, D.C. 20549. The phone number for information about the operation of the SEC Office of Investor Education and Advocacy is 1-800-732-0330 (if you are calling from within the United States), or 202-551-8090. Because we electronically file our reports, you may also obtain this information from the SEC internet website at www.sec.gov. You can obtain additional contact information for the SEC on their website.

Item 1A. Risk Factors.
You should consider carefully the following risks. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Our business may be materially adversely impacted by U.S. and global market and economic conditions
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the banking and insurance industries and other financial services firms. Given the concentration of our business activities in financial industries, we may be particularly exposed to economic downturns in those industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent months the volatility has reached unprecedented levels. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, and adversely affect our operating results. In addition to mergers and acquisitions in the banking industry, we are also beginning to see an increased level of bank closures and government supervised consolidation transactions. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions, be closed by regulators, or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed.
We expect that the revenue we generate from our largest customer, State Farm, will decrease over the next three years as our work efforts for them conclude by the end of 2011 which may cause our financial performance to suffer
State Farm accounted for 18%, 21% and 25% of our total revenue from continuing operations and 33%, 39% and 48% of our Enterprise segment revenue during the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect approximately $80 million in revenue from State Farm from 2009 until our work for them concludes by the end of 2011, of which we expect approximately $35 - $37 million in revenue in 2009. We can give no assurance that we will be able to generate the foregoing revenue amounts from State Farm or that we will be able to replace the revenue or associated gross margin from State Farm.
Security breaches or computer viruses could harm our business by disrupting our delivery of services, damaging our reputation and business, or resulting in material liability to us
Our products and business may be vulnerable to unauthorized access, computer viruses and other disruptive problems. In the course of providing services to our customers, we may collect, store, process or transmit sensitive and confidential financial information. Accordingly, it is critical that our facilities and infrastructure remain secure. A security breach affecting us could damage our reputation, deter organizations from purchasing our products, deter their end-user customers from using our products, or result in material liability to us.
Privacy, security, and compliance concerns continue to increase. Security compromises, including identity theft and fraud, could deter people from using electronic commerce services such as ours. We may need to spend significant capital or other resources for compliance requirements and protection against the threat of security breaches or to alleviate problems caused by security breaches. Additionally, computer viruses could infiltrate our systems and disrupt our business. Any inability to prevent security breaches, fraud or computer viruses could cause our customers to lose confidence in our services and terminate their agreements with us, and could reduce our ability to attract new customers or result in material liability to us.
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
•	we cannot accurately predict the value, number and timing of license or services agreements we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;
•	as we sell our products on both a perpetual license and a term or subscription license, we cannot accurately predict the mix of perpetual licenses to term licenses sold in any one quarter. Term licenses significantly reduce the amount of revenue recognized in the first year of the contract, but is intended to increase the overall revenue earned from the customer during the typical customer life cycle; perpetual license revenue can vary significantly on a quarterly basis;
•	the length of our sales cycle to large financial organizations generally lasts from six to 18 months, which adds an element of uncertainty to our ability to forecast revenue;
•	if we fail to or are delayed in the introduction of new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;

•	our ability to expand the mix of distribution channels through which our products are sold may be limited;
•	our products may not achieve widespread market acceptance, which could cause our revenue to be lower than expected;
•	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and/or the gross margins associated with this revenue;
•	our sales may be constrained by the timing of releases of third-party software that works with our products;
•	a significant percentage of our expenses is relatively fixed and we may be unable to reduce expenses in the short term if revenue decreases; and
•	the migration of our license sales model to be more focused on recurring revenue contracts may result in less predictable revenue due to an inability to predict the rate at which it is adopted by our customers, or the rate at which it may be deferred.
System failures, errors, defects or other performance problems with our products or data center operations could cause demand for our products to decrease, impair customer relations, or result in material liability to us
Our products are used by our customers to provide services that are integral to their businesses and operations. Accordingly, any system failures, errors, defects or other performance problems could result in financial or other damages to our customers and could damage our reputation, deter organizations from purchasing our products, deter their end-user customers from using our products, or result in material liability to us. Additionally, our data center is an integral part of our business and any interruption in our data center operations, whether as a result of human error, power failure, telecommunications failure, fire, terrorism or otherwise, could damage our reputation, deter organizations from purchasing our products, deter their end-user customers from using our products, or result in material liability to us.
We have engaged third-parties to assist us with certain implementation activities which may not be successful
In order to optimize available professional services resources and meet delivery timeframes, we have established relationships with several third parties to assist us with implementing and customizing our products. As a result, we have less quality control over the implementation and customization of our software with respect to these deployments and are more reliant on the ability of these third parties to correctly implement and customize our software in a timely manner. While our experience to date with these third parties has been positive, there is no assurance that this will continue. If these third parties fail to properly implement our software or meet delivery deadlines, our business, reputation and financial results may be harmed.
The delay or cancellation of a customer project, or inaccurate project completion estimates, may adversely affect our operating results and cause our financial performance to suffer
Any unanticipated delays in a customer project, changes in customer requirements or priorities during the project implementation period, or a customer’s decision to cancel a project, may adversely impact our operating results and financial performance. When professional services are considered essential to the functionality of our software, we record license and professional services revenue over the project implementation period using the percentage of completion method, which is generally measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. The percentage of completion accounting method requires ongoing estimates of the progress being made on complex and difficult projects and documenting this progress is subject to potential inaccuracies. Any inaccuracies or changes in estimates may lead to significant changes to our financial results and adversely impact our operating results and financial performance.
We are engaged in offshore software development activities which may not be successful and which may put our intellectual property at risk
In order to optimize available research and development resources and meet development timeframes, in 2004 we acquired an Indian based development center. This center had been owned and operated for us by a third party since 2002. In 2004, associated with our acquisition of Mosaic Software Holdings Limited, we acquired a development center in Cape Town, South Africa. While our experience to date with these offshore development centers has been positive, there is no assurance this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:
•	communications and information flow may be less efficient and accurate as a consequence of time zone differences, distance and language differences between our primary development organization and the foreign based activities, resulting in delays in development or errors in the software developed;
•	potential disruption from the involvement of the United States in political and military conflicts around the world;

•	the quality of the development efforts undertaken offshore may not meet our requirements because of language, cultural and experience differences, resulting in potential product errors and/or delays;
•	we have experienced a greater level of voluntary turnover of personnel in India than in other development centers which could have an adverse impact on efficiency and timeliness of development as well as the opportunity for misappropriation of our intellectual property;
•	in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk that the misappropriation of our intellectual property might not be readily discoverable; and
•	currency exchange rates could fluctuate and adversely impact the cost advantages intended from maintaining these facilities.
We are from time to time involved in litigation over intellectual property or other proprietary rights which may be costly and time consuming to defend and our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award
Substantial intellectual property litigation and threats of litigation exist in our industry. Third parties may have, or may eventually be issued, patents or assert copyrights and/or trade secrets that could be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology and from time to time, we have received claims that certain of our products or other proprietary rights require a license of intellectual property rights of a party and infringe, or may infringe, the intellectual property rights of others. In some instances, our customers may be accused of infringing the intellectual property rights of third parties. As a result, we provide certain indemnity for our customers against infringement claims. Even if such accusations ultimately prove lacking in merit, the disposition of such disputes may be costly, distracting, and result in damages, royalties, or injunctive relief preventing the use of the intellectual property in question and may require entering into licensing agreements, redesigning our products or ceasing production entirely. Any claims, with or without merit, could have the following negative consequences:
•	be time-consuming to investigate and defend;
•	result in costly litigation and damage awards;
•	divert management attention and resources;
•	cause product shipment delays or suspensions;
•	cause us to spend significant resources to develop non-infringing technology, which we may not be able to do;
•	result in an injunction being issued against the use and sale of our products; and
•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.
Infringement of our proprietary technology could hurt our competitive position and income potential
Our success depends upon our proprietary technology and information. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. Because it is difficult to police unauthorized use of software, the steps we have taken to protect our services and products may not prevent misappropriation of our technology. Any misappropriation of our proprietary technology or information could reduce any competitive advantages we may have or result in costly litigation. We also have a significant international presence and the laws of some foreign countries may not protect our proprietary technology as well as the laws of the United States. Additionally, it may be more difficult to identify the misappropriation of our intellectual property in foreign countries. Our ability to protect our proprietary technology may not be adequate.
Our business and financial results may be impacted by fluctuations in foreign currency exchange rates
In 2008, approximately 17% of our revenue and 21% of our operating expenses were transacted in currencies other than U.S. Dollars. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries generally invoice their customers and satisfy their obligations in their local currencies. Therefore, our revenue may be impacted by foreign currency fluctuations from these international operations but the impact to our net income is generally minimized. However, our development centers in India and South Africa are not naturally hedged as their costs are in the local currency but they are funded in U.S. Dollars or British Pounds. Accordingly, currency fluctuations in the Indian Rupee or South African Rand may impact our net income.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute stockholder value
We have made acquisitions in the past and we may make additional acquisitions in the future. The integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. Among the issues related to integration are:
•	potential incompatibility of business cultures;
•	potential delays in integrating diverse technology platforms;
•	potential difficulties in coordinating geographically separated organizations;
•	potential difficulties in re-training sales forces to market all of our products across all of our intended markets;
•	potential difficulties implementing common internal business systems and processes;
•	potential conflicts in third-party relationships; and
•	potential loss of customers and key employees and the diversion of the attention of management from other ongoing business concerns.
Additionally, the use of equity to finance an acquisition could dilute the interests of our stockholders.
We are subject to government regulation
We are subject to external audits, examination, and are indirectly regulated by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, National Credit Union Association and the various state financial regulatory agencies that supervise and regulate the banks, credit unions and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our products that perform banking functions. Our ability to satisfy these audits and examinations and maintain compliance with applicable regulations could affect our ability to attract and maintain customers.
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
•	actual or anticipated variations in our quarterly operating results;
•	approximately 36% of our common stock is owned by five institutions as of December 31, 2008, and a change in position of any one of these holders could cause a significant drop in our stock price if market demand is insufficient to meet sales demand;
•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the computer software, electronic commerce and Internet industries;
•	changes in the market valuations of other technology companies;
•	developments in Internet regulations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	unscheduled system downtime of our products in either a hosted or in-house environment;
•	security breaches in our software or facilities may cause harm to our business and reputation, result in a loss of customers or result in material liability to us;
•	additions or departures of key personnel; and
•	sales of our common stock or other securities in the open market.

Future sales of our common stock in the public market could negatively affect our stock price
If our stockholders sell substantial amounts of our common stock, including shares issued when options are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of December 31, 2008, we had approximately 52.8 million shares of common stock outstanding, assuming no exercise of outstanding options or conversion of preferred stock. As of December 31, 2008, there were outstanding employee stock options to purchase approximately 6.8 million shares of our common stock, 200 thousand shares of unvested restricted stock and 749 thousand shares of preferred stock convertible into an aggregate of 1.1 million shares of our common stock. The common stock issuable upon exercise of these options, vesting of restricted stock, and conversion of this preferred stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall.
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
International operations may adversely affect us
We conduct our business worldwide and may be adversely affected by changes in demand resulting from:
•	fluctuations in currency exchange rates;
•	governmental currency controls;
•	changes in various regulatory requirements;
•	political, economic and military changes and disruptions;
•	difficulties in enforcing our contracts in foreign jurisdictions;
•	export/import controls;
•	tariff regulations;
•	difficulties in staffing and managing foreign sales, professional services, product development and support operations;
•	greater difficulties in trade accounts receivable collection; and
•	possible adverse tax consequences.
Some of our solutions may use encrypted technology, the export of which is regulated by the United States government. If the United States government were to adopt new legislation restricting the export of software or encryption technology, we could experience delays or reductions in our shipments of products internationally. In addition, existing or future export regulations could limit our ability to distribute our solutions outside of the United States.
We maintain international offices and portions of our maintenance, consulting, and research and development operations in Europe, Middle East, Africa and Asia. Therefore, our operations may also be affected by economic conditions in international regions. Additionally, from time to time, we lend funds to our foreign subsidiaries to meet their operating and capital requirements and several of our foreign subsidiaries are subject to laws that authorize regulatory bodies to block or limit the flow of funds from those subsidiaries. Regulatory action of that kind could impede access to funds that we need to make payments on obligations. The risks associated with international operations may harm our business.
We depend upon key employees and may be unable to hire or retain a sufficient number of qualified personnel
Our future performance depends to a significant degree upon the continued contributions of our senior management team and other key employees and on our ability to hire and retain highly skilled management, technical, sales, and customer support personnel. There is substantial competition for employees with the skills we require and we compete for qualified employees with companies that may have greater financial resources than we have. Our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results and financial condition.

The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business
Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is required. Additionally, many legislative and regulatory actions have been enacted or are pending at the state and federal level with respect to privacy. Further, our customers and we may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and it may in the future consider other Internet-related legislation. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online and mobile banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our executive offices and corporate headquarters are located in Norcross, Georgia, USA. Our primary international offices are located in Chertsey, England, Capetown, South Africa, Johannesburg, South Africa, Melbourne, Australia and Pune, India. We maintain additional domestic offices in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas; Colorado Springs, Colorado; Fairport, New York; and West Hills, California. We maintain additional international offices in Brussels, Dublin, Dubai, Munich and Singapore. We lease all of our office locations except for our corporate headquarters located in Norcross, Georgia, USA, which also houses our data center operations. This facility, which we purchased for $8.0 million in August 2007, of which we paid $2.8 million in cash and assumed a note payable of $5.2 million that is due in February 2011, occupies approximately six acres and the building has approximately 71 thousand square feet. We believe that our facilities are sufficient for our current operations and for the foreseeable future.
The offices are used by our Enterprise and Postilion segments as follows:

Enterprise	Postilion

Norcross, GA, USA	Norcross, GA, USA
Charlotte, NC, USA	Austin, TX, USA
Colorado Springs, CO, USA	West Hills, CA, USA
Littleton, MA, USA	Fairport, NY, USA
Chertsey, England	Chertsey, England
Dublin, Ireland	Cape Town, South Africa
Brussels, Belgium	Johannesburg, South Africa
Munich, Germany	Melbourne, Australia
Singapore	Dubai, United Arab Emirates
Pune, India	Pune, India
Item 3. Legal Proceedings.
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of our subsidiaries is a party or of which our or any of our subsidiaries’ property is subject.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Securities.
As of the close of business on February 24, 2009 there were 470 holders of record of our common stock. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future, although there are no restrictions on our ability to do so. Our common stock is quoted on the Nasdaq Stock Market under the symbol “SONE”. The following table shows, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market.

	2008		2007
	High	Low	High	Low

First Quarter	$8.16	$5.25	$6.18	$4.95
Second Quarter	8.26	5.91	8.48	5.92
Third Quarter	8.28	5.64	9.34	5.60
Fourth Quarter	8.00	4.00	9.79	6.50
The following table provides information with respect to compensation plans under which equity securities of S1 are authorized for issuance to employees, non-employee directors and others as of December 31, 2008:

	Number of securities to be		Number of securities remaining
	issued upon exercise of		available for future issuance
	outstanding options and		under equity compensation
	unvested restricted	Weighted-average	plans (excluding securities
	shares	exercise price of	reflected in column (a))
	(in 000s)	outstanding options	(in 000s)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	5,629	$5.70	3,061

Equity compensation plans not approved by stockholders (1)	1,364	13.87	—

Total	6,993	$7.34	3,061

(1)	As of December 31, 2008, we had outstanding stock option awards previously granted under the following equity incentive plans not approved by our stockholders: S1 Corporation Amended and Restated 1995 Stock Option Plan, Edify Corporation 1996 Equity Incentive Plan, S1 Corporation 1997 Employee Stock Option Plan, Security First Technologies Corporation 1998 Directors’ Stock Option Plan, Software Dynamics, Incorporated 1998 Stock Incentive Plan, FICS Group Holding Co., Inc. 1998 Stock Plan, and the Q-Up Systems, Inc. 1999 Stock Option Plan. These plans are closed to new grants.

The following table sets forth comparative information regarding the cumulative stockholder return on our common stock since December 31, 2003. Total stockholder return is measured by dividing the sum of the cumulative amount of dividends for the measurement period (assuming dividend reinvestment) and the difference between our share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. Neither S1 nor its predecessor, Security First Network Bank, has paid dividends on its common stock from the date of the initial public offering of Security First Network Bank, May 26, 1996, to December 31, 2008. Our cumulative stockholder return over this period is based on an investment of $100 on December 31, 2003 and is compared to the cumulative total return of the Interactive Week Internet Index and the Nasdaq Composite Index.
Comparison of Cumulative Total Return Among S1 Corporation,
Interactive Week Internet Index and Nasdaq Composite Index
from December 31, 2003 to December 31, 2008

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
S1 Corporation	$100	$112	$54	$68	$90	$98
Interactive Week Internet Index	$100	$121	$122	$139	$160	$93
NASDAQ Composite	$100	$109	$110	$121	$132	$79
Issuer Purchases of Equity Securities
Following is a summary of the stock repurchases made by S1 for each month during the fourth quarter of 2008:

				Maximum number (or
				approximate dollar
			Total number of	value) of shares that
			shares purchased	may yet be purchased
	Total number	Average	as part of a publicly	under the plan or
	of shares	price paid	announced plan or	program (1)
Period	purchased	per share	program	Amounts	Shares

October 1, 2008 – October 31, 2008	2,208,140	$5.23	2,208,140	n/a	475,003

November 1, 2008 – November 30, 2008	548,540	$6.05	548,540	$9,573,219	n/a

December 1, 2008 – December 31, 2008	—	$—	—	$9,573,219	n/a

Total for fourth quarter of 2008	2,756,680	$5.39	2,756,680

(1)	Includes purchases under the September 2008 share repurchase program which was completed in November 2008. The repurchase program was authorized for additional an additional $10.0 million of stock purchases in November 2008.
In September 2008, our Board of Directors authorized an increase to our previously approved stock repurchase program that provided total authorization to purchase up to 4,000,000 shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million. During 2008, we repurchased and retired 4,391,737 shares for a total cost of $25.1 million which includes transaction fees. Repurchases under our stock repurchase program may be made from time to time in open market and privately negotiated transactions as market and business conditions warrant. The repurchase program may be modified or suspended at any time or from time to time, without prior notice, at our discretion. Shares acquired pursuant to the stock repurchase program are canceled, thereby reducing the total number of shares of common stock outstanding.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(1)	(1)	(1) (2) (3)	(1) (2) (3)	(2) (3)
Statement of Operations Data:
Total revenue	$228,435	$204,925	$192,310	$179,140	$185,156
Income (loss) from continuing operations	21,850	19,495	(12,239)	(28,382)	5,396
Income from discontinued operations	—	—	30,141	27,325	10,174
Net income (loss)	21,850	19,495	17,902	(1,057)	15,570
Revenue from significant customers	42,084	43,425	47,898	45,374	48,361
Stock-based compensation expense	8,092	8,522	5,663	570	—
Merger related and restructuring costs	—	—	12,485	15,030	—

Basic earnings (loss) per share:
Continuing operations	$0.38	$0.32	$(0.17)	$(0.40)	$0.08
Discontinued operations	—	—	0.42	0.38	0.14
Net income (loss) per share	$0.38	$0.32	$0.25	$(0.02)	$0.22

Diluted earnings (loss) per share:
Continuing operations	$0.38	$0.32	$(0.17)	$(0.40)	$0.07
Discontinued operations	—	—	0.42	0.38	0.14
Net income (loss) per share	$0.38	$0.32	$0.25	$(0.02)	$0.21

Balance Sheet Data:
Cash and cash equivalents	$63,840	$45,011	$69,612	$85,108	$43,223
Short-term investments	1,493	23,855	21,392	44,170	65,248
Working capital	55,804	64,318	83,227	106,250	105,715
Goodwill	124,362	125,281	125,300	125,808	117,699
Total assets	278,686	281,844	307,805	344,523	341,364
Debt obligation, excluding current portion	6,196	8,805	4,119	1,391	2,609
Stockholders’ Equity	208,740	209,905	224,229	252,386	254,996
Dividends	—	—	—	—	—

Other Selected Data:
Cash provided by (used in) operating activities	$34,147	$31,332	$3,460	$219	$(15,051)
Cash provided by (used in) investing activities	15,765	(13,893)	31,626	46,597	(12,354)
Cash used in financing activities	(27,488)	(42,940)	(50,671)	(4,332)	(6,432)
Weighted average common shares outstanding — basic	55,734	59,664	70,780	70,359	70,613
Weighted average common shares outstanding — diluted	56,542	60,598	n/a	n/a	73,130

(1)	Stock based compensation expense was included in our income (loss) for years 2005 through 2008 as noted in the table. In 2006, this included $200 thousand for discontinued operations related to our Risk and Compliance business sold in 2006.

(2)	In November 2004, we acquired Mosaic Software Holdings Limited which affected our revenue, net income (loss) per share and cash flow comparisons for the years ended 2004 and 2005. In 2006, we paid an additional acquisition cost of $14.0 million as earn-out consideration for Mosaic.

(3)	Discontinued operations included sales of our Risk and Compliance business in 2006, our Edify business in 2005 and our Davidge Data Systems business in 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations.
This annual report on Form 10-K and the documents incorporated into this annual report on Form 10-K by reference contains forward-looking statements and information relating to our subsidiaries and us within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial condition, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “estimates,” “intends” or similar terminology identify forward-looking statements. Forward-looking statements may include projections of our revenue, expenses, capital expenditures, earnings per share, product development projects, future economic performance or management objectives. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described under the caption “Risk Factors” in Item 1A of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
The following discussion should be read in conjunction with the audited consolidated financial statements and notes appearing elsewhere in this report.
Executive Overview
S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion.
The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self service banking solutions such as Internet personal, small business and corporate banking and trade finance, and mobile banking, and (ii) full service banking solutions such as teller, branch, sales and service and call center. Historically, we licensed the Enterprise suite of products on both a perpetual and subscription basis but since the fourth quarter of 2006, we have primarily offered our Enterprise products on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products, license revenue may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”).
The Postilion segment represents payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America. Postilion’s payments processing and card management solutions provide transaction switching, device driving, and secure card issuance and life cycle management for credit, debit and prepaid cards for financial institutions and other ATM owners and deployers, retailers, merchant acquirers, and card issuers. These solutions are primarily licensed on a perpetual basis. Postilion’s banking solutions include software and related services that financial institutions use to interact with their customers including (i) self service banking solutions such as Internet personal and business banking, voice banking and mobile banking, and (ii) through our FSB Solutions brand, full service banking solutions such as teller, branch, sales and service, call center and lending. We license Postilion’s self service banking applications primarily on a subscription basis and its full service banking applications primarily on a perpetual basis.
We derive a significant portion of our revenue from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance, hosting applications in our data center, and from electronic bill payment services. We also generate recurring revenue by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. In discussions with our customers and investors, we use the word “subscription” as being synonymous with a term license. Subscription license revenue is recognized evenly over the term of the contract which is typically between three to five years, whereas perpetual license revenue is generally recognized upon execution of the contract and delivery or on a percentage of completion basis over the implementation period.

Our product brands, solutions and related markets are summarized below:

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
Revenue from Significant Customers
Revenue from State Farm was 18%, 21% and 25% of our revenue from continuing operations and 33%, 39% and 48% of our Enterprise segment revenue during the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect approximately $80 million in revenue from State Farm from 2009 until our work for them concludes by the end of 2011, of which we expect approximately $35 - $37 million in revenue in 2009.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions.
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See further discussion of all the accounting policies in Note 2 to the consolidated financial statements. Our critical accounting policies and estimates include those related to:
•	revenue recognition;
•	estimation of our allowance for doubtful accounts and billing adjustments;
•	valuation and recoverability of long-lived assets, including goodwill;
•	determination of technological feasibility and capitalization of software development costs;
•	determination of the fair value of employee stock options and stock appreciation rights awards;
•	recognition of costs in connection with restructuring plans;
•	reserves for contingencies; and
•	income taxes.

Revenue recognition. Revenue is a key component of our results of operations and is a key metric used by management, securities analysts and investors to evaluate our performance. Our revenue generally includes multiple element arrangements such as license fees for software products, implementation and customization services, training, post-contract customer support, hosting and data center services and, in some cases, hardware or other third party products and services.
Software licenses revenue. We recognize software license sales in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2 With Respect to Certain Transactions,” as well as applicable Technical Practice Aids issued by the American Institute of Certified Public Accountants. For software license sales for which professional services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured, and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the delivered element and exists for all undelivered elements, we use the residual method under SOP No. 98-9.
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
Support and maintenance revenue. Revenue for post-contract customer support and maintenance is recognized ratably over the contract period.
Professional services revenue. Revenue derived from arrangements to provide professional services on a time and materials basis is recognized as the related services are performed. For professional services revenue that is provided on a fixed fee basis, revenue is recognized pursuant to SAB 104 “Revenue Recognition” on a proportional performance method which is generally based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.
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
Our contractual arrangement are evaluated on a contract-by-contract basis and often require our judgment and estimates that affect the classification and timing of revenue recognized in our statements of operations. Specifically, we may be required to make judgments about:
•	whether the fees associated with our products and services are fixed or determinable;
•	whether the collection of our fees is reasonably assured;
•	whether professional services are essential to the functionality of the related software product;
•	whether we have the ability to make reasonably dependable estimates in the application of the percentage of completion and proportional performance methods; and
•	whether we have vendor specific objective evidence of fair value for our products and services.
Additionally, we may be required to make the following estimates:
•	percentage of labor hours incurred to date to the estimated total labor hours for each contract;
•	provisions for estimated losses on uncompleted contracts; and
•	the need for an allowance for doubtful accounts or billing adjustments.

If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different. For instance, many of our software license revenue arrangements in our Enterprise segment are accounted for using the percentage of completion method since the services are considered essential to the functionality of the software. If it was determined that those services were not essential to the functionality of the software, we may have recognized the license revenue upon delivery of the license, provided other required criteria were satisfied. Further, if we determined that we cannot make reasonably dependable estimates in the application of the percentage of completion method, we would defer all revenue and recognize the revenue upon completion of the contract.
See a full discussion of our revenue recognition policies in Note 2 to the consolidated financial statements.
Estimation of allowance for doubtful accounts and billing adjustments. We are required to report accounts receivable at the amount we expect to collect from our customers. As a result, we are required to use our judgment to estimate the likelihood that certain receivables may not be collected or that we might offer future discounts or concessions for previously billed amounts. Accordingly, we have established a discount allowance for estimated billing adjustments and a bad debt allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for bad debts as a component of selling and marketing expense. We review specific accounts for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs, and historical discounts, concessions and bad debts, customer concentrations, customer credit-worthiness and current economic trends. Accordingly, our judgments and estimates about the collectibility of our accounts receivable affect revenue, selling expense and the carrying value of our accounts receivable.
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
Determination of the fair value of equity based compensation. We account for compensation for our stock option plans under SFAS No. 123R, “Stock-based Payments” using the modified prospective method. In determining the fair value, management makes certain estimates related primarily to the expected life of the option, stock appreciation right, or restricted stock and the volatility of our stock. These assumptions affect the estimated fair value of the equity grant. As such, these estimates will affect the compensation expense we record in future periods. Additionally, we are required to estimate forfeitures at the time of grant and adjust them over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. These estimates affect the timing of the compensation expense we record. We have outstanding stock appreciation rights (“SARs”) that are cash settled. Therefore, we revalue our liability to settle the SAR awards each period based on updated valuation which includes, among other factors, our closing stock price for the period.

Recognition of costs in connection with restructuring plans. Following the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we establish a liability for the estimated fair value of exit costs at the date we incur a liability under an approved restructuring plan. At that time and thereafter until the plan activities are complete, the actual costs or timing of payments associated with the plan may differ from our estimates. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the exit costs. If we believe that our previous estimates of exit costs or timing of payments are no longer accurate in light of current conditions, we adjust the liability with a corresponding increase or decrease to current period earnings. Any adjustments to estimates of our exit costs under restructuring plans are reflected on the same line item in the statement of operations as the initial charge to establish the restructuring liability. Additionally, in periods subsequent to the initial measurement, we increase the carrying amount of the liability by the amount of accretion recorded as an expense due to the passage of time.
Accrued restructuring costs at year end reflect our estimate of the fair value of future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans, offset by our estimate of the fair value of sublease income for this space. The determination of fair value is based on a discounted future cash flow model using a credit-adjusted risk-free rate. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the office space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions. Actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows. See further discussion of these charges in Note 10 to our consolidated financial statements for additional information.
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
Income taxes. We released a portion of our valuation allowance for deferred tax assets in 2008. However, we still have a valuation allowance on most of our deferred tax assets. In order to release additional amounts of the valuation allowance, we must show a history of sustained profitability or other positive evidence. At such time, we will make a determination to reverse all or a portion of the remaining valuation allowance based on estimates regarding our future earnings and the recoverability of the deferred tax assets. A portion of any such reversal could have a positive impact on our earnings in the period in which it is reversed. If we continue to sustain profitability in 2009, we will evaluate the possibility of releasing a portion of the valuation allowance in the near future. In the event the valuation allowance is released, the portion of the allowance associated with loss carryforwards generated by stock options will be credited to additional paid-in-capital and will not be reported as a benefit on the statement of operations.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for further discussion regarding the effect of new accounting pronouncements on our financial statements.
Effects of Foreign Currencies
Our revenue and net income were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and the European Euro. Our operating expenses were impacted mainly for professional services and support, sales and marketing, product development, and general and administrative functions. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development centers in India and South Africa are not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. We did not enter into material financial derivatives to hedge our currency risks in 2008, 2007 or 2006. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about our Market Risk” for further discussions on potential foreign currency risks.

The estimated effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Year Ended December 31 , 2008			Year Ended December 31 , 2007
	At Prior Year			At Prior Year
	Exchange	Exchange		Exchange	Exchange
	Rates (1)	Rate Effect	As reported	Rates (1)	Rate Effect	As reported

Revenue	$229,775	$(1,340)	$228,435	$203,005	$1,920	$204,925
Operating Expenses	207,554	(2,470)	205,084	183,706	2,760	186,466

Operating Income	22,221	1,130	23,351	19,299	(840)	18,459
Net Income	20,470	1,380	21,850	20,345	(850)	19,495
Diluted earnings per share	$0.36	$0.02	$0.38	$0.33	$(0.01)	$0.32

(1)	Current year results translated into U.S. Dollars using prior year’s average rate.

Results of Operations
The following table sets forth our statement of operations data for the three years ended December 31, 2008, 2007 and 2006 and the percentage of total revenue of each line item for the periods presented (dollars in thousands):

	2008		2007		2006
Revenue:
Software licenses	$37,859	17%	$30,709	15%	$29,788	15%
Support and maintenance	49,163	22%	45,591	22%	44,094	23%
Professional services	92,245	40%	79,754	39%	70,297	37%
Data center	47,836	21%	47,796	23%	46,856	24%
Other	1,332	1%	1,075	1%	1,275	1%

Total revenue	228,435	100%	204,925	100%	192,310	100%

Direct costs:
Software licenses	3,881	2%	3,796	2%	4,588	2%
Professional services, support and maintenance	74,035	32%	67,808	33%	65,231	34%
Data center	26,304	12%	24,988	12%	22,354	12%
Other	269	—	375	—	1,103	1%

Total direct costs (1)(2)	104,489	46%	96,967	47%	93,276	49%

Operating expenses:
Selling and marketing	36,432	16%	31,304	15%	27,658	14%
Product development	29,271	13%	23,738	12%	38,937	20%
General and administrative	25,826	11%	26,259	13%	26,694	14%
Merger related and restructuring costs	—	—	—	—	12,485	6%
Depreciation	7,936	3%	7,023	3%	7,840	4%
Amortization of other intangible assets	1,130	1%	1,175	1%	1,310	1%

Total operating expenses (2)	100,595	44%	89,499	44%	114,924	59%

Operating income (loss)	23,351	10%	18,459	9%	(15,890)	-8%
Interest, investment and other income, net	753	1%	2,500	1%	4,929	3%

Income (loss) from continuing operations before income taxes	24,104	11%	20,959	10%	(10,961)	-5%
Income tax expense	(2,254)	-1%	(1,464)	-1%	(1,278)	-1%

Income (loss) from continuing operations	21,850	10%	19,495	9%	(12,239)	-6%
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	30,141	15%

Net income	$21,850	10%	$19,495	9%	$17,902	9%

(1)	The Cost of software licenses, professional services, support and maintenance and data center excludes charges for depreciation but the Cost of software licenses includes amortization of purchased technology.

(2)	Includes stock-based compensation expenses in continuing operations of $8.1 million, $8.5 million, and $5.5 million in 2008, 2007, and 2006, respectively. For further discussion, please refer to Notes 2 and 15 of the consolidated financial statements.

Comparison of 2008 to 2007 Results
Revenue. The following table sets forth our revenue data for the years ended December 31, 2008 and 2007. The table provides the percentage change of each revenue type for the periods presented (dollars in thousands):

	Year Ended December 31,
	Enterprise			Postilion			Total
	2008	2007	Chg	2008	2007	Chg	2008	2007	Chg
Revenue:
Software licenses	$8,685	$6,405	36%	$29,174	$24,304	20%	$37,859	$30,709	23%
Support and maintenance	16,897	16,071	5%	32,266	29,520	9%	49,163	45,591	8%
Professional services	71,522	63,740	12%	20,723	16,014	29%	92,245	79,754	16%
Data center	28,253	25,478	11%	19,583	22,318	-12%	47,836	47,796	0%
Other	992	557	n/m	340	518	n/m	1,332	1,075	n/m

Total revenue	$126,349	$112,251	13%	$102,086	$92,674	10%	$228,435	$204,925	11%

Total revenue increased by $23.5 million, or 11%, in 2008 compared to 2007. The increase was primarily in Software licenses, Support and maintenance and Professional services revenue. Revenue was negatively affected in 2008 as a result of changes in foreign exchange rates by approximately $1.3 million due primarily to business denominated in the British Pound, South African Rand and European Euro. We derived approximately 18% and 21% of our total revenue from State Farm in 2008 and 2007, respectively. We expect revenue from State Farm in 2009 to be between $35 and $37 million.
Our Software licenses revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenue for our Software licenses, Support and maintenance, and Data center will be impacted. This transition reflects the acceptance of the Postilion segment’s self service banking products on a subscription basis. Postilion’s payments processing and card management solutions are primarily sold on a perpetual license model. The Enterprise segment currently sells licenses on a perpetual basis, but has sold subscription licenses in the past. Our Software licenses revenue includes subscription revenue consisting of the following (in thousands):

	Year Ended December 31,
	2008	2007
Subscription revenue:
Enterprise	$2,719	$2,733
Postilion	9,221	6,355

Total Company	$11,940	$9,088

Since the sales cycle for large financial institutions and retailers can last from six to 18 months, Software licenses and Professional services revenue can be impacted by one or two large customer agreements. Accordingly, Software licenses and Professional services revenue can increase or decrease based on progress towards completion of projects, including project delays. Software licenses revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method on a contract by contract basis, typically measured by the percentage of cost incurred to date to estimated total costs to complete the contract. We typically use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor costs and indirect costs identifiable with or allocable to the contracts. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.

Our Enterprise segment revenue increased $14.1 million, or 13%, in 2008 compared with the same period in 2007. Software licenses revenue for our Enterprise segment increased $2.3 million from the same period in 2007 due primarily to demand for our Treasury Online solutions and a settlement with an international customer for $600 thousand that was primarily thought to be uncollectable and reserved for in 2007. Support and maintenance revenue for our Enterprise segment increased $800 thousand from the same period in 2007 due primarily to increased licensing activity for our Treasury Online solutions and growth in our international business. Professional services revenue for our Enterprise segment increased $7.8 million from the same period in 2007 due to work related to a multi-channel implementation for a large international bank and growth in the number of customer projects, especially with our Retail and Treasury Online solutions for domestic customers, partially offset by a decline in projects with our largest customer. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenue for our Enterprise segment increased $2.8 million from the same period in 2007 due to the increase in the number of transactions for existing customers and the migration of a Postilion self service banking customer to the Enterprise platform in late 2007. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 33% and 39% of our Enterprise segment’s revenue from our largest customer in 2008 and 2007, respectively. See “Revenue from Significant Customers” above.
Revenue for our Postilion segment increased $9.4 million, or 10%, in 2008 compared with the same period in 2007. Software licenses revenue for our Postilion segment increased $4.9 million from the same period in 2007 due primarily to demand for our payments processing and card management solutions and the conversion of self service banking customers in North America from annual maintenance and support agreements to long-term subscription agreements, which in some cases include hosting services. This increase was partially offset by higher demand in 2007 for additional seat licenses sold by Postilion’s full service banking business. Support and maintenance revenue for the Postilion segment increased $2.7 million from the same period in 2007 due primarily to increased licensing activity in our payments processing and card management business. Support and maintenance revenue for Postilion full service banking increased from the additional seats licensed since the prior year but was offset by a reduction in revenue from self service banking customers converting to subscription agreements and attrition. Professional services revenue for the Postilion segment increased $4.7 million from the same period in 2007 due to growth in the number of customer projects for our payments processing and card management business. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease based on the projects. Data center revenue for our Postilion segment decreased $2.7 million from the same period in 2007 due in part to customer attrition in our self service banking business, the migration of a Postilion customer to the Enterprise platform in late 2007, and the conversion of some hosted customers to subscription agreements. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions.
Stock-based compensation expense. Our stock-based compensation expense includes expense for stock appreciation rights (“SARs”) which are settled in cash. The SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense to change thus impacting our stock based compensation expense until the SARs are settled. Our stock-based compensation included in expenses for the years ended December 31 consisted of the following (in thousands):

	2008	2007
Operating expenses:
Professional services, support and maintenance	$344	$514
Data center	100	70
Selling and marketing	2,949	3,984
Product development	1,034	1,669
General and administrative	3,665	2,285

Total stock-based compensation expense	$8,092	$8,522

Direct costs. The following table sets forth our direct costs for the years ended December 31, 2008 and 2007. The table provides each direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Year Ended December 31,
	Enterprise				Postilion				Total
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Direct costs:
Cost of software licenses	$1,327	15%	$1,269	20%	$2,554	9%	$2,527	10%	$3,881	10%	$3,796	12%
Cost of professional services, support and maintenance	44,831	51%	41,743	52%	29,204	55%	26,065	57%	74,035	52%	67,808	54%
Cost of data center	15,502	55%	14,514	57%	10,802	55%	10,474	47%	26,304	55%	24,988	52%
Cost of other revenue	175	n/m	84	n/m	94	n/m	291	n/m	269	n/m	375	n/m

Total direct costs	$61,835	49%	$57,610	51%	$42,654	42%	$39,357	42%	$104,489	46%	$96,967	47%

Direct costs increased $7.5 million in 2008 compared to the same period in 2007. As a percentage of revenue, direct costs were 46% and 47% for the years ended 2008 and 2007, respectively. Direct costs exclude charges for depreciation of property and equipment.
Cost of Software License. The Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The Cost of software licenses could increase in future periods as we license and install more of our products that include third party products. Purchased technology amortization was $2.5 million and $2.9 million in 2008 and 2007, respectively. As the majority of the Cost of software licenses is the amortization of purchased technology, the Cost of software licenses is flat but can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the Cost of software licenses was 10% and 12% of Software license revenue in 2008 and 2007, respectively.
Cost of professional services, support and maintenance. The Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and excludes charges for depreciation of property and equipment. Direct costs associated with professional services, support and maintenance increased $6.2 million in 2008 compared to the same period in 2007 due to growth in professional services projects partially offset by foreign exchange rate fluctuations which decreased the costs of our foreign operations in Europe, South Africa and India when translated into U.S. Dollars. In 2005, we entered into a license agreement with a customer for several of our Enterprise products (“Enterprise Agreement”) in which we later determined that the cost to provide the implementation and customization services under the Enterprise Agreement would exceed the associated revenue. Therefore, we recorded a $1.5 million contract loss reserve related to the Enterprise Agreement in late 2005. During 2007, the Enterprise Agreement was renegotiated and subsequently replaced with a new license agreement for our Postilion voice, personal and business Internet banking solutions and we reduced our contract loss reserve by $1.3 million. As a percentage of revenue, the Cost of professional services, support and maintenance was 52% and 54% of Support and maintenance and Professional services revenue in 2008 and 2007, respectively.
Cost of data center. The Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs to support our data center business and excludes charges for depreciation of property and equipment. Data center costs increased $1.3 million in 2008 from the same period in 2007 due primarily to higher costs in our Enterprise segment as we increased resources to support a higher number of customer transactions as reflected in the growth in Enterprise’s Data center revenue. The Cost of data center for Postilion increased as a percentage of revenue primarily due to customer attrition in Postilion’s self service banking business and the conversion of Postilion self service banking customers to subscription pricing. As a percentage of Data center revenue, the Cost of data center was 55% and 52% in 2008 and 2007, respectively.
Operating expenses. The following table sets forth our operating expenses for the years ended December 31, 2008 and 2007. The table provides each type of operating cost as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Year Ended December 31,
	Enterprise				Postilion				Total
	2008	%	2007	%	2008	%	2007	%	2008	%	2007	%
Operating expenses:
Selling and marketing	$15,852	13%	$13,122	12%	$20,580	20%	$18,182	20%	$36,432	16%	$31,304	15%
Product development	18,229	14%	11,649	10%	11,042	11%	12,089	13%	29,271	13%	23,738	12%
General and administrative	13,990	11%	14,524	13%	11,836	12%	11,735	13%	25,826	11%	26,259	13%
Depreciation	4,614	4%	4,503	4%	3,322	3%	2,520	3%	7,936	3%	7,023	3%
Amortization of other intangible assets	—	n/m	45	n/m	1,130	1%	1,130	1%	1,130	0%	1,175	1%

Total operating expenses	$52,685	42%	$43,843	39%	$47,910	47%	$45,656	49%	$100,595	44%	$89,499	44%

Operating income	$11,829	9%	$10,798	10%	$11,522	11%	$7,661	8%	$23,351	10%	$18,459	9%

Selling and marketing expenses. Total Selling and marketing expenses increased by $5.1 million in 2008 from the same period in 2007 as both Enterprise and Postilion segments increased sales staff and marketing activities. Revenue growth contributed to higher commission expense partially offset by foreign exchange rate fluctuations which decreased the costs of our foreign operations in Europe and South Africa when translated into U.S. Dollars. Additionally, we incurred lower stock based compensation expense in 2008. As a percentage of revenue, Selling and marketing expenses were 16% and 15% in 2008 and 2007, respectively.

Product development expenses. Product development expenses increased by $5.5 million in 2008 from the same period in 2007, which is mainly attributable to the Enterprise segment as it continued to build out product functionality across all channels for both domestic and international customers partially offset by foreign exchange rate fluctuations which decreased the costs of our foreign operations in Europe, South Africa and India when translated into U.S. Dollars. The Postilion segment also continued to enhance its payments processing and card management and self service banking solutions. However, these cost increases were partially offset by lower stock based compensation expense in 2008. As a percentage of revenue, Product development expenses were 13% and 12% in 2008 and 2007, respectively.
Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
General and administrative expenses. General and administrative expenses decreased by $400 thousand in 2008 from the same period in 2007 due to higher professional consulting fees in 2007 and by foreign exchange rate fluctuations which decreased the costs of our foreign operations in Europe, India and South Africa when translated into U.S. Dollars. However, we incurred higher costs for stock based compensation expense in 2008. As a percentage of revenue, General and administrative expenses were 11% and 13% in 2008 and 2007, respectively.
Depreciation. Depreciation increased by $900 thousand in 2008 from the same period in 2007 primarily due to capital expenditures for our data center.
Amortization of other intangible assets. Amortization of other intangible assets was relatively unchanged at $1.1 million in 2008 compared to the same period in 2007.
Interest and other income, net. Interest and other income, net, decreased $1.7 million in 2008 from the same period in 2007 reflecting lower interest rates, conservative investments and impairment charges of $660 thousand for a mutual fund trust. Due to the lower interest rate environment, we expect our interest income will be lower in 2009. Please see our discussion in Item 7A of Part II, “Quantitative and Qualitative Disclosures about Market Risk,” for further information about interest and investment risks.
Income tax expense. We recorded income tax expense of $2.3 million and $1.5 million for 2008 and 2007, respectively. In 2008 and 2007, we recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). Some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore do not benefit from our federal NOLs. Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset income.
Currently, for income tax purposes, we recognize deferred revenue as taxable income in the United States which creates a temporary difference in our tax provision. In 2009, we intend to adopt a tax accounting method that is consistent with our financial reporting method. We will adjust our taxable income for the benefit of the reversal of the deferred revenue in the period elected. We anticipate the change will have the one time effect of eliminating most of our U.S. federal and state cash income taxes in 2009.
Periodically, management reviews our deferred tax assets and evaluates the need for a valuation allowance. Based on this evaluation we determined that a portion of the deferred tax valuation allowance should be released with respect to certain international jurisdictions. The valuation allowance released was approximately $2.8 million, of which approximately $800 thousand was recorded against goodwill. We also have significant deferred tax assets in other jurisdictions. Management will continue to assess our ability to realize the deferred tax benefits in these jurisdictions which currently have full valuation allowances. Given the current economic environment and the anticipated decline in revenue from our largest customer, management feels it is necessary to see further evidence of the achievement of our growth targets before any valuation allowance can be released with respect to these operations. A portion of any such reversal could have a positive impact on our income tax expense and net income in the period in which it is reversed. For periods subsequent to the release of the deferred tax valuation allowance, we expect a significant increase in the effective tax rate reported on earnings after deferred tax assets have been utilized.
We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during 2008 and 2007 for option related NOLs. If we continue to sustain profitability during 2009, we may release all or a portion of the remaining valuation allowance as early as the second half of 2009.

Although we have net deferred tax assets of approximately $143.6 million as of December 31, 2008 with a valuation allowance of $140.1 million primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision:
•	for tax expense in certain subsidiaries or jurisdictions for which we do not have NOLs to utilize;
•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash;
•	if there are no NOLs that were acquired as part of a business combination, upon which we placed a valuation allowance at acquisition date (this results in non-cash income tax expense as goodwill is reduced and the valuation allowance is released); and,
•	for tax expense in certain subsidiaries or jurisdictions for which we have not fully reserved the deferred tax assets.
Comparison of 2007 to 2006 Results
Revenue. The following table sets forth our revenue data for the years ended December 31, 2007 and 2006. The table provides the percentage change of each revenue type for the periods presented (dollars in thousands):

	Year Ended December 31,
	Enterprise			Postilion			Total
	2007	2006	Chg	2007	2006	Chg	2007	2006	Chg
Revenue:
Software licenses	$6,405	$9,408	-32%	$24,304	$20,380	19%	$30,709	$29,788	3%
Support and maintenance	16,071	14,333	12%	29,520	29,761	-1%	45,591	44,094	3%
Professional services	63,740	54,865	16%	16,014	15,432	4%	79,754	70,297	13%
Data center	25,478	21,131	21%	22,318	25,725	-13%	47,796	46,856	2%
Other	557	517	n/m	518	758	n/m	1,075	1,275	n/m

Total revenue	$112,251	$100,254	12%	$92,674	$92,056	1%	$204,925	$192,310	7%

Total revenue increased by $12.6 million, or 7%, in 2007 compared to 2006. The increase was primarily in the Enterprise segment’s Professional services and Data center revenue. Revenue was positively affected in 2007 as a result of changes in foreign exchange rates mainly due to business denominated in the British Pound, South African Rand and European Euro. We derived approximately 21% and 25% of our total revenue from State Farm in 2007 and 2006, respectively.

Our Software licenses revenue includes subscription, or term based arrangements, which allows our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenue for our Software licenses, Support and maintenance, and Data center will be impacted. This transition reflects the acceptance of the Postilion segment’s self service banking products on a subscription basis. Postilion’s payments solutions are primarily sold on a perpetual license model. The Enterprise segment currently sells licenses on a perpetual basis, but has sold subscription licenses in the past. Our Software license revenue includes subscription revenue consisting of the following (in thousands):

	Year Ended December 31,
	2007	2006
Subscription revenue:
Enterprise	$2,733	$1,491
Postilion	6,355	2,308

Total Company	$9,088	$3,799

Since the sales cycle for large financial institutions and retailers can last from six to 18 months, Software licenses and Professional services revenue can be impacted by one or two large customer agreements. Accordingly, Software licenses and Professional services revenue can increase or decrease based on progress towards completion of projects, including project delays. Software licenses revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method on a contract by contract basis, typically measured by the percentage of cost incurred to date to estimated total costs to complete the contract. We typically use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor costs and indirect costs identifiable with or allocable to the contracts. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
Our Enterprise segment revenue increased $12.0 million, or 12%, in 2007 compared with the same period in 2006. Software licenses revenue for our Enterprise segment was $6.4 million in 2007, which is a decrease of $3.0 million from the same period in 2006. This decrease is due primarily to the recognition of a large perpetual license sale in the third quarter of 2006 for one of our Treasury Online solutions. Additionally, we recorded a $600 thousand reserve in the second quarter of 2007 relating to amounts owed by an international customer. Support and maintenance revenue for our Enterprise segment was $16.1 million in 2007, which is an increase of $1.7 million from the same period in 2006 due primarily to increased licensing activity for our Treasury Online solutions and growth in our international business. Professional services revenue for our Enterprise segment was $63.7 million in 2007, an increase of $8.9 million from the same period in 2006 due to growth in the number of customer projects, especially with our Treasury Online solutions and international customers and projects with our former Risk and Compliance business (increased by $1.8 million from prior year), partially offset by a decline in projects with our largest customer. The increase in Enterprise’s Professional services revenue includes work related to gathering and documenting business requirements for a large international bank for multiple Enterprise applications. Professional services projects in 2006 were impacted by the delay in the release of our Enterprise products. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the projects. Data center revenue for our Enterprise segment was $25.5 million in 2007, an increase of $4.3 million from the same period in 2006 due primarily to an increase in the number of transactions for existing customers. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions. We derived approximately 39% and 48% of our Enterprise segment’s revenue from our largest customer in 2007 and 2006, respectively.
Revenue for our Postilion segment was $92.7 million in 2007, an increase of $600 thousand from the same period in 2006. Software licenses revenue for our Postilion segment was $24.3 million in 2007, an increase of $3.9 million from the same period in 2006 due primarily to the conversion of self service banking customers in North America from annual maintenance and support agreements to long-term subscription agreements, which in some cases include hosting services. Additionally, our payments processing and card management business had an increase in perpetual license sales to international customers, partially offset by a decrease in license sales by Postilion’s full service banking business. Support and maintenance revenue for the Postilion segment was $29.5 million in 2007, relatively unchanged from the same period in 2006. Support and maintenance revenue reflects growth in the full service banking and payments processing and card management business offset by a reduction in revenue from self service banking customers converting to subscription agreements and attrition. Professional services revenue for the Postilion segment was $16.0 million in 2007, an increase of $600 thousand from the same period in 2006. The increase in Professional services revenue primarily resulted from several domestic and international projects in our payments processing and card management business. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease based on the projects. Data center revenue for our Postilion segment was $22.3 million in 2007, a decrease of $3.4 million from the same period in 2006 due in part to customer attrition in our self service banking business and the conversion of some hosted customers to subscription agreements. Other revenue consists primarily of sales of third party hardware and software that is used in connection with our products. Other revenue fluctuates based on the timing and mix of products and services sold in connection with particular transactions.

Stock-based compensation costs. Our stock-based compensation expense includes expense for SARS which are settled in cash. The SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense to change thus impacting our stock-based compensation expense until the SARs are settled. As such, most of the increase in stock-based compensation expense is the SAR awards. Our stock-based compensation included in expenses for the years ended December 31 consisted of the following (in thousands):

	2007	2006
Operating expenses:
Professional services, support and maintenance	$514	$481
Data center	70	76
Selling and marketing	3,984	1,575
Product development	1,669	978
General and administrative	2,285	1,874
Merger related and restructuring costs	—	525
Discontinued operations	—	154

Total stock-based compensation expense	$8,522	$5,663

Direct costs. The following table sets forth our direct costs for the years ended December 31, 2007 and 2006. The table provides each direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Year Ended December 31,
	Enterprise				Postilion				Total
	2007	%	2006	%	2007	%	2006	%	2007	%	2006	%
Direct costs:
Cost of software licenses	$1,269	20%	$1,491	16%	$2,527	10%	$3,097	15%	$3,796	12%	$4,588	15%
Cost of professional services, support and maintenance	41,743	52%	42,876	62%	26,065	57%	22,355	49%	67,808	54%	65,231	57%
Cost of data center	14,514	57%	11,806	56%	10,474	47%	10,548	41%	24,988	52%	22,354	48%
Cost of other revenue	84	n/m	105	n/m	291	n/m	998	n/m	375	n/m	1,103	n/m

Total direct costs	$57,610	51%	$56,278	56%	$39,357	42%	$36,998	40%	$96,967	47%	$93,276	49%

Direct costs increased $3.7 million in 2007 compared to the same period in 2006. As a percentage of revenue, direct costs were 47% and 49% for the years ended 2007 and 2006, respectively. Direct costs exclude charges for depreciation of property and equipment.
Cost of software licenses. The Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The Cost of software licenses could increase in future periods as we license and install more of our products that include third party products. Purchased technology amortization was $2.9 million and $3.6 million in 2007 and 2006, respectively. As the majority of the Cost of software licenses is the amortization of purchased technology, the cost of software licenses is generally flat but the license margin can fluctuate with a large license sale or when purchased technology becomes fully amortized. Overall, the Cost of software license was 12% and 15% of Software licenses revenue in 2007 and 2006, respectively.
Cost of professional services, support and maintenance. The Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and excludes charges for depreciation of property and equipment. Direct costs associated with professional services, support and maintenance increased $2.6 million for the year ended December 31, 2007 compared to the same period in 2006. Both the Enterprise and Postilion segments increased staff in support and services during 2007 to accommodate the growth in professional services projects and by foreign exchange rate fluctuations which increased the costs or our foreign operations in Europe, South Africa and India when translated into U.S. Dollars. The Postilion full service banking costs increased as we converted a significant portion of the development staff to support and service functions as part of the reorganization at the end of 2006. The cost increases were partially offset by changes in our contract loss reserves related to Enterprise’s implementation and customization services. In 2005, we entered into a license agreement with a customer for several of our Enterprise products (“Enterprise Agreement”) in which we later determined that the cost to provide the implementation and customization services under the Enterprise Agreement would exceed the associated revenue. Therefore, we recorded a $1.5 million contract loss reserve related to the Enterprise Agreement in late 2005. During the third quarter of 2007, the Enterprise Agreement was renegotiated and subsequently replaced with a new license agreement for our Postilion voice, personal and business Internet banking products and we reduced our contract loss reserve by $1.3 million. Separately, during 2006, we recorded a contract loss reserve for an international Enterprise customer as we determined that the cost to provide the implementation and customization services would exceed the associated revenue. As a percentage of revenue, the Cost of professional services, support and maintenance were 54% and 57% of Support and maintenance and Professional services revenue in 2007 and 2006, respectively.

Cost of data center. The Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs to support our data center business and excludes charges for depreciation of property and equipment. Data center costs increased $2.6 million in 2007 from the same period in 2006 due primarily to higher costs in our Enterprise segment as the number of transactions processed increased which is reflected in the growth in Enterprise’s Data center revenue. However, the Cost of data center as a percentage of revenue for Enterprise remained relatively unchanged. The Postilion segment’s conversion of customers to subscription agreements impacted the Cost of data center as a percentage of revenue. As a percentage of Data center revenue, the Cost of data center was 52% and 48% in 2007 and 2006, respectively.
Operating expenses. The following table sets forth our operating expenses for the years ended December 31, 2007 and 2006. The table provides each type of operating cost as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Year Ended December 31,
	Enterprise				Postilion				Total
	2007	%	2006	%	2007	%	2006	%	2007	%	2006	%
Operating expenses:
Selling and marketing	$13,122	12%	$12,626	13%	$18,182	20%	$15,032	16%	$31,304	15%	$27,658	14%
Product development	11,649	10%	23,968	24%	12,089	13%	14,969	16%	23,738	12%	38,937	20%
General and administrative	14,524	13%	13,901	14%	11,735	13%	12,793	14%	26,259	13%	26,694	14%
Merger related and restructuring costs	—	n/m	9,018	9%	—	n/m	3,467	4%	—	0%	12,485	6%
Depreciation	4,503	4%	5,107	5%	2,520	3%	2,733	3%	7,023	3%	7,840	4%
Amortization of other intangible assets	45	n/m	180	n/m	1,130	1%	1,130	1%	1,175	1%	1,310	1%

Total operating expenses	$43,843	39%	$64,800	65%	$45,656	49%	$50,124	54%	$89,499	44%	$114,924	60%

Operating income	$10,798	10%	$(20,824)	-21%	$7,661	8%	$4,934	5%	$18,459	9%	$(15,890)	-8%

Selling and marketing expenses. Total Selling and marketing expenses increased by $3.6 million in 2007 from the same period in 2006. The increase was mainly due to increased stock based compensation expense in both the Enterprise and Postilion segments, increased commission expense from higher revenue, and increased selling and marketing staff to support our sales growth and marketing programs. Our costs were impacted by foreign exchange rate fluctuations which increased the costs of our foreign operations in Europe and South Africa when translated into U.S. Dollars. As a percentage of revenue, Selling and marketing expenses were 15% and 14% in 2007 and 2006, respectively.
Product development expenses. Total Product development expenses decreased by $15.2 million, or 39%, in 2007 from the same period in 2006. This decrease is mainly attributable to the Enterprise segment’s reduction in personnel and related expenses following the restructuring activities in the fourth quarter of 2006. However, our Product development expenses were impacted by foreign exchange rate fluctuations which increased the costs of our foreign operations in South Africa and India when translated into U.S. Dollars. Additionally, Postilion’s full service banking costs decreased after the fourth quarter of 2006 as we converted a significant portion of the development staff to support and service functions as part of the reorganization. These costs are now reflected in the Costs of professional services, support, and maintenance. Postilion’s costs increased from the continued development of new enhancements for its payments processing and card management and self service banking solutions. As a percentage of revenue, Product development expenses were 12% and 20% in 2007 and 2006, respectively.
Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.

General and administrative expenses. General and administrative expenses decreased by $400 thousand in 2007 from the same period in 2006. The decrease is due to legal and consulting fees incurred in 2006 as part of our exploration of strategic alternatives partially offset by higher costs for stock based compensation expense and other professional fees in 2007. However, our expense was impacted by foreign exchange rate fluctuations which increased the costs of our foreign operations in Europe, South Africa and India when translated into U.S. Dollars. As a percentage of revenue, general and administrative expenses were 13% and 14% in 2007 and 2006, respectively.
Merger related and restructuring costs. In the fourth quarter of 2006, we abandoned leased office space in two locations, disposed of related fixed assets with a book value of $800 thousand, and reduced headcount by approximately 9%. In connection with this restructuring plan, we recorded a restructuring charge in the amount of $12.1 million. Additionally, during the twelve months ended December 31, 2006, we recorded restructuring costs of $2.4 million related to previous restructuring plans, of which $2.1 million related to changes to our estimates for sublease income for vacant office space and $300 thousand related to employee termination benefits for employees who were placed on transition plans in 2005. In 2006, we reduced accrued expenses and recognized a benefit in merger related expense of $2.0 million in connection with a dispute over professional services during 2000. There were no merger related or restructuring costs in 2007.
Depreciation. Depreciation decreased by $800 thousand in 2007 from the same period in 2006 primarily due to a reduction in capital expenditure spending in late 2006 and the first half of 2007.
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
Income from discontinued operations. In 2007 there was no income from discontinued operations. In 2006, we recorded income from discontinued operations of $30.1 million, primarily related to the sale of our Risk and Compliance business.
Liquidity and Capital Resources
The following tables show information about our cash flows during the years ended December 31, 2008, 2007 and 2006 and selected balance sheet data as of December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities before changes in operating assets and liabilities	$40,142	$41,198	$6,680
Change in operating assets and liabilities	(5,995)	(9,866)	(3,220)

Net cash provided by operating activities	34,147	31,332	3,460
Net cash provided by (used in) investing activities	15,765	(13,893)	31,626
Net cash used in financing activities	(27,488)	(42,940)	(50,671)
Effect of exchange rates on cash and cash equivalents	(3,595)	900	89

Net increase (decrease) in cash and cash equivalents	$18,829	$(24,601)	$(15,496)

	As of December 31
	2008	2007

Cash and cash equivalents	$63,840	$45,011
Short term investments	1,493	23,855
Working capital (1)	55,804	64,318
Total assets	278,686	281,844
Total stockholders’ equity	208,740	209,905

(1)	Working capital includes deferred revenue of $25.3 million and $26.3 million as of December 31, 2008 and 2007, respectively.
Operating activities. During the year ended December 31, 2008, cash provided by operations was $34.1 million in 2008, to $31.3 million in 2007 and $3.5 million in 2006. The cash flows from operating activities reflects continued improvement in our operating results as we have increased operating income by growing revenue while controlling costs. We expect that cash flows from our operating activities will continue to exceed our working capital requirements, debt obligations and capital expenditures for at least the next 12 months.
Cash provided by operations for the year ended December 31, 2008 included the effects of:
•	our net income of $22.0 million;
•	depreciation and amortization of $11.6 million;
•	stock based compensation expense of $8.1 million;
•	deferred income taxes of $1.9 million;
•	other than temporary impairment charges for short-term investments of approximately $660 thousand;
•	an increase of $2.8 million in accounts receivable primarily due to sales growth partially offset by our days sales outstanding improving to 67 days from 65 days;
•	$3.5 million paid in restructuring charges; and
•	an increase in income taxes payable mainly in foreign jurisdictions of $2.3 million.
Cash provided by operations for the year ended December 31, 2007 included the effects of:
•	our net income of $19.5 million;
•	depreciation and amortization of $11.1 million;
•	stock based compensation expense of $8.5 million;
•	a decrease of $11.5 million in accounts receivable due to the improvement of days sales outstanding to 67 days from 95 days;
•	a decrease in liabilities of $15.5 million for payments from the restructuring reserve of $10.3 million, payments for exercised SARs of $1.1 million, a reduction in contract loss reserves of $2.1 million (primarily for two customers), and the extinguishment of merger related costs of $1.1 million; and
•	a decrease in accounts payable of $1.4 million.
Cash provided by operations for the year ended December 31, 2006 included the effects of:
•	our net income of $ 17.9 million;
•	depreciation and amortization of $13.1 million;
•	income from discontinued operations for Edify of $550 thousand and a gain on the disposal of the Risk and Compliance business of $31.6 million;
•	a provision for doubtful accounts receivable and billing adjustments of $1.3 million;
•	stock based compensation expense of $5.7 million;
•	a $900 thousand loss on the disposal of property and equipment:
•	an increase of $9.4 million in accounts receivable due to the timing of revenue recognized and billing terms on fixed price implementation projects;
•	a decrease in accrued expenses and other liabilities of $1.3 million mainly due to payments related to our restructuring reserve; and
•	a $7.9 million increase in deferred revenue resulting from increases of deferred services and support fees.

Investing activities. Cash provided by investing activities was $15.8 million for the year ended December 31, 2008 compared to cash used in investing activities of $13.9 million in 2007 and cash provided by investing activities of $31.6 million in 2006. We expect our capital expenditures in 2009 will not change significantly from our 2008 activity.
During the year ended 2008, we:
•	converted $20.8 million, net, from short-term investments to cash and cash equivalents;
•	received $3.7 million from the release of escrow related to the sale of our Risk and Compliance business held since August 2006; and
•	purchased $8.7 million of hardware, software and building improvements and financed $1.3 million of additional hardware expenditures through capital leases.
During the year ended 2007, we:
•	converted $2.6 million, net from short-term investments to cash and cash equivalents;
•	paid an escrow deposit of $1.0 million and a security deposit of $600 thousand related to the purchase of our corporate headquarters; and
•	purchased $9.7 million of property, equipment, and technology comprising of $2.8 million for our corporate headquarters, $2.4 million for a source code license and the remainder for leasehold improvements and hardware expenditure and financed $3.3 million of additional hardware expenditures through capital leases.
During the year ended 2006, we:
•	paid $14.0 million to the shareholders of Mosaic in settlement of an earn-out of which $12.9 million was accrued in 2005;
•	converted $22.8 million, net, from short-term investments to cash and cash equivalents;
•	received net proceeds from the sale of the Risk and Compliance business of $32.0 million;
•	received a $550 thousand working capital adjustment from the sale of Edify; and
•	acquired $6.3 million of property and equipment and financed $7.0 million of additional hardware equipment through capital leases.
Financing activities. Cash used by financing activities was $27.5 million, $42.9 million and $50.7 million in 2008, 2007 and 2006, respectively. We expect our proceeds from the exercise of stock options to offset our cash obligations to settle SARs in future periods.
During the year ended 2008, we:
•	paid $25.1 million for the repurchase of our common stock pursuant to an authorized stock repurchase program;
•	received $1.3 million from the exercise of options to purchase common stock under our employee stock option plans; and
•	paid $3.7 million for capital lease and debt obligations.
During the year ended 2007, we:
•	paid $51.0 million for the repurchase of our common stock pursuant to a tender offer and authorized stock repurchase program;
•	received $11.5 million from the exercise of options to purchase common stock under our employee stock option plans; and
•	paid $3.5 million for capital lease and debt obligations.
During the year ended 2006, we:
•	paid $55.8 million for the repurchase of our common stock pursuant to a tender offer;
•	received $5.4 million from the exercise of options to purchase common stock under our employee stock option plans;
•	received $2.5 million from a sale lease back transaction; and
•	paid $2.8 million for capital lease and debt obligations.

Investments. At December 31, 2008, we had $2.4 million of investments in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007 when we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. We received $7.8 million of redemptions from this mutual fund trust, and had other than temporary impairment charges of approximately $660 thousand, during the year ended December 31, 2008. We hold the mutual fund trust as available for sale and expect that a percentage of the fund will be liquidated in 2009. However, due to current market conditions, we have been informed that approximately 35-40% of the fund may not be liquidated until at least 2010. Please see our discussion in Item 7A of Part II, “Quantitative and Qualitative Disclosures about Market Risk,” and in Note 5 of our consolidated financial statements for further information.
Stock Repurchase Program. At December 31, 2008, approximately $9.6 million remained available to purchase our common stock under the stock repurchase program approved in November 2008. Under our current stock repurchase program, we may, at our discretion, repurchase shares of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. The repurchase program may be modified or suspended at any time or from time to time, without prior notice, at our discretion.
Restructuring. The restructuring reserves at December 31, 2008 include future rent expense for vacated facilities, net of sublease income. We expect to make future undiscounted cash expenditures, net of anticipated sublease income and future accretion charges, related to these restructuring activities of approximately $6.0 million, of which we anticipate paying approximately $2.3 million within the next twelve months. The leases expire on various terms through 2011.
Stock Appreciation Rights Awards. As of December 31, 2008, we have a cash liability of approximately $6.3 million related to our November 2006 stock appreciation rights awards that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on our valuation, which uses our closing stock price, among other factors, as of December 31, 2008.
Contractual Obligations. In connection with the lease on one of our vacated offices, we issued to our landlord standby letters of credit in the aggregate amount of $3.3 million to guarantee certain obligations under the lease agreement. At December 31, 2008, there were no drawings outstanding under the letter of credit.
In August 2007, we completed the purchase of our corporate headquarters for $8.0 million, of which we paid $2.8 million in cash and assumed a note payable of $5.2 million that is due in February 2011. We lease office space and computer equipment under non-cancelable operating leases that expire at various dates through 2023. As a result of the consolidation of our offices over the past few years, we have entered into non-cancelable sublease agreements for our vacated properties. We also lease certain computer equipment under capital lease arrangements.
Our other liabilities include approximately $300 thousand of tax liabilities recorded pursuant to the provision of FIN 48. We are unable to make a reasonable estimate of the period of cash settlement to the respective taxing authorities. Therefore, those amounts have been excluded from the table of minimum contractual obligations.
As of December 31, 2008, future minimum payments including interest under long-term debt, operating and capital leases, operating sublease income, and purchase obligations to vendors are as follows (in thousands):

	Less than	1 - 3	3 - 5	Greater than
	1 year	years	years	5 years	Total

Long-term debt	$560	$5,654	$—	$—	$6,214
Operating leases	11,607	17,546	5,935	9,299	44,387
Capital leases	3,912	1,040	—	—	4,952
Purchase obligations	1,826	960	—	—	2,786

Total	$17,905	$25,200	$5,935	$9,299	$58,339

Operating sublease income	(4,092)	(6,794)	(38)	—	(10,924)

Total obligations, net of sublease income	$13,813	$18,406	$5,897	$9,299	$47,415

Off-Balance Sheet Arrangements. Other than operating lease arrangements and purchase commitments, we do not engage in off-balance sheet financing activities. Please refer to Note 13 of our consolidated financial statements for further discussion of our operating leases and purchase commitments.
Subsidiary Funding Policies. We lend funds to our foreign subsidiaries to meet their operating and capital requirements. Our intercompany funding policies are predicated on an assumption that, unless legally provided for, funds or securities are not freely available from a foreign subsidiary for use by our U.S. subsidiaries. In particular, some of our foreign subsidiaries are subject to laws that authorize regulatory bodies to block or limit the flow of funds from those subsidiaries. Regulatory action of that kind could impede access to funds that we need to make payments on obligations, including debt obligations. As such, we assume that capital or other financing provided to certain foreign subsidiaries is not available to our parent company or other subsidiaries in the U.S. until repayment of funding occurs. We expect foreign subsidiaries will repay their debt for funding or services performed but we do not intend to repatriate undistributed earnings from foreign subsidiaries.
Capital Requirements. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months. We expect cash flows from operations will continue to exceed our working capital, debt obligations and capital expenditures going forward. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, issue debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
Our primary market risk exposures include the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments. Information relating to quantitative and qualitative disclosure about market risk is set forth below, in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Risk Factors contained in Item 1A of this report and Note 5 of our consolidated financial statements. As of December 31, 2008, we are not a party to any material derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, “Disclosures about Fair Value of Financial instruments,” or derivative commodity instruments.
Foreign currency risk. The foreign currency financial statements of our international operations are translated into U.S. dollars at current exchange rates, except revenue and expenses, which are translated at average exchange rates during each reporting period. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated in a separate section of stockholders’ equity titled “accumulated other comprehensive income (loss).” Therefore, our exposure to foreign currency exchange rate risk occurs when translating the financial results of our international operations to U.S. dollars in consolidation. Our foreign currency risk is primarily for transactions in the British Pound Sterling, South African Rand, Indian Rupee and European Euro.
Generally, our expenses are denominated in the same currency as our revenue and the exposure to our net income from foreign currency rate changes is minimal. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations in their local currencies with the exception of our development centers in India and South Africa. Our development centers in India and South Africa are not naturally hedged for foreign currency risk since they satisfy their obligations in their local currency and are funded in U.S. dollars or British Pounds. There can be no guarantee that foreign currency fluctuations in the future will not be significant or fully hedged. Generally, we do not use financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to entirely offset the changes in foreign currency rates. However, we may hedge certain customer contracts or development locations that are not considered to be naturally hedged.
Based on our 2008 financial results, approximately 17% of our revenue and approximately 21% of our total expenses were transacted in currencies other than U.S. Dollars. From a sensitivity analysis viewpoint, based on our 2008 financial results, a hypothetical overall 10% change in the U.S. Dollar would have impacted our revenue and net income by approximately $3.9 million and $300 thousand, respectively.

Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and long-term debt. We generally invest our excess cash in money market funds and certificates of deposit. We believe they are recorded at fair value due to their short term nature. Our interest rate risk impacts earnings by changing our interest income. Based on our cash and cash equivalents balance as of December 31, 2008, the annual impact on results of operations of a one-percentage point interest rate change would be approximately $640 thousand.
For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Our long-term debt and capital lease obligations include only fixed rates of interest as of December 31, 2008.
Investment risk. At December 31, 2008, we had $2.4 million of our investments in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007 when we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. During 2008, we deemed the decrease in the fair value of the fund to be other than temporary and recorded impairment charges of $660 thousand. We hold the mutual fund trust as available for sale with the intent to use the proceeds to fund liquidity needs. During the fourth quarter of 2008, we deemed approximately $900 thousand of the mutual fund trust as non-current due to deteriorating market conditions as the fund manager expects certain investment securities in the fund will be held until market liquidity improves which may not occur until at least 2010. Based on our balance as of December 31, 2008, a hypothetical decrease of 10% in the fund’s fair value would negatively impact earnings by $240 thousand if the decrease in fair value were deemed other than temporary. Please see Note 5 of our consolidated financial statements for further discussion of fair value of financial instruments.

Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of S1 Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 5, 2009

S1 CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(in thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,840	$45,011
Short-term investments	1,493	23,855
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $1,388 and $3,858 at December 31, 2008 and 2007, respectively	42,561	39,969
Prepaid expenses	5,123	3,354
Other current assets	2,082	6,389

Total current assets	115,099	118,578
Property and equipment, net	23,015	20,906
Intangible assets, net	7,585	11,240
Goodwill	124,362	125,281
Other assets	8,625	5,839

Total assets	$278,686	$281,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,366	$2,300
Accrued compensation and benefits	16,147	10,649
Current portion of debt obligation	3,917	3,725
Accrued restructuring	2,323	3,043
Deferred revenues	25,271	26,345
Accrued other expenses	10,271	8,198

Total current liabilities	59,295	54,260
Debt obligation, excluding current portion	6,196	8,805
Accrued restructuring, excluding current portion	3,443	6,181
Other liabilities	1,012	2,693

Total liabilities	$69,946	$71,939

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 749,064 shares at December 31, 2008 and 2007, respectively	10,000	10,000
Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 52,799,310 and 56,748,906 shares at December 31, 2008 and 2007, respectively	528	567
Additional paid in capital	1,791,924	1,810,783
Accumulated deficit	(1,587,957)	(1,609,807)
Accumulated other comprehensive loss:
Net gain (loss) on derivative financial instruments, net of tax	69	(97)
Cumulative foreign currency translation adjustment, net of tax	(5,824)	(1,541)

Total stockholders’ equity	208,740	209,905

Total liabilities and stockholders’ equity	$278,686	$281,844

See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except share and per share data)
Revenue:
Software licenses	$37,859	$30,709	$29,788
Support and maintenance	49,163	45,591	44,094
Professional services	92,245	79,754	70,297
Data center	47,836	47,796	46,856
Other	1,332	1,075	1,275

Total revenue	228,435	204,925	192,310

Operating expenses:
Cost of software licenses (1)	3,881	3,796	4,588
Cost of professional services, support and maintenance (1)	74,035	67,808	65,231
Cost of data center (1)	26,304	24,988	22,354
Cost of other revenue	269	375	1,103
Selling and marketing	36,432	31,304	27,658
Product development	29,271	23,738	38,937
General and administrative	25,826	26,259	26,694
Merger related and restructuring costs	—	—	12,485
Depreciation	7,936	7,023	7,840
Amortization of other intangible assets	1,130	1,175	1,310

Total operating expenses (2)	205,084	186,466	208,200

Operating income (loss)	23,351	18,459	(15,890)
Interest and other income, net	753	2,500	4,929

Income (loss) before income tax expense	24,104	20,959	(10,961)
Income tax expense	(2,254)	(1,464)	(1,278)

Income (loss) from continuing operations	21,850	19,495	(12,239)
Income from discontinued operations, net of tax	—	—	30,141

Net income	$21,850	$19,495	$17,902

Basic earnings per share
Continuing operations	$0.38	$0.32	$(0.17)
Discontinued operations	—	—	0.42

Net income per share	$0.38	$0.32	$0.25

Diluted earnings per share
Continuing operations	$0.38	$0.32	$(0.17)
Discontinued operations	—	—	0.42

Net income per share	$0.38	$0.32	$0.25

Weighted average common shares outstanding — basic	55,734,103	59,746,146	70,779,502
Weighted average common shares outstanding — fully diluted	56,541,534	60,680,130	n/a

(1)	The Cost of software licenses, professional services, support and maintenance and data center excludes charges for depreciation but the Cost of software licenses includes amortization of purchased technology.

(2)	Includes stock-based compensation expenses in continuing operations of $8.1 million, $8.5 million and $5.5 million in 2008, 2007, and 2006, respectively. For further discussion, please refer to Note 2 and 15 of the consolidated financial statements.
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$21,850	$19,495	$17,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,591	11,135	13,061
Gain on disposal of discontinued operations, net of tax	—	—	(32,153)
Provision for doubtful accounts receivable and billing adjustments	(159)	1,894	1,301
Stock based compensation expense	8,092	8,522	5,663
Loss on disposal of property and equipment	—	—	906
Deferred income taxes	(1,895)	—	—
Other than temporary impairments of investments	663	152	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,777)	11,509	(9,435)
(Increase) decrease in prepaid expenses and other assets	(231)	(828)	710
Decrease in accounts payable	(1,278)	(1,449)	(1,121)
Decrease in accrued expenses and other liabilities	(432)	(15,498)	(1,298)
(Decrease) increase in deferred revenues	(1,277)	(3,600)	7,924

Net cash provided by operating activities	34,147	31,332	3,460

Cash flows from investing activities:
Cash paid in connection with acquisition	—	—	(14,000)
Proceeds from sale of subsidiaries	—	—	32,639
Maturities of short-term investment securities	24,182	31,223	56,700
Purchases of short-term investment securities	(3,385)	(33,838)	(33,922)
Amounts released (held) in escrow related to sale of business	3,712	—	(3,500)
Amounts held in escrow related to property	—	(1,593)	—
Purchases of property, equipment and technology	(8,744)	(9,685)	(6,291)

Net cash provided by (used in) investing activities	15,765	(13,893)	31,626

Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,305	11,500	5,351
Payments on capital leases and debt obligations	(3,718)	(3,473)	(2,770)
Repurchase and retirement of common stock	(25,075)	(50,967)	(55,754)
Proceeds from sale-lease back transaction	—	—	2,502

Net cash used in financing activities	(27,488)	(42,940)	(50,671)

Effect of exchange rate changes on cash and cash equivalents	(3,595)	900	89

Net increase (decrease) in cash and cash equivalents	18,829	(24,601)	(15,496)
Cash and cash equivalents at beginning of period	45,011	69,612	85,108

Cash and cash equivalents at end of period	$63,840	$45,011	$69,612

Noncash investing and financing activities:
Equipment financed through capital leases	$1,301	$3,323	$7,048
Property financed through notes payable	—	5,233	—
Accrual of working capital adjustment related to sale of subsidiary	—	—	664
Retirement of treasury stock	—	—	25,000

Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,279	$1,188	$1,659
Cash paid for interest	875	622	360
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands except for share data)

									Accumulated
					Additional				Other	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity	Income
Balance at December 31, 2005	749,064	$10,000	74,410,099	$744	$1,915,617	(4,053,886)	$(25,000)	$(1,647,204)	$(1,771)	$252,386

Net income	—	—	—	—	—	—	—	17,902	—	17,902	17,902
Net unrealized losses on cash flow hedges	—	—	—	—	—	—	—	—	(314)	(314)	(314)
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(525)	(525)	(525)
Realized loss on cash flow hedges	—	—	—	—	—	—	—	—	42	42	42
Realized cumulative foreign currency translation related to sale of business	—	—	—	—	—	—	—	—	(43)	(43)	—
Common stock issued upon the exercise of stock options	—	—	1,410,949	14	5,337	—	—	—	—	5,351	—
Stock-based compensation expense	—	—	—	—	5,184	—	—	—	—	5,184	—
Repurchase and retirement of common stock	—		(10,476,189)	(105)	(55,649)	—	—	—	—	(55,754)	—
Retirement of treasury stock	—	—	(4,053,886)	(40)	(24,960)	4,053,886	25,000	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$17,105

Balance at December 31, 2006	749,064	$10,000	61,290,973	$613	$1,845,529	—	$—	$(1,629,302)	$(2,611)	$224,229

Net income	—	—	—	—	—	—	—	19,495	—	19,495	19,495
Net unrealized losses on cash flow hedges	—	—	—	—	—	—	—	—	(7)	(7)	(7)
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	902	902	902
Realized loss on cash flow hedges	—	—	—	—	—	—	—	—	78	78	78
Common stock issued upon the exercise of stock options	—	—	2,086,040	19	11,481	—	—	—	—	11,500	—
Stock-based compensation expense	—	—	—	—	4,675	—	—	—	—	4,675
Repurchase and retirement of common stock	—	—	(6,628,107)	(65)	(50,902)	—	—	—	—	(50,967)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$20,468

Balance at December 31, 2007	749,064	$10,000	56,748,906	$567	$1,810,783	—	$—	$(1,609,807)	$(1,638)	$209,905

Net income	—	—	—	—	—	—	—	21,850	—	21,850	21,850
Net unrealized gains on cash flow hedges	—	—	—	—	—	—	—	—	49	49	49
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(4,283)	(4,283)	(4,283)
Realized loss on cash flow hedges	—	—	—	—	—	—	—	—	117	117	117
Common stock issued upon the exercise of stock options	—	—	442,141	4	1,301	—	—	—	—	1,305	—
Stock-based compensation expense	—	—			4,872	—	—	—	—	4,872	—
Repurchase and retirement of common stock	—	—	(4,391,737)	(43)	(25,032)	—	—	—	—	(25,075)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$17,733

Balance at December 31, 2008	749,064	$10,000	52,799,310	$528	$1,791,924	—	$—	$(1,587,957)	$(5,755)	$208,740

See accompanying notes to consolidated financial statements.

S1 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
1. Business Overview
S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self service banking solutions such as Internet personal, small business and corporate banking and trade finance, and mobile banking, and (ii) full service banking solutions such as teller, branch, sales and service and call center. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm. The Postilion segment represents payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America.
2. Summary of Significant Accounting Policies
Basis of presentation
The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. We sold our Risk and Compliance segment, which did business as FRS, in 2006. We have accounted for disposals as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” for financial reporting purposes. Accordingly, the Risk and Compliance operating results are excluded from income from continuing operations and included in income from “discontinued operations”, net of taxes line in the consolidated statements of operations. All significant intercompany transactions are eliminated in the consolidation process. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of revenue, probable losses and expenses. Actual results could differ from those estimates.
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
Cash and cash equivalents include deposits with commercial banks and highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents also includes certain short term investments that are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, these investments have net asset values (“NAV”) of $1.00 per unit.
We also have certain investments that are accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Each investment is analyzed to determine whether it represents a pooled investment that has a fair value per share or unit that is determined and published and is the basis for current transactions. The analysis is limited to those professionally managed investments that (1) pool the capital of investors to invest in bonds (debt securities), options, currencies, or money market securities for current income, capital appreciation, or both consistent with the investment objectives of the fund; (2) have a NAV provided to the investor periodically, but no less frequently than at each month end; and (3) the month-end NAV is the price paid or received by investors purchasing or selling investments at month end. Any unrealized holding gains and losses resulting from these securities are reported as a net amount in a separate component of shareholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in earnings.

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
Generally, the classification of the investment is made when we purchase the investment. However, if the investment changes and no longer meets the definition of cash and cash equivalents, the investment will be reclassified to short term investments during the quarter the investment changes. Short-term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. Investments with a remaining maturity that exceed one year are reported in non-current other assets.
Accounts receivable and allowance for doubtful accounts and billing adjustments
Accounts receivable include amounts billed to customers and unbilled amounts of revenue earned in advance of billings. Unbilled receivable balances arise primarily from our performance of services in advance of billing terms on contracted professional services where percentage of completion or proportional performance accounting is applied. Generally, billing occurs at the achievement of milestones that correlate with progress towards completion of implementation services. Accounts receivable are recorded at the invoiced amount or the earned amount and do not bear interest. We have established a discount allowance for estimated billing adjustments and an allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for uncollectible amounts as a component of selling expense. We review specific accounts, including substantially all accounts with past due balances over 90 days, for collectibility based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs, historical discounts and write-offs, customer concentrations, customer credit-worthiness, and current economic trends. Accounts receivable are charged off against the allowance when we estimate it is probable the receivable will not be recovered. Accounts receivable are presented net of allowance for doubtful accounts and billing adjustments.
In 2008 and 2007, we evaluated the credit worthiness of our customers using data available from bank rating agencies, other publically available information, and credit rating services. Based on this data, we have not adjusted our reserves or our methodology for assessing its adequacy.
Property and equipment
We report property and equipment at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. We calculate depreciation using the straight-line method over the estimated useful lives of the related assets. We amortize leasehold improvements using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Depreciation for assets held under capital leases is computed using the straight-line method over the estimated useful life of the assets which is usually equal to the lease term. However, we may use the lease term if the lease has a lease term shorter than our estimated useful life and the lease is not a bargain purchase or automatic transfer of title. Gains or losses recognized on disposal or retirement of property and equipment are recognized in the consolidated statement of operations.
The estimated useful lives of property and equipment are as follows:

Building	27 years
Building improvements	5 to 15 years
Leasehold improvements	shorter of lease term or 5 years
Furniture and fixtures	5 years
Computer equipment (1)	2 to 3 years
Software	3 years

(1)	Computer equipment includes capital leases.

Goodwill
We have recorded goodwill in connection with the acquisition of businesses accounted for using the purchase method. Under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, we are required to perform an impairment test of goodwill at least once annually and upon the occurrence of a triggering event. We have elected to test our goodwill for impairment as of October 1st each year. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. Our measurement of fair value under SFAS No. 142 is on a review of fair value under both the income approach, utilizing the present value of estimated future discounted cash flows, and market approach, utilizing a revenue multiple to estimate fair value. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge. Based upon the results of our annual impairment test in 2008, 2007 and 2006, no impairments were identified.
Other long-lived assets
We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount should be assessed in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of these assets that should be written off.
We amortize identifiable intangible assets over their estimated useful lives (ranging from five to ten years) using the straight-line method which approximates the projected utility of such assets based upon the information available. Purchased technology represents technology acquired from third parties, which we have incorporated in our products. The amortization expense related to purchased and acquired technology is recorded in the Cost of software licenses in our statement of operations. Intangible assets are evaluated for impairment annually. If such evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of these assets that should be written off.
During the years ended December 31, 2008, 2007 and 2006, we had no impairments related to other long-lived assets.
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
As of December 31, 2008, we own approximately 14% of Yodlee, accounted for as a cost method investment. Our investment in Yodlee was accounted for using the equity method until 2007. In 2007, we converted to the cost basis as our ownership decreased below 20% and we do not have significant influence. We have not received any dividend payments nor have we made any capital contributions to Yodlee in 2008, 2007 and 2006.

Concentration of credit risk and uncertainties
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the banking and insurance industries and other financial services firms. Given the concentration of our business activities in financial industries, we may be particularly exposed to economic downturns in those industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent months the volatility has reached unprecedented levels. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, and adversely affect our operating results. In addition to mergers and acquisitions in the banking industry, we are also beginning to see an increased level of bank closures and government supervised consolidation transactions. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions, be closed by regulators, or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed. Our business success depends in part on our relationships with a limited number of large customers. For the years ended December 31, 2008, 2007 and 2006, one customer, State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”), was a significant portion of our revenue.
Revenue recognition, deferred revenue and cost of revenue
Software license revenue. We recognize software license sales in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition With Respect to Certain Transactions,” as well as applicable Technical Practice Aids issued by the American Institute of Certified Public Accountants. For software license sales for which professional services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured, and (3) the fee is fixed or determinable. In certain of these arrangements, vendor specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to all elements of the arrangement. If vendor specific objective evidence of fair value does not exist for the delivered element and exists for all undelivered elements, we use the residual method under SOP No 98-9.
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
For term license arrangements, sometimes referred to as subscription licenses, where we allow customers the rights to use software and receive unspecified products as well as unspecified upgrades and enhancements during a specified term, the license revenue is generally recognized ratably over the term of the arrangement typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion self-service banking customers, the subscription also entitles the customer to receive hosting services. Our total Software licenses revenue includes subscription revenue of $11.9 million, $9.1 million and $3.8 million for 2008, 2007 and 2006, respectively.
Support and maintenance revenue. Revenue for post-contract customer support and maintenance is recognized ratably over the contract period. Services provided to customers under customer support and maintenance agreements generally include technical support and unspecified product upgrades. VSOE of the fair value of support and maintenance revenue is based on substantive renewal rates which are to be charged once the initial term expires. We have evaluated our historical renewal rates and determined that our renewal rates are substantive.
Professional services revenue. Revenue derived from arrangements to provide professional services on a time and materials basis is recognized as the related services are performed. Revenue from professional services where services are deemed to be essential to the functionality of the software is recognized using the percentage of completion method. For other revenue from professional services that are provided on a fixed fee basis, revenue is recognized pursuant to Staff Accounting Bulletin No 104 (“SAB 104”), “Revenue Recognition,” on a proportional performance which is generally a method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.
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
VSOE of fair value of data center revenue is based on substantive renewal rates.
Other revenue. Other revenue is primarily related to the sale of third party hardware and software that is used in connection with our products. Other revenue is recognized upon delivery of the third party hardware or software, provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured, and (3) the fee is fixed or determinable.
Deferred revenue. Deferred revenue represents payments received from customers for software licenses, services and maintenance in advance of performing services. Maintenance is normally billed quarterly or annually in advance of performing the service.
Cost of revenue. Direct software license costs consist primarily of the cost of third-party software used in our products and the amortization of purchased and acquired technology. Support and maintenance and professional services direct costs are primarily personnel and related infrastructure costs, including stock-based compensation expense. Data center direct costs are primarily personnel costs, including stock-based compensation expense, and infrastructure to support customer installations that we host in our data centers. Costs of revenue excludes charges for depreciation of property and equipment.
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
Restructuring and merger related costs
Merger related costs include expenses related to integrating the products and platforms of acquired companies, training personnel on new products acquired, establishing the infrastructure and consolidating the operations of acquired companies and expenses as incurred. In previous years, we incurred restructuring charges. In subsequent periods, we re-assessed the initial assumptions and estimates made in connection with these restructuring plans based on current information and, as a result, may record additional charges for the estimated incremental costs of exiting certain activities under these restructuring plans.

Interest and other income, net
Interest and other income, net is composed mainly of our interest income from cash deposits and investments, interest expense mainly related to our debt, realized foreign exchange gain (loss), foreign withholding taxes, gains (loss) from disposals, gain (loss) on financial instruments and investments. Interest and other income, net (in thousands) are comprised of the following:

	For the year ended December 31,
	2008	2007	2006
Interest income	$2,052	$4,151	$5,930
Interest expense	(855)	(714)	(543)
Foreign exchange-realized gain (loss)	604	(306)	(201)
Other expenses	(1,048)	(631)	(257)

Total	$753	$2,500	$4,929

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
Stock-based compensation
We maintain certain stock compensation plans providing for the grant of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and employees. Substantially all stock options granted under the plans have ten-year contractual lives and generally vest and become exercisable ratably over four years from the date of grant. However, grants of stock options and restricted stock awards to directors generally vest over one year. Certain awards granted in 2006 vested and became exercisable ratably over two years, including our outstanding SARs awards.
We account for compensation expense for our stock option plans under SFAS No. 123R, “Share–based Payment” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and amends SFAS No. 95. SFAS No. 123R requires all share-based payments to employees during the period to be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. We have adopted SFAS No. 123R using the “modified prospective” method. Under both SFAS No. 123 and SFAS No. 123R, the expense is amortized on a straight-line basis over the option vesting period. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. The SARs are settled in cash and are recorded as liabilities with changes in fair value recognized over the vesting period in accordance with SFAS No. 123R. At the end of the vesting period, any SARs that have not been exercised will continue to be adjusted to fair value each quarter. For SARs, the fair value is recalculated at the end of the current period using a Black-Scholes option pricing model as the awards are settled in cash and our balance sheet reflects the current liability earned. The fair value of the RSUs is determined by the market price of our stock on the date of grant. For stock options, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. In determining the fair value, management makes certain estimates related primarily to the expected term of the option, the volatility of our stock, and the risk-free interest rate. These assumptions affect the estimated fair value of the option. As such, these estimates affect the compensation expense we record in future periods. These assumptions generally require significant analysis and judgment. Some of the assumptions are based on external data, while some assumptions are derived from our historical experience with share-based payments. We currently estimate expected term using our historical exercise and post-vesting cancellation activity and volatility by considering our historical stock volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with the remaining term equal to the expected term used as the input to the Black-Scholes model. In order to properly calculate stock-based compensation expense, we must determine the historical rate of pre-vesting forfeitures. We estimate forfeitures using a weighted-average historical forfeiture rate.
We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. As a result of this accounting treatment, as of December 31, 2008, we have approximately $219.6 million of domestic tax net operating loss carryforwards, the benefit of approximately $200.4 million of these tax net operating loss carryforwards will be accounted for directly to equity as additional paid-in-capital. Additionally, we have approximately $70.0 million foreign tax net operating loss carryforwards unaffected by this accounting treatment. There was no capitalized stock-based compensation cost as of December 31, 2008. We did not recognize any tax benefits during 2008, 2007 and 2006.

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
Foreign currency translation
We translate the financial statements of our international subsidiaries into U.S. dollars at current exchange rates, except for revenue and expenses, which are translated at average exchange rates during each reporting period. Currency transaction gains or losses are included in our results of operations. We include net exchange gains or losses resulting from the translation of assets and liabilities as a component of accumulated other comprehensive loss in stockholders’ equity. The fluctuations in foreign currency rates for U.S. Dollars against primarily the British Pound Sterling, South African Rand, Indian Rupee and European Euro resulted in changes to other comprehensive income mainly due to our foreign cash and receivable balances.
Derivative financial instruments
We may use derivative financial instruments to manage certain exposures to fluctuations in foreign currency to mitigate the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions with a series of foreign currency options. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments will be offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. We generally do not hold or issue derivative financial instruments for trading purposes.
Comprehensive income (loss)
We report total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, we include in other comprehensive income (loss) those amounts relating to foreign currency translation adjustments and unrealized gains and losses on derivative instruments in the consolidated statement of stockholders’ equity and comprehensive income (loss).
Recent accounting pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U. S. GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in U. S. GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies how FAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. It also reaffirms the notion of fair value as the exit price as of the measurement date. FSP 157-3 was effective upon issuance. The adoption of FSP 157-3 did not have a material impact on our financial statements. Please refer to Note 5 of our consolidated financial statements for additional disclosures on fair value measurements.

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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. This standard replaces the existing guidance in SFAS No. 141 and is effective for business combinations completed in the first annual reporting period beginning after December 15, 2008. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS No. 141R retains the existing fundamental concepts of accounting for the income tax consequences of business combinations. However, SFAS No. 141R changed some aspects of the accounting for income taxes in a business combination. Currently, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as part of the business combination (a reduction of goodwill with a corresponding increase in tax expense). Under SFAS No. 141R, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as a reduction of the acquirer’s income tax provision in the period of the business combination. As a result of this statement, we may have a material impact in future financial statements as the benefit of the release of the valuation allowance related to deferred tax assets, which were fully reserved at the time of acquisition, would be recorded to the statement of operations instead of a credit to goodwill. Also, SFAS No. 141R could have a material impact on any business combinations entered into in 2009 or future periods.
3. Discontinued Operations
We have accounted for the disposal of our Risk and Compliance segment and our Edify segment as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the Risk and Compliance and Edify segment results for prior year periods are presented in discontinued operations of the consolidated statement of operations.
In 2006, we completed the sale of our Risk and Compliance segment, which did business as FRS. Under the terms of the agreement, we received approximately $38.0 million in consideration with $3.5 million of such amount placed in escrow. We recorded a gain of $31.6 million, net of tax, in 2006 which included expenses of approximately $1.3 million in connection with the sale including legal fees and other expenses. Additionally, FRS contracted with S1’s Pune, India location to continue to provide development and administrative services. We do not have any significant involvement in the operations of FRS after the disposal.
In 2005, we completed the sale of our Edify segment in which we received approximately $33.5 million in consideration. In 2006, we resolved the working capital adjustment provision of the agreement and received $550 thousand in the second quarter of 2006. In addition, under the agreement, we contracted to continue to be a reseller of Edify products following the closing of the transaction. Activity under the reseller agreement has not been significant to date and is not expected to be significant in the future.

There was no revenue or income from discontinued operations in 2008 and 2007. The Risk and Compliance segment was included in discontinued operations until the segment was sold on August 10, 2006. Revenue and income from discontinued operations for 2006 are as follows (in thousands):

Year ended
December 31, 2006
Revenues:
Risk and Compliance	12,434

Pretax (loss) income from discontinued operations
Risk and Compliance	(1,947)
Gain on disposal of Edify	457
Gain on disposal of Risk and Compliance	31,597
Income tax benefit	34

Income from discontinued operations	$30,141

4. Related Party Transactions
As a result of the sale of our VerticalOne business to Yodlee in a stock-for-stock transaction in January 2001, we own approximately 14% of Yodlee as of December 31, 2008.  In connection with the sale, we became a non-exclusive reseller of Yodlee’s aggregation services pursuant to an agreement that, as a result of various amendments, expired in February 2009 although we are currently working with Yodlee to support existing customers. We paid approximately $100 thousand, $100 thousand and $300 thousand to Yodlee under that agreement for user and maintenance fees during 2008, 2007 and 2006, respectively.  In April 2008, we entered into an agreement with Yodlee to become a non-exclusive reseller of their hosted direct pay and personal finance management services.  We paid approximately $50 thousand to Yodlee for hosted direct pay and personal finance management services during 2008.  A member of our Board of Directors is also a director of Yodlee.
5. Fair Value Measurements
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We adopted the provisions, as it relates to financial assets and liabilities, of SFAS No. 157, as of January 1, 2008. As of December 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis which included our derivative assets and a specific mutual fund trust. The adoption of the provisions of SFAS No. 157 did not materially impact our financial condition, results of operations or cash flows.
Estimated fair values of the company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$63,840	$63,840	$45,011	$45,011
Short-term investments
Mutual fund trust	1,493	1,493	10,894	10,894
Fixed term deposits	—	—	12,961	12,961
Long-term investments
Mutual fund trust	902	902	—	—
Fixed term deposits	289	289	399	399
Derivative assets	69	69	20	20
Long-term borrowings	6,196	6,103	8,805	8,478
The carrying value approximates fair value of cash and cash equivalents due to the short term nature of these financial instruments. The fair value of fixed term deposits approximate their carrying value as the principal is fixed. The fair value of long-term debt is based on current rates at which we could borrow funds with similar remaining maturities.

We have derivative assets that are foreign currency options designated as cash flow hedges for a certain customer in which our costs are denominated in United States Dollars while the customer pays us in British Pounds Sterling. The option has expiration dates at each quarter end through March 31, 2009. Any mark-to-market gains or losses on these currency options are included in accumulated other comprehensive income (loss), and if exercised, reclassified into income in the period during which a specific hedged transaction affects earnings. We categorized the derivative assets as Level 2 and determined the value of option contracts utilizing a standard option pricing model based on inputs that are quoted by counterparties to this contract that estimates the present value of expected future cash flows.
Generally, we hold our cash reserves in different types of cash funds. In December 2007, we were informed that one of these funds (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. As such, we began to account for this mutual fund trust under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The mutual fund trust’s value is now determined based on the valuation of the individual investment securities it holds, many of which are separately valued based on a combination of Level 1, Level 2 and Level 3 inputs as prepared by the fund manager. The Level 2 inputs include, for example, values for comparable issued securities. The Level 3 inputs include valuations from third parties, similar type funds and assumptions about future market conditions. The net asset value of the fund may fluctuate depending on the value of these underlying securities. The net asset value of our investment in the mutual trust fund continues to be reported by the fund manager. Based on the mutual fund trust holding underlying securities subject to a Level 3 valuation, we have categorized our investment in the mutual fund trust as a Level 3 investment. During 2008, we received $7.8 million of redemptions from this mutual fund trust. During the year ended December 31, 2008, we deemed fluctuations in fair value related to the fund as other than temporary and recorded impairment charges of $660 thousand. In December 2007, we recorded impairment charges of $150 thousand for fluctuations in fair value we deemed other than temporary. As of December 31, 2008, our mutual fund trust had a fair value of $2.4 million. During the fourth quarter of 2008, we deemed approximately $900 thousand of the mutual fund trust as non-current due to deteriorating market conditions as the fund manager expects certain investment securities in the fund will be held until market liquidity improves which may not occur until at least 2010.
The following table summarizes the assets carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Mutual fund trust	$2,395	$—	$—	$2,395
Derivative assets	69	—	69	—

Total	$2,464	$—	$69	$2,395

All losses for our mutual fund trust have been recorded in Interest and other income, net. The following table summarizes the change in balance for our Level 3 investment for the year ended December 31, 2008 (in thousands):

Fair Value Measurements at Reporting Date
Using Significant Unobservable Inputs (Level 3)
Mutual fund trust:
Beginning balance	$10,894
Total losses (realized/unrealized) included in earnings	(663)
Settlements	(7,836)

Ending balance	$2,395

We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include long term assets such as property and equipment, goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the years ended December 31, 2008, 2007, and 2006, we had no impairments related to these assets.

As of December 31, 2008, we have not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No.115.”
6. Accounts Receivable
Accounts receivable included unbilled receivables of approximately $13.2 million and $13.4 million at December 31, 2008 and 2007, respectively. Unbilled receivables generally represent revenue recognized on contracts for which billings have not been presented to the customers in accordance with the terms of the contracts at the respective balance sheet date. We expect to bill and collect these amounts within one year of the balance sheet date. The decrease in the allowance for doubtful accounts and billing adjustments during 2008 reflects lower days outstanding from customer satisfaction initiatives and collection efforts. Accounts receivables that were more than 90 days past due accounted for 4% and 14% of the overall balance at December 31, 2008 and 2007, respectively.
7. Other Current Assets
In August 2006, we completed the sale of our Risk and Compliance segment which included $3.5 million that was held in escrow. The escrow of $3.5 million, and earned interest of $200 thousand, was released to us in February 2008. The escrow was included in other current assets at December 31, 2007. Other current assets consisted of the following (in thousands):

	December 31,
	2008	2007

Deferred tax assets	$237	$208
Escrow, security deposits and restricted cash	1,140	4,943
Other non-customer receivables	705	1,238

	$2,082	$6,389

8. Property and Equipment
Property and equipment as of December 31, 2008 included computer equipment under capital leases with original cost and accumulated amortization of approximately $11.7 million and $7.3 million, respectively. Property and equipment as of December 31, 2007 included computer equipment under capital leases with original cost and accumulated depreciation of approximately $10.9 million and $4.2 million, respectively. In August 2007, we completed the purchase of our corporate headquarters for $8.0 million of which we paid $2.8 million in cash and assumed a $5.2 million note payable. Refer to Note 13 to our consolidated financial statements for further discussion of our debt obligations. Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007

Property and building improvements	$9,551	$9,191
Leasehold improvements	773	1,685
Furniture and fixtures	1,786	3,216
Computer equipment	29,413	25,204
Software	8,890	8,268

Property and equipment, before depreciation	50,413	47,564
Accumulated depreciation and amortization	(27,398)	(26,658)

Property and equipment, net	$23,015	$20,906

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
At December 31, 2008, our intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Purchased and acquired technology	$21,938	$(19,015)	$2,923
Customer relationships	12,000	(7,338)	4,662

Total	$33,938	$(26,353)	$7,585

We recorded amortization expense of $3.7 million, $4.1 million and $4.9 million during the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of acquired technology included in Cost of software licenses was $2.5 million, $2.9 million and $3.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. We estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2009	2010	2011	2012	2013

Enterprise	$245	$245	$245	$184	$—
Postilion	$2,445	$1,335	$1,282	$706	$490

Total	$2,690	$1,580	$1,527	$890	$490

The changes in the carrying value of our goodwill for the year ended December 31, 2008 were as follows (in thousands):

	Enterprise	Postilion	Total

Balance, January 1, 2008	$49,616	$75,665	$125,281
Utilization of acquisition related income tax benefits	(153)	—	(153)
Release of acquisition related deferred tax assets	(766)	—	(766)

Balance, December 31, 2008	$48,697	$75,665	$124,362

10. Restructuring and Merger Related Costs
Restructuring. We implemented costs reduction plans in 2006, 2005, 2003 and prior years to change our organizational structure, reduce operating costs and more effectively align us with the needs of our customers. We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term and we adjust our estimates based on sublease assumptions for certain subleased office space and early surrender of certain subleased office space. The total adjustments in 2008 were deemed immaterial and booked to appropriate operating expense.
The restructuring reserves at December 31, 2008 included future rent expense for vacated facilities, net of sublease income. We expect to make future undiscounted cash expenditures, net of anticipated sublease income and future accretion charges, related to these restructuring activities of approximately $6.0 million, of which we anticipate to pay approximately $2.3 million within the next twelve months. The leases expire on various terms through 2011.

Restructuring in 2003 and prior years. In 2006, we lowered our expected sublease income by $610 thousand which increased our reserve. We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term which increased our reserve by $30 thousand in 2008. We adjusted our estimates for an early surrender of office space which reduced our reserve by $160 thousand in 2008. For restructuring plans undertaken in 2003 and prior years, the restructuring reserves as of December 31, 2008, 2007, and 2006 and for the years then ended, are summarized below (in thousands).

Lease Costs

Balance, December 31, 2005	$5,800
Amounts utilized	(1,248)
Adjustments	609

Balance, December 31, 2006	5,161
Amounts utilized	(2,871)

Balance, December 31, 2007	2,290
Amounts utilized	(796)
Adjustments	(131)

Balance, December 31, 2008	$1,363

Restructuring in 2005. The reorganization in 2005 resulted in a reduction of personnel of approximately 8% as well as the consolidation of some facilities. In connection with this reorganization, we recorded $15.0 million in restructuring costs in 2005, primarily comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets.
We adjusted our estimate on sublease assumptions and lowered our expected sublease income which increased our reserve by $1.5 million in 2006. Our reserve for personnel costs was increased by $300 thousand in 2006 for the transition period of severed employees and the remaining severance reserve was released in 2008 after all obligations were fulfilled. We incurred adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term of $90 thousand in 2008 which increased our reserve. We adjusted our estimates based on sublease assumptions for certain office space due to the increase in operating costs of $450 thousand in 2008 which increased our reserve. For restructuring plans undertaken in 2005, the restructuring reserves as of December 31, 2008, 2007 and 2006 and for the years then ended are summarized below (in thousands).

	Personnel Costs	Lease Costs	Total

Balance, December 31, 2005	$4,635	$5,050	$9,685
Amounts utilized	(4,308)	(2,860)	(7,168)
Adjustments	333	1,455	1,788

Balance, December 31, 2006	660	3,645	4,305
Amounts utilized	(627)	(1,289)	(1,916)

Balance, December 31, 2007	33	2,356	2,389
Amounts utilized	—	(1,207)	(1,207)
Adjustments	(33)	544	511

Balance, December 31, 2008	$—	$1,693	1,693

Restructuring in 2006. In the fourth quarter of 2006, we approved a plan of reorganization to reduce operating costs as we aligned more closely with our customers. The reorganization resulted in a reduction of personnel of approximately 9% in both the United States and Europe as well as the consolidation of some facilities. In connection with this reorganization, we recorded $12.1 million in restructuring costs in 2006, primarily comprised of charges associated with headcount reductions and the consolidation of excess office space. The headcount reductions were primarily in our product development and services groups for the Enterprise segment.

We incurred adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term of $170 thousand in 2008 which increased our reserve. We adjusted our estimates based on sublease assumptions for certain office space due to the increase in operating costs of $40 thousand in 2008 which increased our reserve. We adjusted our estimates for personnel costs of $500 thousand in 2008 primarily as we negotiated a signed release from any potential repayments of development grants for an international location which reduced our reserve. For restructuring plans undertaken in 2006, the restructuring reserves as of December 31, 2008, 2007 and 2006 and for the years then ended are summarized below (in thousands).

	Personnel Costs	Lease Costs	Other	Total

2006 restructuring charge	$5,504	$5,805	$779	$12,088
Amounts utilized	(1,486)	189	(779)	(2,076)

Balance, December 31, 2006	4,018	5,994	—	10,012
Amounts utilized	(3,185)	(2,282)	—	(5,467)

Balance, December 31, 2007	833	3,712	—	4,545
Amounts utilized	(323)	(1,210)	—	(1,533)
Adjustments	(510)	208	—	(302)

Balance, December 31, 2008	$—	$2,710	$—	$2,710

Merger Related Costs. In 2006, we reduced accrued expenses and recognized a benefit in merger related expense of $2.0 million in connection with a dispute over professional services during 2000. We reduced the accrual taking into consideration the applicable statue of limitations.
11. Accrued Other Expenses
Our sales and income taxes payable increased during 2008 primarily for income tax expense relating to our foreign operations as discussed further in Note 14 of our consolidated financial statements. Accrued other expenses consisted of the following (in thousands):

	December 31,
	2008	2007

Accrued service fees payable	$3,148	$3,190
Accrued third party products sold	1,530	1,359
Sales and income taxes payable	3,588	1,035
Accrued contract losses	117	720
Other	1,888	1,894

	$10,271	$8,198

12. Retirement Savings Plan
We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the 401(k) plan may elect to contribute from 1% to 50% of his or her annual compensation to the plan up to limits placed by U.S. Internal Revenue Service. We, at management’s discretion, may make matching contributions to the plan. Our matching contributions to the plan charged to expense for 2008, 2007 and 2006 were approximately $900 thousand, $500 thousand, and $900 thousand, respectively.
13. Commitments, Contingencies and Debt Obligations
Lease commitments. We lease office facilities and computer equipment under non-cancelable operating lease agreements which expire at various dates through 2023. Total rental expense under these leases was $5.6 million, $5.9 million and $8.3 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, our operating leases were collateralized by deposits of $1.5 million of which $1.2 million was included in long term other assets.
In connection with the lease on one of our vacated offices, we issued to our landlord standby letters of credit in the aggregate amount of $3.3 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline. As of December 31, 2008, there were no drawings outstanding under the letter of credit.

The amounts included in our operating lease commitments include leases related to our restructuring reserve as described in Note 10 to our consolidated financial statements. Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements are as follows (in thousands):

	Operating Lease	Sublease	Net Operating Lease
	Commitments	Income	Commitments

2009	$11,607	$4,092	$7,515
2010	10,353	4,057	6,296
2011	7,193	2,737	4,456
2012	3,104	38	3,066
2013	2,831	—	2,831
Thereafter	9,299	—	9,299

	$44,387	$10,924	$33,463

Notes payable and capital leases. Long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007

Note payable due Feb. 2011 in monthly installments of $40 thousand which include interest at 7.61%	$5,141	$5,214

Note payable due Aug. 2011 in monthly installments of $7 thousand which include interest at 12.0%	194	253

Note payable due Dec. 2008 in monthly installments of $3 thousand which include interest at 6.0%	—	33

Capital lease obligations with maturity dates ranging from Apr. 2009 through Dec. 2010 with interest rates of 1.45% - 7.9%	4,778	7,030

	$10,113	$12,530
Less: Current maturities included in current liabilities	(3,917)	(3,725)

	$6,196	$8,805

Long-term borrowings include fixed rate debt. The fair values of long-term borrowings having fixed rates are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. The note payable on our Norcross facility is collateralized by the building and a deposit of $1.5 million in non-current assets.
Please refer to Note 8 to our consolidated financial statements for further information on our capital leases. As of December 31, 2008, the capital leases were collateralized by a deposit of $740 thousand, which was included in other current assets.
Future minimum annual notes payable payments and capital lease payments as of December 31, 2008 are as follows (in thousands):

	Notes Payable	Capital Leases	Total

2009	$560	$3,912	$4,472
2010	560	1,040	1,600
2011 (1)	5,094	—	5,094

	$6,214	$4,952	$11,166
Less amount representing interest	(879)	(174)	(1,053)

	$5,335	$4,778	$10,113

(1)	We do not have any long-term debt obligations that are due beyond 2011.

Contractual commitments. In the normal course of business, we enter into contracts with vendors. We do not believe that we will fail to meet our contractual commitments to an extent that will result in a material adverse effect on our financial position or results of operations. At December 31, 2008, our payment obligations under these contracts were $1.8 million for 2009, $800 thousand for 2010 and $100 thousand for 2011.
Guarantees. We typically grant our customers a warranty, usually 90 days from delivery date, which guarantees that our products will substantially conform to our current specifications. We also indemnify our customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. We account for these clauses under FASB Staff Position FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” Accordingly, there are no liabilities recorded for these guarantees as of December 31, 2008.
Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of our subsidiaries is a party or of which our or any of our subsidiaries’ property is subject.
14. Income Taxes
Income (loss) from continuing operations before income tax expense consisted of the following (in thousands):

	2008	2007	2006

U.S. operations	$7,223	$10,834	$(5,417)
Foreign operations	16,881	10,125	(5,544)

	$24,104	$20,959	$(10,961)

Income tax expense from continuing operations is summarized as follows (in thousands):

	2008	2007	2006
Current:
Federal	$27	$408	$158
Foreign	3,412	513	386
State	710	543	734

Total current	$4,149	$1,464	$1,278

Deferred:
Federal	$—	$—	$—
Foreign	(1,895)	—	—
State	—	—	—

Total deferred	$(1,895)	$—	$—

Total income tax expense	$2,254	$1,464	$1,278

A reconciliation of the income tax expense to the amount computed by applying the statutory federal income tax rate to the income (loss) from continuing operations before income tax benefit is as follows (in thousands):

	2008	2007	2006

Income tax expense (benefit) at federal statutory rate of 35%	$8,436	$7,335	$(3,836)
State income tax expense, net of federal benefit	457	353	477
Tax assessments and FIN 48 release	317	—	—
Deferred tax valuation allowance release	(2,048)	—	—
(Decrease) increase in valuation allowance related to current year operations	(3,150)	(6,664)	3,932
Foreign operations tax rate differences	(2,447)	(1,911)	4
Other foreign taxes	—	289	315
Other permanent items	689	2,062	386

Income tax expense	$2,254	$1,464	$1,278

The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Deferred income tax assets:
Net operating loss carryforwards	$100,205	$104,618
Equity in net loss of affiliate	18,438	18,438
Accrued expenses	9,189	5,878
Deferred revenue	8,123	8,087
Tax credit carryforwards	3,027	2,310
Restructuring	2,175	3,379
Property and equipment depreciation	3,283	4,590
Other	393	351

Total gross deferred income tax assets	144,833	147,651
Valuation allowance for deferred income tax assets	(140,110)	(145,346)

Total deferred income tax assets	4,723	2,305

Deferred income tax liabilities:
Identifiable intangibles	1,210	2,305

Net deferred income taxes	$3,513	$—

Included in:
Other current assets	$237	$208
Other noncurrent assets	3,708	—
Other liabilities	(222)	(208)
Other noncurrent liabilities	(210)	—

Net deferred income taxes	$3,513	$—

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
Periodically management reviews the deferred tax assets and evaluates the need for a valuation allowance. Based upon our results of operations in recent years and expected profitability in future years in certain foreign jurisdictions, we have concluded that it is more likely than not certain foreign deferred tax assets will be realized. Reversal of the allowance resulted in non-cash income tax benefit in the fourth quarter of 2008 totaling $ 2.0 million. As of December 31, 2008, the remaining valuation allowance primarily relates to deferred tax assets in the United States and United Kingdom. Given the current economic environment in the financial services industry, management believes it is more likely than not a valuation allowance is required on these deferred tax assets. Management will continue to periodically assess the realization of our deferred tax assets and related valuation allowance. As such, we may release a portion of the valuation allowance as early as the second half of 2009 if we meet our growth targets in these jurisdictions.
At December 31, 2008, we had domestic net operating loss carryforwards of approximately $219.6 million, foreign net operating loss carryforwards of approximately $70.0 million and tax credit carryforwards of approximately $6.8 million. The domestic net operating loss carryforwards expire at various dates through 2024 unless utilized. The foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2021. Our domestic net operating loss carryforwards at December 31, 2008 include $200.4 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital as realized.

In 2004, we acquired X-Net Associates, Inc. (“X-Net”) and Mosaic Software Holdings Limited (“Mosaic”) which resulted in establishing non-goodwill intangible assets of $800 thousand and $11.0 million, respectively. These identifiable intangibles created deferred tax liabilities of $300 thousand and $3.3 million for X-Net and Mosaic, respectively. We acquired net operating loss carryforwards of approximately $3.8 million in the X-Net transaction. As the benefit from the Mosaic net operating loss carryforwards was realized, we reduced goodwill recorded in connection with the Mosaic transaction and increased deferred tax expense. During 2007, we reduced goodwill by $100 thousand in connection with the realization of these tax benefits.
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
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no cumulative effect adjustment. At the adoption date of January 1, 2007, we had $13.2 million of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. At December 31, 2007, we had $11.4 million of unrecognized tax benefits of which $2.1 million was reflected as a non-current liability. Due to the release of the valuation allowance associated with a portion of these unrecognized tax benefits, a $1.8 million non-current deferred tax asset was also reflected on the balance sheet as of December 31, 2007. As of December 31, 2008, a noncurrent liability of $300 thousand was recorded related to the unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2008	2007

Beginning Balance	$11,385	$13,209
Reductions for tax positions of prior years	(3,290)	(1,725)
Settlements	—	(99)

Ending Balance	$8,095	$11,385

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, accrued interest and penalties related to uncertain tax positions were immaterial.
We do not expect any significant increases or decreases in the unrecognized tax benefit within twelve months of the reporting date. During 2008, unrecognized tax benefits decreased by $3.3 million, of which $2.1 million is related to the expiration of the statue of limitations for 2004, primarily related to fixed assets and intercompany debts. We also reduced unrecognized tax benefits by $1.2 million due to a change of judgment concerning intercompany debts where it has been determined these balances are more likely than not equity under the applicable tax authority. During 2007, unrecognized tax benefits decreased by approximately $1.7 million due to the expiration of federal and state statue of limitations and $100 thousand due to settlements with the taxing authorities. Within twelve months of the reporting date, we do not expect any material changes to unrecognized tax benefits.
The tax years 2005, 2006, 2007 and 2008 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1998, 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years.
15. Stock Option Plans
We maintain certain stock compensation plans providing for the grant or exercise of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. In May 2008, our stockholders approved the 2003 Stock Incentive Plan, Amended and Restated effective February, 26, 2008 (the “Plan”) which, among other things, increased the number of shares available for grant under the Plan by 4,069,591 shares. As of December 31, 2008, we had 3,061,250 shares available for future grants under the Plan and this is the only plan open to new grants. As of December 31, 2008, our current stock option plan and prior plans closed to grants provided for the issuance of 10,054,214 shares of common stock if all outstanding options were exercised, restricted stock vested and available grants were issued and exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans.

The following table shows the stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	For the year ended December 31,
	2008	2007	2006
Operating expenses:
Professional services, support and maintenance	$344	$514	$481
Data center	100	70	76
Selling and marketing	2,949	3,984	1,575
Product development	1,034	1,669	978
General and administrative	3,665	2,285	1,874
Merger related and restructuring costs	—	—	525
Discontinued operations	—	—	154

Total stock-based compensation expense	$8,092	$8,522	$5,663

Stock Options. The per share weighted-average fair value was $2.58, $2.55 and $2.75 for stock options granted during 2008, 2007 and 2006, respectively. The fair value for stock option grants was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	As of December 31,
	2008	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.4%	45.0%	51.9%
Risk-free interest rate	3.1%	4.8%	4.7%
Expected life	4.4 years	4.0 years	4.0 years
The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock prices of $7.89 as of December 31, 2008. The aggregate intrinsic value of the stock options exercised was $1.1 million, $4.3 million and $1.5 million for 2008, 2007 and 2006, respectively. A summary of our stock options awards and changes during the twelve months ended December 31, 2008 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Life (Yrs)	($000)

Outstanding at December 31, 2007	6,135	$7.58
Granted	1,487	6.42
Exercised	(335)	4.33		$1,077
Forfeited	(495)	9.51

Outstanding at December 31, 2008	6,792	$7.34	6.6	$12,802

Exercisable at December 31, 2008	4,444	$8.04	5.4	$8,394

A summary of the status of our non-vested options December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Non-Vested	Weighted-
	Number of	Average
	Shares	Grant-Date
	(000)	Fair Value

Non-vested balance at December 31, 2007	2,658	$2.51
Granted	1,487	2.58
Vested	(1,557)	2.57
Forfeited	(240)	2.34

Non-vested balance at December 31, 2008	2,348	$2.53

The following table summarizes information about stock options outstanding by price range at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000)	Life (Yrs)	Price	(000)	Price

$1.21 – 4.00	196	4.5	$3.59	190	$3.58
4.01 – 5.00	2,174	7.3	4.54	1,864	4.60
5.01 – 6.00	878	7.1	5.29	395	5.23
6.01 – 7.00	1,519	8.8	6.43	221	6.58
7.01 – 8.50	1,027	5.8	7.92	775	7.98
8.51 – 11.00	403	3.1	9.31	403	9.31
11.01 – 15.00	84	1.5	12.52	85	12.52
15.01 – 20.00	379	2.2	16.47	379	16.47
20.01 – 97.44	132	1.0	43.31	132	43.31

1.21 – 97.44	6,792	6.6	$7.34	4,444	$8.04

As of December 31, 2008, we had $4.8 million of total unrecognized compensation expense related to non-vested stock options expected to be recognized over a weighted average period of 1.4 years using the mid-point method. The stock-based compensation expense for stock options was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the twelve months ended December 31, 2008, 2007 and 2006 was $4.0 million, $3.9 million and $7.0 million, respectively.

Restricted Stock Activity. The aggregate intrinsic value for the RSUs outstanding in the table represents the total pretax value, based on our closing stock price of $7.89 as of December 31, 2008. The weighted average grant date fair value of the RSUs granted was $6.43, $8.32 and $4.87 during the twelve months ended December 31, 2008, 2007 and 2006, respectively. A summary of our RSUs awards and changes during the twelve months ended December 31, 2008 is presented below:

		Weighted-
		Average	Aggregate
		Remaining	Intrinsic
	Shares	Contractual	Value
	(000)	Life (Yrs)	($000)

Unvested at December 31, 2007	138
Granted	202
Vested	(128)		$801
Forfeited	(11)

Unvested at December 31, 2008	201	2.0	$1,584

Expected to Vest	201	2.0	$1,584

As of December 31, 2008, we had $1.0 million in unrecognized compensation cost related to non-vested RSUs expected to be recognized over a weighted average period of 1.1 years using the mid-point method. The stock-based compensation expense for RSUs was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the twelve months ended December 31, 2008 and 2007 was $800 thousand and $500 thousand, respectively.
Stock Appreciation Rights Activity. The fair value for SARs were determined using the Black-Scholes option-pricing model with the following assumptions and closing stock price of $7.89, $7.30 and $5.51 for December 31, 2008, 2007 and 2006, respectively:

	As of December 31,
	2008	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	51.5%	44.8%	59.1%
Risk-free interest rate	0.9%	3.3%	4.6%
Expected life	2.6 years	3.6 years	4.6 years
The aggregate intrinsic value for the SARs outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $7.89 as of December 31, 2008. A summary of our SARs awards and changes during the twelve months ended December 31, 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Life (Yrs)	($000)

Outstanding at December 31, 2007	1,650	$4.87
Granted	—	—
Exercised	(53)	4.86		$168
Forfeited	—	—

Outstanding at December 31, 2008	1,597	$4.87	7.9	$4,823

Exercisable at December 31, 2008	1,597	$4.87	7.9	$4,823

A summary of the status of our non-vested SARs December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Non-Vested
	Number of	Weighted-
	Shares	Average
	(000)	Fair Value

Non-vested balance at December 31, 2007	985	$3.72
Granted	—	—
Vested	(985)	2.42
Forfeited	—	—

Non-vested balance at December 31, 2008	—	$—

As of December 31, 2008, all SARs have vested with an outstanding liability of $6.3 million based on our closing stock price of $7.89 as of such date and there is no unrecognized expense related to vesting of awards. However, the outstanding SARs are cash-settled awards and thus, we will record changes in fair value until they are settled. The total fair value of shares vested during the twelve months ended December 31, 2008 and 2007 was $2.4 million and $4.6 million, respectively. We have reclassified our payments on stock appreciation rights of $1.1 million in 2007 from financing activities to operating activities to more appropriately reflect the nature of these payments.
16. Convertible Preferred Stock
We have authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,150 have been designated as series E convertible preferred stock. At December 31, 2008, there were 749,064 shares of series B convertible preferred stock outstanding. As of December 31, 2008, the series A, series C, series D and series E shares have been converted to common stock or cancelled.
Series B preferred stock is non-cumulative and the terms of all series of preferred stock provide the holders with identical rights to common stockholders with respect to dividends and distributions in the event of liquidation, dissolution, or winding up of S1. Except as described below, series B are nonvoting shares. Series B holders are entitled to vote as a single class on the following matters: any amendment to any charter provision that would change the specific terms of that series which would adversely affect the rights of the holders of that series, and the merger or consolidation of S1 with another corporation or the sale, lease, or conveyance (other than by mortgage or pledge) of the properties or business of S1 in exchange for securities of another corporation if series B is to be exchanged for securities of such other corporation and if the terms of such securities are less favorable in any respect.
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
17. Equity Transactions
On September 29, 2006, we retired 4,053,886 shares of our common stock held in treasury that we purchased prior to 2006. The retirement of the treasury shares reduced our common stock and additional paid in capital for a total of $25.0 million. In November 2006, our Board of Directors approved a tender offer to purchase our common stock. This tender offer authorized the purchase of up to $55.0 million of our common stock subject to pre-defined purchase guidelines. In the quarter ended December 31, 2006, we repurchased and retired 10,476,190 shares. The total cost to repurchase the stock, including related transaction costs, was $55.8 million.

In March 2007, our Board of Directors approved a tender offer to purchase up to $55.0 million of our common stock. The tender offer was completed in April 2007. We repurchased and retired a total of 16,155 shares for a cost of $600 thousand.
In May 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $30.0 million of our common stock from time to time in open market and privately negotiated transactions as market and business conditions warrant. In August 2007, our Board of Directors authorized the repurchase of an additional $20.0 million of our common stock under our stock repurchase program. In December 2007, our Board of Directors authorized the repurchase of an additional $10.0 million of our common stock under our stock repurchase program. During 2007, we repurchased and retired 6,611,952 shares for a total cost of $50.4 million which includes transaction related fees.
In September 2008, our Board of Directors authorized an increase to our previously approved stock repurchase program that provided total authorization to purchase up to 4,000,000 shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million. During 2008, we repurchased and retired 4,391,737 shares for a total cost of $25.1 million which includes transaction fees. As of December 31, 2008, approximately $9.6 million remained available to be repurchased under the program. Shares acquired pursuant to the stock repurchase program are canceled, thereby reducing the total number of shares of common stock outstanding.
18. Segment Reporting, Geographic Disclosures and Major Customers
S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self service banking solutions such as Internet personal, small business and corporate banking and trade finance, and mobile banking, and (ii) full service banking solutions such as teller, branch, sales and service and call center. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm. The Postilion segment represents payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America.
We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the years ended December 31, 2008, 2007 and 2006. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income for our reportable segments (in thousands):

	Year Ended December 31, 2008
	Enterprise	Postilion	Total
Revenue:
Software license	$8,685	$29,174	37,859
Support and maintenance	16,897	32,266	49,163
Professional services	71,522	20,723	92,245
Data center	28,253	19,583	47,836
Other revenue	992	340	1,332

Total revenue	$126,349	$102,086	$228,435

Operating expenses:
Direct costs	61,835	42,654	104,489
Selling and marketing	15,852	20,580	36,432
Product development	18,229	11,042	29,271
General and administrative	13,990	11,836	25,826
Depreciation	4,614	3,322	7,936
Amortization of other intangible assets	—	1,130	1,130

Total operating expenses	114,520	90,564	205,084

Operating income	$11,829	$11,522	$23,351

	Year Ended December 31, 2007
	Enterprise	Postilion	Total
Revenue:
Software license	$6,405	$24,304	30,709
Support and maintenance	16,071	29,520	45,591
Professional services	63,740	16,014	79,754
Data center	25,478	22,318	47,796
Other revenue	557	518	1,075

Total revenue	$112,251	$92,674	$204,925

Operating expenses:
Direct costs	57,610	39,357	96,967
Selling and marketing	13,122	18,182	31,304
Product development	11,649	12,089	23,738
General and administrative	14,524	11,735	26,259
Depreciation	4,503	2,520	7,023
Amortization of other intangible assets	45	1,130	1,175

Total operating expenses	101,453	85,013	186,466

Operating income	$10,798	$7,661	$18,459

	Year Ended December 31, 2006
	Enterprise	Postilion	Total
Revenue:
Software license	$9,408	$20,380	29,788
Support and maintenance	14,333	29,761	44,094
Professional services	54,865	15,432	70,297
Data center	21,131	25,725	46,856
Other revenue	517	758	1,275

Total revenue	$100,254	$92,056	$192,310

Operating expenses:
Direct costs	56,278	36,998	93,276
Selling and marketing	12,626	15,032	27,658
Product development	23,968	14,969	38,937
General and administrative	13,901	12,793	26,694
Merger related and restructuring costs	9,018	3,467	12,485
Depreciation	5,107	2,733	7,840
Amortization of other intangible assets	180	1,130	1,310

Total operating expenses	121,078	87,122	208,200

Operating (loss) income	$(20,824)	$4,934	$(15,890)

Geography. Geographic external revenue and long-lived assets are attributed to the geographic regions based on their location which includes intercompany cross charges for work performed across regions. Our geographic regions are the Americas and our international locations in Europe, Middle East and India (“EMEI”), Asia and Pacific (“APAC”) and Africa. Our long-lived assets in the international regions primarily are property and equipment. The following table shows revenue and long-lived assets by geographic region (in thousands):

	Revenue			Property and Equipment
	2008	2007	2006	2008	2007

Americas	$164,642	$154,233	$157,056	$21,669	$19,599
International
EMEI	40,503	36,255	24,218	893	853
Africa	9,215	7,357	6,897	374	381
APAC	14,075	7,080	4,139	79	73

Total	$228,435	$204,925	$192,310	$23,015	$20,906

Major customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Enterprise segment. We derived 18%, 21% and 25% of our total revenue from State Farm for the years ended December 31, 2008, 2007 and 2006, respectively. Our Enterprise segment derived 33%, 39% and 48% of the segment’s revenue from State Farm for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011.
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
Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options, restricted stock, or other rights to issue common stock were exercised and resulted in additional shares of common stock outstanding that would share in our earnings. We excluded 749,064 shares of series B preferred stock that converts into 1,070,090 shares of common stock from diluted earnings per share under the if-converted method because the effect is anti-dilutive for all years presented. Stock option equivalents of 342,712 shares for 2006 were excluded from dilutive earnings per share because the effect is anti-dilutive.

	2008	2007	2006
	(in thousands, except per share data)
Basic earnings per share:
Income (loss) from continuing operations	$21,850	$19,495	$(12,239)
Amount allocated to participating preferred stockholders	(412)	(343)	—

Income (loss) from continuing operations available to common stockholders — basic	$21,438	$19,152	$(12,239)

Weighted average common shares outstanding	55,734	59,746	70,780
Basic income (loss) from continuing operations	$0.38	$0.32	$(0.17)

Diluted earnings per share:
Income (loss) from continuing operations	$21,850	$19,495	$(12,239)
Amount allocated to participating preferred stockholders	(412)	(343)	—

Income (loss) from continuing operations available to common stockholders — diluted	$21,438	$19,152	$(12,239)

Weighted average common shares outstanding	55,734	59,746	70,780
Weighted average effect of common stock equivalent stock options and restricted stock	807	934	—

Weighted average diluted shares outstanding	56,541	60,680	70,780
Diluted income (loss) from continuing operations	$0.38	$0.32	$(0.17)

20. Quarterly Financial Information (Unaudited)
The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2008 and 2007. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(in thousands, except per share data)

Software license	$11,336	$9,129	$8,055	$9,339	$8,901	$8,291	$7,755	$5,762
Support and maintenance	12,631	12,244	12,584	11,704	12,194	11,695	11,227	10,475
Professional services	22,613	24,905	23,657	21,070	19,215	19,426	21,681	19,432
Data center	11,568	12,080	11,921	12,267	12,719	11,647	11,730	11,700
Other revenue	477	291	271	293	418	255	205	197

Total Revenue	58,625	58,649	56,488	54,673	53,447	51,314	52,598	47,566

Direct costs (1) (2)	26,766	27,103	25,579	25,041	25,609	24,341	24,182	22,835
Operating expenses excluding direct costs (1) (3)	27,639	24,369	24,956	23,631	21,267	22,567	23,403	22,262

Operating income	4,220	7,177	5,953	6,001	6,571	4,406	5,013	2,469
Net income	$5,333	$6,191	$5,136	$5,190	$6,431	$5,148	$4,949	$2,967

Earnings per share:
Net income per common share — basic	$0.10	$0.11	$0.09	$0.09	$0.11	$0.09	$0.08	$0.05
Net income per common share — diluted	$0.10	$0.11	$0.09	$0.09	$0.11	$0.08	$0.08	$0.05

(1) Includes stock based compensation expense	$3,487	$412	$2,305	$1,888	$620	$2,889	$3,108	$1,905

(2)	Includes Cost of software licenses, Cost of professional services, support and maintenance, Cost of data center and Cost of other revenue.

(3)	Includes Selling and marketing, Product development, General and administrative, Merger related and restructuring costs, Depreciation and Amortization of other intangible assets.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Balance	Additions
	at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period
	(in thousands)

Year ended December 31, 2008:
Allowance for doubtful accounts	$3,858	159	—	(2,629)	$1,388
Valuation allowance for deferred taxes	$145,346	(5,198)	(38)	—	$140,110

Year ended December 31, 2007:
Allowance for doubtful accounts	$4,249	1,894	—	(2,285)	$3,858
Valuation allowance for deferred taxes	$165,576	(6,664)	(13,566)	—	$145,346

Year ended December 31, 2006:
Allowance for doubtful accounts	$5,810	1,301	—	(2,862)	$4,249
Valuation allowance for deferred taxes	$199,173	3,932	(37,529)	—	$165,576

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (or persons performing similar functions), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the chief executive officer and the chief financial officer (or persons performing similar functions) concluded that our disclosure controls and procedures were effective as of December 31, 2008.
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) or 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting is stated in their report which appears herein.
Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and such information included in our definitive proxy statement is incorporated in this report by reference.
Item 11. Executive Compensation.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and such information included in our definitive proxy statement is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and such information included in our definitive proxy statement is incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions and Directors Independence.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and such information included in our definitive proxy statement is incorporated in this report by reference.
Item 14. Principal Accounting Fees and Services.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and such information included in our definitive proxy statement is incorporated in this report by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) The consolidated financial statements filed as a part of this report and incorporated in this report by reference are listed and indexed under Item 8 Financial Statements and Supplementary Data.
(2) The financial statement schedules filed as part of this report and incorporated in this report by reference are listed and indexed under Item 8 Financial Statements and Supplementary Data.
(3) The exhibits listed below are filed as part of this report and incorporated in this report by reference:

Exhibit
No	Exhibit Description

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

Exhibit
No	Exhibit Description

10.5
Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.6
Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.7
Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8
S1 Corporation 2003 Stock Option Plan, As Amended and Restated Effective February 26, 2008 (filed as Attachment B to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 13, 2008 and incorporated herein by reference).*

10.9
Settlement Agreement By and between S1 Corporation, and “Ramius Group”, dated as of May 3, 2006 (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 9, 2006 and incorporated herein by reference).

10.10	S1 Corporation 2008 Management Incentive Plan (filed as Exhibit 10.22 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).*

10.11	S1 Corporation 2009 Management Incentive Plan (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K with SEC on January 29, 2009 and incorporated herein by reference).*

10.12
Form of Indemnification Agreement, executed by Johann Dreyer, Thomas P. Johnson, Jr., Ram Gupta, M. Douglas Ivester, Gregory J. Owens and John W. Spiegel on November 13, 2006, and Gregory D. Orenstein and John A. Stone on June 14, 2007 (filed as Exhibit 10 to S1’s Current Report on Form 8-K filed with the SEC on November 14, 2006 and incorporated herein by reference).

10.13
Master Software Development and Consulting Services Agreement between S1 Corporation and State Farm, dated as of March 31, 2000 (filed as Exhibit 10.18 to S1’s Amended Annual Report on Form 10-K/A filed with the SEC on July 26, 2006 and incorporated herein by reference).

10.14	Description of Arrangement for Directors Fees

10.15	Agreement with Paul Parrish (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on December 17, 2008 and incorporated herein by reference).*

10.16	Agreement with Johann Dreyer dated December 24, 2008 (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference).*

10.17	Agreement with Jan Kruger dated December 24, 2008 (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference).*

10.18	Agreement with Meigan Putnam dated December 24, 2008 (filed as Exhibit 10.3 to S1’s Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference).*

10.19	Agreement with Neil Underwood dated December 24, 2008 (filed as Exhibit 10.4 to S1’s Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference).*

10.18
Separation and Consulting Agreement with John A. Stone dated August 5, 2008 (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference).*

Exhibit
No	Exhibit Description

21.1	Subsidiaries of S1.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 5, 2009.

S1 CORPORATION
By:	/s/ STEPHEN M. DEXTER
Stephen M. Dexter
Vice President and Corporate Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ JOHN W. SPIEGEL John W. Spiegel	Chairman of the Board	March 5, 2009

/s/ JOHANN DREYER Johann Dreyer	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2009

/s/ PAUL M. PARRISH Paul M. Parrish	Chief Financial Officer (Principal Financial Officer)	March 5, 2009

/s/ STEPHEN M. DEXTER Stephen M. Dexter	Vice President and Corporate Controller (Principal Accounting Officer)	March 5, 2009

/s/ M. DOUGLAS IVESTER M. Douglas Ivester	Director	March 5, 2009

/s/ THOMAS P. JOHNSON, JR. Thomas P. Johnson, Jr.	Director	March 5, 2009

/s/ GREGORY J. OWENS Gregory J. Owens	Director	March 5, 2009

/s/ EDWARD TERINO Edward Terino	Director	March 5, 2009

EXHIBIT INDEX

Exhibit
No	Exhibit Description

10.14	Description of Arrangement for Directors Fees

21.1	Subsidiaries of S1.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes -Oxley Act of 2002