Form 10-Q
period 2009-03-31
S1 CORP /DE/
filed 2009-05-01
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding as of April 21, 2009: 52,841,532

S1 CORPORATION
QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,388	$63,840
Accounts receivable, net	51,535	42,561
Prepaid expenses	5,248	5,123
Other current assets	2,548	3,575

Total current assets	125,719	115,099
Property and equipment, net	23,706	23,015
Intangible assets, net	6,845	7,585
Goodwill, net	124,362	124,362
Other assets	8,171	8,625

Total assets	$288,803	$278,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,823	$1,366
Accrued compensation and benefits	10,476	16,147
Accrued restructuring	1,942	2,323
Accrued other expenses	11,079	10,271
Deferred revenues	33,781	25,271
Current portion of debt obligation	2,319	3,917

Total current liabilities	61,420	59,295
Debt obligation, excluding current portion	5,864	6,196
Accrued restructuring, excluding current portion	2,923	3,443
Other liabilities	975	1,012

Total liabilities	71,182	69,946

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	528	528
Additional paid in capital	1,792,885	1,791,924
Accumulated deficit	(1,579,013)	(1,587,957)
Accumulated other comprehensive loss	(6,779)	(5,755)

Total stockholders’ equity	217,621	208,740

Total liabilities and stockholders’ equity	$288,803	$278,686

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	52,841,532	52,799,310
See accompanying notes to the unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Software licenses	$11,618	$9,535
Support and maintenance	12,485	11,703
Professional services	23,075	21,122
Data center	11,110	12,313

Total revenue	58,288	54,673

Operating expenses:
Cost of software licenses (1)	840	992
Cost of professional services, support and maintenance (1)	18,351	17,492
Cost of data center (1)	6,881	6,557
Selling and marketing	6,822	8,216
Product development	8,172	6,755
General and administrative	4,516	6,435
Depreciation and amortization of intangible assets	2,573	2,225

Total operating expenses (2)	48,155	48,672

Operating income	10,133	6,001
Interest and other income, net	10	294

Income before income tax expense	10,143	6,295
Income tax expense	1,199	1,105

Net income	$8,944	$5,190

Earnings per share:
Basic	$0.16	$0.09

Diluted	$0.16	$0.09

Weighted average common shares outstanding — basic	52,833,689	56,551,448
Weighted average common shares outstanding — fully diluted	53,433,880	57,074,788

(1)	Excludes charges for depreciation. Cost of software licenses includes amortization of acquired technology.

(2)	Includes stock-based compensation (benefit) expense of ($2.5 million) and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. For further discussion, please refer to Note 9 of the unaudited condensed consolidated financial statements.
See accompanying notes to the unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$8,944	$5,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,031	2,970
Provision for doubtful accounts receivable and billing adjustments	(399)	343
Stock-based compensation (benefit) expense	(2,531)	1,888
Changes in assets and liabilities:
Increase in accounts receivable	(8,791)	(5,265)
Decrease in prepaid expenses and other assets	282	240
Increase in accounts payable	415	1,026
Decrease in accrued expenses and other liabilities	(2,135)	(1,493)
Increase (decrease) in deferred revenues	8,473	(140)

Net cash provided by operating activities	7,289	4,759

Cash flows from investing activities:
Maturities of short-term investment securities	686	5,855
Purchases of short-term investment securities	—	(181)
Amounts released from escrow related to sale of business	—	3,712
Purchases of property, equipment and technology	(3,022)	(2,211)

Net cash (used in) provided by investing activities	(2,336)	7,175

Cash flows from financing activities:
Proceeds from exercise of employee stock options	154	775
Payments on capital leases and debt obligations	(1,930)	(933)
Repurchase of common stock	—	(1,739)

Net cash used in financing activities	(1,776)	(1,897)

Effect of exchange rate changes on cash and cash equivalents	(629)	75

Net increase in cash and cash equivalents	2,548	10,112
Cash and cash equivalents at beginning of period	63,840	45,011

Cash and cash equivalents at end of period	$66,388	$55,123

See accompanying notes to the unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self service banking solutions such as Internet personal, small business and corporate banking and trade finance, and mobile banking, and (ii) full service banking solutions such as teller, branch, sales and service and call center. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”). The Postilion segment provides payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial position as of March 31, 2009, our results of operations for the three months ended March 31, 2009, and our cash flows for the three months ended March 31, 2009. The data in the condensed consolidated balance sheet as of December 31, 2008 was derived from our audited consolidated balance sheet as of December 31, 2008, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.
Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation as we condensed lines in our financial statements that were not material to our results of operations or financial position. We condensed our Other revenue and Cost of other revenue lines into the applicable revenue and direct cost lines in our results of operations which did not change our Total revenue or Net income. We also condensed our short-term investment balance into Other current assets.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. This standard replaces the existing guidance in SFAS No. 141 and is effective for business combinations completed in the first annual reporting period beginning after December 15, 2008. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS No. 141R retains the existing fundamental concepts of accounting for the income tax consequences of business combinations. However, SFAS No. 141R changed some aspects of the accounting for income taxes in a business combination. Previously, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination would have been recognized as part of the business combination (a reduction of goodwill with a corresponding increase in tax expense). Under SFAS No. 141R, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as a reduction of the acquirer’s income tax provision in the period of the business combination. As a result of adopting this statement as of January 1, 2009, we may have a material impact in future financial statements as the benefit of the release of the valuation allowance related to deferred tax assets, which were fully reserved at the time of acquisition, would be recorded to the statement of operations instead of a credit to goodwill. Also, SFAS No. 141R could have a material impact on any business combinations entered into in 2009 or future periods.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of FSP SFAS No. 157-2 on January 1, 2009 has not had a material impact on our consolidated results of operations and financial position.
In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The adoption of FSP No. EITF 03-6-1 on January 1, 2009 did not materially affect our earnings per share and was applied retrospectively to all periods presented. Please refer to Note 11 of our unaudited condensed consolidated financial statements for further discussion and effects of adoption.
In April 2009, FASB issued FSP No. 141(R)-1, which amends and clarifies SFAS No. 141R, “Business Combinations” to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008. We adopted FSP No. 141(R)-1 on January 1, 2009 and the FSP could have a material impact on any business combinations entered into in 2009 or future periods.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 which amended both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. In addition, the FASB issued FSP No. FAS 157-4 which amended SFAS No. 157 to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No. FAS 157-4 also provided guidance for determining whether a transaction is an orderly one. The FASB also issued FSP No. FAS 115-2 and FAS 124-2 which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. The requirements of these FSPs are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt all the FSPs. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. We plan to adopt these FSPs in the quarter ending June 30, 2009 and do not expect the FSPs will have a material impact on our consolidated results of operations and financial position.

3. FAIR VALUE MEASUREMENTS
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$66,388	$66,388	$63,840	$63,840
Short-term investments included in other current assets:
Mutual fund trust	822	822	1,493	1,493
Derivative assets	—	—	69	69
Long-term investments included in non-current other assets:
Mutual fund trust	902	902	902	902
Fixed term deposits	284	284	289	289
Long-term borrowings	5,864	5,772	6,196	6,103
The carrying value approximates fair value of cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed term deposits approximate their carrying value as the principal is fixed. Our long-term debt has fixed interest rates and the fair value is based on current rates at which we could borrow funds with similar remaining maturities.
We had derivative assets that were foreign currency options designated as cash flow hedges for a certain customer in which our costs were denominated in United States Dollars while the customer paid us in British Pounds Sterling. The option had an expiration date of March 31, 2009. We categorized the derivative assets as Level 2 and determined the value of option contracts utilizing a standard option pricing model based on inputs that are quoted by counterparties to this contract that estimates the present value of expected future cash flows. We did not have any unexpired financial instruments as of March 31, 2009.
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

The following table summarizes the assets carried at fair value measured on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2009:
Mutual fund trust (1)	$1,724	$—	$—	$1,724

Total	$1,724	$—	$—	$1,724

December 31, 2008:
Mutual fund trust (1)	$2,395	$—	$—	$2,395
Derivative assets	69	—	69	—

Total	$2,464	$—	$69	$2,395

(1)	Represents the combined short-term and long-term portion of the mutual fund trust.
The following table summarizes the change in balance for our Level 3 investment, the mutual fund trust, for the three months ended March 31, 2009 (in thousands):
Fair Value Measurements at Reporting Date
Using Signifcant Unobservable Inputs (Level 3)

Balance at December 31, 2008	$2,395
Unrealized gain in other comprehensive loss	15
Settlements	(686)

Ending balance at March 31, 2009	$1,724

4. ACCOUNTS RECEIVABLE
Accounts receivable included unbilled receivables of approximately $18.9 million and $13.2 million at March 31, 2009 and December 31, 2008, respectively. Unbilled receivables generally represent revenue recognized on contracts for which billings have not been presented to the customers in accordance with the terms of the contracts at the respective balance sheet date. We expect to bill and collect these amounts within one year of the balance sheet date.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2009 and December 31, 2008 was $124.4 million which included $48.7 million related to the Enterprise segment and $75.7 million related to the Postilion segment.
As of March 31, 2009, our intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Acquired technology	$21,938	$(19,473)	$2,465
Customer relationships	12,000	(7,620)	4,380

Total	$33,938	$(27,093)	$6,845

Amortization of customer relationships included in depreciation and amortization of other intangible assets was $280 thousand for both the three months ended March 31, 2009 and 2008. Amortization of acquired technology included in Cost of software licenses was $460 thousand and $750 thousand for the three months ended March 31, 2009 and 2008, respectively. Based upon our current intangible assets, we estimate aggregate amortization expense for 2009 and the next four calendar years to be as follows (in thousands):

	2009	2010	2011	2012	2013

Enterprise	$245	$245	$245	$184	$—
Postilion	2,445	1,335	1,282	706	490

Total Company	$2,690	$1,580	$1,527	$890	$490

6. ACCRUED OTHER EXPENSES
Accrued other expenses consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Accrued service fees payable	$3,501	$3,148
Accrued third party products and royalties	1,075	1,530
Sales and income taxes payable	4,292	3,588
Other	2,211	2,005

Total	$11,079	$10,271

7. DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Software licenses	$5,489	$4,008
Professional services	9,540	7,056
Support and maintenance	18,752	14,207

Deferred revenue, current	33,781	25,271
Deferred revenue, non-current (1)	75	160

Total deferred revenue	$33,856	$25,431

(1)	Non-current deferred revenue is included in long-term Other liabilities.
Deferred revenue represents payments received from customers for Software licenses, Professional services and Support and maintenance in advance of performing services or delivery. Support and maintenance is normally billed quarterly or annually in advance of performing the service.
8. INCOME TAXES
APB Opinion 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions that our business operates in, it is difficult to produce accurate income forecasts by jurisdiction. Therefore, a reliable annual effective rate cannot be estimated for the full year. As such, we use a year-to-date effective tax rate that is updated each quarter. Our effective tax rate for the three months ended March 31, 2009 and 2008 were 12% and 18%, respectively.

9. STOCK OPTION PLANS
We maintain certain stock compensation plans providing for the grant of stock options, restricted stock units, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. As of March 31, 2009, we had 2,942,109 shares available for future grants under our 2003 Stock Incentive Plan (Amended and Restated effective February 26, 2008) (the “Plan”), and this is the only plan open to new grants. As of March 31, 2009, the Plan and prior plans closed to new grants collectively provided for the issuance of 9,909,121 shares of common stock if all outstanding options were exercised, restricted stock vested and all available grants were issued and exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans. During the three months ended March 31, 2009, we granted 143,266 shares of restricted stock at a weighted average grant price of $6.98. There were no stock options granted during the three months ended March 31, 2009.
We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. There was no capitalized stock-based compensation cost as of March 31, 2009. We did not recognize any tax benefits during the three months ended March 31, 2009 and 2008.
The fair values for SARs were determined using the Black-Scholes option-pricing model with the following assumptions and closing stock price of $5.15 and $7.11 for March 31, 2009 and 2008, respectively:

	As of March 31,
	2009	2008
Expected dividend yield	0.0%	0.0%
Expected volatility	55.9%	43.6%
Risk-free interest rate	0.9%	1.9%
Expected life	2.3 years	3.3 years
Our stock price was $5.15 as of March 31, 2009 compared to $7.89 as of December 31, 2008. This decrease in our stock price resulted in a reduction of our SARs liability by $3.3 million which is reflected in our stock-based compensation expense in the first quarter of 2009. The following table shows the stock-based compensation (benefit) expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Direct and operating expenses:
Cost of professional services, support and maintenance	$(152)	$46
Cost of data center	20	25
Selling and marketing	(1,220)	724
Product development	(130)	322
General and administrative	(1,049)	771

Total stock-based compensation (benefit) expense	$(2,531)	$1,888

Grant type:
Stock options	$594	$964
Restricted stock	213	174
Stock appreciation rights	(3,338)	750

Total stock-based compensation (benefit) expense	$(2,531)	$1,888

The following table shows the total unrecognized stock-based compensation expense as of March 31, 2009 related to non-vested awards and the weighted average period over which the expense is expected to be recognized using the mid-point method. The stock-based compensation expense for stock options and restricted stock awards was based on grant date fair value of the awards for the remaining unvested periods.

	Unrecognized	Weighted
	Expense	Average Period
	(in thousands)	(in years)

Stock Options	$4,161	1.3
Restricted Stock	1,781	1.5
As of March 31, 2009, all SARs have vested with an outstanding liability of $2.9 million based on our closing stock price of $5.15 as of such date and there is no unrecognized expense related to vesting of awards. However, the outstanding SARs are cash-settled awards and thus, we will record changes in fair value until they are settled. Our cash flows from operating activities include a settlement of $170 thousand for the exercise of SARs in the first quarter of 2008.
10. SEGMENT REPORTING AND MAJOR CUSTOMERS
S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self service banking solutions such as Internet personal, small business and corporate banking and trade finance, and mobile banking, and (ii) full service banking solutions such as teller, branch, sales and service, and call center. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm. The Postilion segment provides payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America.
We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the three months ended March 31, 2009 and 2008. We do not use any asset-based metrics to measure the operating performance of our segments.
The following tables show revenue and operating income for our reportable segments (in thousands):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenue:
Software licenses	$2,787	$8,831	11,618	$1,589	$7,946	$9,535
Support and maintenance	4,665	7,820	12,485	3,706	7,997	11,703
Professional services	18,574	4,501	23,075	17,090	4,032	21,122
Data center	7,240	3,870	11,110	7,103	5,210	12,313

Total revenue	$33,266	$25,022	$58,288	$29,488	$25,185	$54,673

Operating expenses:
Direct costs	15,917	10,155	26,072	14,911	10,130	25,041
Selling and marketing	2,386	4,436	6,822	3,838	4,378	8,216
Product development	5,055	3,117	8,172	4,098	2,657	6,755
General and administrative	2,323	2,193	4,516	3,600	2,835	6,435
Depreciation and amortization of intangible assets	1,308	1,265	2,573	1,155	1,070	2,225

Total operating expenses	26,989	21,166	48,155	27,602	21,070	48,672

Operating income	$6,277	$3,856	$10,133	$1,886	$4,115	$6,001

Geography. Geographic external revenue and long-lived assets are attributed to the geographic regions based on their location which includes intercompany cross charges for work performed across regions. Our geographic regions are the Americas and our international locations in Europe, Middle East and India (“EMEI”), Asia-Pacific (“APAC”) and Africa. Our long-lived assets in the international regions primarily are property and equipment. The following table shows revenue and long-lived assets by geographic region (in thousands):

	Revenue		Property and Equipment
	Three Months Ended March 31,		March 31,	December 31,
	2009	2008	2009	2008

Americas	$42,437	$39,868	$22,124	$21,669
International
EMEI	8,832	10,478	755	893
Africa	2,538	2,714	736	374
APAC	4,481	1,613	91	79

Total	$58,288	$54,673	$23,706	$23,015

Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Enterprise segment. We derived 17% and 19% of our total revenue from State Farm during the three months ended March 31, 2009 and 2008, respectively. Our Enterprise segment derived 29% and 36% of the segment’s revenue from State Farm during the three months ended March 31, 2009 and 2008, respectively.
11. NET INCOME PER COMMON SHARE
On January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. Our restricted stock qualifies as a participating security as defined by FSP No. EITF 03-6-1 as the holders have the non-forfeitable right to receive dividends declared or paid with respect to such restricted stock. We have applied FSP No. EITF 03-6-1 to our earnings per share calculations for all periods presented. Our reported earnings per share for the three months ended March 31, 2008 did not change for basic and diluted earnings per share as a result of the adoption of FSP No. EITF 03-6-1.
We calculate earnings per share by allocating income between common stock and participating securities during periods in which we record net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of applying the two-class method would be anti-dilutive for participating securities. Net income is allocated to our common stock and our participating securities of restricted stock and convertible preferred stock based on their respective rights to share in dividends. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other rights to issue common stock were exercised and resulted in additional shares of common stock outstanding that would share in our earnings.
We had a weighted average of 320,820 and 142,936 shares of restricted stock outstanding for the three months ended March 31, 2009 and 2008, respectively. We had a weighted average of 749,064 shares of series B preferred stock outstanding that converts into 1,070,090 shares of common stock for both the three months ended March 31, 2009 and 2008. These shares were excluded from our diluted weighted average common shares outstanding as the effect would be anti-dilutive for participating securities for the three months ended March 31, 2009 and 2008, respectively. We also excluded 4,121,757 and 5,488,649 stock options outstanding in the computation of diluted earnings per share because the average market price did not exceed the exercise price for these periods. However, these shares may be dilutive in the future.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Basic earnings per share:
Net income	$8,944	$5,190
Amount allocated to participating preferred stockholders	(176)	(96)
Amount allocated to participating restricted stockholders	(53)	(13)

Net income available to common stockholders	$8,715	$5,081

Basic weighted average common shares outstanding	52,834	56,551
Basic earnings per share	$0.16	$0.09

Diluted earnings per share:
Net income	$8,944	$5,190
Amount allocated to participating preferred stockholders	(175)	(95)
Amount allocated to participating restricted stockholders	(52)	(13)

Net income available to common stockholders	$8,717	$5,082

Basic weighted average common shares outstanding	52,834	56,551
Dilutive effect of employee stock options	600	524

Diluted weighted average common shares outstanding	53,434	57,075
Diluted earnings per share	$0.16	$0.09
12. COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net income	$8,944	$5,190
Other comprehensive loss:
Currency translation adjustment	(970)	(219)
Cash flow hedges, net of tax	(69)	113
Unrealized gain on securities, net of tax	15	—

Total other comprehensive loss	(1,024)	(106)

Comprehensive income	$7,920	$5,084

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q and the documents incorporated into this quarterly report by reference contain forward-looking statements and information relating to our subsidiaries and us within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial condition, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “estimates,” “intends” or similar terminology identify forward-looking statements. Forward-looking statements may include projections of our revenue, expenses, capital expenditures, earnings per share, product development projects, future economic performance or management objectives. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You are urged to read the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).
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
The Postilion segment provides payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America. Postilion’s payments processing and card management solutions provide transaction switching, device driving, and secure card issuance and life cycle management for credit, debit and prepaid cards for financial institutions and other ATM owners and deployers, retailers, merchant acquirers, and card issuers. These solutions are primarily licensed on a perpetual basis. Postilion’s banking solutions include software and related services that financial institutions use to interact with their customers including (i) self service banking solutions such as Internet personal and business banking, voice banking and mobile banking, and (ii) through our FSB Solutions brand, full service banking solutions such as teller, branch, sales and service, call center and lending. We license Postilion’s self service banking applications primarily on a subscription basis and its full service banking applications primarily on a perpetual basis.
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
Revenue from Significant Customers
Revenue from State Farm was 17% and 19% of our total revenue and 29% and 36% of our Enterprise segment revenue during the three months ended March 31, 2009 and 2008, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect approximately $80 million in revenue from State Farm from 2009 until our work for them concludes by the end of 2011, of which we expect approximately $35 — $37 million in revenue in 2009. Additional information about our business segments, geographic disclosures and major customers is presented in Note 10 to our unaudited condensed consolidated financial statements contained elsewhere in this report.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions.
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

During the three months ended March 31, 2009, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a complete list of the recent accounting pronouncements, please refer to Note 2 in the unaudited condensed consolidated financial statements contained elsewhere in this report.
Effects of Foreign Currencies
Our revenue and net income were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and the European Euro. Our operating expenses were impacted mainly for professional services and support, sales and marketing, product development, and general and administrative functions. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development centers in India and South Africa are not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. We did not enter into material financial derivatives to hedge our currency risks in 2009 or 2008. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about our Market Risk” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a further discussion on potential foreign currency risks.
The estimated effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Three Months Ended March 31, 2009
	At Prior
	Year
	Exchange	Exchange
	Rates (1)	Rate Effect	As reported

Revenue	$61,128	$(2,840)	$58,288
Operating expenses	51,485	(3,330)	48,155

Operating income	9,643	490	10,133
Net income	8,584	360	8,944
Diluted earnings per share	$0.16	$—	$0.16

(1)	Current year results translated into U.S. Dollars using prior year’s average exchange rates.

Comparison of the Three Months Ended March 31, 2009 and 2008
Revenue. The following table sets forth our revenue data for the three months ended March 31, 2009 and 2008. The table provides the percentage change of each revenue type for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	Enterprise			Postilion			Total
	2009	2008	Chg	2009	2008	Chg	2009	2008	Chg
Revenue:
Software licenses	$2,787	$1,589	75%	$8,831	$7,946	11%	$11,618	$9,535	22%
Support and maintenance	4,665	3,706	26%	7,820	7,997	-2%	12,485	11,703	7%
Professional services	18,574	17,090	9%	4,501	4,032	12%	23,075	21,122	9%
Data center	7,240	7,103	2%	3,870	5,210	-26%	11,110	12,313	-10%

Total revenue	$33,266	$29,488	13%	$25,022	$25,185	-1%	$58,288	$54,673	7%

Total revenue increased by $3.6 million, or 7%, for the three months ended March 31, 2009 compared to the same period in 2008 mainly due to the Enterprise segment’s growth in Software licenses, Support and maintenance, Professional services and Data center. The Postilion segment’s total revenue was relatively unchanged for the three months ended March 31, 2009 compared to the same period in 2008. For the three months ended March 31, 2009, revenue was unfavorably impacted from foreign currency exchange rates for operations in Europe and South Africa by approximately $2.8 million when compared to the same period in 2008.
Our Software licenses revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain Postilion customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenue for our support and maintenance, data center, and software licenses will be impacted. This transition reflects the acceptance of the Postilion segment’s self service banking products on a subscription basis. Postilion’s payments solutions are primarily sold on a perpetual license model. The Enterprise segment currently sells licenses on a perpetual basis, but has sold subscription licenses in the past. Our Software licenses revenue includes subscription revenue as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Subscription revenue:
Enterprise	$696	$547
Postilion	3,038	2,031

Total Company	$3,734	$2,578

Since the sales cycle for large financial institutions and retailers can last from six to 18 months, Software licenses and Professional services revenue can be impacted by one or two large customer agreements. Accordingly, Professional services and Software licenses revenue can increase or decrease based on progress towards completion of projects, including project delays. Software licenses revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method on a contract by contract basis, typically measured by the percentage of cost incurred to date to estimated total costs to complete the contract. We typically use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor costs and indirect costs identifiable with or allocable to the contract. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
Our Enterprise segment revenue increased $3.8 million, or 13%, for the three months ended March 31, 2009 compared to the same period in 2008. Software licenses revenue for our Enterprise segment increased $1.2 million for the three months ended March 31, 2009 from the same period in 2008, due primarily to increased demand for our corporate Internet banking solutions. Support and maintenance revenue for our Enterprise segment increased $1.0 million for the three months ended March 31, 2009 from the same period in 2008, due primarily to increased licensing activity of our personal, business and corporate Internet banking solutions. Professional services revenue for our Enterprise segment increased $1.5 million for the three months ended March 31, 2009 from the same period in 2008, due primarily to work related to a multi-channel implementation for a large international bank and growth in the number of projects for our personal, business and corporate Internet banking solutions, partially offset by a decline in projects with our largest customer and a $300 thousand unfavorable impact from foreign currency exchange rates for operations in Europe. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease significantly based on the projects. Data center revenue for our Enterprise segment increased $100 thousand for the three months ended March 31, 2009 from the same period in 2008, due primarily to an increase in the number of transactions for existing customers partially offset by a $400 thousand unfavorable impact from foreign currency exchange rates for operations in Europe.

Our Postilion segment revenue was relatively unchanged for the three months ended March 31, 2009 compared to the same period in 2008. Software licenses revenue for our Postilion segment increased $900 thousand for the three months ended March 31, 2009 from the same period in 2008, due primarily to the conversion of self-service banking customers in North America from annual support and maintenance agreements to long-term subscription agreements, which in some cases included hosting services. Additionally, Software licenses revenue increased due to higher demand for our payments solutions by international customers offset by a $1.0 million unfavorable impact from foreign currency exchange rates for operations in Europe and South Africa. Support and maintenance revenue for the Postilion segment decreased $200 thousand for the three months ended March 31, 2009 from the same period in 2008, due primarily to a $500 thousand unfavorable impact from foreign currency exchange rates for operations in Europe and South Africa which offset the increased licensing activity for our payments solutions. Professional services revenue for the Postilion segment increased $500 thousand for the three months ended March 31, 2009 from the same period in 2008, primarily due to increased licensing of our payments solutions partially offset by a $400 thousand unfavorable impact from foreign currency exchange rates for operations in Europe and South Africa. Professional services revenue in any one quarter can be impacted by customer projects and therefore, can increase or decrease significantly based on the projects. Data center revenue for our Postilion segment decreased $1.3 million for the three months ended March 31, 2009 from the same period in 2008, due in part to customer attrition in our self service banking business and the conversion of some hosted customers to subscription agreements.
Stock-based compensation. Our stock-based compensation (benefit) expense relates to our stock options, restricted stock and cash-settled stock appreciation rights (“SARs”). The SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense to change thus impacting our stock based compensation expense until the SARs are settled. Our stock price was $5.15 as of March 31, 2009 compared to $7.89 as of December 31, 2008. This decrease in our stock price resulted in a reduction of our SARs liability by $3.3 million which is reflected in our stock-based compensation expense in the first quarter of 2009. Our stock-based compensation (benefit) expense included in Direct and operating expenses and by grant type is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Direct and operating expenses:
Cost of professional services, support and maintenance	$(152)	$46
Cost of data center	20	25
Selling and marketing	(1,220)	724
Product development	(130)	322
General and administrative	(1,049)	771

Total stock-based compensation (benefit) expense	$(2,531)	$1,888

Grant type:
Stock options	$594	$964
Restricted stock	213	174
Stock appreciation rights	(3,338)	750

Total stock-based compensation (benefit) expense	$(2,531)	$1,888

Direct costs. The following table sets forth our direct costs for the three months ended March 31, 2009 and 2008. The table provides each direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Direct costs:
Cost of software licenses	$310	11%	$334	21%	$530	6%	$658	8%	$840	7%	$992	10%
Cost of professional services, support and maintenance	11,591	50%	10,632	51%	6,760	55%	6,860	57%	18,351	52%	17,492	53%
Cost of data center	4,016	55%	3,945	56%	2,865	74%	2,612	50%	6,881	62%	6,557	53%

Total direct costs	$15,917	48%	$14,911	51%	$10,155	41%	$10,130	40%	$26,072	45%	$25,041	46%

Direct costs increased $1.0 million for the three months ended March 31, 2009 compared to the same period in 2008, mainly due to an increase in Cost of professional services in the Enterprise segment. As a percentage of revenue, direct costs were 45% and 46% for the three months ended March 31, 2009 and 2008, respectively. Direct costs exclude charges for depreciation of property and equipment. For the three months ended March 31, 2009, direct costs were favorably impacted from foreign currency exchange rates for operations in Europe, South Africa and India by approximately $1.0 million when compared to same period in 2008.
Cost of software licenses. Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as incurred. The Cost of software licenses could increase in future periods as we license and install more of our products that include third party products. Purchased technology amortization was $500 thousand and $700 thousand for the three months ended March 31, 2009 and 2008, respectively. As the majority of Cost of software licenses is the amortization of purchased technology, software license costs are generally flat but can fluctuate with a large third party license sale or when purchased technology becomes fully amortized. Overall, the Cost of software licenses was 7% and 10% of Software licenses revenue for the three months ended March 31, 2009 and 2008, respectively.
Cost of professional services, support and maintenance. Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and excludes charges for depreciation of property and equipment. Direct costs associated with professional services, support and maintenance increased $900 thousand for the three months ended March 31, 2009 from the same period in 2008, primarily to support our customers and project growth partially offset by a $900 thousand favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. Additionally, our stock-based compensation expense decreased approximately $200 thousand. As a percentage of revenue, Cost of professional services, support and maintenance was 52% and 53% of Support and maintenance and Professional services revenue for the three months ended March 31, 2009 and 2008, respectively.
Cost of data center. Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs necessary to support our data center business and excludes charges for depreciation of property and equipment. Cost of data center increased $300 thousand for the three months ended March 31, 2009 compared to the same period in 2008, due primarily to higher costs as we increased resources to support our customers. Additionally, the conversion of Postilion self service banking customers to subscription pricing and customer attrition in Postilion’s self service banking business has unfavorably increased the Cost of data center as a percentage of Data center revenue. As a percentage of Data center revenue, Cost of data center was 62% and 53% for the three months ended March 31, 2009 and 2008, respectively.

Operating expenses. The following table sets forth our operating expenses for the three months ended March 31, 2009 and 2008. The table provides each type of operating cost as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Operating expenses:
Selling and marketing	$2,386	7%	$3,838	13%	$4,436	18%	$4,378	17%	$6,822	12%	$8,216	15%
Product development	5,055	15%	4,098	14%	3,117	12%	2,657	11%	8,172	14%	6,755	12%
General and administrative	2,323	7%	3,600	12%	2,193	9%	2,835	11%	4,516	8%	6,435	12%
Depreciation and amortization of intangible assets	1,308	4%	1,155	4%	1,265	5%	1,070	4%	2,573	4%	2,225	4%

Total operating expenses	$11,072	33%	$12,691	43%	$11,011	44%	$10,940	43%	$22,083	38%	$23,631	43%

For the three months ended March 31, 2009, operating expenses were favorably impacted from foreign currency exchange rates for operations in Europe, South Africa and India by approximately $2.3 million when compared to same period in 2008.
Selling and marketing expenses. Total Selling and marketing expenses decreased by $1.4 million for the three months ended March 31, 2009 from the same period in 2008, due primarily to a decrease in stock-based compensation expense of $1.9 million and a $700 thousand favorable impact from foreign currency exchange rates for operations in Europe and South Africa partially offset by higher commissions due to sales growth and increased sales staff. As a percentage of revenue, Selling and marketing expenses were 12% and 15% for the three months ended March 31, 2009 and 2008, respectively.
Product development expenses. Total Product development expenses increased by $1.4 million for the three months ended March 31, 2009 from the same period in 2008 as both segments continued to build out product functionality. However, these cost increases were partially offset by lower stock-based compensation expense of $500 thousand and a $1.2 million favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. As a percentage of revenue, Product development expenses were 14% and 12% for the three months ended March 31, 2009 and 2008, respectively.
Historically, we have not capitalized Product development expenses because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
General and administrative expenses. General and administrative expenses decreased by $1.9 million for the three months ended March 31, 2009 from the same period in 2008 due mainly to lower stock-based compensation expense of $1.8 million. As a percentage of revenue, General and administrative expenses were 8% and 12% for the three months ended March 31, 2009 and 2008, respectively.
Depreciation and amortization of other intangible assets. Depreciation expense increased by $300 thousand for the three months ended March 31, 2009 from the same period in 2008, due primarily to capital expenditures for our data center. The amortization of other intangible assets was unchanged for the three months ended March 31, 2009 and 2008.
Interest and other income, net. Interest and other income, net, decreased by $300 thousand for the three months ended March 31, 2009 from the same period in 2008 primarily due to lower interest rates.
Income tax expense. We recorded income tax expense of $1.2 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively. Although we have net deferred tax assets of approximately $143.6 million with a valuation allowance of $140.1 million as of December 31, 2008 primarily related to our net operating loss carryforwards (“NOLs”) and tax credit carryforwards, from time-to-time we are required to record an income tax provision:
•	for tax expense in certain subsidiaries or jurisdictions for which we do not have NOLs to utilize;
•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash; and
•	for tax expense in certain subsidiaries or jurisdictions for which we have not fully reserved the deferred tax assets.

In 2008, for income tax purposes, we recognized deferred revenue as taxable income in the United States which created a temporary difference in our tax provision. In 2009, we adopted a tax accounting method that is consistent with our financial reporting method and we adjusted our taxable income for the benefit of the reversal of the deferred revenue in 2009. We estimate this change will have the one time effect of eliminating most of our U.S. federal and state cash income taxes in 2009.
We have significant deferred tax assets in domestic and foreign jurisdictions and periodically, management reviews our deferred tax assets and evaluates the need for a valuation allowance. Management will continue to assess our ability to realize the deferred tax benefits in the jurisdictions which currently have valuation allowances. Given the current economic environment and the anticipated decline in revenue from our largest customer, management feels it is necessary to see further evidence of the achievement of our domestic growth targets before any valuation allowance can be released with respect to these operations. A portion of any such reversal could have a positive impact on our income tax expense and net income in the period in which it is reversed. For periods subsequent to the release of the deferred tax valuation allowance, we expect a significant increase in the effective tax rate reported on earnings after deferred tax assets have been utilized. If we continue to sustain profitability during 2009, we may release all or a portion of the remaining valuation allowance as early as the second half of 2009.
Liquidity and Capital Resources
The following tables show selected information about our cash flows during the three months ended March 31, 2009 and 2008 and selected balance sheet data as of March 31, 2009 and December 31, 2008 (in thousands):

	Three Months Eended March 31,
	2009	2008
Net cash provided by operating activities before changes in operating assets and liabilities	$9,045	$10,391
Change in operating assets and liabilities	(1,756)	(5,632)

Net cash provided by operating activities	7,289	4,759
Net cash (used in) provided by investing activities	(2,336)	7,175
Net cash used in financing activities	(1,776)	(1,897)
Effect of exchange rates on cash and cash equivalents	(629)	75

Net increase in cash and cash equivalents	$2,548	$10,112

	As of
	March 31, 2009	December 31, 2008

Cash and cash equivalents	$66,388	$63,840
Working capital	64,299	55,804
Total assets	288,803	278,686
Total stockholders’ equity	217,621	208,740
Operating Activities. For the three months ended March 31, 2009, cash provided by operations was $7.3 million, compared to $4.8 million for the same period in 2008.
In the first three months of 2009, we had:
•	net income of $8.9 million;
•	depreciation and amortization expense of $3.0 million;
•	stock based compensation benefit of $2.5 million;
•	an increase of $8.8 million in accounts receivable offset by an increase of $8.5 million in deferred revenue; and
•	a decrease of $2.1 million mainly due to a decrease in our variable compensation accruals.

In the first three months of 2008, we had:
•	net income of $5.2 million;
•	depreciation and amortization expense of $3.0 million;
•	stock based compensation expense of $1.9 million;
•	an increase of $5.3 million in accounts receivable primarily due to an increase in unbilled receivables;
•	an increase in accounts payable of $1.0 million primarily due to the timing of invoices; and
•	a decrease of $1.5 million for payments made from the restructuring reserve and for a decrease in our variable compensation accruals partially offset by increased sales and income taxes payable.
Investing Activities. Cash used in investing activities was $2.3 million for the three months ended March 31, 2009 compared to cash provided by investing activities of $7.2 million in the same period in 2008.
In the first three months of 2009, we:
•	converted $700 thousand, net, from short-term investments to cash and cash equivalents; and
•	purchased $3.0 million of property and equipment for hardware, software and building improvements.
In the first three months of 2008, we:
•	converted $5.8 million, net, from short-term investments to cash and cash equivalents;
•	received $3.7 million from the release of an escrow related to the sale of our Risk and Compliance segment held since August 2006; and
•	purchased $2.2 million of property and equipment for hardware expenditures and building improvements.
Financing Activities. Cash used in financing activities was $1.8 million for the three months ended March 31, 2009 compared to $1.9 million in the same period in 2008. We expect proceeds from the exercise of stock options to partially offset our cash obligations to settle SARs in future periods.
In the first three months of 2009, we:
•	received $150 thousand from the exercise of options under our employee stock option plans; and
•	paid $1.9 million for capital lease and debt obligations.
In the first three months of 2008, we:
•	paid $1.7 million for the repurchase of our common stock pursuant to an authorized stock repurchase program;
•	received $800 thousand from the exercise of options under our employee stock option plans; and
•	paid $900 thousand for capital lease and debt obligations.
Off-Balance Sheet Arrangements. Other than operating lease arrangements and purchase commitments, we do not engage in off-balance sheet financing activities.
Stock Repurchase Program. During 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million, of which approximately $9.6 million remained available as of March 31, 2009 to be repurchased under the program. Repurchases under the program may be made from time to time in open market and privately negotiated transactions as market and business conditions warrant. The repurchase program may be modified or suspended at any time or from time to time, without prior notice, at our discretion. Shares acquired pursuant to the stock repurchase program are canceled, thereby reducing the total number of shares of common stock outstanding. We did not repurchase any common stock for the three months ended March 31, 2009.

Restructuring. Our restructuring reserves include future rent payments for vacated facilities, net of anticipated sublease income and severance payments to terminated employees. As of March 31, 2009, we expect to make future undiscounted cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $5.0 million, of which we anticipate to pay approximately $1.9 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.
SARs. As of March 31, 2009, we have a cash liability of approximately $2.9 million related to our SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on our valuation, which uses our closing stock price, among other factors, as of March 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures include the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments. During the first three months of fiscal 2009, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of March 31, 2009, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or of which our or their property is subject.
Item 1A. Risk Factors
For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, there were no material changes to the Risk Factors.
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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000 and incorporated herein by reference).

3.4
Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5
Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed with the SEC on May 8, 2006 and incorporated herein by reference).

4.1
Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 15, 2000 and incorporated herein by reference).

4.2
Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March31, 1999 and incorporated herein by reference).

10.1	S1 Corporation 2009 Management Incentive Plan (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K with SEC on January 29, 2009 and incorporated herein by reference).*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.
*Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 1, 2009.

S1 CORPORATION
By:	/s/ PAUL M. PARRISH
Paul M. Parrish
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.