Form 10-Q
period 2009-06-30
S1 CORP /DE/
filed 2009-08-06
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding as of July 28, 2009: 52,926,159

S1 CORPORATION
QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,207	$63,840
Accounts receivable, net	57,136	42,561
Prepaid expenses	4,788	5,123
Other current assets	3,035	3,575

Total current assets	140,166	115,099
Property and equipment, net	23,132	23,015
Intangible assets, net	6,105	7,585
Goodwill, net	126,671	124,362
Other assets	7,738	8,625

Total assets	$303,812	$278,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,818	$1,366
Accrued compensation and benefits	14,214	16,147
Accrued restructuring	2,136	2,323
Accrued other expenses	11,953	10,271
Deferred revenues	33,762	25,271
Current portion of debt obligation	2,074	3,917

Total current liabilities	66,957	59,295
Debt obligation, excluding current portion	5,494	6,196
Accrued restructuring, excluding current portion	2,480	3,443
Other liabilities	1,456	1,012

Total liabilities	76,387	69,946

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	529	528
Additional paid in capital	1,793,841	1,791,924
Accumulated deficit	(1,574,382)	(1,587,957)
Accumulated other comprehensive loss	(2,563)	(5,755)

Total stockholders’ equity	227,425	208,740

Total liabilities and stockholders’ equity	$303,812	$278,686

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	52,912,688	52,799,310
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Software licenses	$12,311	$8,117	$23,929	$17,652
Support and maintenance	13,612	12,595	26,097	24,298
Professional services	24,090	23,736	47,165	44,858
Data center	10,829	12,040	21,939	24,353

Total revenue	60,842	56,488	119,130	111,161

Operating expenses:
Cost of software licenses (1)	1,272	1,145	2,112	2,137
Cost of professional services, support and maintenance (1)	18,537	18,033	36,797	35,525
Cost of data center (1)	7,118	6,401	14,090	12,958
Selling and marketing	9,429	9,343	16,251	17,559
Product development	8,973	7,027	17,145	13,782
General and administrative	7,487	6,383	12,003	12,818
Depreciation and amortization of intangible assets	2,427	2,203	5,000	4,428

Total operating expenses	55,243	50,535	103,398	99,207

Operating income	5,599	5,953	15,732	11,954
Interest and other (expense) income, net	(528)	124	(518)	418

Income before income tax expense	5,071	6,077	15,214	12,372
Income tax expense	440	941	1,639	2,046

Net income	$4,631	$5,136	$13,575	$10,326

Earnings per share:
Basic	$0.09	$0.09	$0.25	$0.18
Diluted	$0.08	$0.09	$0.25	$0.18

Weighted average common shares outstanding — basic	52,868,795	56,622,937	52,851,339	56,587,193
Weighted average common shares outstanding — fully diluted	53,601,856	57,354,991	53,515,854	57,220,150

(1)	Excludes charges for depreciation. Cost of software licenses includes amortization of acquired technology.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cash flows from operating activities:
Net income	$4,631	$5,136	$13,575	$10,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,884	2,865	5,915	5,835
Provision for doubtful accounts receivable and billing adjustments	307	(728)	(92)	(385)
Stock-based compensation expense	3,091	2,305	560	4,193
Changes in assets and liabilities:
Increase in accounts receivable	(2,840)	(3,362)	(11,630)	(8,627)
(Increase) decrease in prepaid expenses and other assets	(1,536)	(133)	(1,254)	107
Increase in accounts payable	967	131	1,381	1,157
(Decrease) increase in income taxes payable	(308)	90	627	1,229
Increase (decrease) in accrued expenses and other liabilities	2,337	623	(733)	(2,009)
(Decrease) increase in deferred revenues	(286)	4,613	8,187	4,473

Net cash provided by operating activities	9,247	11,540	16,536	16,299

Cash flows from investing activities:
Maturities of short-term investment securities	231	5,595	917	11,450
Purchases of short-term investment securities	—	(801)	—	(982)
Amounts released from escrow related to sale of business	—	—	—	3,712
Purchases of property, equipment and technology	(1,484)	(2,506)	(4,506)	(4,717)

Net cash (used in) provided by investing activities	(1,253)	2,288	(3,589)	9,463

Cash flows from financing activities:
(Payments) proceeds from exercise of employee stock options, net of stock withheld for payroll taxes	(12)	53	142	828
Payments on capital leases and debt obligations	(615)	(935)	(2,545)	(1,868)
Repurchase of common stock	—	—	—	(1,739)

Net cash used in financing activities	(627)	(882)	(2,403)	(2,779)

Effect of exchange rate changes on cash and cash equivalents	1,452	(636)	823	(561)

Net increase in cash and cash equivalents	8,819	12,310	11,367	22,422
Cash and cash equivalents at beginning of period	66,388	55,123	63,840	45,011

Cash and cash equivalents at end of period	$75,207	$67,433	$75,207	$67,433

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self-service banking solutions such as Internet personal, small business and corporate banking and trade finance, and mobile banking, and (ii) full-service banking solutions such as teller, branch, sales and service and call center. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”). The Postilion segment provides payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial position as of June 30, 2009, our results of operations for the three months and six months ended June 30, 2009, and our cash flows for the three months and six months ended June 30, 2009. The data in the condensed consolidated balance sheet as of December 31, 2008 was derived from our audited consolidated balance sheet as of December 31, 2008, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.
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
We have evaluated all subsequent events through August 6, 2009, the date the financial statements were issued.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. This standard replaces the existing guidance in SFAS No. 141 and is effective for business combinations completed after the first annual reporting period beginning after December 15, 2008. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS No. 141R retains the existing fundamental concepts of accounting for the income tax consequences of business combinations. However, SFAS No. 141R changed some aspects of the accounting for income taxes in a business combination. Previously, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination would have been recognized as part of the business combination (a reduction of goodwill with a corresponding increase in tax expense). Under SFAS No. 141R, any reduction in the acquirer’s valuation allowance for deferred tax assets as a result of a business combination is recognized as a reduction of the acquirer’s income tax provision in the period of the business combination. As a result of adopting this statement as of January 1, 2009, we may have a material impact in future financial statements as the benefit of the release of the valuation allowance related to deferred tax assets, which were fully reserved at the time of acquisition, would be recorded to the statement of operations instead of a credit to goodwill. Also, SFAS No. 141R could have a material impact on any business combinations entered into in 2009 or future periods.

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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Our adoption of FSP SFAS No. 157-2 on January 1, 2009 has not had a material impact on our consolidated results of operations and financial position.
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
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 which amended both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. In addition, the FASB issued FSP No. FAS 157-4 which amended SFAS No. 157 to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No. FAS 157-4 also provided guidance for determining whether a transaction is an orderly one. The FASB also issued FSP No. FAS 115-2 and FAS 124-2 which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. We adopted these FSPs in the quarter ended June 30, 2009 and they have not had a material impact on our consolidated results of operations and financial position.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 in the quarter ended June 30, 2009 and the statement did not have a material impact on our consolidated results of operation and financial position.

3. FAIR VALUE MEASUREMENTS
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists therefore requiring an entity to develop its own assumptions. Estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$75,207	$75,207	$63,840	$63,840
Short-term investments included in other current assets:
Mutual fund trust	1,146	1,146	1,493	1,493
Derivative assets	—	—	69	69
Long-term investments included in non-current other assets:
Mutual fund trust	423	423	902	902
Fixed term deposits	330	330	289	289
Long-term borrowings	5,494	5,383	6,196	6,103
The carrying value approximates fair value of cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed term deposits approximate their carrying value as the principal is fixed. Our long-term debt has fixed interest rates and the fair value is based on current rates at which we could borrow funds with similar remaining maturities.
We had derivative assets that were foreign currency options designated as cash flow hedges for a certain customer in which our costs were denominated in United States Dollars while the customer paid us in British Pounds Sterling. The option had an expiration date of March 31, 2009. We categorized the derivative assets as Level 2 and determined the value of option contracts utilizing a standard option pricing model based on inputs that are quoted by counterparties to this contract that estimates the present value of expected future cash flows. We did not have any unexpired financial instruments as of June 30, 2009.
Generally, we hold our cash reserves in different types of cash funds. In December 2007, we were informed that one of these funds (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. As such, we began to account for this mutual fund trust under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The mutual fund trust’s value is now determined based on the valuation of the individual investment securities it holds, many of which are separately valued based on a combination of Level 1, Level 2 and Level 3 inputs as prepared by the fund manager. The Level 2 inputs include, for example, values for comparable issued securities. The Level 3 inputs include valuations from third parties, similar type funds and assumptions about future market conditions. The net asset value of the fund may fluctuate depending on the value of these underlying securities. The net asset value of our investment in the mutual trust fund continues to be reported by the fund manager. Based on the mutual fund trust holding underlying securities subject to a Level 3 valuation, we have categorized our investment in the mutual fund trust as a Level 3 investment. We deemed approximately $400 thousand as of June 30, 2009 and $900 thousand as of December 31, 2008 of the mutual fund trust as non-current due to deteriorating market conditions as the fund manager expects certain investment securities in the fund will be held until market liquidity improves which may not occur until 2010 or beyond.

The following table summarizes the assets carried at fair value measured on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2009:
Mutual fund trust (1)	$1,569	$—	$—	$1,569

Total	$1,569	$—	$—	$1,569

December 31, 2008:
Mutual fund trust (1)	$2,395	$—	$—	$2,395
Derivative assets	69	—	69	—

Total	$2,464	$—	$69	$2,395

(1)	Represents the combined short-term and long-term portion of the mutual fund trust.
Any realized gains or impairments of the mutual fund trust are recorded to Interest and other (expense) income, net in our statement of operations. The following table summarizes the change in balance for our Level 3 investment, the mutual fund trust, for the six months ended June 30, 2009 (in thousands):
Fair Value Measurements at Reporting Date
Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2008	$2,395
Realized gain in earnings	10
Unrealized gain in other comprehensive income (loss)	81
Settlements	(917)

Ending balance at June 30, 2009	$1,569

4. ACCOUNTS RECEIVABLE
Accounts receivable included unbilled receivables of approximately $21.5 million and $13.2 million at June 30, 2009 and December 31, 2008, respectively. Unbilled receivables generally represent revenue recognized in advance of customer billings in accordance with the terms of the contracts at the respective balance sheet date. We expect to bill and collect these amounts within one year of the balance sheet date.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of our goodwill by reporting segment for the six months ended June 30, 2009 are as follows (in thousands):

	Enterprise	Postilion	Total

Balance, December 31, 2008	$48,697	$75,665	$124,362
Effect of foreign currency translations	3,418	(1,109)	2,309

Balance, June 30, 2009	$52,115	$74,556	$126,671

As of June 30, 2009, our intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Acquired technology	$21,938	$(19,930)	$2,008
Customer relationships	12,000	(7,903)	4,097

Total	$33,938	$(27,833)	$6,105

Amortization of customer relationships included in Depreciation and amortization of other intangible assets and amortization of acquired technology included in Cost of software licenses was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Acquired technology	$457	$662	$915	$1,407
Customer relationships	283	282	565	565

Total	$740	$944	$1,480	$1,972

Based upon our current intangible assets, we estimate aggregate amortization expense for 2009 and the next four calendar years to be as follows (in thousands):

					2013 and
	2009	2010	2011	2012	thereafter

Enterprise	$245	$245	$245	$184	$—
Postilion	2,445	1,335	1,282	706	898

Total	$2,690	$1,580	$1,527	$890	$898

6. ACCRUED OTHER EXPENSES
Accrued other expenses consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Accrued service fees payable	$3,785	$3,148
Accrued third party products and royalties	1,674	1,530
Sales and income taxes payable	4,977	3,588
Other	1,517	2,005

Total	$11,953	$10,271

7. DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Software licenses	$3,292	$4,008
Professional services	9,453	7,056
Support and maintenance	21,017	14,207

Deferred revenue, current	33,762	25,271
Deferred revenue, non-current (1)	64	160

Total deferred revenue	$33,826	$25,431

(1)	Non-current deferred revenue is included in long-term other liabilities.
Deferred revenue represents payments received and billings to customers for Software licenses, Professional services and Support and maintenance in advance of performing services or delivery. Support and maintenance is normally billed quarterly or annually in advance of performing the service.
8. INCOME TAXES
APB Opinion 28 requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions that our business operates in, it is difficult to produce accurate income forecasts by jurisdiction and the net operating losses we have in these various jurisdictions. Therefore, a reliable annual effective rate cannot be estimated for the full year and we use a year-to-date effective tax rate that is updated each quarter as our effective tax rate can vary depending on the jurisdiction in which our income is generated. Additionally, the majority of the Company’s deferred tax assets are reserved with a valuation allowance. As such, changes in certain temporary items such as stock-based compensation and unrealized foreign exchange gains and losses in certain jurisdictions can significantly impact the Company’s effective tax rate on a quarterly and annual basis. Our effective tax rate was 9% and 15% for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate was 11% and 17% for the six months ended June 30, 2009 and 2008, respectively.
9. STOCK OPTION PLANS
We maintain certain stock compensation plans providing for the grant of stock options, restricted stock units, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. As of June 30, 2009, we had 1,849,026 shares available for future grants under our 2003 Stock Incentive Plan (Amended and Restated effective February 26, 2008) (the “Plan”), and this is the only plan open to new grants. As of June 30, 2009, the Plan and prior plans closed to new grants collectively provided for the issuance of 9,780,717 shares of common stock if all outstanding options were exercised, all restricted stock vested, and all available grants were issued and exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans. During the six months ended June 30, 2009, we granted 950,516 shares of restricted stock at a weighted average per share grant price of $7.10 and options to purchase 294,000 shares of common stock at a weighted average per share grant price of $7.12.
We use the “with-and-without” or “incremental” approach for ordering tax benefits derived from share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. There was no capitalized stock-based compensation cost as of June 30, 2009. We did not recognize any tax benefits during the six months ended June 30, 2009 or 2008.

Our stock price was $6.92 as of June 30, 2009 compared to $5.15 as of March 31, 2009. This increase in our stock price resulted in an increase of our SARs liability by $2.1 million which is reflected in our stock-based compensation expense in the second quarter of 2009. Our stock price was $6.92 as of June 30, 2009 compared to $7.89 as of December 31, 2008. This decrease in our stock price resulted in a decrease of our SARs liability by $1.2 million which is reflected in our stock-based compensation expense for the six months ended June 30, 2009. The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating expenses:
Cost of professional services, support and maintenance	$213	$27	$61	$73
Cost of data center	23	22	43	47
Selling and marketing	1,147	882	(73)	1,606
Product development	236	262	106	584
General and administrative	1,472	1,112	423	1,883

Total stock-based compensation expense	$3,091	$2,305	$560	$4,193

Grant type:
Stock options	$620	$982	$1,214	$1,946
Restricted stock	349	261	562	435
Stock appreciation rights	2,122	1,062	(1,216)	1,812

Total stock-based compensation expense	$3,091	$2,305	$560	$4,193

The fair values for SARs were determined using the Black-Scholes option-pricing model with the following assumptions and closing stock price of $6.92 and $7.57 for June 30, 2009 and 2008, respectively:

	As of June 30,
	2009	2008
Expected dividend yield	0.0%	0.0%
Expected volatility	58.6%	43.6%
Risk-free interest rate	1.2%	2.9%
Expected life	2.0 years	3.1 years
The fair values for stock options were determined using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2009	2008
Expected dividend yield	0.0%	0.0%
Expected volatility	49.1%	44.4%
Risk-free interest rate	2.6%	3.2%
Expected life	4.4 years	4.4 years

The following table shows the total unrecognized stock-based compensation expense as of June 30, 2009 related to non-vested awards and the weighted average period over which the expense is expected to be recognized using the mid-point method. The stock-based compensation expense for stock options and restricted stock awards was based on grant date fair value of the awards for the remaining unvested periods.

	Unrecognized	Weighted
	Expense	Average Period
	(in thousands)	(in years)

Stock Options	$4,404	1.3
Restricted Stock	$7,180	1.8
As of June 30, 2009, all SARs have vested with an outstanding liability of $5.0 million based on our closing stock price of $6.92 as of such date and there is no unrecognized expense related to vesting of awards. However, the outstanding SARs are cash-settled awards and thus, we will record changes in fair value until they are settled. Our cash flows from operating activities include the settlement of $170 thousand for the exercise of SARs in the first quarter of 2008.
10. SEGMENT REPORTING AND MAJOR CUSTOMERS
S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self-service banking solutions such as Internet personal, small business and corporate banking and trade finance, and mobile banking, and (ii) full-service banking solutions such as teller, branch, sales and service, and call center. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm. The Postilion segment provides payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America.
We evaluate the performance of our operating segments based on their contribution before interest, other income (expense) and income taxes, as reflected in the tables presented below for the three months and six months ended June 30, 2009 and 2008. We do not use any asset-based metrics to measure the operating performance of our segments.
The following tables show revenue and operating income for our reportable segments (in thousands):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenue:
Software licenses	$1,683	$10,628	12,311	$2,437	$5,680	$8,117
Support and maintenance	5,002	8,610	13,612	4,499	8,096	12,595
Professional services	17,741	6,349	24,090	18,104	5,632	23,736
Data center	6,986	3,843	10,829	7,032	5,008	12,040

Total revenue	$31,412	$29,430	$60,842	$32,072	$24,416	$56,488

Operating expenses:
Direct costs	14,974	11,953	26,927	15,152	10,427	25,579
Selling and marketing	4,632	4,797	9,429	4,133	5,210	9,343
Product development	5,627	3,346	8,973	4,472	2,555	7,027
General and administrative	3,616	3,871	7,487	3,339	3,044	6,383
Depreciation and amortization of intangible assets	1,229	1,198	2,427	1,110	1,093	2,203

Total operating expenses	30,078	25,165	55,243	28,206	22,329	50,535

Operating income	$1,334	$4,265	$5,599	$3,866	$2,087	$5,953

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenue:
Software licenses	$4,470	$19,459	$23,929	$4,026	$13,626	$17,652
Support and maintenance	9,667	16,430	26,097	8,205	16,093	24,298
Professional services	36,315	10,850	47,165	35,194	9,664	44,858
Data center	14,226	7,713	21,939	14,135	10,218	24,353

Total revenue	$64,678	$54,452	$119,130	$61,560	$49,601	$111,161

Operating expenses:
Direct costs	30,891	22,108	52,999	30,063	20,557	50,620
Selling and marketing	7,018	9,233	16,251	7,971	9,588	17,559
Product development	10,682	6,463	17,145	8,570	5,212	13,782
General and administrative	5,939	6,064	12,003	6,939	5,879	12,818
Depreciation and amortization of intangible assets	2,537	2,463	5,000	2,265	2,163	4,428
Total operating expenses	57,067	46,331	103,398	55,808	43,399	99,207

Operating income	$7,611	$8,121	$15,732	$5,752	$6,202	$11,954

Geography. Our geographic regions are the Americas and our international locations in Europe, Middle East and India (“EMEI”), Asia-Pacific (“APAC”) and Africa. Revenue by geographic region includes intercompany services performed for other regions. Our long-lived assets in the international regions primarily are property and equipment. The following table shows revenue and long-lived assets by geographic region (in thousands):

	Revenue		Revenue		Property and Equipment
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2009	2008	2009	2008	2009	2008

Americas	$43,248	$40,716	$85,684	$80,583	$21,290	$21,669
International
EMEI	9,311	10,247	18,143	20,725	766	893
Africa	2,924	2,315	5,463	5,030	978	374
APAC	5,359	3,210	9,840	4,823	98	79

Total	$60,842	$56,488	$119,130	$111,161	$23,132	$23,015

Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Enterprise segment. We derived 16% and 20% of our total revenue from State Farm during the three months ended June 30, 2009 and 2008, respectively and 16% and 20% for the six months ended June 30, 2009 and 2008, respectively. Our Enterprise segment derived 31% and 36% of the segment’s revenue from State Farm during the three months ended June 30, 2009 and 2008, respectively and 30% and 36% for the six months ended June 30, 2009 and 2008, respectively.
11. NET INCOME PER COMMON SHARE
On January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. Our restricted stock qualifies as a participating security as defined by FSP No. EITF 03-6-1 as the holders have the non-forfeitable right to receive dividends declared or paid with respect to such restricted stock. We have applied FSP No. EITF 03-6-1 to our earnings per share calculations for all periods presented. Our reported earnings per share for the three and six months ended June 30, 2008 did not change for basic and diluted earnings per share as a result of the adoption of FSP No. EITF 03-6-1.

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
We excluded 3.5 million and 3.2 million stock options outstanding in the computation of diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively, and 4.2 million and 3.1 million for the six months ended June 30, 2009 and 2008, respectively, because their effect would have been antidulitive. However, these shares may be dilutive in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic earnings per share:
Net income	$4,631	$5,136	$13,575	$10,326
Amount allocated to participating preferred stockholders	(91)	(95)	(267)	(191)
Amount allocated to participating restricted stockholders	(42)	(19)	(102)	(32)

Net income available to common stockholders	$4,498	$5,022	$13,206	$10,103

Basic weighted average common shares outstanding	52,869	56,623	52,851	56,587
Basic earnings per share	$0.09	$0.09	$0.25	$0.18

Diluted earnings per share:
Net income	$4,631	$5,136	$13,575	$10,326
Amount allocated to participating preferred stockholders	(90)	(94)	(264)	(189)
Amount allocated to participating restricted stockholders	(41)	(18)	(101)	(31)

Net income available to common stockholders	$4,500	$5,024	$13,210	$10,106

Basic weighted average common shares outstanding	52,869	56,623	52,851	56,587
Dilutive effect of employee stock options	733	732	665	633

Diluted weighted average common shares outstanding	53,602	57,355	53,516	57,220
Diluted earnings per share	$0.08	$0.09	$0.25	$0.18
12. COMPREHENSIVE INCOME
Comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$4,631	$5,136	$13,575	$10,326
Other comprehensive income (loss):
Currency translation adjustment	4,150	(773)	3,180	(992)
Cash flow hedges, net of tax	—	(9)	(69)	104
Unrealized gain on securities, net of tax	66	3	81	3

Total other comprehensive income (loss)	4,216	(779)	3,192	(885)

Comprehensive income	$8,847	$4,357	$16,767	$9,441

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You are urged to read the updated risk factors discussed under Item 1A of Part II of this Form 10-Q and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).
Executive Overview
S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion.
The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self-service banking solutions such as Internet personal, small business and corporate banking and trade finance, and mobile banking, and (ii) full-service banking solutions such as teller, branch, sales and service, and call center. We primarily offer our Enterprise products on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products, license revenue may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm.
The Postilion segment provides payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America. Postilion’s payments processing and card management solutions provide transaction switching, device driving, and secure card issuance and life cycle management for credit, debit and prepaid cards for financial institutions and other ATM owners and deployers, retailers, merchant acquirers, and card issuers. These solutions are primarily licensed on a perpetual basis. Postilion’s banking solutions include software and related services that financial institutions use to interact with their customers including (i) self-service banking solutions such as Internet personal and business banking, voice banking and mobile banking, and (ii) through our FSB Solutions brand, full-service banking solutions such as teller, branch, sales and service, call center and lending. We license Postilion’s self-service banking applications primarily on a subscription basis and its full-service banking applications primarily on a perpetual basis.
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
Revenue from Significant Customers
Revenue from State Farm was 16% and 20% of our total revenue and 31% and 36% of our Enterprise segment revenue during the three months ended June 30, 2009 and 2008, respectively. Revenue from State Farm was 16% and 20% of our total revenue and 30% and 36% of our Enterprise segment revenue during the six months ended June 30, 2009 and 2008, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect approximately $80 million in revenue from State Farm from 2009 until our work for them concludes by the end of 2011, of which we expect approximately $36 — $38 million in revenue in 2009. Additional information about our business segments, geographic disclosures and major customer is presented in Note 10 to our unaudited condensed consolidated financial statements contained elsewhere in this report.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2009, there were no significant changes in our critical accounting policies and estimates but we have included summary information and data below for a better understanding of our revenue and stock-based compensation expense. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies and estimates include those related to:
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
Revenue recognition. Our Software licenses revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain customers, the subscription also entitles the customer to receive hosting services. As the number of customers on subscription arrangements increases, revenue for our support and maintenance, data center, and software licenses will be impacted. This transition reflects the acceptance of the Postilion segment’s self-service banking products on a subscription basis. Postilion’s payments solutions are primarily sold on a perpetual license model. The Enterprise segment currently sells licenses on a perpetual basis, but has sold subscription licenses in the past. Our Software licenses revenue includes subscription revenue as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Subscription revenue:
Enterprise	$778	$682	$1,474	$1,229
Postilion	3,059	2,129	6,097	4,160

Total Company	$3,837	$2,811	$7,571	$5,389

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

Stock-based compensation. Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled stock appreciation rights (“SARs”). The SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense to change thus impacting our stock based compensation expense until the SARs are settled. Our stock price increased 34% during the second quarter of 2009 as compared to an increase of 6% in the same period of 2008 causing a higher SARs expense in second quarter of 2009 as compared to same period in 2008. Our stock price decreased 12% during the six months ended June 30, 2009 as compared to an increase of 4% in the same period of 2008 causing a lower SARs expense for six months ended June 30, 2009 as compared to the same period in 2008. Our stock-based compensation expense included in expenses and by grant type is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating expenses:
Cost of professional services, support and maintenance	$213	$27	$61	$73
Cost of data center	23	22	43	47
Selling and marketing	1,147	882	(73)	1,606
Product development	236	262	106	584
General and administrative	1,472	1,112	423	1,883

Total stock-based compensation expense	$3,091	$2,305	$560	$4,193

Grant type:
Stock options	$620	$982	$1,214	$1,946
Restricted stock	349	261	562	435
Stock appreciation rights	2,122	1,062	(1,216)	1,812

Total stock-based compensation expense	$3,091	$2,305	$560	$4,193

Recent Accounting Pronouncements
For a complete list of recent accounting pronouncements, please refer to Note 2 in the unaudited condensed consolidated financial statements contained elsewhere in this report.
Effects of Foreign Currencies
Our revenue and net income were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and the European Euro. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development centers in India and South Africa are not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. We did not enter into material financial derivatives to hedge our currency risks in the six months ended June 30, 2009 or 2008. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about our Market Risk” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a further discussion on potential foreign currency risks.
The estimated effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	At Prior			At Prior
	Year			Year
	Exchange	Exchange		Exchange	Exchange
	Rates (1)	Rate Effect	As reported	Rates (1)	Rate Effect	As reported

Revenue	$62,517	$(1,675)	$60,842	$123,645	$(4,515)	$119,130
Operating expenses	57,403	(2,160)	55,243	108,893	(5,495)	103,398

Operating income	5,114	485	5,599	14,752	980	15,732
Net income	3,861	770	4,631	12,445	1,130	13,575
Basic earnings per share	$0.07	$0.02	$0.09	$0.23	$0.02	$0.25
Diluted earnings per share	$0.07	$0.01	$0.08	$0.23	$0.02	$0.25

(1)	Current year results translated into U.S. Dollars using prior year’s period average exchange rates.

Comparison of the Three Months Ended June 30, 2009 and 2008
Revenue. The following table sets forth our revenue data for the three months ended June 30, 2009 and 2008. The table provides the percentage change of each revenue type for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	Enterprise			Postilion			Total
	2009	2008	Chg	2009	2008	Chg	2009	2008	Chg
Revenue:
Software licenses	$1,683	$2,437	-31%	$10,628	$5,680	87%	$12,311	$8,117	52%
Support and maintenance	5,002	4,499	11%	8,610	8,096	6%	13,612	12,595	8%
Professional services	17,741	18,104	-2%	6,349	5,632	13%	24,090	23,736	1%
Data center	6,986	7,032	-1%	3,843	5,008	-23%	10,829	12,040	-10%

Total revenue	$31,412	$32,072	-2%	$29,430	$24,416	21%	$60,842	$56,488	8%

Total revenue increased by $4.4 million, or 8%, for the three months ended June 30, 2009 compared to the same period in 2008 mainly due to the Postilion segment’s growth in Software licenses. For the three months ended June 30, 2009, revenue was unfavorably impacted from foreign currency exchange rates for operations in Europe and South Africa by approximately $1.7 million when compared to the same period in 2008.
Our Enterprise segment revenue decreased $700 thousand, or 2%, for the three months ended June 30, 2009 compared to the same period in 2008 which includes a $700 thousand unfavorable impact from foreign currency exchange rates for operations in Europe. Software licenses revenue for our Enterprise segment would have been unchanged from the prior year’s quarter excluding a $600 thousand settlement in the second quarter of 2008 with an international customer of an amount previously thought to be uncollectible. Support and maintenance revenue for our Enterprise segment grew 11% primarily due to increased licensing activity of our personal, business and corporate Internet banking solutions. Professional services revenue for our Enterprise segment included an increase in work related to a multi-channel implementation for a large international bank and growth in the number of projects for our personal, business and corporate Internet banking solutions offset by a $1.8 million decline in projects with our largest customer and an unfavorable foreign exchange impact. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore, can increase or decrease significantly based on the projects. Data center revenue for our Enterprise segment was relatively unchanged as an increase in customer transactions was offset by an unfavorable foreign exchange impact.
Our Postilion segment revenue increased $5.0 million, or 21%, for the three months ended June 30, 2009 compared to the same period in 2008 which includes a $1.0 million unfavorable impact from foreign currency exchange rates for operations in Europe and South Africa. Software licenses revenue for our Postilion segment increased 87% due primarily to high demand for our payments solutions. Licensing activity for our full-service banking solutions and the conversion of self-service banking customers in North America from annual support and maintenance agreements to long-term subscription agreements, which in some cases included hosting services, also contributed to the increase in Software licenses revenue. Support and maintenance revenue grew 6% primarily due to licensing activity for our payments solutions in 2008 and 2009 which more than offset the effect of converting self-service banking customers to subscription agreements. Professional services revenue for the Postilion segment increased 13% due to the growth in projects for our payments solutions. Professional services revenue in any one quarter can be impacted by customer projects and therefore, can increase or decrease significantly based on the projects. Data center revenue for our Postilion segment decreased 23% due in part to the conversion of hosted customers to long-term subscription agreements and the impact of customer attrition that occurred primarily during 2008.

Operating direct costs. The following table sets forth our operating direct costs for the three months ended June 30, 2009 and 2008. The table provides each operating direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Operating direct costs:
Cost of software licenses	$203	12%	$418	17%	$1,069	10%	$727	13%	$1,272	10%	$1,145	14%
Cost of professional services, support and maintenance	10,730	47%	10,999	49%	7,807	52%	7,034	51%	18,537	49%	18,033	50%
Cost of data center	4,041	58%	3,735	53%	3,077	80%	2,666	53%	7,118	66%	6,401	53%

Total operating direct costs	$14,974	48%	$15,152	47%	$11,953	41%	$10,427	43%	$26,927	44%	$25,579	45%

Operating direct costs increased $1.3 million for the three months ended June 30, 2009 compared to the same period in 2008, mainly due to increases in the Postilion segment. As a percentage of revenue, operating direct costs were 44% and 45% for the three months ended June 30, 2009 and 2008, respectively. Operating direct costs exclude charges for depreciation of property and equipment. For the three months ended June 30, 2009, operating direct costs were favorably impacted from foreign currency exchange rates for operations in Europe, South Africa and India by approximately $800 thousand when compared to the same period in 2008.
Cost of software licenses. Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of acquired technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as incurred. The Cost of software licenses could increase in future periods if we license and install more of our products that include third party products. Acquired technology amortization was $500 thousand and $700 thousand for the three months ended June 30, 2009 and 2008, respectively. Overall, the Cost of software licenses was 10% and 14% of Software licenses revenue for the three months ended June 30, 2009 and 2008, respectively.
Cost of professional services, support and maintenance. Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and excludes charges for depreciation of property and equipment. Operating direct costs associated with professional services, support and maintenance increased 3% for the three months ended June 30, 2009 compared to the same period in 2008 due primarily to increased customer support and project growth, partially offset by a $700 thousand favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. As a percentage of revenue, Cost of professional services, support and maintenance was 49% and 50% of Support and maintenance and Professional services revenue for the three months ended June 30, 2009 and 2008, respectively.
Cost of data center. Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs to support our data center business and excludes charges for depreciation of property and equipment. Cost of data center increased 11% for the three months ended June 30, 2009 compared to the same period in 2008 due primarily to higher costs as we increased resources to support our customers. Additionally, the conversion of self -service banking customers to subscription agreements in Postilion’s self-service banking business has unfavorably increased the Cost of data center as a percentage of Data center revenue. As a percentage of Data center revenue, Cost of data center was 66% and 53% for the three months ended June 30, 2009 and 2008, respectively.

Operating indirect expenses. The following table sets forth our operating indirect expenses for the three months ended June 30, 2009 and 2008. The table provides each type of operating indirect expense as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Operating indirect expenses:
Selling and marketing	$4,632	15%	$4,133	13%	$4,797	16%	$5,210	21%	$9,429	15%	$9,343	17%
Product development	5,627	18%	4,472	14%	3,346	11%	2,555	10%	8,973	15%	7,027	12%
General and administrative	3,616	12%	3,339	10%	3,871	13%	3,044	12%	7,487	12%	6,383	11%
Depreciation and amortization of intangible assets	1,229	4%	1,110	3%	1,198	4%	1,093	4%	2,427	4%	2,203	4%

Total operating indirect expenses	$15,104	48%	$13,054	41%	$13,212	45%	$11,902	49%	$28,316	47%	$24,956	44%

For the three months ended June 30, 2009, operating indirect expenses were favorably impacted from foreign currency exchange rates for operations in Europe, South Africa and India by approximately $1.4 million when compared to the same period in 2008.
Selling and marketing expenses. Total Selling and marketing expenses were relatively unchanged for the three months ended June 30, 2009 from the same period in 2008 due primarily to an increase in stock-based compensation expense offset by a $400 thousand favorable impact from foreign currency exchange rates for operations in Europe and South Africa. As a percentage of revenue, Selling and marketing expenses were 15% and 17% for the three months ended June 30, 2009 and 2008, respectively.
Product development expenses. Total Product development expenses increased 28% for the three months ended June 30, 2009 compared to the same period in 2008 as both segments continued to build out product functionality and invest in customer satisfaction initiatives. This increase was partially offset by a $700 thousand favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. We expect that product development costs will remain relatively flat for the remainder of 2009. As a percentage of revenue, Product development expenses were 15% and 12% for the three months ended June 30, 2009 and 2008, respectively.
Historically, we have not capitalized Product development expenses because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
General and administrative expenses. General and administrative expenses increased 17% for the three months ended June 30, 2009 compared to the same period in 2008 due mainly to higher stock-based compensation expense of $400 thousand and a $600 thousand benefit in the prior year for both a released professional service obligation and a work force development grant reserve. As a percentage of revenue, General and administrative expenses were 12% and 11% for the three months ended June 30, 2009 and 2008, respectively.
Depreciation and amortization of other intangible assets. Depreciation expense increased 10% due primarily to capital expenditures for our data center. The amortization of other intangible assets was unchanged at $300 thousand for the three months ended June 30, 2009 and 2008.
Non-operating expenses. The following table sets forth our non-operating expenses for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009	2008	Chg
Non-operating expenses:
Interest and other (expense) income	$(528)	$124	-526%
Income tax expense	440	941	-53%

Interest and other (expense) income, net. Interest and other (expense) income, net, decreased by $700 thousand for the three months ended June 30, 2009 from the same period in 2008 due primarily to lower interest rates on our cash and investments and net foreign exchange losses on international trade receivables.
Income tax expense. We recorded income tax expense of $400 thousand and $900 thousand for the three months ended June 30, 2009 and 2008, respectively. Although we have net deferred tax assets of approximately $143.6 million with a valuation allowance of $140.1 million as of December 31, 2008 primarily related to our net operating loss carryforwards (“NOLs”) and tax credit carryforwards, from time-to-time we are required to record an income tax provision:
•	for tax expense in certain subsidiaries or jurisdictions for which we do not have NOLs to utilize;

•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash; and

•	for tax expense in certain subsidiaries or jurisdictions for which we have not fully reserved the deferred tax assets.
We have significant deferred tax assets in domestic and foreign jurisdictions and periodically management reviews our deferred tax assets and evaluates the need for a valuation allowance. Management will continue to assess our ability to realize the deferred tax benefits in the jurisdictions which currently have valuation allowances. Given the current economic environment and the anticipated decline in revenue from our largest customer, management feels it is necessary to see further evidence of the achievement of our domestic growth targets before any valuation allowance can be released with respect to these operations. A portion of any such release could have a positive impact on our income tax expense and net income in the period in which it is released. For periods subsequent to the release of the deferred tax valuation allowance, we expect a significant increase in the effective tax rate reported on earnings after deferred tax assets have been utilized. If we continue to sustain profitability during 2009, we may release all or a portion of the remaining valuation allowance as early as the second half of 2009.
Comparison of the Six Months Ended June 30, 2009 and 2008
Revenue. The following table sets forth our revenue data for the six months ended June 30, 2009 and 2008. The table provides the percentage change of each revenue type for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	Enterprise			Postilion			Total
	2009	2008	Chg	2009	2008	Chg	2009	2008	Chg
Revenue:
Software licenses	$4,470	$4,026	11%	$19,459	$13,626	43%	$23,929	$17,652	36%
Support and maintenance	9,667	8,205	18%	16,430	16,093	2%	26,097	24,298	7%
Professional services	36,315	35,194	3%	10,850	9,664	12%	47,165	44,858	5%
Data center	14,226	14,135	1%	7,713	10,218	-25%	21,939	24,353	-10%

Total revenue	$64,678	$61,560	5%	$54,452	$49,601	10%	$119,130	$111,161	7%

Total revenue increased by $8.0 million, or 7%, for the six months ended June 30, 2009 compared to the same period in 2008 mainly due to both segments’ growth in Software licenses, Support and maintenance and Professional services revenue. For the six months ended June 30, 2009, revenue was unfavorably impacted from foreign currency exchange rates for operations in Europe and South Africa by approximately $4.5 million when compared to the same period in 2008.
Our Enterprise segment revenue increased $3.1 million, or 5%, for the six months ended June 30, 2009 compared to the same period in 2008 which included a $1.6 million unfavorable impact from foreign currency exchange rates for operations in Europe for Support and maintenance ($300 thousand), Professional services ($400 thousand) and Data center ($800 thousand). Software licenses revenue for our Enterprise segment increased 11% due primarily to high demand for our corporate Internet banking solution. Support and maintenance revenue for our Enterprise segment increased 18% due primarily to increased licensing activity of our personal, business and corporate Internet banking solutions to U.S. customers. Professional services revenue for our Enterprise segment increased 3% due primarily to work related to a multi-channel implementation for a large international bank and growth in the number of projects for our personal, business and corporate Internet banking solutions, partially offset by a $2.9 million decline in projects with our largest customer. Professional services revenue in any one quarter can be impacted by one or two large customer projects and therefore can increase or decrease significantly based on the projects. Data center revenue for our Enterprise segment was relatively unchanged as an increase in customer transactions was offset by an unfavorable foreign exchange impact.

Our Postilion segment revenue increased $4.9 million, or 10%, for the six months ended June 30, 2009 compared to the same period in 2008 which included a $2.9 million unfavorable impact from foreign currency exchange rates for operations in Europe for Software licenses ($1.3 million), Support and maintenance ($800 thousand) and Professional services ($800 thousand). Software licenses revenue for our Postilion segment increased 43% due primarily to high demand for our payments solutions. Licensing activity for our full-service banking solutions and the conversion of self-service banking customers in North America from annual support and maintenance agreements to long-term subscription agreements, which in some cases included hosting services, also contributed approximately $1.9 million to the increase in Software licenses revenue. Support and maintenance revenue for the Postilion segment increased 2% due primarily to increased licensing activity for our payments solutions, partially offset by the impact of our self-service banking customers converting to subscription agreements. Professional services revenue for the Postilion segment increased 12% primarily due to increased licensing of our payments solutions. Professional services revenue in any one quarter can be impacted by customer projects and therefore can increase or decrease significantly based on the projects. Data center revenue for our Postilion segment decreased 25% due in part to the conversion of hosted customers to long-term subscription agreements and the impact of customer attrition that occurred primarily during 2008.
Operating direct costs. The following table sets forth our operating direct costs for the six months ended June 30, 2009 and 2008. The table provides each operating direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Operating direct costs:
Cost of software licenses	$513	11%	$752	19%	$1,599	8%	$1,385	10%	$2,112	9%	$2,137	12%
Cost of professional services, support and maintenance	22,321	49%	21,631	50%	14,476	53%	13,894	54%	36,797	50%	35,525	51%
Cost of data center	8,057	57%	7,680	54%	6,033	78%	5,278	52%	14,090	64%	12,958	53%

Total operating direct costs	$30,891	48%	$30,063	49%	$22,108	41%	$20,557	41%	$52,999	44%	$50,620	46%

Operating direct costs increased $2.4 million for the six months ended June 30, 2009 compared to the same period in 2008, mainly due to an increase in Cost of professional services and Cost of data center. As a percentage of revenue, operating direct costs were 44% and 46% for the six months ended June 30, 2009 and 2008, respectively. Operating direct costs exclude charges for depreciation of property and equipment. For the six months ended June 30, 2009, operating direct costs were favorably impacted from foreign currency exchange rates for operations in Europe, South Africa and India by approximately $1.8 million when compared to the same period in 2008.
Cost of software licenses. Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of acquired technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as incurred. The Cost of software licenses could increase in future periods if we license and install more of our products that include third party products. Acquired technology amortization was $900 thousand and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. Overall, the Cost of software licenses was 9% and 12% of Software licenses revenue for the six months ended June 30, 2009 and 2008, respectively.
Cost of professional services, support and maintenance. Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and excludes charges for depreciation of property and equipment. Operating direct costs associated with professional services, support and maintenance increased 4% primarily to support our customers and project growth, partially offset by a $1.6 million favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. As a percentage of revenue, Cost of professional services, support and maintenance was 50% and 51% of Support and maintenance and Professional services revenue for the six months ended June 30, 2009 and 2008, respectively.

Cost of data center. Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs necessary to support our data center business and excludes charges for depreciation of property and equipment. Cost of data center increased 9% for the six months ended June 30, 2009 compared to the same period in 2008 due primarily to higher costs as we increased resources to support our customers. Additionally, the conversion of customers to subscription agreements in Postilion’s self-service banking business has unfavorably increased the Cost of data center as a percentage of Data center revenue. As a percentage of Data center revenue, Cost of data center was 64% and 53% for the six months ended June 30, 2009 and 2008, respectively.
Operating indirect expenses. The following table sets forth our operating indirect expenses for the six months ended June 30, 2009 and 2008. The table provides each type of operating indirect expense as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Operating indirect expenses:
Selling and marketing	$7,018	11%	$7,971	13%	$9,233	17%	$9,588	19%	$16,251	14%	$17,559	16%
Product development	10,682	17%	8,570	14%	6,463	12%	5,212	11%	17,145	14%	13,782	12%
General and administrative	5,939	9%	6,939	11%	6,064	11%	5,879	12%	12,003	10%	12,818	12%
Depreciation and amortization of intangible assets	2,537	4%	2,265	4%	2,463	5%	2,163	4%	5,000	4%	4,428	4%

Total operating indirect expenses	$26,176	40%	$25,745	42%	$24,223	44%	$22,842	46%	$50,399	42%	$48,587	44%

For the six months ended June 30, 2009, operating indirect expenses were favorably impacted from foreign currency exchange rates for operations in Europe, South Africa and India by approximately $3.7 million when compared to the same period in 2008.
Selling and marketing expenses. Total Selling and marketing expenses decreased 7% for the six months ended June 30, 2009 compared to the same period in 2008 due primarily to a decrease in stock-based compensation expense of $1.7 million and a $1.0 million favorable impact from foreign currency exchange rates for operations in Europe and South Africa partially offset by higher commissions due to sales growth and increased sales staff. As a percentage of revenue, Selling and marketing expenses were 14% and 16% for the six months ended June 30, 2009 and 2008, respectively.
Product development expenses. Total Product development expenses increased 24% for the six months ended June 30, 2009 compared to the same period in 2008 as both segments continued to build out product functionality and invest in customer satisfaction initiatives. This increase was partially offset by a $1.9 million favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. We expect that product development costs will remain relatively flat for the remainder of 2009. As a percentage of revenue, Product development expenses were 14% and 12% for the six months ended June 30, 2009 and 2008, respectively.
Historically, we have not capitalized Product development expenses because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
General and administrative expenses. General and administrative expenses decreased 6% for the six months ended June 30, 2009 compared to the same period in 2008 due mainly to lower stock-based compensation expense of $1.4 million partially offset by a $700 thousand favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. As a percentage of revenue, General and administrative expenses were 10% and 12% for the six months ended June 30, 2009 and 2008, respectively.
Depreciation and amortization of other intangible assets. Depreciation expense increased 15% for the six months ended June 30, 2009 compared to the same period in 2008 due primarily to capital expenditures for our data center. The amortization of other intangible assets was unchanged at $600 thousand for the six months ended June 30, 2009 and 2008.

Non-operating expenses. The following table sets forth our non-operating expenses for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,
	2009	2008	Chg
Non-operating expenses:
Interest and other (expense) income	$(518)	$418	-224%
Income tax expense	1,639	2,046	-20%
Interest and other (expense) income, net. Interest and other (expense) income, net, decreased by $900 thousand for the six months ended June 30, 2009 from the same period in 2008 primarily due to lower interest rates on our cash and investments and net foreign exchange losses on international trade receivables.
Income tax expense. We recorded income tax expense of $1.6 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively. Although we have net deferred tax assets of approximately $143.6 million with a valuation allowance of $140.1 million as of December 31, 2008 primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision:
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
Liquidity and Capital Resources
Our primary source of cash is cash collections from our customers following the purchase of software licenses, product support, professional services and hosting services. Payments from customers for product support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, leased facilities, capital expenditures and equipment leases. The following tables show selected information about our cash flows during the six months ended June 30, 2009 and 2008 and selected balance sheet data as of June 30, 2009 and December 31, 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities before changes in operating assets and liabilities	$19,958	$19,969
Change in operating assets and liabilities	(3,422)	(3,670)

Net cash provided by operating activities	16,536	16,299
Net cash (used in) provided by investing activities	(3,589)	9,463
Net cash used in financing activities	(2,403)	(2,779)
Effect of exchange rates on cash and cash equivalents	823	(561)

Net increase in cash and cash equivalents	$11,367	$22,422

	June 30, 2009	December 31, 2008

Cash and cash equivalents	$75,207	$63,840
Working capital	73,209	55,804
Total assets	303,812	278,686
Total stockholders’ equity	227,425	208,740
Operating Activities. For the six months ended June 30, 2009, cash provided by operations of $16.5 million consisted primarily of net income plus the effect of non-cash expenses. The change in our operating assets and liabilities was primarily due to the increase in accounts receivable net of deferred revenue which is mainly due to the increase in days sales outstanding (“DSO”) from 65 days to 85 days during the six months ended June 30, 2009. As of June 30, 2009, our current liabilities included approximately $2.5 million in income taxes relating to 2008 that we expect to pay during the third quarter of fiscal 2009.
Investing Activities. Cash used in investing activities was $3.6 million for the six months ended June 30, 2009 as a result of $4.5 million in purchases of hardware, software and building improvements and the net conversion of $900 thousand from short-term investments to cash and cash equivalents. Our capital expenditures during 2009 are primarily for equipment upgrades for our data center. We expect our capital expenditures will remain relatively constant for the remainder of 2009.
Financing Activities. Cash used in financing activities was $2.4 million for the six months ended June 30, 2009, due to payments of $2.5 million for capital lease and debt obligations partially offset by proceeds of $100 thousand from the exercise of stock options, net of stock withheld for payroll taxes. We expect proceeds from the exercise of stock options to partially offset our cash obligations to settle SARs in future periods.
Off-Balance Sheet Arrangements. Other than operating lease arrangements and purchase commitments, we do not engage in off-balance sheet financing activities. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of our operating lease arrangements and purchase commitments.
Stock Repurchase Program. During 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million, of which approximately $9.6 million remained available as of June 30, 2009 to be repurchased under the program. Repurchases under the program may be made from time to time in open market and privately negotiated transactions as market and business conditions warrant. The repurchase program may be modified or suspended at any time or from time to time, without prior notice, at our discretion. Shares acquired pursuant to the stock repurchase program are canceled, thereby reducing the total number of shares of common stock outstanding. We did not repurchase any shares of our common stock during the six months ended June 30, 2009.
Restructuring. Our restructuring reserves include future rent payments for vacated facilities, net of anticipated sublease income and severance payments to terminated employees. As of June 30, 2009, we expect to make future undiscounted cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $4.7 million, of which we anticipate to pay approximately $2.1 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.
SARs. As of June 30, 2009, we have a cash liability of approximately $5.0 million related to our SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on our valuation, which uses our closing stock price, among other factors, as of June 30, 2009.
Capital Requirements. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months. We expect cash flows from operations will continue to exceed our working capital requirements, debt obligations and capital expenditures going forward. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, issue debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures include the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments. During the first six months ended June 30, 2009, there were no material changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of June 30, 2009, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective as of June 30, 2009 in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or of which our or their property is subject.

Item 1A.	Risk Factors
Except as noted below, during the six months ended June 30, 2009, there were no material changes to the Risk Factors relevant to our operations which were described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC.
You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Our business may be materially adversely impacted by volatile U.S. and global market and economic conditions
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the banking and insurance industries and other financial services firms. Given the concentration of our business activities in financial industries, we may be particularly exposed to economic downturns in those industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile, and volatility reached unprecedented levels over the past year. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, and adversely affect our operating results. In addition to mergers and acquisitions in the banking industry, we are also beginning to see an increased level of bank closures and government supervised consolidation transactions. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions, be closed by regulators, or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed. Additionally, our investment portfolio is generally subject to credit, market, liquidity and interest rate risks and the value and liquidity of our investments may be adversely impacted by U.S. and global market and economic conditions including bank closures.

We have engaged third-parties to assist us with certain implementation activities which may not be successful and which may result in harm to our business, reputation and financial results
In order to optimize available professional services resources and meet delivery timeframes, we have established relationships with several third parties to assist us with implementing and customizing our products. As a result, we have less quality control over the implementation and customization of our software with respect to these deployments and are more reliant on the ability of these third parties to correctly implement and customize our software in a timely manner. While our experience to date with these third parties has been positive, there is no assurance that this will continue. If these third parties fail to properly implement our software or meet delivery deadlines, our business, reputation and financial results may be harmed.
Our business and financial results may be negatively impacted by fluctuations in foreign currency exchange rates
In the second quarter of 2009, approximately14% of our revenue and 23% of our operating expenses were transacted in currencies other than U.S. Dollars. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries generally invoice their customers and satisfy their obligations in their local currencies. Therefore, our revenue may be impacted by foreign currency fluctuations from these international operations but the impact to our net income is generally minimized. However, our development centers in India and South Africa are not naturally hedged as their costs are in the local currency but they are funded in U.S. Dollars or British Pounds. Accordingly, currency fluctuations in the Indian Rupee or South African Rand may negatively impact our net income.
We are subject to government regulation which may interfere with our ability to conduct our business, including our ability to attract and maintain customers, and could negatively impact our business and financial results
We are subject to external audits, examination, and are indirectly regulated by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, National Credit Union Association and the various state financial regulatory agencies that supervise and regulate the banks, credit unions and thrift institutions for which we provide data processing services. Matters subject to review and examination by federal and state financial institution regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our products that perform banking functions. Our ability to satisfy these audits and examinations and maintain compliance with applicable regulations could negatively affect our ability to conduct our business, including our ability to attract and maintain customers.
We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations, any of which could increase our costs and hinder our growth
We conduct our business worldwide and may be adversely affected by changes in demand resulting from:
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
At our annual meeting of stockholders, held on May 26, 2009, our stockholders elected each of John W. Spiegel and Thomas P. Johnson, Jr. to the Board of Directors to serve a three-year term. Continuing directors include Johann J. Dreyer, Ram Gupta, M. Douglas Ivester, Gregory J. Owens and Edward Terino. The results of the voting by stockholders at the annual meeting were as follows:
(1)	Election of directors to the Board.

Director Nominee	For	Against
John W. Spiegel	45,589,125	574,626
Thomas P. Johnson, Jr.	45,626,710	537,041
There were no abstentions or broker non-votes for any of the nominees; and
(2)	Ratification of Appointment of PricewaterhouseCoopers LLP as our Independent Public Accounting Firm for 2009. There were no broker non-votes.

For	Against	Abstentions
45,581,003	140,085	442,663

Item 6.	Exhibits

Exhibit No.	Exhibit Description

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

4.2
Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 31, 1999 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 6, 2009.

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