Form 10-Q
period 2009-09-30
S1 CORP /DE/
filed 2009-11-06
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of common stock outstanding as of November 2, 2009: 52,212,521

S1 CORPORATION
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$67,407	$63,840
Accounts receivable, net	56,873	42,561
Prepaid expenses	5,004	5,123
Other current assets	5,527	3,575

Total current assets	134,811	115,099
Property and equipment, net	23,207	23,015
Intangible assets, net	5,392	7,585
Goodwill, net	126,618	124,362
Other assets	9,274	8,625

Total assets	$299,302	$278,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,079	$1,366
Accrued compensation and benefits	12,930	16,147
Accrued restructuring	2,158	2,323
Accrued other expenses	9,440	10,271
Deferred revenues	30,984	25,271
Current portion of debt obligation	2,004	3,917

Total current liabilities	59,595	59,295
Debt obligation, excluding current portion	5,188	6,196
Accrued restructuring, excluding current portion	1,901	3,443
Other liabilities	1,594	1,012

Total liabilities	68,278	69,946

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	522	528
Additional paid in capital	1,790,141	1,791,924
Accumulated deficit	(1,567,472)	(1,587,957)
Accumulated other comprehensive loss	(2,167)	(5,755)

Total stockholders’ equity	231,024	208,740

Total liabilities and stockholders’ equity	$299,302	$278,686

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	52,203,371	52,799,310
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Software licenses	$10,225	$9,208	$34,154	$26,860
Support and maintenance	13,472	12,259	39,569	36,557
Professional services	25,787	24,939	72,952	69,797
Data center	10,853	12,243	32,792	36,596

Total revenue	60,337	58,649	179,467	169,810

Operating expenses:
Cost of software licenses (1)	623	938	2,735	3,075
Cost of professional services, support and maintenance (1)	19,200	19,422	55,997	54,947
Cost of data center (1)	7,079	6,743	21,169	19,701
Selling and marketing	7,500	8,360	23,751	25,919
Product development	8,996	7,658	26,141	21,440
General and administrative	5,578	6,094	17,581	18,912
Depreciation and amortization of intangible assets	2,298	2,257	7,298	6,685

Total operating expenses	51,274	51,472	154,672	150,679

Operating income	9,063	7,177	24,795	19,131
Interest and other (expense) income, net	(516)	296	(1,034)	714

Income before income tax expense	8,547	7,473	23,761	19,845
Income tax expense	1,637	1,282	3,276	3,328

Net income	$6,910	$6,191	$20,485	$16,517

Earnings per share:
Basic	$0.13	$0.11	$0.38	$0.29
Diluted	$0.12	$0.11	$0.37	$0.28

Weighted average common shares outstanding — basic	52,598,922	56,559,777	52,766,275	56,577,987
Weighted average common shares outstanding — fully diluted	53,452,888	57,526,966	53,494,437	57,330,269

(1)	Excludes charges for depreciation. Cost of software licenses includes amortization of acquired technology.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$20,485	$16,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,650	8,752
Provision for doubtful accounts receivable and billing adjustments	(534)	(342)
Deferred income taxes	240	—
Stock-based compensation expense	421	4,605
Changes in assets and liabilities:
Increase in accounts receivable	(11,730)	(3,610)
(Increase) decrease in prepaid expenses and other assets	(1,962)	1,263
Increase in accounts payable	646	134
(Decrease) increase in income taxes payable	(938)	2,099
Decrease in accrued expenses and other liabilities	(1,557)	(290)
Increase in deferred revenue	5,429	2,053

Net cash provided by operating activities	19,150	31,181

Cash flows from investing activities:
Maturities of investment securities	2,504	20,653
Purchases of investment securities	(5,224)	(3,447)
Amounts released from escrow related to sale of business	—	3,712
Purchases of property, equipment and technology	(6,364)	(7,273)

Net cash (used in) provided by investing activities	(9,084)	13,645

Cash flows from financing activities:
Proceeds from exercise of employee stock options, net of stock
withheld for payroll taxes	192	858
Payments on capital leases and debt obligations	(2,921)	(2,785)
Repurchase of common stock	(4,971)	(10,167)

Net cash used in financing activities	(7,700)	(12,094)

Effect of exchange rate changes on cash and cash equivalents	1,201	(2,357)

Net increase in cash and cash equivalents	3,567	30,375
Cash and cash equivalents at beginning of period	63,840	45,011

Cash and cash equivalents at end of period	$67,407	$75,386

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
     S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self-service banking solutions such as Internet personal, small business, corporate banking and trade finance, and mobile banking, and (ii) full-service banking solutions such as teller, branch, sales and service and call center. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”). The Postilion segment provides payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
     We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial position as of September 30, 2009, our results of operations for the three months and nine months ended September 30, 2009, and our cash flows for the nine months ended September 30, 2009. The data in the condensed consolidated balance sheet as of December 31, 2008 was derived from our audited consolidated balance sheet as of December 31, 2008, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.
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
     We have evaluated all subsequent events through November 6, 2009, the date the financial statements were issued.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“FASB ASC”). The FASB ASC became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The FASB ASC eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. The FASB ASC was effective for interim and annual periods ending after September 15, 2009.
     On January 1, 2009, we adopted revisions to FASB ASC 805 Business Combinations and FASB ASC 350 Intangibles-Goodwill and Others. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The revisions could have a material impact on any business combinations entered into in 2009 or future periods.
     In June 2008, the FASB ratified a revision to FASB ASC 260 Earnings per Share, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB ASC 260. This revision requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. Our restricted stock qualifies as a participating security as defined by the revised FASB ASC 260 as the holders have the non-forfeitable right to receive dividends declared or paid with respect to such restricted stock. We have retrospectively applied the revised FASB ASC 260 to our earnings per share calculations for all periods presented. The adoption of FASB ASC 260 on January 1, 2009 did not materially affect our earnings per share for the periods presented.
     In October 2009, FASB amended FASB ASC 605-25 Revenue Recognition: Multiple —Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on selling price method. This change is effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later with earlier adoption permitted. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, we do not believe the adoption of this change will have a material effect on our results of operations.
     In October 2009, FASB amended FASB ASC 985-605 Software: Revenue Recognition to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s functions. This change is effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later with earlier adoption permitted. As this change does not affect revenue arrangements that have no tangible products or contracts that bundle services and software, we do not believe the adoption of this change will have a material effect on our results of operations since most of our arrangements have little to no tangible products.
3. FAIR VALUE MEASUREMENTS
     FASB ASC 820 Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists therefore requiring an entity to develop its own assumptions.
     The carrying value approximates fair value of cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed term deposits approximate their carrying value as the principal is fixed. Our long-term debt has fixed interest rates and the fair value is based on current rates at which we could borrow funds with similar remaining maturities.
     We had derivative assets that were foreign currency options designated as cash flow hedges for a certain customer in which our costs were denominated in United States Dollars while the customer paid us in British Pounds Sterling that expired on March 31, 2009. We categorized the derivative assets as Level 2 and determined the value of option contracts utilizing a standard option pricing model based on inputs that were quoted by counterparties to this contract that estimated the present value of expected future cash flows. We did not have any unexpired financial instruments as of September 30, 2009.
     Generally, we hold our cash reserves in different types of cash funds. In December 2007, we were informed that one of these funds (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. As such, we began to account for this mutual fund trust under FASB ASC 320 Investments-Debt and Equity Securities. The fund’s value was then determined based on the valuation of the individual investment securities it holds, many of which are separately valued based on a combination of Level 1, Level 2 and Level 3 inputs as prepared by the fund manager. The Level 2 inputs include, for example, values for comparable issued securities. The Level 3 inputs include valuations from third parties, similar type funds, and assumptions about future market conditions. The net asset value (“NAV”) of the fund fluctuated depending on the value of these underlying securities. The NAV of our investment in the fund was reported to us by the fund manager. Based on the fund’s holding underlying securities subject to a Level 3 valuation, we categorized our investment in the fund as a Level 3 investment. We deemed approximately $900 thousand as of December 31, 2008 of the fund as non-current due to deteriorating market conditions as the fund manager expected certain investment securities in the fund would be held until market liquidity improved which at the time was believed to be not until 2010 or beyond. However, in September 2009, we were informed by the fund manager that the fund would be fully liquidated and we received $1.3 million on September 30, 2009 to settle our remaining investment in the fund. We realized a gain of $109 thousand during 2009 on cash settlements of the fund.
     Estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$67,407	$67,407	$63,840	$63,840
Short-term investments included in other current assets:
Mutual fund trust	—	—	1,493	1,493
Fixed term deposits	3,542	3,542	—	—
Derivative assets	—	—	69	69
Long-term investments included in non-current other assets:
Mutual fund trust	—	—	902	902
Fixed term deposits	2,000	2,000	289	289
Long-term borrowings	5,188	5,061	6,196	6,103
     We did not have any assets or liabilities that are measured on a recurring basis as of September 30, 2009. We did not have any liabilities that are measured on a recurring basis as of December 31, 2008 and the following table summarizes the assets carried at fair value measured on a recurring basis (in thousands):

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

     Any realized gains or impairments of the mutual fund trust were recorded to Interest and other (expense) income, net in our statement of operations. The following table summarizes the change in balance for our Level 3 investment, the mutual fund trust, for the nine months ended September 30, 2009 (in thousands):

Fair Value Measurements at Reporting Date
Using Signifcant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$2,395
Realized gain in earnings	109
Cash settlements	(2,504)

Ending balance at September 30, 2009	$—

4. ACCOUNTS RECEIVABLE
     Accounts receivable included unbilled receivables of approximately $27.0 million and $13.2 million at September 30, 2009 and December 31, 2008, respectively, of which most of the increase during 2009 is related to an implementation for a large international bank and professional services for our largest customer. The unbilled receivables related to work for one large international bank was 48% and 42% of the total unbilled receivables as of September 30, 2009 and December 31, 2008, respectively. Unbilled receivables generally relate to professional service projects with milestone billings where revenue is recognized as services are rendered and billings are sent to customers in accordance with the terms of the contract, primarily at project milestone dates. We expect to bill and collect these amounts within one year of the balance sheet date.
5. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying value of our goodwill by reporting segment for the nine months ended September 30, 2009 are as follows (in thousands):

	Enterprise	Postilion	Total
Balance, December 31, 2008	$48,697	$75,665	$124,362
Effect of foreign currency translations	3,371	(1,115)	2,256

Balance, September 30, 2009	$52,068	$74,550	$126,618

     As of September 30, 2009, our intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
Acquired technology	$21,938	$(20,367)	$1,571
Customer relationships	12,000	(8,179)	3,821

Total intangible assets	$33,938	$(28,546)	$5,392

     Amortization expense of acquired technology, included in Cost of software licenses, and amortization expense of customer relationships, included in Depreciation and amortization of other intangible assets, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Acquired technology	$437	$662	$1,352	$2,068
Customer relationships	276	282	841	847

Total amortization expense	$713	$944	$2,193	$2,915

     Based upon our current intangible assets, we estimate aggregate amortization expense for 2009 and thereafter to be as follows (in thousands):

					2013 and
	2009	2010	2011	2012	thereafter
Enterprise	$245	$245	$245	$184	$—
Postilion	2,445	1,335	1,282	706	898

Total	$2,690	$1,580	$1,527	$890	$898

6. ACCRUED OTHER EXPENSES
     Accrued other expenses consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accrued service fees payable	$3,729	$3,148
Accrued third party products and royalties	1,200	1,530
Sales and income taxes payable	3,035	3,588
Other	1,476	2,005

Total accrued other expenses	$9,440	$10,271

7. DEFERRED REVENUE
     Deferred revenue consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Software licenses	$3,292	$4,008
Professional services	10,142	7,056
Support and maintenance	17,550	14,207

Deferred revenue, current	30,984	25,271
Deferred revenue, non-current (1)	52	160

Total deferred revenue	$31,036	$25,431

(1)	Non-current deferred revenue is included in Long-term Other liabilities.
     Deferred revenue represents payments received and billings to customers for Software licenses, Professional services and Support and maintenance in advance of performing services or delivery. Support and maintenance is normally billed quarterly or annually in advance of performing the service.
8. INCOME TAXES
     FASB ASC 740 Income Taxes and FASB ASC 270 Interim Reporting requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions that our business operates in, it is difficult to produce accurate income forecasts by jurisdiction and appropriately apply our net operating losses we have in these various jurisdictions in the forecast. Therefore, a reliable annual effective rate cannot be estimated for the full year and we use a year-to-date effective tax rate that is updated each quarter as our effective tax rate can vary depending on the jurisdiction in which our income is generated. Since the majority of our deferred tax assets are reserved with a valuation allowance, changes in certain temporary items, such as stock-based compensation and unrealized foreign exchange gains and losses in certain jurisdictions, can significantly impact our effective tax rate on a quarterly and annual basis. We continue to evaluate our deferred tax asset valuation allowance by various tax jurisdictions for long term profitability to determine if a portion of the allowance should be released. We may begin to release a portion of the deferred tax asset valuation allowance in certain jurisdictions as early as the fourth quarter of 2009 which would allow us to better estimate our annual effective rate. Our effective tax rate was 19% and 17% for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate was 14% and 17% for the nine months ended September 30, 2009 and 2008, respectively.
9. STOCK-BASED COMPENSATION PLANS
     We maintain certain stock-based compensation plans providing for the grant of stock options, restricted stock, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. As of September 30, 2009, we had 2,005,276 shares available for future grants under our 2003 Stock Incentive Plan (Amended and Restated effective February 26, 2008) (the “Plan”), and this is the only plan that provides for new grants. As of September 30, 2009, the Plan and prior plans closed to new grants collectively provided for the issuance of 9,708,381 shares of common stock if all outstanding options were exercised, all restricted stock vested, and all available grants were issued and exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans. During the nine months ended September 30, 2009, we granted 950,516 shares of restricted stock at a weighted average per share grant price of $7.10 and options to purchase 294,000 shares of common stock at a weighted average per share grant price of $7.12.
     Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. The SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense to change thus impacting our stock based compensation expense until the SARs are settled. The decrease in our stock price for the quarter and year to date resulted in a decrease of our SARs liability which is reflected in our stock-based compensation expense in 2009. The following table shows the stock-based compensation (benefit) expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating expenses:
Cost of professional services, support and maintenance	$6	$31	$67	104
Cost of data center	35	29	78	76
Selling and marketing	(364)	(5)	(437)	1,601
Product development	36	15	142	599
General and administrative	148	342	571	2,225

Total stock-based compensation (benefit) expense	$(139)	$412	$421	$4,605

Grant type:
Stock options	$607	$1,239	$1,821	$3,185
Restricted stock	607	267	1,169	702
Stock appreciation rights	(1,353)	(1,094)	(2,569)	718

Total stock-based compensation (benefit) expense	$(139)	$412	$421	$4,605

     There was no capitalized stock-based compensation cost as of September 30, 2009. We did not recognize any tax benefits during the nine months ended September 30, 2009 or 2008.
     The unrecognized stock-based compensation expense as of September 30, 2009 related to non-vested stock options was $3.6 million over a weighted average period of 1.2 years using the midpoint method and $6.4 million over a weighted average period of 1.7 years using the midpoint method.
     As of September 30, 2009, all SARs are fully vested with an outstanding liability of $2.8 million based on our closing stock price of $6.18 as of such date and there is no unrecognized expense related to the vesting of awards. However, the outstanding SARs are cash-settled awards and thus, we will record changes in fair value until they are settled. Our cash flows from operating activities include the exercises of SARs awards of $870 thousand in the third quarter of 2009 and $170 thousand in the first quarter of 2008.
10. SEGMENT REPORTING AND MAJOR CUSTOMERS
     S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion. The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self-service banking solutions such as Internet personal, business, corporate banking and trade finance, and mobile banking, and (ii) full-service banking solutions such as teller, branch, sales and service, and call center. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm. The Postilion segment provides payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America.
     We evaluate the performance of our operating segments based on their contribution before interest, other (expense) income and income taxes, as reflected in the tables presented below for the three months and nine months ended September 30, 2009 and 2008. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income for our reportable segments (in thousands):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Enterprise	Postilion	Total	Enterprise	Postilion	Total

Revenue:
Software licenses	$2,478	$7,747	10,225	$1,696	$7,512	$9,208
Support and maintenance	4,792	8,680	13,472	4,200	8,059	12,259
Professional services	18,850	6,937	25,787	19,741	5,198	24,939
Data center	6,957	3,896	10,853	7,269	4,974	12,243

Total revenue	$33,077	$27,260	$60,337	$32,906	$25,743	$58,649

Operating expenses:
Direct costs	14,591	12,311	26,902	15,965	11,138	27,103
Selling and marketing	2,835	4,665	7,500	3,643	4,717	8,360
Product development	5,209	3,787	8,996	4,584	3,074	7,658
General and administrative	2,620	2,958	5,578	3,202	2,892	6,094
Depreciation and amortization of intangible assets	1,168	1,130	2,298	1,127	1,130	2,257

Total operating expenses	26,423	24,851	51,274	28,521	22,951	51,472

Operating income	$6,654	$2,409	$9,063	$4,385	$2,792	$7,177

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Enterprise	Postilion	Total	Enterprise	Postilion	Total
Revenue:
Software licenses	$6,948	$27,206	34,154	$5,722	$21,138	$26,860
Support and maintenance	14,459	25,110	39,569	12,405	24,152	36,557
Professional services	55,165	17,787	72,952	54,935	14,862	69,797
Data center	21,183	11,609	32,792	21,404	15,192	36,596

Total revenue	$97,755	$81,712	$179,467	$94,466	$75,344	$169,810

Operating expenses:
Direct costs	45,482	34,419	79,901	46,028	31,695	77,723
Selling and marketing	9,853	13,898	23,751	11,614	14,305	25,919
Product development	15,891	10,250	26,141	13,154	8,286	21,440
General and administrative	8,559	9,022	17,581	10,141	8,771	18,912
Depreciation and amortization of intangible assets	3,705	3,593	7,298	3,392	3,293	6,685

Total operating expenses	83,490	71,182	154,672	84,329	66,350	150,679

Operating income	$14,265	$10,530	$24,795	$10,137	$8,994	$19,131

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

	Revenue		Revenue
	Three Months Ended		Nine Months Ended		Property and Equipment
	September 30,		September 30,		September 30,	December 31,
	2009	2008	2009	2008	2009	2008
Americas	$42,517	$40,955	$128,200	$121,539	$20,906	$21,669
International
EMEI	9,485	11,110	27,629	31,835	789	893
Africa	2,814	2,217	8,277	7,246	1,415	374
APAC	5,521	4,367	15,361	9,190	97	79

Total	$60,337	$58,649	$179,467	$169,810	$23,207	$23,015

     Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Enterprise segment. We derived 16% and 19% of our total revenue from State Farm during the three months ended September 30, 2009 and 2008, respectively and 16% and 20% for the nine months ended September 30, 2009 and 2008, respectively. Our Enterprise segment derived 29% and 34% of the segment’s revenue from State Farm during the three months ended September 30, 2009 and 2008, respectively and 30% and 35% for the nine months ended September 30, 2009 and 2008, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011.
11. NET INCOME PER COMMON SHARE
     We adopted a revision to FASB ASC 260 Earnings per Share (“FASB ASC 260”) relating to share-based payment awards on January 1, 2009. Our reported earnings per share for the three and nine months ended September 30, 2008 did not change for basic and diluted earnings per share. We calculate earnings per share by allocating income between common stock and participating securities during periods in which we record net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of applying the two-class method would be anti-dilutive for participating securities. Net income is allocated to our common stock and our participating securities of restricted stock and convertible preferred stock based on their respective rights to share in dividends. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other rights to issue common stock were exercised and resulted in additional shares of common stock outstanding that would share in our earnings.
     We excluded 4.2 million and 3.4 million stock options outstanding in the computation of diluted earnings per share for the three months ended September 30, 2009 and 2008, respectively, and 3.8 million and 3.3 million for the nine months ended September 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive. However, these shares may be dilutive in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)
Basic earnings per share:
Net income	$6,910	$6,191	$20,485	$16,517
Amount allocated to participating preferred stockholders	(135)	(115)	(403)	(306)
Amount allocated to participating restricted stockholders	(134)	(31)	(236)	(61)

Net income available to common stockholders	$6,641	$6,045	$19,846	$16,150

Basic weighted average common shares outstanding	52,599	56,560	52,766	56,578
Basic earnings per share	$0.13	$0.11	$0.38	$0.29

Diluted earnings per share:
Net income	$6,910	$6,191	$20,485	$16,517
Amount allocated to participating preferred stockholders	(133)	(112)	(397)	(301)
Amount allocated to participating restricted stockholders	(132)	(31)	(233)	(61)

Net income available to common stockholders	$6,645	$6,048	$19,855	$16,155

Basic weighted average common shares outstanding	52,599	56,560	52,766	56,578
Dilutive effect of employee stock options	854	967	728	752

Diluted weighted average common shares outstanding	53,453	57,527	53,494	57,330
Diluted earnings per share	$0.12	$0.11	$0.37	$0.28
12. COMPREHENSIVE INCOME
     Comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$6,910	$6,191	$20,485	$16,517
Other comprehensive income (loss):
Currency translation adjustment	477	(1,912)	3,657	(2,904)
Cash flow hedges, net of tax	—	23	(69)	127
Unrealized gain on securities, net of tax	(81)	(3)	—	—

Total other comprehensive income (loss)	396	(1,892)	3,588	(2,777)

Comprehensive income	$7,306	$4,299	$24,073	$13,740

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q and the documents incorporated into this quarterly report by reference contain forward-looking statements and information relating to the Company within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial condition, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “estimates,” “intends” or similar terminology identify forward-looking statements. Forward-looking statements may include projections of our revenue, expenses, capital expenditures, earnings per share, product development projects, future economic performance or management objectives. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
     When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You are urged to read the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as supplemented by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, each as filed with the Securities and Exchange Commission (“SEC”).
Executive Overview
     S1 Corporation is a global provider of customer interaction software solutions for financial and payment services. We sell our solutions primarily to traditional financial services providers, such as banks, credit unions and insurance companies, as well as to transaction processors and retailers. We operate and manage S1 in two business segments: Enterprise and Postilion.
     The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to interact with their customers including (i) self-service banking solutions such as Internet personal, small business, corporate banking and trade finance, and mobile banking, and (ii) full-service banking solutions such as teller, branch, sales and service, and call center. We primarily offer our Enterprise products on a perpetual license basis. With the focus on selling perpetual licenses for our Enterprise products, license revenue may fluctuate in any given period depending on the amount, timing and nature of customer licensing activity. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm.
     The Postilion segment provides payments processing and card management solutions targeting organizations of all sizes globally, and banking solutions targeting community and regional banks and credit unions in North America. Postilion’s payments processing and card management solutions provide transaction switching, device driving, and secure card issuance and life cycle management for credit, debit and prepaid cards for financial institutions and other ATM owners and deployers, retailers, merchant acquirers, and card issuers. These solutions are primarily licensed on a perpetual basis. Postilion’s banking solutions include software and related services that financial institutions use to interact with their customers including (i) self-service banking solutions such as Internet personal and business banking, voice banking and mobile banking, and (ii) full-service banking solutions such as teller, branch, sales and service, call center and lending. We license Postilion’s self-service banking applications primarily on a subscription basis and its full-service banking applications primarily on a perpetual basis.
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

     Our revenue was $60.3 million for the three months ended September 30, 2009 which is an increase of $1.7 million or 3% as compared to the same period in 2008. Our revenue was $179.5 million for the nine months ended September 30, 2009 which is an increase of $9.7 million or 6% as compared to the same period in 2008. Our revenue has increased as compared to 2008 due primarily to the demand for Postilion’s payments solutions and Enterprise’s personal, business and corporate Internet banking solutions offset by a decline in projects with our largest customer, State Farm. In 2009, revenue was unfavorably impacted from foreign currency exchange rates when compared to 2008 by $840 thousand for the three months ended September 30 and $5.4 million for the nine months ended September 30. For the three months ended September 30, 2009 and 2008, our net income was $6.9 million and $6.2 million, respectively. For the nine months ended September 30, 2009 and 2008, our net income was $20.5 million and $16.5 million, respectively. Our net income increased during each of these periods in 2009 as compared to the same periods in 2008 primarily due to growth in our revenue and lower stock-based compensation expense partially offset as we continued to build out product functionality and invest in customer satisfaction initiatives during 2009.
Revenue from Significant Customers
     Revenue from State Farm was 16% and 19% of our total revenue and 29% and 34% of our Enterprise segment revenue during the three months ended September 30, 2009 and 2008, respectively. Revenue from State Farm was 16% and 20% of our total revenue and 30% and 35% of our Enterprise segment revenue during the nine months ended September 30, 2009 and 2008, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect approximately $80 million in revenue from State Farm from 2009 until our work for them concludes by the end of 2011. We expect approximately $36 - $38 million in revenue in 2009 and approximately $25 - $26 million in revenue in 2010 from State Farm. Additional information about our business segments, geographic disclosures and major customer is presented in Note 10 to our unaudited condensed consolidated financial statements contained elsewhere in this report.
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
     Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2009, there were no significant changes in our critical accounting policies and estimates but we have included summary information and data below for a better understanding of our revenue and stock-based compensation expense. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies and estimates include those related to:
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
     Revenue recognition. Our Software licenses revenue includes subscription, or term based arrangements, which allow our customers the right to use our software during a specified period, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is generally recognized ratably over the term of the arrangement and includes the rights to receive support services and unspecified upgrades and enhancements during the term. For certain customers, the subscription also entitles the customer to receive hosting services. Subscription agreements typically contain renewal terms that automatically extend the term of the arrangement for one year or more unless a timely notice of termination is provided. As the number of customers on subscription arrangements increases, revenue for our support and maintenance, data center, and software licenses will be impacted. This transition reflects the acceptance of the Postilion segment’s self-service banking products on a subscription basis. Postilion’s payments solutions are primarily sold on a perpetual license model. The Enterprise segment currently sells licenses on a perpetual basis, but has sold subscription licenses in the past. Our Software licenses revenue includes subscription revenue as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Subscription revenue:
Enterprise	$861	$751	$2,335	$1,980
Postilion	3,273	2,407	9,370	6,569

Total Company	$4,134	$3,158	$11,705	$8,549

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
     From time to time, we enter into software arrangements that include software license, maintenance, and professional services which are considered essential to the functionality of the software. In these instances, we recognize revenue for the three revenue streams (software license, maintenance and professional services) under three units of accounting, which are the (i) software license, (ii) professional services, and (iii) support and maintenance. For purposes of displaying revenues and costs, we present applicable license fees, maintenance and professional services revenues in our statement of operations using vendor-specific objective evidence of fair value (or if unavailable, other objective evidence of fair value) for the undelivered elements and assigning the remainder of the arrangement fee to the license.
     Stock-based compensation. Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. The SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs liability to change thus impacting our stock-based compensation (benefit) expense until the SARs are settled. Our stock price decreased 11% during the third quarter of 2009 causing a lower SARs expense in third quarter of 2009. Our stock price decreased 22% during the nine months ended September 30, 2009 causing a lower SARs expense for nine months ended September 30, 2009. Our stock-based compensation expenses included in operating expenses and by grant type were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating expenses:
Cost of professional services, support and maintenance	$6	$31	$67	104
Cost of data center	35	29	78	76
Selling and marketing	(364)	(5)	(437)	1,601
Product development	36	15	142	599
General and administrative	148	342	571	2,225

Total stock-based compensation (benefit) expense	$(139)	$412	$421	$4,605

Grant type:
Stock options	$607	$1,239	$1,821	$3,185
Restricted stock	607	267	1,169	702
Stock appreciation rights	(1,353)	(1,094)	(2,569)	718

Total stock-based compensation (benefit) expense	$(139)	$412	$421	$4,605

Effects of Foreign Currencies
     Our revenue and net income were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and European Euro. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development centers in India and South Africa are not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. We did not enter into material financial derivatives to hedge our currency risks in the nine months ended September 30, 2009 or 2008. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about our Market Risk” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a further discussion of potential foreign currency risks.
     The estimated effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	At Prior Year			At Prior Year
	Exchange	Exchange		Exchange	Exchange
	Rates (1)	Rate Effect	As reported	Rates (1)	Rate Effect	As reported
Revenue	$61,177	$(840)	$60,337	$184,822	$(5,355)	$179,467
Operating expenses	52,269	(995)	51,274	161,162	(6,490)	154,672

Operating income	8,908	155	9,063	23,660	1,135	24,795
Net income	6,445	465	6,910	18,890	1,595	20,485
Basic earnings per share	$0.12	$0.01	$0.13	$0.35	$0.03	$0.38
Diluted earnings per share	$0.12	$—	$0.12	$0.34	$0.03	$0.37

(1)	Current year results translated into U.S. Dollars using prior year’s period average exchange rates.

Comparison of the Three Months Ended September 30, 2009 and 2008
     Revenue. The following table sets forth our revenue data for the three months ended September 30, 2009 and 2008. The table provides the percentage change of each revenue type for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	Enterprise			Postilion			Total
	2009	2008	Chg	2009	2008	Chg	2009	2008	Chg
Revenue:
Software licenses	$2,478	$1,696	46%	$7,747	$7,512	3%	$10,225	$9,208	11%
Support and maintenance	4,792	4,200	14%	8,680	8,059	8%	13,472	12,259	10%
Professional services	18,850	19,741	-5%	6,937	5,198	33%	25,787	24,939	3%
Data center	6,957	7,269	-4%	3,896	4,974	-22%	10,853	12,243	-11%

Total revenue	$33,077	$32,906	1%	$27,260	$25,743	6%	$60,337	$58,649	3%

     Total revenue increased by $1.7 million, or 3%, for the three months ended September 30, 2009 compared to the same period in 2008 mainly due to the growth in Software licenses and Support and maintenance revenue in both segments and Professional services revenue for the Postilion segment. For the three months ended September 30, 2009, revenue was unfavorably impacted from foreign currency exchange rates for operations in Europe by approximately $840 thousand when compared to the same period in 2008.
     Our Enterprise segment revenue increased $200 thousand, or 1%, for the three months ended September 30, 2009 compared to the same period in 2008 which includes approximately $370 thousand of unfavorable impact from foreign currency exchange rates for operations in Europe. Software licenses revenue for our Enterprise segment increased 46% from the prior year’s quarter primarily due to increased licensing activity of our corporate Internet banking solution. Support and maintenance revenue for our Enterprise segment grew 14% from the prior year’s quarter primarily due to increased licensing activity of our personal, business and corporate Internet banking solutions. Professional services revenue for our Enterprise segment declined 5% from the prior year’s quarter as work with our largest customer decreased $1.6 million partially offset by growth in the number of projects for our personal and business Internet banking solutions and work related to an implementation for a large international bank. Professional services revenue in any one quarter can be impacted by the number and size of customer projects and therefore can increase or decrease significantly based on project activity. Data center revenue for our Enterprise segment declined 4% primarily due to an unfavorable foreign exchange impact for our customers in Europe.
     Our Postilion segment revenue increased $1.5 million, or 6%, for the three months ended September 30, 2009 compared to the same period in 2008 which includes approximately $470 thousand of unfavorable impact from foreign currency exchange rates for operations in Europe. Software licenses revenue for our Postilion segment increased 3% from the prior year’s quarter due primarily to the conversion of self-service banking customers in North America from annual support and maintenance agreements to long-term subscription agreements, which in some cases included hosting services. Support and maintenance revenue grew 8% from the prior year’s quarter primarily due to licensing activity for our payments and full service banking solutions which more than offset the effect of converting self-service banking customers to subscription agreements. Professional services revenue for the Postilion segment increased 33% from the prior year’s quarter due to the growth in projects for our payments solutions. Professional services revenue in any one quarter can be impacted by the number and size of customer projects and therefore can increase or decrease significantly based on project activity. Data center revenue for our Postilion segment decreased 22% from the prior year’s quarter due in part to the conversion of hosted customers to long-term subscription agreements and the impact of customer attrition that occurred primarily during 2008.

     Operating direct costs. The following table sets forth our operating direct costs for the three months ended September 30, 2009 and 2008. The table provides each operating direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Operating direct costs:
Cost of software licenses	$150	6%	$236	14%	$473	6%	$702	9%	$623	6%	$938	10%
Cost of professional services, support and maintenance	10,446	44%	11,714	49%	8,754	56%	7,708	58%	19,200	49%	19,422	52%
Cost of data center	3,995	57%	4,015	55%	3,084	79%	2,728	55%	7,079	65%	6,743	55%

Total operating direct costs	$14,591	44%	$15,965	49%	$12,311	45%	$11,138	43%	$26,902	45%	$27,103	46%

     Total operating direct costs decreased $200 thousand for the three months ended September 30, 2009 compared to the same period in 2008. As a percentage of revenue, total operating direct costs were 45% and 46% for the three months ended September 30, 2009 and 2008, respectively. Total operating direct costs exclude charges for depreciation of property and equipment. For the three months ended September 30, 2009, total operating direct costs were favorably impacted from foreign currency exchange rates for operations in Europe and India by approximately $340 thousand when compared to the same period in 2008.
     Cost of software licenses. Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of acquired technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as incurred. The Cost of software licenses could increase in future periods if we license and install more of our products that include third party products. Acquired technology amortization was $400 thousand and $700 thousand for the three months ended September 30, 2009 and 2008, respectively. Overall, the Cost of software licenses was 6% and 10% of Software licenses revenue for the three months ended September 30, 2009 and 2008, respectively.
     Cost of professional services, support and maintenance. Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and excludes charges for depreciation of property and equipment. Operating direct costs associated with professional services, support and maintenance decreased 1% for the three months ended September 30, 2009 compared to the same period in 2008 due primarily to a $300 thousand favorable impact from foreign currency exchange rates for operations in Europe and India. Additionally, Postilion’s work to support customers and project growth increased but was offset by a decline in work for our largest customer. As a percentage of revenue, Cost of professional services, support and maintenance was 49% and 52% of Support and maintenance and Professional services revenue for the three months ended September 30, 2009 and 2008, respectively.
     Cost of data center. Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs to support our data center business and excludes charges for depreciation of property and equipment. Cost of data center increased 5% for the three months ended September 30, 2009 compared to the same period in 2008 due primarily to higher costs as we increased resources to support our customers and new hosted payments customers. Additionally, the conversion of self-service banking customers to subscription agreements and customer attrition in Postilion’s self-service banking business has unfavorably increased the Cost of data center as a percentage of Data center revenue. As a percentage of Data center revenue, Cost of data center was 65% and 55% for the three months ended September 30, 2009 and 2008, respectively.

     Operating indirect expenses. The following table sets forth our operating indirect expenses for the three months ended September 30, 2009 and 2008. The table provides each type of operating indirect expense as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Operating indirect expenses:
Selling and marketing	$2,835	9%	$3,643	11%	$4,665	17%	$4,717	18%	$7,500	12%	$8,360	14%
Product development	5,209	16%	4,584	14%	3,787	14%	3,074	12%	8,996	15%	7,658	13%
General and administrative	2,620	8%	3,202	10%	2,958	11%	2,892	11%	5,578	9%	6,094	10%
Depreciation and amortization of intangible assets	1,168	4%	1,127	3%	1,130	4%	1,130	4%	2,298	4%	2,257	4%

Total operating indirect expenses	$11,832	36%	$12,556	38%	$12,540	46%	$11,813	46%	$24,372	40%	$24,369	42%

Operating income	$6,654	20%	$4,385	13%	$2,409	9%	$2,792	11%	$9,063	15%	$7,177	12%

     For the three months ended September 30, 2009, operating indirect expenses were favorably impacted from foreign currency exchange rates for operations in Europe and India by approximately $660 thousand when compared to the same period in 2008.
     Selling and marketing expenses. Selling and marketing expenses declined 10% for the three months ended September 30, 2009 from the same period in 2008 due primarily to lower stock-based compensation expense and a favorable impact from foreign currency exchange rates for operations in Europe. As a percentage of revenue, Selling and marketing expenses were 12% and 14% for the three months ended September 30, 2009 and 2008, respectively.
     Product development expenses. Product development expenses increased 17% for the three months ended September 30, 2009 compared to the same period in 2008 as both segments continued to build out product functionality and invest in customer satisfaction initiatives partially offset by a favorable impact from foreign currency exchange rates for operations in Europe and India. We expect that product development costs will remain relatively flat for the remainder of 2009. As a percentage of revenue, Product development expenses were 15% and 13% for the three months ended September 30, 2009 and 2008, respectively.
     Historically, we have not capitalized Product development expenses because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     General and administrative expenses. General and administrative expenses decreased 8% for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to lower stock-based compensation. As a percentage of revenue, General and administrative expenses were 9% and 10% for the three months ended September 30, 2009 and 2008, respectively.
     Depreciation and amortization of other intangible assets. Depreciation and amortization of other intangible assets was unchanged for the three months ended September 30, 2009 and 2008.
     Non-operating expenses. The following table sets forth our non-operating expenses for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009	2008	Chg
Non-operating expenses:
Interest and other (expense) income	$(516)	$296	-274%
Income tax expense	1,637	1,282	28%

     Interest and other (expense) income, net. Interest and other (expense) income, net, decreased by $800 thousand for the three months ended September 30, 2009 from the same period in 2008 due primarily to lower interest rates on our cash and investments and net foreign exchange losses on international trade receivables.
     Income tax expense. We recorded income tax expense of $1.6 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively. Although we have net deferred tax assets as of December 31, 2008 of approximately $143.6 million with a valuation allowance of $140.1 million primarily related to our net operating loss carryforwards (“NOLs”) and tax credit carryforwards, from time-to-time we are required to record an income tax provision:
•	for tax expense in certain subsidiaries or jurisdictions for which we do not have NOLs to utilize;
•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash; and
•	for tax expense in certain subsidiaries or jurisdictions for which we have not fully reserved the deferred tax assets.
     We have significant deferred tax assets in domestic and foreign jurisdictions and periodically, management reviews our deferred tax assets and evaluates the need for a valuation allowance. Given the current economic environment and the anticipated decline in revenue from our largest customer, management believes it is necessary to see further evidence of the achievement of our domestic growth targets before any valuation allowance can be released with respect to these operations. A portion of any such release could have a positive impact on our income tax expense and net income in the period in which it is released. For periods subsequent to the release of the deferred tax valuation allowance, we expect a significant increase in the effective tax rate reported on earnings after deferred tax assets have been utilized. We continue to evaluate our deferred tax asset valuation allowance by various tax jurisdictions for long term profitability to determine if a portion of the allowance should be released. We may begin to release a portion of the deferred tax asset valuation allowance in certain jurisdictions as early as the fourth quarter of 2009.
Comparison of the Nine Months Ended September 30, 2009 and 2008
     Revenue. The following table sets forth our revenue data for the nine months ended September 30, 2009 and 2008. The table provides the percentage change of each revenue type for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	Enterprise			Postilion			Total
	2009	2008	Chg	2009	2008	Chg	2009	2008	Chg
Revenue:
Software licenses	$6,948	$5,722	21%	$27,206	$21,138	29%	$34,154	$26,860	27%
Support and maintenance	14,459	12,405	17%	25,110	24,152	4%	39,569	36,557	8%
Professional services	55,165	54,935	0%	17,787	14,862	20%	72,952	69,797	5%
Data center	21,183	21,404	-1%	11,609	15,192	-24%	32,792	36,596	-10%

Total revenue	$97,755	$94,466	3%	$81,712	$75,344	8%	$179,467	$169,810	6%

     Total revenue increased by $9.7 million, or 6%, for the nine months ended September 30, 2009 compared to the same period in 2008 mainly due to both segments’ growth in Software licenses, Support and maintenance and Professional services revenue. For the nine months ended September 30, 2009, revenue was unfavorably impacted from foreign currency exchange rates for operations in Europe and South Africa by approximately $5.4 million when compared to the same period in 2008.
     Our Enterprise segment revenue increased $3.3 million, or 3%, for the nine months ended September 30, 2009 compared to the same period in 2008 which included a $2.0 million unfavorable impact from foreign currency exchange rates for operations in Europe for Software licenses ($200 thousand), Support and maintenance ($300 thousand), Professional services ($500 thousand) and Data center ($1.0 million). Software licenses revenue for our Enterprise segment increased 21% from the prior year’s first nine months due primarily to the demand for our corporate Internet banking solution. Support and maintenance revenue for our Enterprise segment increased 17% from the prior year’s first nine months due primarily to increased licensing activity of our personal, business and corporate Internet banking solutions. The increase in Professional services revenue for our Enterprise segment for work related to an implementation for a large international bank and growth in the number of projects for our personal, business and corporate Internet banking solutions was offset by a $4.4 million decline in projects with our largest customer. Professional services revenue in any one quarter can be impacted by the number and size of customer projects and therefore can increase or decrease significantly based on project activity. Data center revenue for our Enterprise segment declined by 1% from the prior year’s first nine months primarily due to unfavorable foreign exchange impact in Europe.
     Our Postilion segment revenue increased $6.4 million, or 8%, for the nine months ended September 30, 2009 compared to the same period in 2008 which included a $3.4 million unfavorable impact from foreign currency exchange rates for operations in Europe for Software licenses ($1.4 million), Support and maintenance ($1.0 million) and Professional services ($1.0 million). Software licenses revenue for our Postilion segment increased 29% from the prior year’s first nine months due primarily to the demand for our payments solutions and increased licensing activity for our full-service banking solutions. The conversion of self-service banking customers in North America from annual support and maintenance agreements to long-term subscription agreements, which in some cases included hosting services, also contributed approximately $2.4 million to the increase in Software licenses revenue. Support and maintenance revenue for the Postilion segment increased 4% from the prior year’s first nine months due primarily to increased licensing activity for our payments solutions, partially offset by the impact of our self-service banking customers converting to subscription agreements. Professional services revenue for the Postilion segment increased 20% from the prior year’s first nine months primarily due to increased licensing of our payments solutions. Professional services revenue in any one quarter can be impacted by the number and size of customer projects and therefore can increase or decrease significantly based on project activity. Data center revenue for our Postilion segment decreased 24% from the prior year’s first nine months due in part to the conversion of hosted customers to long-term subscription agreements and the impact of customer attrition that occurred primarily during 2008.
     Operating direct costs. The following table sets forth our operating direct costs for the nine months ended September 30, 2009 and 2008. The table provides each operating direct cost type as a percentage of the applicable revenue type for the periods presented (dollars in thousands):

					Nine Months Ended September 30,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Operating direct costs:
Cost of software licenses	$663	10%	$988	17%	$2,072	8%	$2,087	10%	$2,735	8%	$3,075	11%
Cost of professional services, support and maintenance	32,767	47%	33,345	50%	23,230	54%	21,602	55%	55,997	50%	54,947	52%
Cost of data center	12,052	57%	11,695	55%	9,117	79%	8,006	53%	21,169	65%	19,701	54%

Total operating direct costs	$45,482	47%	$46,028	49%	$34,419	42%	$31,695	42%	$79,901	45%	$77,723	46%

     Total operating direct costs increased $2.2 million for the nine months ended September 30, 2009 compared to the same period in 2008, mainly due to an increase in Cost of professional services and Cost of data center in the Postilion segment. As a percentage of revenue, total operating direct costs were 45% and 46% for the nine months ended September 30, 2009 and 2008, respectively. Total operating direct costs exclude charges for depreciation of property and equipment. For the nine months ended September 30, 2009, total operating direct costs were favorably impacted from foreign currency exchange rates for operations in Europe, South Africa and India by approximately $2.1 million when compared to the same period in 2008 primarily for Cost of professional services, support and maintenance.
     Cost of software licenses. Cost of software licenses for our products sold includes the cost of software components that we license from third parties as well as the amortization of acquired technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as incurred. The Cost of software licenses could increase in future periods if we license and install more of our products that include third party products. Acquired technology amortization was $1.4 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. Overall, the Cost of software licenses was 8% and 11% of Software licenses revenue for the nine months ended September 30, 2009 and 2008, respectively.
     Cost of professional services, support and maintenance. Cost of professional services, support and maintenance consists primarily of personnel and related infrastructure costs and excludes charges for depreciation of property and equipment. Operating direct costs associated with professional services, support and maintenance increased 2% for the nine months ended September 30, 2009 compared to the same period in 2008 primarily to support our customers and project growth in the Postilion segment, partially offset by a favorable foreign exchange impact. As a percentage of revenue, Cost of professional services, support and maintenance was 50% and 52% of Support and maintenance and Professional services revenue for the nine months ended September 30, 2009 and 2008, respectively.
     Cost of data center. Cost of data center consists primarily of personnel costs, facility costs and related infrastructure costs necessary to support our data center business and excludes charges for depreciation of property and equipment. Cost of data center increased 7% for the nine months ended September 30, 2009 compared to the same period in 2008 due primarily to higher costs as we increased resources to support our customers and new hosted payments customers. Additionally, the conversion of customers to subscription agreements and customer attrition in Postilion’s self-service banking business has unfavorably increased the Cost of data center as a percentage of Data center revenue. As a percentage of Data center revenue, Cost of data center was 65% and 54% for the nine months ended September 30, 2009 and 2008, respectively.
     Operating indirect expenses. The following table sets forth our operating indirect expenses for the nine months ended September 30, 2009 and 2008. The table provides each type of operating indirect expense as a percentage of total revenue of each line item for the periods presented (dollars in thousands):

					Nine Months Ended September 30,
	Enterprise				Postilion				Total
	2009	%	2008	%	2009	%	2008	%	2009	%	2008	%
Operating indirect expenses:
Selling and marketing	$9,853	10%	$11,614	12%	$13,898	17%	$14,305	19%	$23,751	13%	$25,919	15%
Product development	15,891	16%	13,154	14%	10,250	13%	8,286	11%	26,141	15%	21,440	13%
General and administrative	8,559	9%	10,141	11%	9,022	11%	8,771	12%	17,581	10%	18,912	11%
Depreciation and amortization of intangible assets	3,705	4%	3,392	4%	3,593	4%	3,293	4%	7,298	4%	6,685	4%

Total operating indirect expenses	$38,008	39%	$38,301	41%	$36,763	45%	$34,655	46%	$74,771	42%	$72,956	43%

Operating income	$14,265	15%	$10,137	11%	$10,530	13%	$8,994	12%	$24,795	14%	$19,131	11%

     For the nine months ended September 30, 2009, operating indirect expenses were favorably impacted from foreign currency exchange rates for operations in Europe, South Africa and India by approximately $4.4 million when compared to the same period in 2008.
     Selling and marketing expenses. Selling and marketing expenses decreased 8% for the nine months ended September 30, 2009 compared to the same period in 2008 due primarily to a decrease in stock-based compensation expense of $2.0 million and a $1.3 million favorable impact from foreign currency exchange rates for operations in Europe and South Africa partially offset by higher commissions due to sales growth and increased sales staff. As a percentage of revenue, Selling and marketing expenses were 13% and 15% for the nine months ended September 30, 2009 and 2008, respectively.
     Product development expenses. Product development expenses increased 22% for the nine months ended September 30, 2009 compared to the same period in 2008 as both segments continued to build out product functionality and invest in customer satisfaction initiatives. This increase was partially offset by a decrease in stock-based compensation expense of $500 thousand and a $2.3 million favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. We expect that product development costs will remain relatively flat for the remainder of 2009. As a percentage of revenue, Product development expenses were 15% and 13% for the nine months ended September 30, 2009 and 2008, respectively.
     Historically, we have not capitalized Product development expenses because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future.
     General and administrative expenses. General and administrative expenses decreased 7% for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to lower stock-based compensation expense of $1.7 million and a $700 thousand favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. As a percentage of revenue, General and administrative expenses were 10% and 11% for the nine months ended September 30, 2009 and 2008, respectively.

     Depreciation and amortization of other intangible assets. Depreciation and amortization of the intangible assets expense increased 9% for the nine months ended September 30, 2009 compared to the same period in 2008 due primarily to capital expenditures for our data center.
     Non-operating expenses. The following table sets forth our non-operating expenses for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008	Chg
Non-operating expenses:
Interest and other (expense) income	$(1,034)	$714	-245%
Income tax expense	3,276	3,328	-2%
     Interest and other (expense) income, net. Interest and other (expense) income, net, decreased by $1.7 million for the nine months ended September 30, 2009 from the same period in 2008 primarily due to lower interest rates on our cash and investments and net foreign exchange losses on international trade receivables.
     Income tax expense. We recorded income tax expense of $3.3 million for both the nine months ended September 30, 2009 and 2008. Although we have net deferred tax assets as of December 31, 2008 of approximately $143.6 million with a valuation allowance of $140.1 million primarily related to our NOLs and tax credit carryforwards, from time-to-time we are required to record an income tax provision:
•	for tax expense in certain subsidiaries or jurisdictions for which we do not have NOLs to utilize;

•	in the United States due to limitations on the use of our federal NOLs for alternative minimum tax purposes which will be paid in cash; and

•	for tax expense in certain subsidiaries or jurisdictions for which we have not fully reserved the deferred tax assets.
     We have significant deferred tax assets in domestic and foreign jurisdictions and periodically, management reviews our deferred tax assets and evaluates the need for a valuation allowance. Given the current economic environment and the anticipated decline in revenue from our largest customer, management believes it is necessary to see further evidence of the achievement of our domestic growth targets before any valuation allowance can be released with respect to these operations. A portion of any such reversal could have a positive impact on our income tax expense and net income in the period in which it is reversed. For periods subsequent to the release of the deferred tax valuation allowance, we expect a significant increase in the effective tax rate reported on earnings after deferred tax assets have been utilized. We continue to evaluate our deferred tax asset valuation allowance by various tax jurisdictions for long term profitability to determine if a portion of the allowance should be released. We may begin to release a portion of the deferred tax asset valuation allowance in certain jurisdictions as early as the fourth quarter of 2009.

Liquidity and Capital Resources
     Our primary source of cash is cash collections from our customers following the purchase of software licenses, product support, professional services and hosting services. Payments from customers for product support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, leased facilities, capital expenditures and equipment leases. The following tables show selected information about our cash flows during the nine months ended September 30, 2009 and 2008 and selected balance sheet data as of September 30, 2009 and December 31, 2008 (in thousands):

	Nine Months ended September 30,
	2009	2008
Net cash provided by operating activities before changes in operating assets and liabilities	$29,262	$29,532
Change in operating assets and liabilities	(10,112)	1,649

Net cash provided by operating activities	19,150	31,181
Net cash (used in) provided by investing activities	(9,084)	13,645
Net cash used in financing activities	(7,700)	(12,094)
Effect of exchange rates on cash and cash equivalents	1,201	(2,357)

Net increase in cash and cash equivalents	$3,567	$30,375

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$67,407	$63,840
Working capital	75,216	55,804
Total assets	299,302	278,686
Total stockholders’ equity	231,024	208,740
     Operating Activities. For the nine months ended September 30, 2009, cash provided by operating activities of $19.2 million consisted primarily of net income adjusted for the effect of non-cash expenses, partially offset by changes in our operating assets and liabilities. The increase in accounts receivable was primarily due to the increase in unbilled receivables related to revenue recognized on professional service projects in advance of milestone billing that we expect to bill and collect in future quarters. During 2009, we have paid approximately $2.4 million in income taxes relating to fiscal 2008 and restructuring payments of $2.3 million for facilities vacated in prior years.
     Investing Activities. Cash used in investing activities was $9.1 million for the nine months ended September 30, 2009 resulting from $6.4 million of capital expenditures and the net purchase of $2.7 million of investments. Our capital expenditures during 2009 are primarily for equipment upgrades for our data center. We expect our capital expenditures will remain relatively constant for the remainder of 2009.
     Financing Activities. Cash used in financing activities was $7.7 million for the nine months ended September 30, 2009 primarily due to the repurchase of our common stock of $5.0 million pursuant to an authorized stock repurchase program and $2.9 million for the payment of capital lease and debt obligations. We expect proceeds from the exercise of stock options to partially offset our cash obligations to settle SARs in future periods.
     Off-Balance Sheet Arrangements. Other than operating lease arrangements and purchase commitments, we do not engage in off-balance sheet financing activities. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of our operating lease arrangements and purchase commitments.
     Stock Repurchase Program. During 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million, of which approximately $4.6 million remained available as of September 30, 2009 to be repurchased under the program. Repurchases under the program may be made from time to time in open market and privately negotiated transactions as market and business conditions warrant. The repurchase program may be modified or suspended at any time or from time to time, without prior notice, at our discretion. Shares acquired pursuant to the stock repurchase program are canceled, thereby reducing the total number of shares of common stock outstanding. During the nine months ended September 30, 2009, we repurchased 755 thousand shares for a total cost of $5.0 million.
     Restructuring. Our restructuring reserves include future rent payments for vacated facilities, net of anticipated sublease income and severance payments to terminated employees. As of September 30, 2009, we expect to make future undiscounted cash payments, net of anticipated sublease income, related to these restructuring activities of approximately $4.1 million, of which we anticipate to pay approximately $2.2 million within the next twelve months. Leases for our vacated facilities expire on various terms through 2011.
     SARs. As of September 30, 2009, we have a cash liability of approximately $2.8 million related to our SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on our valuation, which uses our closing stock price, among other factors, as of September 30, 2009. There were cash settlements of SARs of $870 thousand during the third quarter of 2009.
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
     Our primary market risk exposures include the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments. During the first nine months ended September 30, 2009, there were no material changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of September 30, 2009, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective as of September 30, 2009 in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or of which our or their property is subject.

Item 1A.	Risk Factors
     During the three months ended September 30, 2009, there were no material changes to the Risk Factors relevant to our operations which were described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as supplemented in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
     You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser”, as defined in 10b-18(a)(3) of the Exchange Act, of shares of our common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $60.0 million of our common stock. In September 2008, our Board of Directors authorized an increase to our previously approved stock repurchase program that provided total authorization for us to purchase up to 4,000,000 shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million. Repurchases under the program may be made from time to time in open market and privately negotiated transactions as market and business conditions warrant. The repurchase program may be modified or suspended at any time or from time to time, without prior notice, at our discretion and has no expiration date. Shares acquired pursuant to the stock repurchase program are canceled, thereby reducing the total number of shares of common stock outstanding. The table below shows the activity for the three months ended September 30, 2009.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number		as part of a publicly	may yet be purchased
	of shares	Average price	announced plan or	under the plan or
Period	purchased	paid per share	program	program
July 1, 2009 - July 31, 2009	1,704	$6.50	1,704	$9,562,143

August 1, 2009 - August 31, 2009	530,529	6.75	530,529	5,978,596

September 1, 2009 - September 30, 2009	222,646	6.13	222,646	4,613,863

Total	754,879	$6.57	754,879

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000 and incorporated herein by reference).

3.4	Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A filed with the SEC on September 30, 1998 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed with the SEC on May 8, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 15, 2000 and incorporated herein by reference).

4.2	Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 31, 1999 and incorporated herein by reference).

10.1	Amendment to Agreement between S1 and Paul Parrish dated August 18, 2009 (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on August 18, 2009 and incorporated herein by reference).

10.2	Amendment to Agreement between S1 and Meigan Putnam dated August 18, 2009 (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on August 18, 2009 and incorporated herein by reference).

10.3	Separation and Consulting Agreement between S1 and Stephen M. Dexter dated August 27, 2009 (filed as Exhibit 10.1 to S1’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on August 31, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 6, 2009.

S1 CORPORATION
By:	/s/ PAUL M. PARRISH
Paul M. Parrish
Chief Financial Officer (Principal Financial Officer)