Form 10-K
period 2009-12-31
S1 CORP /DE/
filed 2010-03-05
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-24931
S1 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2395199 (I.R.S. Employer Identification No.)	(404) 923-3500 (Registrant’s telephone number including area code)

705 Westech Drive Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $6.92, and was $363.3 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant.
Shares of common stock outstanding as of February 17, 2010: 51,746,087
Documents Incorporated by Reference
Portions of S1 Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on or about May 24, 2010 is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A which the registrant intends to file no later than 120 days after December 31, 2009 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

S1 CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I
This annual report on Form 10-K and the documents incorporated into this annual report on Form 10-K by reference contain forward-looking statements and information relating to our subsidiaries and us within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial position, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “estimates,” “intends” or similar terminology identify forward-looking statements. Forward-looking statements may include projections of our revenue, expenses, capital expenditures, earnings per share, product development projects, future economic performance or management objectives. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described under the caption “Risk Factors” in Item 1A of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
Item 1. Business.
General Information
S1 Corporation is a leading global provider of payments and financial services software solutions. We offer payments solutions for ATM and retail point-of-sale (“POS”) driving, card management, and merchant acquiring, as well as financial services solutions for consumer, small business and corporate online banking, trade finance, mobile banking, voice banking, branch and call center banking. We sell our solutions primarily to banks, credit unions, retailers and transaction processors. We also provide software, custom software development, hosting and other services to State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”), a relationship that we expect will conclude by the end of 2011.
Founded in 1996, we started the world’s first Internet bank — Security First Network Bank. In 1998, we sold the banking operations and focused on software development, implementation and support services. For several years, our core business was primarily providing Internet banking and insurance applications. Then, through a series of strategic acquisitions and product development initiatives, we expanded our solution set to include applications that deliver financial services across multiple channels and provide payments and card management functionality.
Our vision is to be the leading global provider of payments and financial services software solutions. The key initiatives supporting this vision are to:
•	Maintain the highest possible level of customer satisfaction to create opportunities to sell additional solutions and services;
•	Cross-sell applications from our payments and financial services solution sets;
•	Become the most efficient software company possible through continuous operational improvements;
•	Deliver innovative, quality products and services to meet current market demands and future customer needs; and
•	Broaden our product offerings and increase our market penetration through selective acquisitions and the development of new markets.
Subsequent Event — Acquisition
On March 4, 2010, the Company acquired 100% of the outstanding shares of PM Systems Corporation, a company that provides internet banking, bill payment and security services to credit unions. The purchase price was approximately $28.9 million in cash, net of cash acquired.

Descriptions of Software Solutions
S1 Payments Processing and Card Management
•	ATM Driving drives a wide array of ATM terminals, whether dial-up, leased line, or advanced-functionality devices. Our solution for ATM owners manages online connections to networks, card schemes, and host systems, and provides sophisticated performance monitoring, back office functionality and management information. The solution supports magnetic stripe and EMV cards as well as a comprehensive set of value-added transactions and services.
•	Retail Payments drives fast, cost-effective, and secure payment card processing for retailers, gift card management, merchants and e-commerce operators, enabling all aspects of a payment transaction, from the POS through to the authorizer.
•	Card Management supports secure issuance and life cycle management for credit, debit and prepaid cards and provides extensive authorization and validation services, personal identification number management and management information. Our solution supports magnetic stripe, EMV, contactless and instant issuance options.
•	Merchant Acquiring provides a comprehensive processing platform for handling card payment transactions generated at multiple sales channels including the POS, Internet, call center and mobile phone. A wide variety of card and transaction types are supported including EMV, prepaid and contactless.
S1 Online Banking
•	S1 Consumer Online Banking allows our customers to offer online banking capabilities, including personal finance management, electronic bill payment and presentment, account transfers, alerts and reminders, and online self-service tools. We provide bill-pay services through third-party partnerships.
•	S1 Business Online Banking provides online financial solutions suited for small to mid-market business banking customers. Our software allows our financial institution customers to offer product packages that can satisfy an array of business customer segments with such features as account management and enhanced reporting, payments, foreign exchange and self-service features, including the ability to open new accounts online, report lost cards, reset passwords, stop payments, reorder checks, request check copies, and create electronic alerts.
•	S1 Corporate Banking provides online cash management solutions to some of the world’s largest banks. S1 Corporate Banking is built in a multilingual and multi-currency framework and delivers diverse payment methods, multi-factor authentication capabilities, electronic file delivery, check services, robust information reporting, real-time data on account balances and transactions as well as straight-thru processing on payments from the Automated Clearing House (“ACH”) to Fedwire to the Society for Worldwide Interbank Finance Telecommunication (“SWIFT”).
•	S1 Trade Finance provides online trade finance solutions to some of the world’s largest banks. S1 Trade Finance allows a bank’s customers to quickly and easily manage their international buying and selling activities with one integrated system to create, process and report on trade instruments such as letters of credit, collections, and open account transactions.
•	S1 Mobile Banking and Payments provides the ability for consumers and businesses to access and manage bank account information and perform financial transactions via the convenience of a mobile device. S1 Out-of-Band Authentication provides security against phishing and keystroke-logging attacks to mobile phones.
•	S1 Voice Banking delivers a full range of voice banking functionality, including online and offline transaction processing, call-flow management, and voice driver management.
S1 Branch Banking
•	S1 Teller enables front-line teller employees to perform tasks from a single screen using workflow processes that simplify and enforce adherence to a financial institutions business rules. Efficient workflows also create opportunities for tellers to promote new products and make referrals.
•	S1 Sales and Service Platform provides transaction functionality and embedded relationship management tools along with a universal desktop for instant, real-time access to complete customer and account data. S1 Sales and Service provides tools such as case and lead management, portfolio management and pipeline management and can fill the need for a branch automation, sales force automation and customer relationship management system at the same time in one seamless desktop.

•	S1 Call Center is a fully integrated call center solution that offers workflows, transactions and core services that meet the specialized needs of the call center environment. In addition to the core services found in the teller and sales and service platform, S1 Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management functionality that is typically found in call center operations.
•	S1 Lending provides a highly configurable and robust consumer, business and credit origination software solution that delivers straight-through processing control from application through loan booking, with support for multiple data entry channels. The software is differentiated in part through its ability to deliver broad application-level strength in each area of lending through a universal platform, which provides operational and administrative consistency and control.
Reporting Segments
We operate and manage S1 in two business segments: Postilion and Enterprise. We separate our banking businesses based on the size of the financial institution we sell to as the solutions and related services required by each can differ in complexity and the length of the implementation cycle. We group our payments solutions with our community and regional banking and credit union solutions due to similar platform technology and the service requirements for implementation.
The Postilion segment provides ATM and retail POS driving, card management and merchant acquiring solutions targeting organizations of all sizes globally as well as online banking, mobile banking, voice banking, call center, branch and lending solutions for community and regional banks and credit unions in North America.
The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to deliver services to their consumer and corporate customers including those for online, mobile, branch and call center banking. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm. We expect our relationship with State Farm will conclude by the end of 2011.
Industry Background
There are many global factors influencing the competitive environment for financial institutions and retailers including:
•	economic conditions and particularly the impact of the lack of liquidity in credit markets;
•	pressure to grow their businesses;
•	pressure to reduce costs;
•	impact of mergers and acquisitions;
•	pressure on customer retention and better use of customer data;
•	increasing electronic payment transaction volumes;
•	increased security concerns and regulatory requirements; and
•	the need to minimize information technology and infrastructure costs while meeting the ever-rising consumer expectations for customer service and convenience.
We believe that the above factors are influencing financial institutions and retailers to look for new ways to effectively service and sell to their customers through all of their interaction channels, including their physical locations, call centers, the Internet, the telephone, at the ATM and at the POS.
Financial institutions can more cost-effectively grow their businesses by cross-selling additional products and services to existing customers. This is difficult to do if they are not able to understand the needs of their customers and customer segment behavior and intelligently market services and products to these customers. Our financial services solutions are designed to not only provide financial institutions with greater insight into customer data, but also into customer transaction behavior.
As new channels for delivering financial services were introduced, many financial institutions took a tactical approach in expanding their offerings, incrementally adding these new channels as they fit in with their evolving business plans. Each channel functioned independently, with limited, if any, interactions and knowledge of the customer interactions occurring in the other channels. This infrastructure, which features disparate vendors and technologies, has become too expensive for many institutions to support and too inefficient for consumers and businesses to utilize as a basis for interacting with their financial institution.

By implementing multiple applications on a single technology platform — the long-term value proposition for many of our solutions — financial institutions are able to reduce the number of technology platforms, interfaces and administrative resources associated with supporting their operations. We believe that financial institutions which provide a unified experience for their customers across multiple points of interaction, delivered at the lowest possible cost, will gain a key competitive advantage.
In addition to these broad industry drivers, there are other catalysts that are driving new technology purchase decisions by financial institutions including increased regulatory requirements such as those in the areas of identity theft prevention, “Check 21” legislation, anti-money laundering, and in the European Union, the conversion to the Single Euro Payments Area. Many internally developed systems or older systems either do not support these requirements or require a costly investment to bring those systems into compliance. Additional security requirements are expected for high risk transactions.
Retailers face constant pressure to become more efficient in order to protect and improve their margins in an increasingly competitive environment. Current economic conditions are amplifying this pressure and creating additional focus by retailers on how to process payments at the POS in their stores, via the Internet and with mobile devices in a more cost-effective manner.
Retailers can realize significant savings by using our software to acquire and route payments initiated in their stores, on the Internet and through other delivery channels. In addition, our software also provides additional back office functionality that can improve operational efficiencies. Lastly, for retailers who prefer outsourcing their payments processing, we offer a hosting solution which allows them to utilize the functional strength of our solution without requiring additional staff to manage an on-premise implementation.
There are also a variety of factors, both global and territory/country-specific, that influences the competitive marketplace for our payments processing and card management solutions. One of the primary drivers is security concerns which have given rise to an increase in regulatory requirements and security enhancements, such as the Payment Card Industry Data Security Standard (“PCI-DSS”) and Visa’s Payment Application Best Practices. We believe this increase in security concerns and the associated regulatory requirements can cause organizations in the payments space to consider replacing their existing legacy payments platforms, including in-house systems, which are generally more expensive to maintain from a compliance perspective.
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
Customers and Revenue
We derive a significant portion of our revenue from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance, hosting applications in our data center, and from electronic bill payment services. We also generate recurring revenue by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. We reported revenue of $238.9 million, $228.4 million and $204.9 million in 2009, 2008 and 2007, respectively. Our revenue attributed to sales in the United States as compared to total reported revenue was 72%, 72% and 75% in 2009, 2008 and 2007, respectively.
We have one customer that accounts for over 10% of our total revenue. Revenue from State Farm was 16%, 18% and 21% of our consolidated revenue and 30%, 33% and 39% of our Enterprise segment revenue during the years ended December 31, 2009, 2008 and 2007, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We generated $38.4 million of revenue in 2009 from State Farm and expect to generate approximately $25 - $26 million in revenue in 2010 and approximately $15 - $16 million in revenue in 2011 from this customer.

Refer to the notes of our consolidated financial statements for a further discussion of the various types of revenue, revenue recognition policies, and financial information regarding segment reporting and geographic areas.
Sales and Marketing
Each business segment maintains dedicated sales forces that are focused on product sales for their specific solutions to their target markets. Within each segment are trained sales support personnel and solutions architects who provide functional and technical expertise to maximize the customer’s understanding of our solutions. The sales cycle for large financial institutions generally lasts from six to 18 months and is typically facilitated by direct sales teams. Sales to community and regional banks and credit unions are typically facilitated by both direct and telephone-based sales teams and the sales cycle generally lasts from six to nine months. The sales cycle for our payments solutions, which target financial institutions and retailers of all sizes, generally lasts from six to 12 months and is typically facilitated by direct sales teams. We also have relationships with resellers that act as an indirect channel to expand our market penetration, primarily for our payments and branch banking solutions.
In the United States, we primarily utilize direct sales teams that call on financial institutions and retailers to identify sales opportunities. Our Postilion segment also utilizes resellers for its branch banking solutions. Our sales teams are organized by product lines and call on existing customers and new prospects for first time sales and for cross-selling new and add-on applications and services. Our sales teams are responsible for the relationship with their assigned customers, including customer satisfaction, product and service delivery, and cross-selling new and add-on applications and services. Additionally, we have dedicated client service personnel in place for our larger customers to further support the relationship.
In the Europe and Middle East region, we sell primarily through direct sales in specific territories such as the United Kingdom, Belgium, the Netherlands, Germany, Italy, the Nordics, Eastern Europe, Dubai and certain other countries in the Middle East, and through resellers in other areas such as Kuwait, Austria, Greece, Jordan, Egypt and Israel. In Africa, we sell on a direct sales basis in South Africa and on a reseller basis in the rest of Africa. In the Asia-Pacific region, our sales efforts are focused primarily through resellers in countries such as China, Taiwan, Indonesia and Malaysia with direct sales into Thailand, Singapore, Australia and New Zealand.
In addition to internal sales efforts and joint efforts with distribution partners, we market our products and services in other ways to build awareness of our brands coordinated through a centralized marketing team. Our marketing efforts include the use of online marketing, direct marketing, telemarketing, special events, public relations, memberships in key industry organizations, participation in industry conferences and establishing close relationships with industry analysts to help drive demand for our solutions as well as guide product development and marketing efforts.
We have built a global network of alliances, allowing us to more fully extend our expertise, capabilities, and reach within the markets we address. We have established strategic, technology, and channel relationships with a number of organizations. We have relationships with companies such as IBM, Microsoft and numerous core processing vendors such as Fiserv, Inc. and Fidelity National Information Services, Inc. We also have relationships with key technology providers, including bill payment providers, credit card processing vendors, retail POS vendors, and printed product vendors.
Services
In addition to licensing software, both the Postilion and Enterprise segments provide a broad array of services to meet the needs of our customers. The services include planning, project management, implementation, integration and customization of customer software applications, ongoing maintenance and support and application hosting.
Professional Services. Our professional services teams facilitate the implementation and customization of our software solutions. Our professional services organizations are engaged in the following activities:
•	Project Management — our project managers are responsible for the oversight of services projects throughout the implementation cycle;
•	Implementation — our professional services teams install and configure our software;
•	Custom Software Development — our software developers customize our software solutions to meet the specific business requirements of our customers;

•	Integration — we assist our customers in integrating and testing our software with core banking systems and other applications within their environment;
•	Educational Services — our training professionals help our customers train their employees to use our solutions to better serve their customers; and
•	Web Design Services — our web design group assists with the delivery of a complete web presence for financial institutions.
Customer Support. Our customer support teams offer various levels of service to meet an organization’s support needs including:
•	Technical Support — our customer support engineers provide technical support for our products;
•	Software Release Management — we provide software upgrades that include enhancements to our software as well as operational and performance improvements; and
•	Online Support — our support website is designed to provide “one-stop” access to technical information for our products including FAQs, download patches, updated documentation, and support bulletins.
Data Center Services. Our hosting services provide systems outsourcing, data center hosting, operational management and control across the full range of personal, small business and corporate Internet banking, mobile, voice, and payment processing applications. We host S1 applications for our global and international customers in our data center facility in Norcross, Georgia. Our operating environment was designed to address mission-critical operations, such as security, recovery and availability of data. Our data center is a hardened facility that can scale to support large volumes of customers.
Competition
The market for financial and payments software is competitive, rapidly evolving and subject to technological change. We currently perceive our near-term competition as coming from three primary areas: (1) financial institutions’ proprietary in-house development organizations, (2) single-point solution vendors, and (3) core processing vendors.
In-house Development Organizations. Some financial institutions conduct a significant portion of their software development in-house while others have chosen to outsource to third-party vendors. Generally, only very large organizations have the ability to develop solutions internally. We believe financial organizations may encounter the following challenges when developing financial software in-house:
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
Single-Point Solution Vendors. These vendors offer solutions for a specific line of business and/or channel. In the online consumer and business banking space, we compete primarily with Digital Insight (a division of Intuit Inc.), Financial Fusion (a division of Sybase Inc.), Corillian Corporation (a division of Fiserv, Inc.), and Q2 Software. In the corporate banking space, we compete primarily with Fundtech Ltd., ACI Worldwide, Inc., Clear2Pay and Bottomline Technologies. In branch banking, we compete primarily with Argo Data Resource Corporation and Fidelity National Information Services, Inc. In the payments processing and card management space, we compete primarily with ACI Worldwide, Inc. We believe the disadvantages associated with single-point solution providers include:
•	integrating applications and channels from multiple vendors may greatly lengthen a financial organization’s time-to-market and implementation costs;
•	operating and upgrading solutions from multiple vendors is typically very costly; and
•	combining solutions across different channels does not provide a single view of the customer.

Core Processing Vendors. These vendors offer data processing services and outsourcing for financial institutions’ systems of record. In this space, we compete with companies such as Fidelity National Information Services, Inc., Fiserv, Inc. and Jack Henry and Associates, Inc. A number of these companies offer front office products within a packaged pricing scheme integrated with their core back office capabilities. We believe the primary disadvantage of this approach is that these front office applications will generally lag behind the market to some degree in terms of functions and features and are of a secondary focus to the vendor behind their data processing and other back office products and services. Although we are in competition with core processing vendors, we do partner with certain core processing vendors for bill-pay services.
Product Development
As software and related services are influenced by rapid technological changes, customer needs and regulatory requirements, we continue to invest in the development of enhancements to existing solutions and new product solutions. We employ best practices from well-known enterprise software companies to help ensure that the entire organization — products, services, delivery and support - is ready to successfully and repeatedly deliver products to the market and focus on customer success. We utilize resources from locations in the United States, South Africa and India for product development, support and implementation services. We develop most of our solutions internally and spent $34.6 million, $29.3 million and $23.7 million on product development efforts in 2009, 2008 and 2007, respectively.
We continue to expand our product functionality across all channels of our financial services solutions to support demand for new enhancements and customizations to better support our customers and address sales opportunities. We continue to expand our payments solutions to meet the growing demand around the world. We also expect to continue to focus significant product development efforts updating the technology platforms for several of our solutions, including the Postilion segment’s online solutions.
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
Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, establish procedures and practices to protect and secure customer data, establish fraud detection capabilities for customer transactions and notify customers of data breach incidents. These privacy provisions are implemented by regulations with which compliance is required. Additionally, many legislative and regulatory actions have been enacted or are pending at the state and federal level with respect to privacy. Further, we and our customers may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and may in the future consider other Internet-related legislation. Laws applicable to Internet based transactions remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We also may be subject to encryption and technology export laws which, depending on future developments, could adversely affect our business.
Employees
As of December 31, 2009, we had approximately 1,560 full-time employees, including 910 in customer support, hosting services and professional services, 120 in sales and marketing, 390 in product development, and 140 in general and administrative. Additionally, we use the services of independent contractors, primarily for professional service projects and product development. We believe that relations between the Company and its employees are satisfactory. Our success is highly dependent on our ability to attract and retain qualified employees.

Patents, Trademarks, Copyrights, Licenses and Proprietary Rights
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. For a discussion of certain risks associated with intellectual property, please refer to “Risk Factors” in Item 1A of Part I.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge at our website at www.s1.com on our investors page as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). You may also obtain a copy of any of these reports directly from the SEC. You may read and copy any material we file or furnish with the SEC at their Office of Investor Education and Advocacy, located at 100 F Street N.E., Washington, D.C. 20549. The phone number for information about the operation of the SEC Office of Investor Education and Advocacy is 1-800-732-0330 (if you are calling from within the United States), or 202-551-8090. Because we electronically file our reports, you may also obtain this information from the SEC internet website at www.sec.gov. You can obtain additional contact information for the SEC on their website. Additionally, you can request copies of our Annual Report on Form 10-K without charge by contacting Investor Relations, S1 Corporation, 705 Westech Drive, Norcross, Georgia 30092 or by calling 404-923-3500.
We also make available, on our website, the charters of our Audit, Compensation, Corporate Governance and Nominating and Strategic Planning Committees, and our Code of Ethics.
Item 1A. Risk Factors.
You should consider carefully the following risks. If any of the following risks actually occur, our business, financial position or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Our business, which depends heavily on revenue from customers in the banking and insurance industries and other financial services firms, may be materially adversely impacted by volatile U.S. and global market and economic conditions
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the banking and insurance industries and other financial services firms. Given the concentration of our business activities in financial industries, we may be particularly exposed to economic downturns in those industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile, and volatility reached unprecedented levels over the past two years. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, and adversely affect our operating results. In addition to mergers and acquisitions in the banking industry, we have seen an increased level of bank closures and government supervised consolidation transactions. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions, be closed by regulators, or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed. Additionally, our investment portfolio is generally subject to credit, market, liquidity and interest rate risks and the value and liquidity of our investments may be adversely impacted by U.S. and global market and economic conditions including bank closures.
We expect that the revenue we generate from our largest customer, State Farm, will decrease over the next two years as our work efforts for them conclude by the end of 2011 which may cause our financial performance and our stock price to suffer
State Farm accounted for 16%, 18% and 21% of our consolidated revenue and 30%, 33% and 39% of our Enterprise segment revenue during the years ended December 31, 2009, 2008 and 2007, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We generated $38.4 million of revenue in 2009 from State Farm and expect to generate approximately $25 — $26 million in revenue in 2010 and approximately $15 — $16 million in revenue in 2011 from this customer. We can give no assurance that we will be able to generate the foregoing revenue amounts from State Farm or that we will be able to replace the revenue or associated gross margin from State Farm.

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
The delay or cancellation of a customer project, or inaccurate project completion estimates, may adversely affect our operating results and cause our financial performance to suffer
Any unanticipated delays in a customer project, changes in customer requirements or priorities during the project implementation period, inaccurate project completion estimates, or a customer’s decision to cancel a project, may adversely impact our operating results and financial performance. When professional services are considered essential to the functionality of our software, we record license and professional services revenue over the project implementation period using the percentage of completion method, which is generally measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. The percentage of completion accounting method requires ongoing estimates of the progress being made on complex and difficult projects and documenting this progress is subject to potential inaccuracies. Any inaccuracies or changes in estimates may lead to significant changes to our financial results and adversely impact our operating results and financial performance.
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
Our business and financial results may be negatively impacted by fluctuations in foreign currency exchange rates
In 2009, approximately 16% of our revenue and 26% of our operating expenses were transacted in currencies other than U.S. Dollars. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries generally invoice their customers and satisfy their obligations in their local currencies. Therefore, our revenue may be impacted by foreign currency fluctuations from these international operations but the impact to our net income is generally minimized. However, our development center in India is not naturally hedged as their costs are in the local currency but they are funded in U.S. Dollars or British Pounds. Additionally, our South Africa operations are approximately 50% naturally hedged as some of the development and professional services performed are funded in U.S. Dollars and British Pounds. Accordingly, currency fluctuations in the Indian Rupee or South African Rand may negatively impact our net income.
Acquisitions may be costly and difficult to integrate, divert management resources or dilute stockholder value
We have made acquisitions in the past and we may make additional acquisitions in the future. The integration of these companies and any future acquisitions into our existing operations is a complex, time-consuming and expensive process and may disrupt our business. Among the potential issues related to integration are:
•	incompatibility of business cultures;
•	delays in integrating diverse technology platforms;
•	difficulties in coordinating geographically separated organizations;
•	difficulties in re-training sales forces to market all of our products across all of our intended markets;
•	difficulties implementing common internal business systems and processes;
•	conflicts in third-party relationships; and
•	loss of customers and key employees and the diversion of the attention of management from other ongoing business concerns.
Additionally, the use of equity to finance an acquisition could dilute the interests of our stockholders.

Our market is highly competitive and if we are unable to keep pace with evolving technology, successfully introduce new or enhanced products, or successfully migrate customers to new versions of our software, our financial performance maybe adversely impacted and our future prospects may decline
The market for our products and services is characterized by rapidly changing technology, intense competition and evolving industry standards. We have many competitors who offer various components of our suite of applications or who use a different technology platform to accomplish similar tasks. In some cases, our existing customers also use some of our competitors’ products. Our future success will depend on our ability to develop, sell, implement and support enhancements of current products and new software products in response to changing customer needs. If the completion of the next version of any of our products is delayed or is otherwise unsuccessful, or if we are unable to successfully migrate customers to new versions of our software, including without limitation the Postilion segment’s new online banking solution, our financial performance and future prospects could be harmed. In addition, competitors may develop products or technologies that the industry considers more attractive than those we offer or that render our technology obsolete.
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
•	actual or anticipated variations in our quarterly operating results;
•	approximately 28% of our common stock is owned by five institutions as of December 31, 2009, and a change in position of any one of these holders could cause a significant drop in our stock price if market demand is insufficient to meet sales demand;
•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;
•	delays or failures in introducing new or enhanced products or in migrating customers to new versions of our software:
•	changes in financial estimates by securities analysts;
•	conditions or trends in the computer software, electronic commerce and Internet industries;
•	changes in the market valuations of other technology companies;
•	developments in Internet regulations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	unscheduled system downtime of our products in either a hosted or in-house environment;
•	security breaches in our software or facilities may cause harm to our business and reputation, result in a loss of customers or result in material liability to us;
•	additions or departures of key personnel; and
•	sales of our common stock or other securities in the open market.

Future sales of our common stock in the public market could negatively affect our stock price
If our stockholders sell substantial amounts of our common stock, including shares issued when options are exercised or shares of our preferred stock are converted into common stock, the market price of our common stock could fall. As of December 31, 2009, we had approximately 51.7 million shares of common stock outstanding, assuming no exercise of outstanding options or conversion of preferred stock. As of December 31, 2009, there were outstanding employee stock options to purchase approximately 6.3 million shares of our common stock, 1.0 million shares of unvested restricted stock and 749 thousand shares of preferred stock convertible into an aggregate of 1.1 million shares of our common stock. The common stock issuable upon exercise of these options, vesting of restricted stock, and conversion of this preferred stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall.
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
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial results
Our balance sheet includes goodwill and intangible assets that represent approximately 44% of our total assets at December 31, 2009. These assets consist of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.
We depend upon key employees and may be unable to hire or retain a sufficient number of qualified personnel
Our future performance depends to a significant degree upon the continued contributions of our senior management team and other key employees and on our ability to hire and retain highly skilled management, technical, sales, and customer support personnel. There is substantial competition for employees with the skills we require and we compete for qualified employees with companies that may have greater financial resources than we have. Our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results and financial position.

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
Some anti-takeover provisions contained in our charter and under Delaware law could hinder a takeover attempt
We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our executive offices and corporate headquarters are located in Norcross, Georgia, USA and our other primary domestic offices are in Littleton, Massachusetts; Charlotte, North Carolina; Austin, Texas, and West Hills, California. Our primary international offices are located in Chertsey, England; Capetown, South Africa; Johannesburg, South Africa; Melbourne, Australia; and Pune, India. We maintain additional domestic offices in Colorado Springs, Colorado and Fairport, New York. We maintain additional international offices in Brussels, Dublin, Dubai, Munich and Singapore. We lease all of our office locations except for our corporate headquarters located in Norcross, Georgia, USA, which also houses our data center operations. We believe that our principal properties are suitable and adequate for their use, which are general office buildings. We believe our facilities have sufficient capacity for our existing needs and expected near-term growth.

Our principal locations are as follows:

	Principal Business	Approximate Size	Lease
Principal Locations	Segment	(square feet)	Expiration

Austin, TX, USA	Postilion	26,400	2015
Cape Town, South Africa	Postilion	35,700	2013
Charlotte, NC, USA	Enterprise	26,300	2015
Chertsey, England	Enterprise and Postilion	9,800	2014
Johannesburg, South Africa	Postilion	8,100	2013
Littleton, MA, USA	Enterprise	12,700	2013
Norcross, GA, USA	Enterprise and Postilion	71,000	Owned
Pune, India	Enterprise and Postilion	75,800	2013
West Hills, CA, USA	Postilion	24,900	2018
Item 3. Legal Proceedings.
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of our subsidiaries is a party or of which our or any of our subsidiaries’ property is subject.
Item 4. [Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Securities.
As of the close of business on February 17, 2010 there were 445 holders of record of our common stock. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future, although there are no restrictions on our ability to do so. Our common stock is quoted on the Nasdaq Stock Market under the symbol “SONE”. The following table shows, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market.

	2009		2008
	High	Low	High	Low

First Quarter	$8.00	$4.75	$8.16	$5.25
Second Quarter	7.42	5.04	8.26	5.91
Third Quarter	7.43	5.87	8.28	5.64
Fourth Quarter	6.60	5.65	8.00	4.00
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information with respect to compensation plans under which equity securities of S1 are authorized for issuance to employees, non-employee directors and others as of December 31, 2009:

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average	available for future issuance under
	outstanding options and	exercise price of	equity compensation plans (excluding
	vesting of restricted stock	outstanding options	securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	6,164,228	$5.80	2,080,526

Equity compensation plans not approved by stockholders (1)	1,129,619	12.25	—

Total	7,293,847	$6.96	2,080,526

(1)	As of December 31, 2009, we had outstanding stock option awards previously granted under the following equity incentive plans not approved by our stockholders: S1 Corporation 1997 Employee Stock Option Plan, Security First Technologies Corporation 1998 Directors’ Stock Option Plan, Software Dynamics, Incorporated 1998 Stock Incentive Plan and the Q-Up Systems, Inc. 1999 Stock Option Plan. These plans are closed to new grants.
Comparison of Cumulative Total Return from December 31, 2004 to December 31, 2009
The following table sets forth comparative information regarding the cumulative stockholder return on our common stock since December 31, 2004. Total stockholder return is measured by dividing the sum of the cumulative amount of dividends for the measurement period (assuming dividend reinvestment) and the difference between our share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. Neither S1 nor its predecessor, Security First Network Bank, has paid dividends on its common stock from the date of the initial public offering of Security First Network Bank, May 26, 1996, to December 31, 2009. Our cumulative stockholder return over this period is based on an investment of $100 on December 31, 2004 and is compared to the cumulative total return of the Interactive Week Internet Index and the Nasdaq Composite Index.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
S1 Corporation	$100	$48	$61	$81	$87	$72
Interactive Week Internet Index	$100	$101	$115	$132	$77	$135
NASDAQ Composite	$100	$101	$111	$122	$72	$104

Issuer Purchases of Equity Securities
During 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $60.0 million of our common stock. In September 2008, our Board of Directors authorized an increase to this program that provided total authorization for us to purchase up to 4,000,000 shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million. We completed the stock repurchase program in December 2009. Repurchases under the program were able to be made from time to time in open market and privately negotiated transactions as market and business conditions warranted. The repurchase program was able to be modified or suspended at any time or from time to time, without prior notice, at our discretion and had no expiration date. Shares acquired pursuant to the stock repurchase program were canceled, thereby reducing the total number of shares of common stock outstanding. We did not repurchase any stock in the first six months of 2009. The following table is a summary of the stock repurchases by month made by the Company during 2009:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number		as part of a publicly	may yet be purchased
	of shares	Average price	announced plan or	under the plan or
Period	purchased	paid per share	program	program

Third Quarter
July 1, 2009 - July 31, 2009	1,704	$6.50	1,704	$9,562,143
August 1, 2009 - August 31, 2009	530,529	6.75	530,529	5,978,596
September 1, 2009 - September 30, 2009	222,646	6.13	222,646	4,613,863

Total for third quarter of 2009	754,879	$6.57	754,879	$4,613,863

Fourth Quarter
October 1, 2009 - October 31, 2009	—	$—	—	$4,613,863
November 1, 2009 - November 30, 2009	264,612	6.11	264,612	2,998,251
December 1, 2009 - December 31, 2009	487,860	6.14	487,860	—

Total for fourth quarter of 2009	752,472	$6.13	752,472	$—

Total for fiscal year 2009	1,507,351	$6.35	1,507,351

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
				(4) (5)	(5)
Statement of Operations Data:
Total revenue	$238,927	$228,435	$204,925	$192,310	$179,140
Income (loss) from continuing operations	30,423	21,850	19,495	(12,239)	(28,382)
Income from discontinued operations	—	—	—	30,141	27,325
Net income (loss)	30,423	21,850	19,495	17,902	(1,057)
Revenue from significant customers (1)	38,402	42,084	43,425	47,898	45,374
Stock-based compensation expense	1,602	8,092	8,522	5,663	570
Merger related and restructuring costs	—	—	—	12,485	15,030

Basic earnings (loss) per share:
Continuing operations	$0.56	$0.38	$0.32	$(0.17)	$(0.40)
Discontinued operations	—	—	—	0.42	0.38
Net income (loss)	$0.56	$0.38	$0.32	$0.25	$(0.02)

Diluted earnings (loss) per share:
Continuing operations	$0.55	$0.38	$0.32	$(0.17)	$(0.40)
Discontinued operations	—	—	—	0.42	0.38
Net income (loss)	$0.55	$0.38	$0.32	$0.25	$(0.02)

Balance Sheet Data:
Cash and cash equivalents	$61,784	$63,840	$45,011	$69,612	$85,108
Investments included in current assets (2)	2,318	1,493	23,855	21,392	44,170
Working capital	82,942	55,804	64,318	83,227	106,250
Goodwill	126,605	124,362	125,281	125,300	125,808
Total assets	300,066	278,686	281,844	307,805	344,523
Debt obligation, excluding current portion	5,026	6,196	8,805	4,119	1,391
Total liabilities	61,425	69,946	71,939	83,576	92,137
Stockholders’ equity	238,641	208,740	209,905	224,229	252,386

Other Selected Data:
Cash provided by operating activities	$16,035	$34,147	$31,332	$3,460	$219
Cash (used in) provided by investing activities	(7,688)	15,765	(13,893)	31,626	46,597
Cash used in financing activities (3)	(12,172)	(27,488)	(42,940)	(50,671)	(4,332)
Weighted average common shares outstanding — basic	52,584	55,734	59,746	70,780	70,359
Weighted average common shares outstanding — diluted	53,291	56,449	60,596	n/a	n/a

(1)	Revenue from State Farm.

(2)	Investments include a $2.0 million restricted investment that collateralized a letter of credit in 2009.

(3)	Cash used in financing activities included the repurchase of common stock of $9.6 million in 2009, $25.1 million in 2008, $51.0 million in 2007 and $55.8 million in 2006 pursuant to authorized stock repurchase programs.

(4)	In 2006, stock-based compensation included $200 thousand for discontinued operations related to our Risk and Compliance business sold in 2006.

(5)	In 2004, we acquired Mosaic Software Holdings Limited and we paid an additional acquisition cost of $14.0 million as earn-out consideration for Mosaic in 2006. Discontinued operations included our Risk and Compliance business sold in 2006 which we received approximately $32.6 million and our Edify business sold in 2005 which we received approximately $33.2 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations.
This annual report on Form 10-K and the documents incorporated into this annual report on Form 10-K by reference contains forward-looking statements and information relating to our subsidiaries and us within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial position, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “estimates,” “intends” or similar terminology identify forward-looking statements. Forward-looking statements may include projections of our revenue, expenses, capital expenditures, earnings per share, product development projects, future economic performance or management objectives. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described under the caption “Risk Factors” in Item 1A of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the audited consolidated financial statements and notes appearing elsewhere in this report.
Executive Overview
Background. S1 Corporation is a leading global provider of payments and financial services software solutions. We offer payments solutions for ATM and retail point-of-sale (“POS”) driving, card management, and merchant acquiring, as well as financial services solutions for consumer, small business and corporate online banking, trade finance, mobile banking, voice banking, branch and call center banking. We sell our solutions primarily to banks, credit unions, retailers and transaction processors. We also provide software, custom software development, hosting and other services to State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”), a relationship that we expect will conclude by the end of 2011.
We operate and manage S1 in two business segments: Postilion and Enterprise. We separate our banking businesses based on the size of the financial institution we sell to as the solutions and related services required by each can differ in complexity and the length of the implementation cycle. We group our payments solutions with our community and regional banking and credit union solutions due to similar platform technology and the service requirements for implementation.
The Postilion segment provides ATM and retail POS driving, card management and merchant acquiring solutions targeting organizations of all sizes globally as well as online banking, mobile banking, voice banking, call center, branch and lending solutions for community and regional banks and credit unions in North America.
The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to deliver services to their consumer and corporate customers including those for online, mobile, branch and call center banking. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm. We expect our relationship with State Farm will conclude by the end of 2011.
Summary financial results. Our revenue was $238.9 million for the year ended December 31, 2009 which is an increase of $10.5 million or 5% as compared to the same period in 2008 due primarily to the demand for Postilion’s payments and Enterprise’s online banking solutions offset by a decline in projects with our largest customer, State Farm. In 2009, our net income was $30.4 million which is an increase of $8.6 million when compared to 2008 due primarily to increased revenue, improved professional services margins and lower stock-based compensation expense partially offset by the continued build-out of product functionality, investments in customer satisfaction initiatives, and customer attrition in the Postilion segment’s online banking business. During 2009, we generated $16.0 million in cash provided by operating activities primarily from our net income partially offset by an increase in our accounts receivable.
Subsequent Event — Acquisition
On March 4, 2010, the Company acquired 100% of the outstanding shares of PM Systems Corporation, a company that provides internet banking, bill payment and security services to credit unions. The purchase price was approximately $28.9 million in cash, net of cash acquired.

Revenue from Significant Customers
Revenue from State Farm was 16%, 18% and 21% of our consolidated revenue and 30%, 33% and 39% of our Enterprise segment revenue during the years ended December 31, 2009, 2008 and 2007, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We generated $38.4 million of revenue in 2009 from State Farm and expect to generate approximately $25 — $26 million in revenue in 2010 and approximately $15 — $16 million in revenue in 2011 from this customer.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial position and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. To see further discussion of all the accounting policies and related disclosures, review the notes to the consolidated financial statements. Our critical accounting policies and estimates include those related to:
•	revenue recognition;
•	estimation of our allowance for doubtful accounts and billing adjustments;
•	valuation and recoverability of long-lived assets, including goodwill;
•	determination of the fair value of stock-based compensation;
•	recognition of costs in connection with restructuring plans; and
•	income taxes.
Revenue recognition. Revenue is a key component of our results of operations and is a key metric used by management, securities analysts and investors to evaluate our performance. Our revenue generally includes multiple element arrangements such as software license fees for software products, implementation and customization services, training, post-contract customer support, hosting and data center services and, in some cases, hardware or other third party products and services.
Software licenses revenue. For software license sales for which professional services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured, and (3) the fee is fixed or determinable. In our arrangements that included software licenses, for which vendor specific objective evidence of fair value (“VSOE”) does not exist for the delivered element and exists for all undelivered elements, we use the residual method.
When professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, which is generally measured by the percentage of labor hours incurred to date to estimated total labor hours. We typically use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor costs and indirect costs identifiable with or allocable to the contracts. If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different. For instance, many of our software license revenue arrangements in our Enterprise segment are accounted for using the percentage of completion method since the services are considered essential to the functionality of the software. If it was determined that those services were not essential to the functionality of the software, we may have recognized the license revenue upon delivery of the license, provided other required criteria were satisfied. Further, if we determined that we cannot make reasonably dependable estimates in the application of the percentage of completion method, we would defer all revenue and recognize the revenue upon completion of the contract.
For subscription license arrangements where we sell customers the rights to unspecified products as well as unspecified upgrades and enhancements during a specified term and sometimes includes hosted services, the license revenue is recognized ratably over the term of the arrangement. Subscription revenue is allocated to all elements of the arrangement (Software license, Support and maintenance, and Data center revenue) using a consistent approach which considers the VSOE of support and maintenance and pricing methodologies. In addition, subscription agreements typically contain renewal terms that automatically extend the term of the arrangement for one year or more unless a timely notice of termination is provided.

Support and maintenance revenue. Revenue for post-contract customer support and maintenance is recognized ratably over the contract period.
Professional services revenue. Revenue derived from arrangements to provide professional services on a time and materials basis is recognized as the related services are performed. Revenue for professional services that are deemed to be essential to the functionality of the software is recognized using the percentage of completion method. For other revenue from professional services that are provided on a fixed fee basis, revenue is recognized on a proportional performance basis which is generally a method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Our contractual arrangements are evaluated on a contract-by-contract basis and often require our judgment and estimates that affect the classification and timing of revenue recognized in our statements of operations. The complexity of our process for estimates and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amount of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates including labor rates, utilization and efficiency variances, and specification and testing requirement changes. Specifically, we may be required to make judgments about:
•	whether the fees associated with our products and services are fixed or determinable;
•	whether the collection of our fees is reasonably assured;
•	whether professional services are essential to the functionality of the related software product;
•	whether we have the ability to make reasonably dependable estimates in the application of the percentage of completion and proportional performance methods; and
•	whether we have VSOE of fair value for our products and services.
Additionally, we may be required to make the following estimates which may impact the timing and amounts of revenue recognized during the periods if our presented estimates change:
•	percentage of labor hours incurred to date to the estimated total labor hours for each contract;
•	accrual of unbilled professional services revenue until the milestone billing occurs;
•	provisions for estimated losses on uncompleted contracts; and
•	the need for an allowance for doubtful accounts or billing adjustments.
Data center revenue. Data center arrangements typically include two elements: implementation and transaction processing services. For those data center arrangements which contain elements that qualify as separate units of accounting, the implementation and transaction processing services are recognized as the services are performed. For those data center arrangements that contain elements that do not qualify as separate units of accounting, the professional services revenue earned under these arrangements is initially deferred and then recognized over the term of the data center arrangement or the expected period of performance, whichever is longer. Over-usage fees, bill pay fees and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred.
Estimation of allowance for doubtful accounts and billing adjustments. We are required to report accounts receivable at the amount we expect to collect from our customers. As a result, we are required to use our judgment to estimate the likelihood that certain receivables may not be collected or that we might offer future discounts or concessions for previously billed amounts. Accordingly, we have established a discount allowance for estimated billing adjustments and a bad debt allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for bad debts as a component of selling and marketing expense. We review specific accounts for collectability based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs, and historical discounts, concessions and bad debts, customer concentrations, customer credit-worthiness and current economic trends. Accordingly, our judgments and estimates about the collectability of our accounts receivable affect revenue, selling expense and the carrying value of our accounts receivable.

Valuation and recoverability of long-lived assets, including goodwill. We evaluate the recoverability of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, we use discounted cash flows and market approach to measure fair value in determining the amount of the long-lived assets that should be written off. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:
•	significant under-performance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	our market capitalization relative to net book value.
We are required to perform an annual test of goodwill value to determine whether or not it has been impaired. We use long term forecasts to determine the discounted cash flows and we use the market approach of revenue multiples to estimate the fair value of our reporting units. Our fair value estimates are impacted by many factors including but not limited to changing economic conditions of our customer base, expected growth rates, discount rate, and long term business plans. Future events and changes in circumstances may require us to record an impairment charge if our financial condition or results of operations significantly decline.
Determination of the fair value of stock-based compensation. We account for stock-based compensation using the modified prospective method. In determining the fair value, management makes certain estimates such as but not limited to the expected life of an equity award, the volatility of our stock and risk free rates. Additionally, we are required to estimate forfeitures at the time of grant and adjust them over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. These assumptions affect the estimated fair value of the equity grant. As such, these estimates will affect the compensation expense we record in future periods. These estimates affect the timing of the compensation expense we record. Also, we have outstanding stock appreciation rights (“SARs”) that are cash settled. Therefore, we revalue our liability to settle the SARs awards each period based on an updated valuation which includes, among other factors, our closing stock price for the period. Future volatility in our stock price will impact the liability to settle the SARs awards which will be reflected in operating expenses.
Recognition of costs in connection with restructuring plans. We establish a liability for the estimated fair value of exit costs at the date we incur a liability under an approved restructuring plan. At that time and thereafter until the plan activities are complete, the actual costs or timing of payments associated with the plan may differ from our estimates. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the exit costs. If we believe that our previous estimates of exit costs or timing of payments are no longer accurate in light of current conditions, we adjust the liability with a corresponding increase or decrease to current period earnings. Any adjustments to estimates of our exit costs under restructuring plans are reflected on the same line item in the statement of operations as the initial charge to establish the restructuring liability. Additionally, in periods subsequent to the initial measurement, we increase the carrying amount of the liability by the amount of accretion recorded as an expense due to the passage of time.
Accrued restructuring costs at year end reflect our estimate of the fair value of future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans, offset by our estimate of the fair value of sublease income for this space. The determination of fair value is based on a discounted future cash flow model using a credit-adjusted risk-free rate. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the office space, if at all. Additionally, operating expenses associated with certain facility leases, such as utilities and property taxes, are variable. Such estimates require a substantial amount of judgment, especially given current real estate market conditions. Actual sublease terms or operating expenses may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial position, results of operations and cash flows.
Income taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.

Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations. We released a portion of our valuation allowance for deferred tax assets in 2009 and in 2008 for multiple foreign jurisdictions. However, we still have a valuation allowance on our deferred tax assets in the United States. In order to release additional amounts of the valuation allowance, we must show a history of sustained profitability or other positive evidence. As our economic conditions in the United States improve, we will evaluate the possibility of releasing a portion of the valuation allowance in the near future based on estimates regarding our future earnings and the recoverability of the deferred tax assets. A portion of any such reversal could have a positive impact on our earnings in the period in which it is reversed. In the event the valuation allowance is released, the portion of the allowance associated with loss carryforwards generated by stock options will be credited to additional paid-in-capital and will not be reported as a benefit on the statement of operations.
Recent Accounting Pronouncements
In October 2009, FASB amended FASB ASC 605-25 Revenue Recognition: Multiple -Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on selling price method. This change is effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later with earlier adoption permitted. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, we do not believe the adoption of this change will have a material effect on our results of operations.
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
Effects of Foreign Currencies
Our revenue and net income were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and the European Euro. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development center in India is not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. Additionally, our South African operations are approximately 50% naturally hedged as some of the development and professional services performed are funded in U.S. Dollars and British Pounds. We did not enter into material financial derivatives to hedge our currency risks in 2009, 2008 or 2007. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about our Market Risk” for further discussions on potential foreign currency risks.
The estimated effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Year Ended December 31, 2009			Year Ended December 31, 2008
	At Prior Year			At Prior Year
	Exchange	Exchange Rate		Exchange	Exchange Rate
	Rates (1)	Effect	As reported	Rates (1)	Effect	As reported

Revenue	$243,127	$(4,200)	$238,927	$229,775	$(1,340)	$228,435
Operating Expenses	210,042	(4,720)	205,322	207,554	(2,470)	205,084

Operating Income	33,085	520	33,605	22,221	1,130	23,351
Net Income	29,523	900	30,423	20,470	1,380	21,850

Basic earnings per share	$0.54	$0.02	$0.56	$0.36	$0.02	$0.38
Diluted earnings per share	$0.54	$0.01	$0.55	$0.35	$0.03	$0.38

(1)	Current year results translated into U.S. Dollars using prior year’s average rate.

Stock-based compensation
Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. Our expense for stock options and restricted stock is recognized ratably over the vesting period which is generally three to four years. While the mix of stock option and restricted stock expense has varied, the total combined expense decreased slightly in 2009 as certain 2006 grants had vesting periods of only two years. However, our cash-settled SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs liability to change thus impacting our stock-based compensation expense until the SARs are settled. Our stock price decreased 17% during 2009 causing a benefit as the liability was reduced accordingly. Our stock-based compensation expenses included in operating expenses and by grant type were as follows (in thousands):

	For the year ended December 31,
	2009	2008	2007
Operating expenses:
Cost of professional services, support and maintenance	$161	$344	$514
Cost of data center	115	100	70
Selling and marketing	(246)	2,949	3,984
Product development	254	1,034	1,669
General and administrative	1,318	3,665	2,285

Total stock-based compensation expense	$1,602	$8,092	$8,522

Grant type:
Stock options	$2,342	$3,955	$4,040
Restricted stock	1,750	917	635
Stock appreciation rights	(2,490)	3,220	3,847

Total stock-based compensation expense	$1,602	$8,092	$8,522

Consolidated Results of Operations
The following table sets forth our statement of operations data for the three years ended December 31, 2009, 2008 and 2007 and the percentage of revenue of each line item for the periods presented (dollars in thousands):

				Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Revenue:
Software licenses	$35,196	$30,230	$25,042	16%	21%
Support and maintenance	59,602	53,779	49,006	11%	10%
Professional services	94,965	92,470	80,242	3%	15%
Data center	49,164	51,956	50,635	-5%	3%

Total revenue	238,927	228,435	204,925	5%	11%

Operating Expenses:
Cost of software licenses (1)	3,188	3,986	3,940	-20%	1%
Cost of professional services, support and maintenance (1)	74,186	74,095	67,965	0%	9%
Cost of data center (1)	28,147	26,408	25,062	7%	5%

Total direct costs	105,521	104,489	96,967	1%	8%

Selling and marketing	30,725	36,432	31,304	-16%	16%
Product development	34,619	29,271	23,738	18%	23%
General and administrative	24,864	25,826	26,259	-4%	-2%
Depreciation and amortization of other intangible assets	9,593	9,066	8,198	6%	11%

Total operating expenses	205,322	205,084	186,466	0%	10%

Operating income	33,605	23,351	18,459	44%	27%
Interest and other (expense) income, net	(1,218)	753	2,500	-262%	-70%

Income before income tax expense	32,387	24,104	20,959	34%	15%
Income tax expense	(1,964)	(2,254)	(1,464)	-13%	54%

Net income	$30,423	$21,850	$19,495	39%	12%

Earnings per share
Basic	$0.56	$0.38	$0.32
Diluted	$0.55	$0.38	$0.32

Effective tax rate	6%	9%	7%

Operating expenses as a percent of revenue
Cost of software licenses (2)	9%	13%	16%
Cost of professional services, support and maintenance (2)	48%	51%	53%
Cost of data center (2)	57%	51%	49%

Total direct costs	44%	46%	47%

Selling and marketing	13%	16%	15%
Product development	14%	13%	12%
General and administrative	10%	11%	13%
Depreciation and amortization of other intangible assets	4%	4%	4%

Operating income	14%	10%	9%

Net income	13%	10%	10%

(1)	The Cost of software licenses, professional services, support and maintenance and data center excludes charges for depreciation. The Cost of software licenses includes amortization of acquired technology.

(2)	Each direct cost is a percentage of the applicable revenue type for the periods presented.

Consolidated Results — Comparison of 2009 to 2008
Revenue. Total revenue increased by $10.5 million, or 5%, in 2009 compared to 2008 due primarily to high demand for Postilion’s payments solutions and Enterprise’s online banking solutions. This demand, from new customers and cross-sales to existing customers, drove our growth in Software licenses, Support and maintenance and Professional services revenue. Our growth in Support and maintenance revenue in Postilion’s payments and Enterprise’s U.S. online banking business reflects the growth in software licensing activity. Our Professional services revenue increased due to demand for Postilion’s payments and Enterprise’s banking solutions but was offset by declines in projects with State Farm. Our business with State Farm declined $3.7 million as we wind down projects with this customer through 2011. We expect approximately $25 — $26 million in revenue in 2010 and approximately $15 — $16 million in revenue in 2011 from this customer. Most of the growth in our Enterprise segment’s international banking business was offset by unfavorable changes in foreign exchange rates in Europe. Our 2009 revenue had declines in Postilion’s online banking business, primarily in Data Center revenue, due to customer attrition and the impact of migrating existing customers to our new product platform which slowed new customer growth. Revenue for both segments was negatively affected in 2009 as a result of changes in foreign exchange rates by approximately $4.2 million due primarily to operations in Europe and South Africa.
Operating income. Operating income was $33.6 million in 2009 which was an increase of $10.3 million, or 44%, as compared to 2008. This increase was mainly due to revenue growth, improving direct costs margins, lower stock-based compensation, and the favorable impact on operating income resulting from changes in foreign exchange rates of $500 thousand for operations in Europe, South Africa and India.
As a percentage of revenue, direct costs, which exclude charges for depreciation of property and equipment, were 44% and 46% for the years ended 2009 and 2008, respectively. The Cost of software licenses includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The Cost of software licenses as a percent of Software license revenue improved during 2009 as the amortization of acquired technology declined $900 thousand as certain intangible assets became fully amortized. The Cost of professional services, support and maintenance as a percentage of Support and maintenance and Professional services revenue improved primarily due to better margins on projects in our Enterprise U.S. online banking business, growth in higher margin projects for our Postilion payments business, and cost reductions related to reduced project work for State Farm. The Cost of data center as a percentage of Data center revenue increased primarily due to customer attrition in the Postilion online banking business as some of the costs in our data center are fixed.
As a percentage of revenue, Selling and marketing costs decreased to 13% in 2009 from 16% in 2008 due primarily to lower stock-based compensation of $3.2 million, the favorable impact of $1.0 million from changes in foreign exchange rates for operations in Europe and South Africa, and lower sales commissions due to higher sales targets not fully met in 2009. As a percentage of revenue, Product development costs increased to 14% in 2009 from 13% in 2008 as both segments continued to build out product functionality and invest in customer satisfaction initiatives. This increase was partially offset by a decrease in stock-based compensation expense of $800 thousand and a $1.7 million favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future. As a percentage of revenue, General and administrative costs decreased to 10% in 2009 from 11% in 2008 due primarily to lower stock-based compensation of $2.3 million partially offset by an increase in personnel costs. Depreciation and amortization of intangible assets increased by $500 thousand, or 6%, in 2009 due to increases in capital expenditures for our data center offset by lower amortization of acquired customer lists.
Interest and other (expense) income, net. Our interest income declined by $1.6 million in 2009 as compared to 2008 primarily due to lower interest rates on our cash and investments. Other non-operating expenses had an increase in net foreign exchange losses on international trade receivables of $1.3 million partially offset by impairment charges of $700 thousand incurred in 2008 related to a mutual fund trust investment.
Income tax expense. We had income tax expense of $2.0 million and $2.3 million for 2009 and 2008, respectively. We recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal net operating loss carryforwards (“NOLs”). Some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore, do not benefit from our federal NOLs. Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset income.

Periodically, management reviews our deferred tax assets and evaluates the need for a valuation allowance. Based on this evaluation, we determined that approximately $3.1 million and $2.0 million of the deferred tax valuation allowance should be released with respect to certain international jurisdictions through income tax expense during 2009 and 2008, respectively. We also have significant deferred tax assets in domestic jurisdictions with a valuation allowance and periodically, management reviews our deferred tax assets and evaluates the need for a valuation allowance. Given the current economic environment and the anticipated decline in revenue from our largest customer, management believes it is necessary to see further evidence of the achievement of our domestic growth targets before any valuation allowance can be released with respect to these operations. A portion of any such reversal could have a positive impact on our income tax expense and net income in the period in which it is reversed. For periods subsequent to the release of the deferred tax valuation allowance, we expect a significant increase in the effective tax rate reported on earnings after deferred tax assets have been utilized. We may begin to release a portion of the deferred tax asset valuation allowance in domestic jurisdictions as early as 2010.
Consolidated Results — Comparison of 2008 to 2007
Revenue. Total revenue increased by $23.5 million, or 11%, in 2008 compared to 2007 due primarily to high demand for Postilion’s payments and Enterprise’s banking businesses. The demand from new customers and cross-sales to existing customers drove the growth in Software licenses, Support and maintenance and Professional services revenue during 2008. Our Software licenses revenue in 2008 included a settlement with an international customer for $600 thousand that was thought to be uncollectable and reserved for in 2007. Postilion’s branch banking business declined in 2008 primarily due to lower software license increases for existing customers. The growth in Support and maintenance revenue in Postilion’s payments and Enterprise’s banking solutions reflects the growth in software licensing activity. Our Professional services revenue increased due to demand for Postilion’s payments and Enterprise’s banking solutions but was offset by declines in projects with State Farm. Our business with State Farm declined $1.3 million as we announced we would wind down projects with this customer through 2011. The growth of Enterprise’s international banking business, primarily in Professional services revenue, was mainly attributable to projects related to an implementation for a large international bank. Our 2008 revenue had declines in Postilion’s online banking business due to customer attrition, primarily in Data Center revenue. Revenue was negatively affected in 2008, primarily in the Postilion segment, as a result of changes in foreign exchange rates by approximately $1.3 million.
Operating income. Operating income was $23.4 million in 2008 which is an increase of $4.9 million, or 27%, as compared to 2007. Operating income improved mainly due to strong revenue growth while holding margins flat and the favorable impact to operating income resulting from changes in foreign exchange rates of $1.1 million for operations in Europe, India and South Africa.
As a percentage of revenue, direct costs, which exclude charges for depreciation of property and equipment, were 46% and 47% for 2008 and 2007, respectively. The Cost of software licenses includes the cost of software components that we license from third parties as well as the amortization of purchased technology. In general, the Cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in product development expense as it is incurred. The Cost of software licenses as a percent of Software license revenue improved during 2008 as the amortization of acquired technology declined $400 thousand as certain intangibles became fully amortized. The Cost of professional services, support and maintenance as a percentage of Support and maintenance and Professional services revenue improved primarily due to better margins on projects in our Enterprise banking business and growth in high margin projects for our Postilion payments business. Additionally, the improvements were net of the cost impact from the release of approximately $1.3 million in 2007 for contract loss reserves relating to an agreement for an Enterprise online banking solution entered into and reserved for in 2005. The agreement was renegotiated in 2007 and subsequently replaced with a new license agreement for a Postilion online banking solution. The Cost of data center as a percentage of Data center revenue declined primarily due to customer attrition in the Postilion online banking business as some of the costs in our data center are fixed.

As a percentage of revenue, Selling and marketing costs increased to 16% in 2008 from 15% in 2007 primary due to increased sales staff and higher commissions associated with revenue growth partially offset by lower stock-based compensation of $1.0 million and the favorable impact of $500 thousand from changes in foreign exchange rates for operations in Europe and South Africa. As a percentage of revenue, Product development costs increased to 13% in 2008 from 12% in 2007 as both segments continued to build out product functionality and invest in customer satisfaction initiatives. This increase was partially offset by a decrease in stock-based compensation expense of $600 thousand and a $1.0 million favorable impact from foreign currency exchange rates for operations in Europe, South Africa and India. Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. As a percentage of revenue, General and administrative costs decreased to 11% in 2008 from 13% in 2007 due primarily to lower professional consulting fees in 2008 and the favorable impact of $500 thousand from changes in foreign exchange rates for operations in Europe and South Africa partially offset by higher stock-based compensation of $1.4 million. Depreciation and amortization of the intangible assets increased by $900 thousand, or 11%, in 2009 due to increases in capital expenditures for our data center and for our corporate headquarters which we purchased in late 2007.
Interest and other (expense) income, net. Our interest income declined by $2.1 million in 2008 as compared to 2007 primarily due to lower interest rates on our cash and investments. Other non-operating expenses include the impairment charges taken in 2008 for a mutual fund trust of $700 thousand partially offset by net foreign exchange gains on international trade receivables of $900 thousand.
Income tax expense. We had income tax expense of $2.3 million and $1.5 million for 2008 and 2007, respectively. We recorded alternative minimum tax expense for components of our domestic operations as a result of limitations on the use of our federal NOLs. Some components of our domestic operations incurred income tax expense at regular statutory rates because they are not included in our consolidated federal income tax return and therefore, do not benefit from our federal NOLs. Some of our international operations incur income tax expense in jurisdictions where we do not have NOLs to offset income.
Periodically, management reviews our deferred tax assets and evaluates the need for a valuation allowance. Based on this evaluation, we determined that approximately $2.0 million of the deferred tax valuation allowance should be released with respect to certain international jurisdictions through income tax expense during 2008.
Postilion Segment Results of Operations

				Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Revenue:
Software licenses	$26,193	$22,382	$19,489	17%	15%
Support and maintenance	38,303	35,583	32,041	8%	11%
Professional services	24,195	20,945	16,443	16%	27%
Data center	20,875	23,176	24,701	-10%	-6%

Total revenue	109,566	102,086	92,674	7%	10%

Operating Expenses:
Cost of software licenses	2,390	2,647	2,671	-10%	-1%
Cost of professional services, support and maintenance	31,886	29,205	26,212	9%	11%
Cost of data center	12,333	10,802	10,474	14%	3%

Total direct costs (1)	46,609	42,654	39,357	9%	8%

Selling and marketing	18,453	20,580	18,182	-10%	13%
Product development	13,548	11,042	12,089	23%	-9%
General and administrative	12,285	11,836	11,735	4%	1%
Depreciation and amortization of other intangible assets	4,760	4,452	3,650	7%	22%

Total operating expenses	95,655	90,564	85,013	6%	7%

Operating income	13,911	11,522	7,661	21%	50%

Postilion Results — Comparison of 2009 to 2008
Revenue. Total revenue increased by $7.5 million, or 7%, in 2009 compared to 2008 due primarily to high demand for Postilion’s payments solutions. The demand from new customers and cross-sales to existing customers drove growth in Postilion’s payments solutions for Software licenses revenue, Support and maintenance and Professional services revenue during 2009. Our growth in Support and maintenance revenue in Postilion’s payments solutions reflects growth in software licensing activity. Professional services revenue growth reflects an increase in projects for our Postilion payments solutions and an increase in the size and length of the implementation cycle for certain projects for our Postilion payments solutions. Postilion’s Data center revenue declined in 2009 due to customer attrition in Postilion’s online banking business and the impact of migrating existing customers to our new product platform which slowed new customer growth and reduced transaction volumes. While we believe attrition in Postilion’s online banking business has slowed, the migration of existing customers to the new platform will continue to impact revenue during 2010. Revenue was negatively affected in 2009 as a result of changes in foreign exchange rates by approximately $2.5 million due primarily to operations in Europe and South Africa.
Operating income. Operating income was $13.9 million in 2009 which is an increase of $2.4 million, or 21%, as compared to 2008. Operating income improved mainly due to revenue growth while holding margins flat and lower stock-based compensation of $2.2 million. As a percentage of revenue, direct costs, which exclude charges for depreciation of property and equipment, were 43% and 42% for 2009 and 2008, respectively. Postilion’s direct costs margins were favorably impacted by growth in higher margin projects for our Postilion payments business offset by lower data center margins due to customer attrition in the Postilion online banking business and the costs of migrating customers to our new online banking platform. Our Sales and marketing and General and administrative costs as a percentage of revenue declined mainly due to lower stock-based compensation expense. Product development cost increases during 2009 were mainly for work related to building out the new platform for Postilion’s online banking solutions.
Postilion Results — Comparison of 2008 to 2007
Revenue. Total revenue increased by $9.4 million, or 10%, in 2008 compared to 2007 due primarily to high demand for Postilion’s payments business as new customers drove our growth in Software licenses, Support and maintenance and Professional services revenue. The demand from new customers and cross-sales to existing customers drove growth in Postilion’s payments solutions for Software licenses revenue, Support and maintenance and Professional services revenue during 2009. Our growth in Support and maintenance revenue in Postilion’s payments solutions reflects growth in software licensing activity. Professional services revenue growth reflects an increase in projects for our Postilion payments solutions and an increase in the size and length of the implementation cycle for certain projects for our Postilion payments solutions. Postilion’s Data center revenue declined in 2008 due primarily to customer attrition in Postilion’s online banking business which reduced transaction volumes. Revenue was negatively affected in 2008 as a result of changes in foreign exchange rates by approximately $1.3 million due primarily to operations in Europe and South Africa.
Operating income. Operating income was $11.5 million in 2008 which is an increase of $3.9 million, or 50%, as compared to 2007. Operating income improved mainly due to revenue growth while holding margins flat, lower stock-based compensation of $700 thousand, and the favorable impact on operating income for changes in foreign exchange rates by approximately $900 thousand due primarily to operations in Europe, South Africa and India. As a percentage of revenue, direct costs, which exclude charges for depreciation of property and equipment, were 42% for both 2008 and 2007. Postilion’s operating income was favorably impacted by growth in higher margin projects for our Postilion payments business. As a percentage of revenue, Product development costs declined to 11% in 2008 from 13% in 2007 primarily due to the favorable impact of foreign exchange rates for operations in South Africa and lower stock-based compensation.

Enterprise Segment Results of Operations

				Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Revenue:
Software licenses	$9,003	$7,848	$5,553	15%	41%
Support and maintenance	21,299	18,196	16,965	17%	7%
Professional services	70,770	71,525	63,799	-1%	12%
Data center	28,289	28,780	25,934	-2%	11%

Total revenue	129,361	126,349	112,251	2%	13%

Operating Expenses:
Cost of software licenses	798	1,339	1,269	-40%	6%
Cost of professional services, support and maintenance	42,300	44,890	41,753	-6%	8%
Cost of data center	15,814	15,606	14,588	1%	7%

Total direct costs (1)	58,912	61,835	57,610	-5%	7%

Selling and marketing	12,272	15,852	13,122	-23%	21%
Product development	21,071	18,229	11,649	16%	56%
General and administrative	12,579	13,990	14,524	-10%	-4%
Depreciation and amortization of other intangible assets	4,833	4,614	4,548	5%	1%

Total operating expenses	109,667	114,520	101,453	-4%	13%

Operating income	19,694	11,829	10,798	66%	10%

Enterprise Results — Comparison of 2009 to 2008
Revenue. Total revenue increased by $3.0 million, or 2%, in 2009 compared to 2008 due primarily to high demand for Enterprise’s U.S. online banking business as demand from new customers and cross-sales to existing customers drove our growth in Software licenses revenue and increased licensing activity drove growth in Support and maintenance revenue. Our Enterprise segment’s Professional services revenue decreased 1% as the decline in projects with State Farm during 2009 was mostly offset by the growth of Enterprise’s banking business which included work related to an implementation for a large international bank. Our business with State Farm declined $3.7 million as we wind down projects with this customer through 2011. We expect approximately $25 — $26 million in revenue in 2010 and approximately $15 — $16 million in revenue in 2011 from this customer. We expect that revenue in the Enterprise’s international banking business will be flat in 2010 as growth in Professional services and Support and maintenance revenue will be offset by a decline in Data center revenue due to the loss of a hosted customer in Europe. Revenue was negatively affected in 2009 as a result of changes in foreign exchange rates by approximately $1.7 million due primarily to operations in Europe which offset most of the growth in Enterprise’s international banking business, mainly in Data center revenue.
Operating income. Operating income was $19.7 million in 2009 which is an increase of $7.9 million, or 66%, as compared to 2008. Operating income improved mainly due to improved direct costs margins, lower stock-based compensation of $4.3 million, and the favorable impact on operating income for changes in foreign exchange rates by approximately $900 thousand due primarily to operations in Europe and India. As a percentage of revenue, direct costs, which exclude charges for depreciation of property and equipment, were 46% and 49% for 2009 and 2008, respectively. The Cost of professional services, support and maintenance as a percentage of Support and maintenance and Professional services revenue improved primarily due to better margins on projects in our Enterprise U.S. online banking business and cost reductions related to reduced project work for State Farm. As a percentage of revenue, Sales and marketing costs declined to 9% in 2009 from 13% in 2008 primarily due to lower stock-based compensation expense of $2.4 million. As a percentage of revenue, Product development costs increased to 16% in 2009 from 14% in 2008 as Enterprise continued to build out product functionality and invest in customer satisfaction initiatives. We expect that Enterprise Product development costs, excluding stock-based compensation, should generally be flat in 2010 and thus, improve slightly as a percentage of revenue.

Enterprise Results — Comparison of 2008 to 2007
Revenue. Total revenue increased by $14.1 million, or 13%, in 2008 compared to 2007 due primarily to high demand for Enterprise’s banking businesses. This demand from new customers and cross-sales to existing customers drove the growth in Software licenses revenue and increased licensing activity drove growth in Support and maintenance revenue. Software licenses revenue was impacted by a settlement with an international customer for $600 thousand in 2008 that was thought to be uncollectable and reserved for in 2007. Professional services revenue grew due to demand for Enterprise’s banking solutions including projects related to an implementation for a large international bank. Our business with State Farm declined $1.3 million as we announced that we would wind down projects with this customer through 2011. Data center revenue growth reflects an increase in the number of transactions from existing customers.
Operating income. Operating income was $11.8 million in 2008 which was an increase of $1.0 million, or 10%, as compared to 2007. Operating income improved mainly due to strong revenue growth while holding most margins flat except for Product development. As a percentage of revenue, direct costs, which exclude charges for depreciation of property and equipment, were 49% and 51% for 2008 and 2007, respectively. The Cost of professional services, support and maintenance as a percentage of Support and maintenance and Professional services revenue improved primarily due to better margins on projects in our Enterprise banking businesses, offset by the impact of the release of approximately $1.3 million in 2007 for contract loss reserves relating to an agreement for an Enterprise online banking solution entered into and reserved for in 2005. The agreement was renegotiated in 2007 and subsequently replaced with a new license agreement for a Postilion online banking solution. As a percentage of revenue, Product development costs increased to 14% in 2008 from 10% in 2007 as Enterprise continued to build out product functionality for its online and branch banking solutions and invest in customer satisfaction initiatives.
Liquidity and Capital Resources
Our primary source of cash is cash collections from our customers following the purchase of software licenses, product support, professional services and hosting services. Payments from customers for product support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, leased facilities and equipment and capital expenditures. The following tables show information about our cash flows during the years ended December 31, 2009, 2008 and 2007 and selected balance sheet data as of December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities before changes in operating assets and liabilities	$41,378	$40,460	$41,198
Change in operating assets and liabilities	(25,343)	(6,313)	(9,866)

Net cash provided by operating activities	16,035	34,147	31,332
Net cash (used in) provided by investing activities	(7,688)	15,765	(13,893)
Net cash used in financing activities	(12,172)	(27,488)	(42,940)
Effect of exchange rates on cash and cash equivalents	1,769	(3,595)	900

Net (decrease) increase in cash and cash equivalents	$(2,056)	$18,829	$(24,601)

	As of December 31,
	2009	2008

Cash and cash equivalents	$61,784	$63,840
Working capital (1)	82,942	55,804
Total assets	300,066	278,686
Total stockholders’ equity	238,641	208,740

(1)	Working capital includes deferred revenue of $26.8 million and $25.3 million as of December 31, 2009 and 2008, respectively.
Operating activities. During the year ended December 31, 2009, cash provided by operating activities of $16.0 million consisted of net income adjusted for the effect of non-cash expenses partially offset by changes in our operating assets and liabilities, which was primarily in accounts receivables. Accounts receivable increased as the billed receivables balance increased $12.1 million and the unbilled receivables balance increased $10.7 million during 2009. The growth of billed receivables is attributable to our sales growth and increased days sales outstanding for billed receivables from 45 days to 61 days during 2009. The unbilled receivables growth is related to revenue recognized on professional services projects in advance of milestone billings that we expect to bill and collect in future quarters. During 2009, we paid approximately $3.5 million in income taxes relating to fiscal 2008 and restructuring payments of $3.0 million for facilities vacated in prior years. We believe that our expected cash flows from operations, together with our existing cash, will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months.

During the year ended December 31, 2008, cash provided by operating activities of $34.1 million consisted primarily of net income adjusted for the effect of non-cash expenses, partially offset by changes in our operating assets and liabilities. The increase in accounts receivable of $3.1 million was primarily due to sales growth. We made restructuring payments of $3.5 million in 2008 primarily for facilities vacated in prior years.
During the year ended December 31, 2007, cash provided by operating activities of $31.3 million consisted primarily of net income adjusted for the effect of non-cash expenses, partially offset by changes in our operating assets and liabilities. During 2007, we made restructuring payments of $10.3 million for severance and facilities vacated in prior years, payments for the exercise of SARs of $1.1 million, reduced contract loss reserves for $2.1 million, and extinguished merger related costs of $1.1 million. Deferred revenue decreased $3.6 million primarily due to services work with State Farm paid in 2006 but not completed until 2007. Our cash from operating activities benefited from the decrease in accounts receivable of $11.5 million primarily due to the improvement of days outstanding to 45 days from 68 days for billed receivables.
Investing activities. During the year ended December 31, 2009, cash used in investing activities was $7.7 million mainly for capital expenditures in our data center and facility improvements for our leased space. We do not expect our level of capital expenditures to change materially in 2010 from 2009. We purchased a restricted investment for $2.0 million in 2009 that is a compensating balance to a letter of credit for a leased facility.
We had an investment in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007 when we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. During 2009, we received $2.5 million of redemptions from this mutual fund trust and had a net realized gain of $100 thousand from settlements. During 2008, we received $7.8 million of redemptions from this mutual fund trust and had other than temporary impairment charges of approximately $700 thousand. We did not have any remaining shares of the mutual fund trust as of December 31, 2009.
During the year ended December 31, 2008, cash provided by investing activities was $15.8 million resulting from $8.7 million of capital expenditures and the net maturity of $20.8 million of investments. Our capital expenditures during 2008 were primarily for hardware, software and building improvements. We also received $3.7 million from the release of an escrow held since August 2006 related to the sale of our Risk and Compliance business. Additionally, we acquired $1.3 million of computer equipment financed through capital leases which typically have three year terms.
During the year ended December 31, 2007, cash used in investing activities was $13.9 million resulting from $9.7 million of capital expenditures and the net purchase of $2.6 million of investments. Our capital expenditures during 2007 were for property, equipment and technology comprising of $2.8 million for our corporate headquarters, $2.4 million for a source code license, and the remainder for leasehold improvements and hardware expenditures. We also paid $1.6 million in deposits related to the purchase of our corporate headquarters. With the purchase of our corporate headquarters, we assumed a notes payable of $5.2 million. Additionally, we acquired $3.3 million of computer equipment financed through capital leases which typically have three year terms.
Financing activities. During the year ended December 31, 2009, cash used in financing activities was $12.2 million primarily due to the purchase of $9.6 million, or 1.5 million shares, of common stock pursuant to an authorized stock repurchase program completed in the fourth quarter of 2009 and $3.9 million for the payment of capital lease and debt obligations. We received cash from the exercise of employee stock awards of $1.3 million during 2009. In 2010, we expect our payments for capital lease and debt obligations to be approximately $1.2 million as our capital leases expire before the end of 2010. However, a balloon payment of $5.0 million for our notes payable relating to our corporate headquarters is due in February 2011 which we expect will be funded by cash provided by operating activities.
During the year ended December 31, 2008, cash used in financing activities was $27.5 million primarily due to the purchase of $25.1 million, or 4.4 million shares, of common stock pursuant to an authorized stock repurchase program and $3.7 million for the payment of capital lease and debt obligations. We received $1.3 million from the exercise of employee stock awards in 2008.

During the year ended December 31, 2007, cash used in financing activities was $42.9 million primarily due to the purchase of $51.0 million, or 6.6 million shares, of common stock pursuant to an authorized stock repurchase program and $3.5 million for the payment of capital lease and debt obligations. We received $11.5 million from the exercise of employee stock awards in 2007.
Subsequent Event — Acquisition. On March 4, 2010, the Company acquired 100% of the outstanding shares of PM Systems Corporation for a purchase price of approximately $28.9 million in cash, net of cash acquired. We believe our cash balances as of December 31, 2009, along with expected cash flows from operating activities in the United States, will sufficiently fund the acquisition, current debt requirements and capital expenditures in 2010. However, we may need to enter into a credit facility, issue debt, or sell additional equity if our cash flows in the United States from operating activities do not provide sufficient cash to fund future payments for our current debt and capital expenditure requirements after the acquisition.
Restructuring. The restructuring reserves at December 31, 2009 include future rent expense for vacated facilities, net of sublease income. We expect to make future undiscounted cash expenditures, net of anticipated sublease income and future accretion charges, related to these restructuring activities of approximately $3.5 million, of which we anticipate paying approximately $2.1 million within the next twelve months. The leases expire on various terms through 2011.
Stock appreciation rights awards. As of December 31, 2009, we have a cash liability of approximately $2.9 million related to our SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on our valuation, which uses our closing stock price, among other factors, as of December 31, 2009. There were cash settlements of $900 thousand of SARs during 2009 included in cash flows from operating activities.
Subsidiary funding policies. We lend funds to our foreign subsidiaries to meet their operating and capital requirements. Our intercompany funding policies are predicated on an assumption that, unless legally provided for, funds or securities are not freely available from a foreign subsidiary for use by our U.S. subsidiaries. In particular, some of our foreign subsidiaries are subject to laws that authorize regulatory bodies to block or limit the flow of funds from those subsidiaries. Regulatory action of that kind could impede access to funds that we need to make payments on obligations, including debt obligations. As such, we assume that capital or other financing provided to certain foreign subsidiaries is not available to our parent company or other subsidiaries in the U.S. until repayment of funding occurs. We expect foreign subsidiaries will repay their debt for funding or services performed but we do not currently intend to repatriate undistributed earnings from foreign subsidiaries.
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
Contractual Obligations and Off-Balance Sheet Arrangements
We do not engage in off balance sheet arrangements in the normal course of business, but we enter into operating lease arrangements and purchase commitments in the normal course of business. We lease office space and computer equipment under non-cancelable operating leases that expire at various dates through 2023. As a result of the consolidation of our offices over the past few years, we have entered into various sublease agreements for our vacated properties. We also lease computer equipment under capital lease arrangements. Please refer to the notes of our consolidated financial statements for further information on our debt, leases and purchase commitments.
In connection with the lease on one of our vacated offices, we issued to our landlord a standby letter of credit in the amount of $2.0 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline through August 2011. As of December 31, 2009, there were no amounts outstanding under the letter of credit. We have a fixed term deposit of $2.0 million with the issuer as a compensating balance for the letter of credit that we purchased in 2009 as an investment which was included in other current assets at December 31, 2009.

As of December 31, 2009, future minimum payments including interest under long-term debt, operating leases, capital leases, purchase obligations to vendors, uncertain tax positions and operating sublease income, are as follows (in thousands):

	Less than	1 - 3	3 - 5	Greater than
	1 year	years	years	5 years	Total

Long-term debt	$560	$5,094	$—	$—	$5,654
Operating leases	11,066	13,706	7,086	8,149	40,007
Capital leases	1,040	—	—	—	1,040
Purchase obligations	851	147	—	—	998
Uncertain tax postitions (1)	—	—	—	—	459

Subtotal	$13,517	$18,947	$7,086	$8,149	$48,158

Operating sublease income	(4,177)	(2,891)	(14)	—	(7,082)

Total obligations, net of sublease income	$9,340	$16,056	$7,072	$8,149	$41,076

(1)	For unrecognized tax benefits or liabilities related to uncertain tax positions, we are not able to reasonably estimate the timing of the payments. Therefore, the table does not reflect the expected payment in any specific date column but the amount is included in the Total column.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
Our primary market risk exposures include the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments. Information relating to quantitative and qualitative disclosure about market risk is set forth below, in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Risk Factors contained in Item 1A of this report and the notes of our consolidated financial statements. As of December 31, 2009, we are not a party to any material derivative financial instruments, other financial instruments for which the fair value disclosure would be required for derivative commodity instruments.
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
Our expenses are generally denominated in the same currency as our revenue and the exposure to our net income from foreign currency rate changes is minimal. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their customers and satisfy their obligations in their local currencies with the exception of our development centers in India and South Africa. Our development center in India is not naturally hedged for foreign currency risk as their costs are in the local currency, but are funded in U.S. dollars or British Pounds. Additionally, our South African operations are approximately 50% naturally hedged as some of the development and professional services performed are funded in U.S. Dollars and British Pounds. There can be no guarantee that foreign currency fluctuations in the future will not be significant or fully hedged. We have not historically used financial instruments for speculative trading purposes, or hedged our foreign currency exposure to entirely offset the changes in foreign currency rates.

Based on our 2009 financial results, approximately 16% of our revenue and approximately 26% of our operating expenses were transacted in currencies other than U.S. Dollars. From a sensitivity analysis viewpoint, based on our 2009 financial results, a hypothetical overall 10% change in the U.S. Dollar from the average foreign exchange rates during 2009 would have impacted our revenue and net income by approximately $3.8 million and $1.7 million, respectively.
Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments which impacts earnings by changes in our interest income. We generally invest our excess cash in money market funds, government debt funds and fixed term deposits. We believe they are recorded at fair value due to their short term nature. Based on our cash, cash equivalents and investment balances as of December 31, 2009, the annual impact on results of operations of a one-percentage point change in interest rates would be approximately $640 thousand.
For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Our long-term debt and capital lease obligations include only fixed rates of interest as of December 31, 2009.
Investment risk. As of December 31, 2009, we had investments of $2.3 million in fixed term deposits. We believe our risk is low due to fixed principal balance of the investments. However, the potential impact of a hypothetical decrease of 10% in the fair value of the underlying investments would negatively affect earnings by $230 thousand if the decrease in fair value were deemed other than temporary.

Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of S1 Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 5, 2010

S1 CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(in thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,784	$63,840
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $2,299 and $1,388 at December 31, 2009 and 2008, respectively	64,470	42,561
Prepaid expenses	4,729	5,123
Other current assets	4,931	3,575

Total current assets	135,914	115,099
Property and equipment, net	23,018	23,015
Intangible assets, net	4,895	7,585
Goodwill	126,605	124,362
Other assets	9,634	8,625

Total assets	$300,066	$278,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,707	$7,902
Accrued compensation and benefits	11,569	16,147
Current portion of debt obligation	1,170	3,917
Accrued restructuring	2,096	2,323
Income taxes payable	1,586	2,617
Deferred revenue	26,837	25,271
Other current liabilities	2,007	1,118

Total current liabilities	52,972	59,295
Debt obligation, excluding current portion	5,026	6,196
Accrued restructuring, excluding current portion	1,381	3,443
Other liabilities	2,046	1,012

Total liabilities	$61,425	$69,946

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 749,064 shares at December 31, 2009 and 2008, respectively	10,000	10,000
Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 51,712,710 and 52,799,310 shares at December 31, 2009 and 2008, respectively	517	528
Additional paid in capital	1,787,772	1,791,924
Accumulated deficit	(1,557,534)	(1,587,957)
Accumulated other comprehensive loss	(2,114)	(5,755)

Total stockholders’ equity	238,641	208,740

Total liabilities and stockholders’ equity	$300,066	$278,686

See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except share and per share data)
Revenue:
Software licenses	$35,196	$30,230	$25,042
Support and maintenance	59,602	53,779	49,006
Professional services	94,965	92,470	80,242
Data center	49,164	51,956	50,635

Total revenue	238,927	228,435	204,925

Operating expenses:
Cost of software licenses (1)	3,188	3,986	3,940
Cost of professional services, support and maintenance (1)	74,186	74,095	67,965
Cost of data center (1)	28,147	26,408	25,062
Selling and marketing	30,725	36,432	31,304
Product development	34,619	29,271	23,738
General and administrative	24,864	25,826	26,259
Depreciation and amortization of other intangible assets	9,593	9,066	8,198

Total operating expenses	205,322	205,084	186,466

Operating income	33,605	23,351	18,459

Interest income	433	2,052	4,151
Interest expense	(721)	(855)	(714)
Other non-operating expenses	(930)	(444)	(937)

Interest and other (expense) income, net	(1,218)	753	2,500

Income before income tax expense	32,387	24,104	20,959
Income tax expense	(1,964)	(2,254)	(1,464)

Net income	$30,423	$21,850	$19,495

Earnings per share
Basic	$0.56	$0.38	$0.32
Diluted	$0.55	$0.38	$0.32

Weighted average common shares outstanding — basic	52,583,832	55,734,103	59,746,146
Weighted average common shares outstanding — fully diluted	53,290,836	56,449,371	60,595,765

(1)	The Cost of software licenses, professional services, support and maintenance and data center excludes charges for depreciation but the Cost of software licenses includes amortization of acquired technology.
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$30,423	$21,850	$19,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,170	11,591	11,135
Provision for doubtful accounts receivable and billing adjustments	995	159	1,894
Deferred income taxes	(2,812)	(1,895)	—
Other than temporary impairments of investments	—	663	152
Stock based compensation expense	1,602	8,092	8,522
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(22,396)	(3,095)	11,509
Decrease (increase) in prepaid expenses and other assets	792	(231)	(828)
Decrease in accounts payable and other liabilities	(920)	(6,250)	(14,213)
(Decrease) increase in accrued compensation and benefits	(2,711)	2,106	(2,840)
(Decrease) increase in income taxes payable	(1,437)	2,434	106
Increase (decrease) in deferred revenues	1,329	(1,277)	(3,600)

Net cash provided by operating activities	16,035	34,147	31,332

Cash flows from investing activities:
Maturities of investment securities	5,728	24,244	31,223
Purchases of investment securities	(3,224)	(3,447)	(33,838)
Purchases of restricted investment securities	(2,000)	—	—
Amounts released from escrow related to sale of business	—	3,712	—
Amounts held in escrow related to property	—	—	(1,593)
Purchases of property, equipment and technology	(8,192)	(8,744)	(9,685)

Net cash (used in) provided by investing activities	(7,688)	15,765	(13,893)

Cash flows from financing activities:
Proceeds from exercise of employee stock awards	1,341	1,305	11,500
Payments on capital leases and debt obligations	(3,917)	(3,718)	(3,473)
Repurchase and retirement of common stock	(9,596)	(25,075)	(50,967)

Net cash used in financing activities	(12,172)	(27,488)	(42,940)

Effect of exchange rate changes on cash and cash equivalents	1,769	(3,595)	900

Net (decrease) increase in cash and cash equivalents	(2,056)	18,829	(24,601)
Cash and cash equivalents at beginning of period	63,840	45,011	69,612

Cash and cash equivalents at end of period	$61,784	$63,840	$45,011

Noncash investing and financing activities:
Equipment financed through capital leases	$—	$1,301	$3,323
Property financed through notes payable	—	—	5,233

Supplemental schedule of cash flow data:
Cash paid for income taxes	$7,057	$2,279	$1,188
Cash paid for interest	730	875	622
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands except for share data)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Income
Balance at December 31, 2006	749,064	$10,000	61,290,973	$613	$1,845,529	$(1,629,302)	$(2,611)	$224,229

Net income	—	—	—	—	—	19,495	—	19,495	19,495
Net unrealized gain on cash flow hedges	—	—	—	—	—	—	(7)	(7)	(7)
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	902	902	902
Realized loss on cash flow hedges	—	—	—	—	—	—	78	78	78
Common stock issued upon the exercise of stock awards	—	—	2,086,040	19	11,481	—	—	11,500	—
Stock-based compensation expense	—	—	—	—	4,675	—	—	4,675
Repurchase and retirement of common stock	—	—	(6,628,107)	(65)	(50,902)	—	—	(50,967)	—

Comprehensive income	—	—	—	—	—	—	—	—	$20,468

Balance at December 31, 2007	749,064	$10,000	56,748,906	$567	$1,810,783	$(1,609,807)	$(1,638)	$209,905

Net income	—	—	—	—	—	21,850	—	21,850	21,850
Net unrealized loss on cash flow hedges	—	—	—	—	—	—	49	49	49
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(4,283)	(4,283)	(4,283)
Realized loss on cash flow hedges	—	—	—	—	—	—	117	117	117
Common stock issued upon the exercise of stock awards	—	—	442,141	4	1,301	—	—	1,305	—
Stock-based compensation expense	—	—			4,872	—	—	4,872	—
Repurchase and retirement of common stock	—	—	(4,391,737)	(43)	(25,032)	—	—	(25,075)	—

Comprehensive income	—	—	—	—	—	—	—	—	$17,733

Balance at December 31, 2008	749,064	$10,000	52,799,310	$528	$1,791,924	$(1,587,957)	$(5,755)	$208,740

Net income	—	—	—	—	—	30,423	—	30,423	30,423
Net unrealized gain on cash flow hedges	—	—	—	—	—	—	(69)	(69)	(69)
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	3,710	3,710	3,710
Common stock issued upon the exercise of stock awards	—	—	420,751	4	1,337	—	—	1,341	—
Stock-based compensation expense	—	—			4,092	—	—	4,092	—
Repurchase and retirement of common stock	—	—	(1,507,351)	(15)	(9,581)	—	—	(9,596)	—

Comprehensive income	—	—	—	—	—	—	—	—	$34,064

Balance at December 31, 2009	749,064	$10,000	51,712,710	$517	$1,787,772	$(1,557,534)	$(2,114)	$238,641

See accompanying notes to consolidated financial statements.

S1 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
1. Summary of Significant Accounting Policies
Business Overview
S1 Corporation is a leading global provider of payments and financial services software solutions. We offer payments solutions for ATM and retail point-of-sale (“POS”) driving, card management, and merchant acquiring, as well as financial services solutions for consumer, small business and corporate online banking, trade finance, mobile banking, voice banking, branch and call center banking. We sell our solutions primarily to banks, credit unions, retailers and transaction processors. We also provide software, custom software development, hosting and other services to State Farm Mutual Automobile Insurance Company and its subsidiary State Farm Bank (“State Farm”), a relationship that we expect will conclude by the end of 2011.
Basis of presentation
The consolidated financial statements include the accounts of S1 Corporation and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
Certain prior period amounts have been reclassified to conform to the current presentation. The significant reclassification of prior period amounts was to allocate a portion of subscription revenue from Software Licenses revenue to Support and maintenance revenue relating to rights to technical support and unspecified product upgrades and to Data center revenue for hosted services. This will better align our revenue with the associated costs. Additionally, we have collapsed our Other revenue due to the immaterial amounts for the periods presented. Total revenue and net income were not affected by these reclassifications.

	Previously	Reclassified	Reclassified		Previously	Reclassified	Reclassified
	Reported	Subscription	Other	Reclassified	Reported	Subscription	Other	Reclassified
	2008	Revenue	Revenue	2008	2007	Revenue	Revenue	2007
Revenue:
Software license	$37,859	$(8,168)	$539	$30,230	$30,709	$(5,759)	$92	$25,042
Support and maintenance	49,163	4,576	40	53,779	45,591	3,376	39	49,006
Professional services	92,245	—	225	92,470	79,754	—	488	80,242
Data center	47,836	3,592	528	51,956	47,796	2,383	456	50,635
Other	1,332	—	(1,332)	—	1,075	—	(1,075)	—

Total revenue	$228,435	$—	$—	$228,435	$204,925	$—	$—	$204,925

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of revenue, probable losses, restructuring costs and operating expenses. Actual results could differ from those estimates.
Fair value of financial instruments
Cash and cash equivalents include deposits with commercial banks and highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents also includes certain short term investments that are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, these investments have net asset values (“NAV”) of $1.00 per unit.
Generally, the classification of the investment is made when we purchase the investment. However, if the investment changes and no longer meets the definition of cash and cash equivalents, the investment will be reclassified to short term investments during the quarter of the change. Short-term investments consist of investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities exceeding 90 days but less than one year. Investments with a remaining maturity that exceed one year are reported in non-current other assets.

Investments in debt and equity securities are analyzed to determine whether it represents an investment that has a fair value per share or unit that is determined and published for current transactions. The analysis is limited to those professionally managed investments that (1) pool the capital of investors to invest in bonds (debt securities), options, currencies, or money market securities for current income, capital appreciation, or both consistent with the investment objectives of the fund; (2) have a NAV provided to the investor periodically, but no less frequently than at each month end; and (3) the month-end NAV is the price paid or received by investors purchasing or selling investments at month end. Any unrealized holding gains and losses resulting from these securities are reported as a net amount in a separate component of shareholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in earnings.
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
Accounts receivable and allowance for doubtful accounts and billing adjustments
Accounts receivable include amounts billed to customers and unbilled amounts of revenue earned in advance of billings. Unbilled receivable balances arise primarily from our performance of services in advance of billing terms on contracted professional services where percentage of completion or proportional performance accounting is applied. Generally, billing occurs at the achievement of milestones that correlate with progress towards completion of implementation services. Accounts receivable are recorded at the invoiced amount or the earned amount and do not bear interest. We have established a discount allowance for estimated billing adjustments and an allowance for estimated amounts that we will not collect. We report provisions for billing adjustments as a reduction of revenue and provisions for uncollectible amounts as a component of selling expense. We review specific accounts, including substantially all accounts with past due balances over 90 days, for collectability based on circumstances known to us at the date of our financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs, historical discounts and write-offs, customer concentrations, customer credit-worthiness, and current economic trends. Accounts receivable are charged off against the allowance when we estimate it is probable the receivable will not be recovered. Accounts receivable are presented net of allowance for doubtful accounts and billing adjustments.
Property and equipment
We report property and equipment at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease and are generally only for computer equipment. We calculate depreciation using the straight-line method over the estimated useful lives of the related assets. We amortize leasehold improvements using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Depreciation for assets held under capital leases is computed using the straight-line method over the estimated useful life of the assets which is usually equal to the lease term. However, we may use the lease term if the lease has a lease term shorter than our estimated useful life and the lease is not a bargain purchase or automatic transfer of title. Gains or losses recognized on disposal or retirement of property and equipment are recognized in Interest and other (expense) income in the statement of operations. We accrue asset retirement liabilities for leased facilities if required to restore the facility due to our leasehold improvements. However, to date these liabilities have been immaterial to our financial position as most of our larger leases do not require restorations.
The estimated useful lives of property and equipment are as follows:

Building	27 years
Building improvements	5 to 15 years
Leasehold improvements	shorter of lease term or 5 years
Furniture and fixtures	5 years
Computer equipment	2 to 3 years including leases
Software	3 years

Leases
We review all leases for capital or operating classification at their inception. We generally enter into lease arrangements as an operating lease for our facilities and capital lease for computer equipment. For leases that contain rent escalations, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rents paid and the straight-line rent in a deferred rent account in other current liabilities or other long-term obligations, as appropriate, on our balance sheet. We record rent incentives, such as free rent or leasehold allowances, as deferred rent liabilities in other current liabilities or other long-term obligations, as appropriate, on our balance sheet. We classify the amortization of lease incentives as a reduction of occupancy expense in our statements of operations.
Goodwill
We have recorded goodwill in connection with the acquisition of businesses accounted for using the purchase method. We are required to perform an impairment test of goodwill at least once annually and upon the occurrence of a triggering event. We have elected to test our goodwill for impairment as of October 1st each year. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. Our measurement of fair value considers both the income approach, utilizing the present value of estimated future discounted cash flows, and market approach, utilizing a revenue multiple to estimate fair value. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge. Based upon the results of our annual impairment test in 2009, 2008 and 2007, no impairments were identified.
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
We amortize identifiable intangible assets over their estimated useful lives (ranging from five to ten years) using the straight-line method which approximates the projected utility of such assets based upon the information available. Acquired technology represents technology acquired from third parties, which we have incorporated in our products and the related amortization is recorded in the Cost of software licenses in our statements of operations. Customer relationships represent the value of the customers acquired and the related amortization is recorded in Depreciation and amortization of other intangibles in our statement of operations. Intangible assets are evaluated for impairment annually. If such evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of these assets that should be written off.
Cost-basis investments
Other assets include investments in entities that we account for on the cost basis and equity method. We account for investments in affiliated entities, which we do not manage and over which we exert significant influence, using the equity method. The equity method of accounting requires us to record our share of the net operating results of the investee in our consolidated statements of operations. Under the cost basis, we recognize the net operating results of the investee only to the extent distributed by the investee as dividends. We adjust the carrying value of our equity method investments for our share of their net operating results, unless or until our share of their underlying net assets has been reduced to $0. At the end of each reporting period, we assess the recoverability of these cost basis and equity method investments by comparing their carrying value, including goodwill, to the estimated fair value using the undiscounted estimated future net cash flows expected to be derived from such assets. If we determine that the carrying value is not recoverable, then the impairment is other than temporary and we reduce the asset to its estimated fair value.
As of December 31, 2009, we own approximately 14% of Yodlee, accounted for as a cost method investment. Our investment in Yodlee was accounted for using the equity method until 2007. In 2007, we converted to the cost basis as our ownership decreased below 20% and we do not have significant influence. We have not received any dividend payments nor have we made any capital contributions to Yodlee in 2009, 2008 and 2007. A member of our Board of Directors also serves on the Board of Yodlee.

Concentration of credit risk and uncertainties
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the banking and insurance industries and other financial services firms. Given the concentration of our business activities in financial industries, we may be particularly exposed to economic downturns in those industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, and adversely affect our operating results. In addition to mergers and acquisitions in the banking industry, we have seen an increased level of bank closures and government supervised consolidation transactions in the last few years. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions, be closed by regulators, or decide to terminate their relationships with us for other reasons. As a result, our sales could decline.
Our business success depends in part on our relationships with a limited number of large customers. For the years ended December 31, 2009, 2008 and 2007, one customer, State Farm, was a significant portion of our revenue as discussed in our “Segment Reporting, Geographic Disclosures and Major Customers” note to our consolidated financial statements.
Revenue recognition, deferred revenue and cost of revenue
We derive a significant portion of our revenue from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance, hosting applications in our data center, and from electronic bill payment services. We also generate recurring revenue by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services.
Software license revenue. For software license sales for which professional services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is reasonably assured, and (3) the fee is fixed or determinable. In our arrangements that included software licenses, for which vendor specific objective evidence of fair value (“VSOE”) does not exist for the delivered element and exists for all undelivered elements, we use the residual method. When professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, which is generally measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. For software license sales where the license term does not begin until installation is complete, we recognize license and professional services revenue when we complete the installation of the software. For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due.
For term license arrangements, sometimes referred to as subscription licenses, we allow customers the rights to use software and receive unspecified products as well as unspecified upgrades and enhancements during a specified term. For certain agreements, the subscription license also entitles the customer to receive hosting services. The subscription revenue is generally recognized ratably over the term of the arrangement, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is allocated to all elements of the arrangement (Software license, Support and maintenance, and Data center revenue) using a consistent approach which considers the VSOE of support and maintenance and pricing methodologies. In addition, subscription agreements typically contain renewal terms that automatically extend the term of the arrangement for one year or more unless a timely notice of termination is provided.
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

Professional services revenue. Revenue derived from arrangements to provide professional services on a time and materials basis is recognized as the related services are performed. Revenue from professional services where services are deemed to be essential to the functionality of the software is recognized using the percentage of completion method. For other revenue from professional services that are provided on a fixed fee basis, revenue is recognized on a proportional performance basis which is generally a method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. VSOE of fair value of professional services revenue is based upon consistent stand-alone pricing.
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
Deferred revenue. Deferred revenue represents payments received and billings to customers for software licenses, professional services and maintenance in advance of performing services. Maintenance is normally billed quarterly or annually in advance of performing the service.
Cost of revenue. Cost of software licenses consists primarily of the cost of third-party software used in our products and the amortization of acquired technology. Costs of support, maintenance and professional services are primarily personnel and related infrastructure costs including stock-based compensation expense and related third party services or products. Data center direct costs are primarily personnel costs including stock-based compensation expense, infrastructure to support customer installations that we host in our data centers and related third party services or products. Costs of revenue exclude charges for depreciation of property and equipment.
Product development costs
Product development costs include all research and development expenses and software development costs. Generally, product development costs include personnel and related infrastructure costs, including stock-based compensation expense. Historically, we have expensed all research and development expenses as incurred. We expense all software development costs associated with establishing technological feasibility, which we define as the completion of beta testing. Because of the insignificant amount of costs incurred between completion of beta testing and general customer release, we have not capitalized any software development costs in the accompanying consolidated financial statements.
Other non-operating expenses
Other non-operating expenses are composed mainly of transaction foreign exchange gain (loss) due to cash collections in our foreign operations, foreign withholding taxes and gain (loss) on investments and other expenses. Other non-operating expenses are comprised of the following (in thousands):

	For the year ended December 31,
	2009	2008	2007
Foreign exchange transaction (loss) gain	(734)	604	(306)
Foreign withholding tax	(308)	(350)	(397)
Gain (loss) on investments and other expenses	112	(698)	(234)

Other non-operating expenses	$(930)	$(444)	$(937)

Income taxes
We use the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. When we prepare our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. We establish a valuation allowance to reduce the deferred income tax assets to the level at which we believe it is more likely than not that the tax benefits will be realized.

We recognize and measure benefits for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Stock-based compensation
Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We maintain certain stock compensation plans providing for the grant of stock options, restricted stock, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and employees. Substantially all stock options granted under our plans have ten-year contractual lives and generally vest and become exercisable ratably over four years from the date of grant. However, grants of stock options and restricted stock awards to directors generally vest over one year. Certain awards granted in 2006 vested and became exercisable ratably over two years, including our outstanding SARs awards.
We account for share-based payments to employees based on the fair value of the award that is expected to vest using the “modified prospective” method. For stock options, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. The cash-settled SARs are recorded as liabilities with changes in fair value recognized in earnings using the Black-Scholes option pricing model. For cash-settled SARs that have not been exercised after the vesting period, the fair value is recalculated at the end of each reporting period and changes in fair value are recognized in earnings. For restricted stock awards, the fair value is determined by the market price of our stock on the date of grant.
In determining fair value using the Black-Scholes option pricing model, management makes certain estimates related to the expected term of the award, the volatility of our stock price, and the risk-free interest rate. These assumptions generally require significant analysis and judgments. Some of the assumptions are based on external data, while some assumptions are derived from our historical experience with share-based payments. We currently estimate the expected term using our historical exercise and post-vesting cancellation activity and stock price volatility by considering our historical stock volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupons with the remaining term equal to the expected term used as the input to the Black-Scholes model. The stock-based compensation expense is amortized on a straight-line basis over the requisite service period (vesting period) reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. We estimate forfeitures using a weighted-average historical forfeiture rate.
Generally, proceeds from the exercise of stock awards includes the net of cash received from employees for the exercise of employee stock options less the fair value equivalent of withholding taxes due upon vesting of restricted stock instead of paying cash.
Net income per share
We calculate earnings per share by allocating income between the weighted average common shares outstanding and weighted average outstanding participating securities during periods in which we record net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of applying the two-class method would be anti-dilutive for participating securities. Net income is allocated to our common stock and our participating securities of restricted stock and convertible preferred stock based on their respective rights to share in dividends. Diluted earnings per share is calculated to reflect the potential dilution that would occur if stock options or other rights to issue common stock were exercised and resulted in additional shares of common stock outstanding that would share in our earnings.

Foreign currency translation
We translate the financial statements of our international subsidiaries into U.S. dollars at current period end exchange rates, except for revenue and expenses, which are translated at average exchange rates during each reporting period. Currency transaction gains or losses are included in our results of operations. We include net exchange gains or losses resulting from the translation of assets and liabilities as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The fluctuations in foreign currency rates for U.S. Dollars against primarily the British Pound Sterling, South African Rand, Indian Rupee and European Euro resulted in changes to other comprehensive income mainly due to our foreign cash and accounts receivable balances.
Comprehensive income
We report total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, we include in other comprehensive income those amounts relating to foreign currency translation adjustments and unrealized gains and losses on financial instruments and investments in the consolidated statement of stockholders’ equity and comprehensive income. Our balances for accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2009	2008

Net gain on derivative financial instruments, net of taxes	$—	$69
Cumulative foreign currency translation adjustments, net of taxes	(2,114)	(5,824)

Accumulated other comprehensive loss	$(2,114)	$(5,755)

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
On January 1, 2009, we adopted revisions to FASB ASC 805 Business Combinations and FASB ASC 350 Intangibles-Goodwill and Others. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The revisions could have a material impact on any business combinations entered into in future periods.
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
In October 2009, FASB amended FASB ASC 605-25 Revenue Recognition: Multiple -Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, VSOE or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on selling price method. This change is effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later with earlier adoption permitted. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, we do not believe the adoption of this change will have a material effect on our results of operations.

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
2. Fair Value Measurements
U.S. GAAP defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists therefore requiring an entity to develop its own assumptions.
The carrying value approximates fair value of cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed term deposits approximate their carrying value as the principal is fixed. Our long-term debt has fixed interest rates. The fair values of long-term borrowings having fixed rates are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms.
We had derivative assets that were foreign currency options designated as cash flow hedges for a certain customer in which our costs were denominated in U.S. Dollars while the customer paid us in British Pounds Sterling that expired on March 31, 2009. We categorized the derivative assets as Level 2 and determined the value of option contracts utilizing a standard option pricing model based on inputs that were quoted by counterparties to this contract that estimated the present value of expected future cash flows. We did not have any unexpired financial instruments as of December 31, 2009.
Generally, we hold our cash reserves in different types of cash funds. In December 2007, we were informed that one of these funds (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. As such, we began to account for this mutual fund trust under FASB ASC 320 Investments-Debt and Equity Securities. The fund’s value was then determined based on the valuation of the individual investment securities it holds, many of which are separately valued based on a combination of Level 1, Level 2 and Level 3 inputs as prepared by the fund manager. The Level 2 inputs include, for example, values for comparable issued securities. The Level 3 inputs include valuations from third parties, similar type funds, and assumptions about future market conditions. The net asset value (“NAV”) of the fund fluctuated depending on the value of these underlying securities. The NAV of our investment in the fund was reported to us by the fund manager. Based on the fund’s holding underlying securities subject to a Level 3 valuation, we categorized our investment in the fund as a Level 3 investment. As of December 31, 2008, we deemed approximately $900 thousand of the fund as non-current due to deteriorating market conditions as the fund manager expected certain investment securities in the fund would be held until market liquidity improved which at the time was believed to be not until 2010 or beyond. However, the fund was fully liquidated during 2009 and we received approximately $2.5 million to settle our remaining investment in the fund. We realized a gain of approximately $100 thousand during 2009 on cash settlements of the fund.
We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include long term assets such as property and equipment, goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the years ended December 31, 2009, 2008, and 2007, we had no impairments related to these assets.

Estimated fair values of our financial instruments were as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$61,784	$61,784	$63,840	$63,840
Included in other current assets:
Mutual fund trust	—	—	1,493	1,493
Fixed term deposits	318	318	—	—
Restricted fixed term deposit	2,000	2,000	—	—
Derivative assets	—	—	69	69
Included in non-current other assets:
Mutual fund trust	—	—	902	902
Fixed term deposits	—	—	289	289
Long-term borrowings	5,026	4,911	6,196	6,103
We did not have any assets or liabilities that are measured on a recurring basis as of December 31, 2009. The following table summarizes the assets carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

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
Any realized gains or impairments of our Level 3 investment, the mutual fund trust, were recorded to Interest and other (expense) income, net in our consolidated statements of operations. The following table summarizes the change in balance for our Level 3 investment, the mutual fund trust, for the year ended December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date
	Using Significant Unobservable Inputs (Level 3)
	2009	2008
Beginning balance	$2,395	$10,894
Realized gain in earnings	109	—
Impairments	—	(663)
Cash settlements	(2,504)	(7,836)

Ending balance	$—	$2,395

3. Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	December 31,
	2009	2008

Billed receivables	$42,862	$30,771
Unbilled receivables	23,907	13,178
Allowance for doubtful accounts and billing adjustments	(2,299)	(1,388)

Total	$64,470	$42,561

Billed accounts receivables that were more than 90 days past due accounted for 7% and 4% of the billed accounts receivable balance, excluding allowance for doubtful accounts and billing adjustments as of December 31, 2009 and 2008, respectively. As of both December 31, 2009 and 2008, 42% of the unbilled receivables related to an implementation for a large international banking customer. Unbilled receivables generally relate to professional service projects with milestone billings where revenue is recognized as services are rendered and billings are sent to customers in accordance with the terms of the contract, primarily at project milestone dates. We expect to bill and collect these amounts within one year of the balance sheet date. The increase in the allowance for doubtful accounts and billing adjustments during 2009 reflects the growth of our accounts receivable balance and increase in days sales outstanding.
4. Property and Equipment
Property and equipment as of December 31, 2009 included computer equipment under capital leases with original cost and accumulated amortization of approximately $4.7 million and $2.9 million, respectively. Property and equipment as of December 31, 2008 included computer equipment under capital leases with original cost and accumulated amortization of approximately $11.7 million and $7.3 million, respectively. Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008

Property and building improvements	$12,115	$9,551
Leasehold improvements	1,977	773
Furniture and fixtures	2,327	1,786
Computer equipment	31,891	29,413
Software	10,811	8,890

Property and equipment, before depreciation	59,121	50,413
Accumulated depreciation and amortization	(36,103)	(27,398)

Property and equipment, net	$23,018	$23,015

5. Goodwill and Other Intangible Assets
The changes in the carrying value of our goodwill for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Enterprise	Postilion	Total

Goodwill, net as of December 31, 2007 (1)	$49,616	$75,665	$125,281
Utilization of acquisition related income tax benefits	(153)	—	(153)
Release of acquisition related deferred tax assets	(766)	—	(766)

Goodwill, net as of December 31, 2008 (1)	48,697	75,665	124,362
Effect of foreign currency translations	3,350	(1,107)	2,243

Goodwill, net as of December 31, 2009 (1)	$52,047	$74,558	$126,605

(1)	The goodwill balances include accumulated impairment losses recorded in December 2000 of $212.8 million for the Enterprise segment and $258.1 million for the Postilion segment.

Our intangible assets consisted of the following (in thousands):

	As of December 31, 2009
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Acquired technology	$21,938	$(20,592)	$1,346
Customer relationships	12,000	(8,451)	3,549

Total	$33,938	$(29,043)	$4,895

	As of December 31, 2008
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Acquired technology	$21,938	$(19,015)	$2,923
Customer relationships	12,000	(7,338)	4,662

Total	$33,938	$(26,353)	$7,585

Amortization expense of acquired technology, included in Cost of software licenses, and amortization expense of customer relationships, included in Depreciation and amortization of other intangible assets, were as follows (in thousands):

	For the year ended December 31,
	2009	2008	2007

Acquired technology	$1,577	$2,525	$2,937
Customer relationships	1,113	1,130	1,175

Total	$2,690	$3,655	$4,112

Based upon our current intangible assets, we estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2010	2011	2012	2013	2014

Enterprise	$245	$245	$184	$—	$—
Postilion	1,335	1,282	706	490	408

Total	$1,580	$1,527	$890	$490	$408

6. Restructuring Costs
We implemented costs reduction plans in prior years to change our organizational structure, reduce operating costs and more effectively align us with the needs of our customers. We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term and we adjust our estimates based on sublease assumptions for certain subleased office space and early surrender of certain subleased office space. The total adjustments in 2009 and 2008 were deemed immaterial and reflected in operating expenses. The restructuring reserves at December 31, 2009 included future rent expense for vacated facilities, net of sublease income. We expect to make future undiscounted cash expenditures, net of anticipated sublease income and future accretion charges, related to these restructuring activities of approximately $3.5 million, of which we anticipate to pay approximately $2.1 million within the next twelve months. The carrying value of our restructuring reserves as of December 31, 2009 reflect the expected cash flows for our vacated facilities net of sublease income discounted for the long term portion of the reserve. Due to the short term nature, as leases expire by mid 2011, we believe the carrying value approximates the fair value. The table below rolls forward the restructuring reserves for the years ended December 31, 2009, 2008, and 2007 per plan as follows (in thousands):

	2006 Plan		2005 Plan		2003 and
	Personnel		Personnel		Prior Plans
	Costs	Lease Costs	Costs	Lease Costs	Lease Costs	Total

Balance, December 31, 2006	$4,018	$5,994	$660	$3,645	$5,161	$19,478
Amounts utilized	(3,185)	(2,282)	(627)	(1,289)	(2,871)	(10,254)

Balance, December 31, 2007	833	3,712	33	2,356	2,290	9,224
Amounts utilized	(323)	(1,210)	—	(1,207)	(796)	(3,536)
Adjustments	(510)	208	(33)	544	(131)	78

Balance, December 31, 2008	—	2,710	—	1,693	1,363	5,766
Amounts utilized	—	(1,163)	—	(968)	(835)	(2,966)
Adjustments	—	324	—	167	186	677

Balance, December 31, 2009	$—	$1,871	$—	$892	$714	$3,477

Restructuring in 2003 and prior. In 2003 and certain prior years, management approved restructuring plans to reorganize our worldwide operations by reducing work force and consolidating certain office facilities. We incurred adjustments to the reserve for accretion expense which increased our reserve by $30 thousand in 2008. We adjusted our estimates for an early surrender of office space which reduced our reserve by $160 thousand in 2008. We adjusted our estimates of operating expenses and related sublease income which increased our reserve by $190 thousand in 2009.
Restructuring in 2005. In 2005, management implemented a reorganization that resulted in a reduction of personnel of approximately 8% as well as the consolidation of some facilities. The reorganization comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets. The remaining severance reserve was released in 2008 after all obligations were fulfilled. We incurred adjustments to the reserve for accretion expense which increased our reserve by $50 thousand and $90 thousand in 2009 and 2008, respectively. We adjusted our estimates of operating expenses and related sublease income which increased our reserve by $110 thousand and $450 thousand in 2009 and 2008, respectively.
Restructuring in 2006. In 2006, management approved a plan of reorganization to reduce operating costs as we aligned more closely with our customers. The reorganization resulted in a reduction of personnel of approximately 9% in both the United States and Europe as well as the consolidation of some facilities. We adjusted our estimates for personnel costs by $500 thousand in 2008 as we negotiated a signed release from any potential repayments of development grants for an international location which reduced our reserve. We incurred adjustments to the reserve for accretion expense which increased our reserve by $90 thousand and $170 thousand in 2009 and 2008, respectively. We adjusted our estimates of operating expenses and related sublease income which increased our reserve by $240 thousand in 2009.

7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	December 31,
	2009	2008

Software licenses	$2,861	$4,008
Professional services	7,317	7,056
Support and maintenance	16,659	14,207

Deferred revenue, current	26,837	25,271
Deferred revenue, non-current (1)	41	160

Total deferred revenue	$26,878	$25,431

(1)	Non-current deferred revenue is included in long-term Other liabilities.
8. Retirement Savings Plan
401(k) retirement savings plan. We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the 401(k) plan may elect to contribute from 1% to 50% of his or her annual compensation to the plan up to limits placed by U.S. Internal Revenue Service. We, at management’s discretion, may make matching contributions to the plan. Our matching contributions to the plan charged to expense for 2009, 2008 and 2007 were approximately $1.0 million, $900 thousand, and $500 thousand, respectively.
Deferred compensation plan. On December 15, 2009, the Board of Directors of S1 approved and adopted the Directors’ Deferred Compensation Plan (the “Deferred Compensation Plan”), a non-qualified deferred compensation plan for non-employee directors of the Company. The Deferred Compensation Plan is an unfunded plan maintained for the purpose of providing non-employee directors of the Company an opportunity to defer some or all of their cash (both retainer and meeting fees) and equity awards (other than option grants). All amounts deferred shall be 100% vested at all times and such deferred amounts shall be credited with earnings and losses, if any, as if the amounts were invested in shares of Company common stock in order to further align the interests of the participating non-employee directors with that of the Company’s stockholders. The Deferred Compensation Plan is effective January 1, 2010. As such, we did not have any assets or liabilities recorded as of December 31, 2009 related to the Deferred Compensation Plan.
9. Commitments, Contingencies and Debt Obligations
Operating lease commitments. We lease office facilities and computer equipment under non-cancelable operating lease agreements which expire at various dates through 2023. Total rental expense under these leases was $5.9 million, $5.6 million and $5.9 million in 2009, 2008 and 2007, respectively. As of December 31, 2009, our operating leases were collateralized by deposits of $1.5 million of which $1.2 million was included in long term other assets and the remainder in other current assets.
In connection with the lease on one of our vacated offices, we issued to our landlord a standby letter of credit in the amount of $2.0 million to guarantee certain obligations under the lease agreement. The amount that we are required to maintain under the standby letter of credit decreases as our future obligations under the lease agreement decline through August 2011. As of December 31, 2009, there were no amounts outstanding under the letter of credit. We have a fixed term deposit of $2.0 million with the issuer as a compensating balance for the letter of credit that we purchased in 2009 as an investment which was included in other current assets at December 31, 2009.
Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements are as follows (in thousands):

	Operating Lease	Sublease	Net Operating Lease
	Commitments (1)	Income (1)	Commitments

2010	$11,066	$4,177	$6,889
2011	8,864	2,810	6,054
2012	4,842	81	4,761
2013	4,582	14	4,568
2014	2,504	—	2,504
Thereafter	8,149	—	8,149

	$40,007	$7,082	$32,925

(1)	Includes amounts for vacated facilities recorded in our restructuring reserves of $10.4 million for operating lease commitments and $6.8 million of related sublease income.

Notes payable and capital leases. Notes payable are mainly for our Norcross facility that we purchased in 2007 and capital leases are for computer equipment. The note payable on our Norcross facility is collateralized by the building and a deposit of $1.5 million in non-current other assets. Long-term debt consisted of the following (in thousands):

	December 31,
	2009	2008

Note payable due Feb. 2011 in monthly installments of $40 thousand which include interest at 7.6%	$5,060	$5,141

Note payable due Aug. 2011 in monthly installments of $7 thousand which include interest at 12.0%	128	194

Capital lease obligations with maturity dates ranging from Sep. 2010 through Dec. 2010 with interest rates of 6.3% - 7.0%	1,008	4,778

	$6,196	$10,113
Less: Current maturities included in current liabilities	(1,170)	(3,917)

	$5,026	$6,196

Future minimum annual notes payable payments and capital lease payments as of December 31, 2009 are as follows (in thousands):

	Notes Payable	Capital Leases	Total

2010	$560	$1,040	$1,600
2011 (1)	5,094	—	5,094

	$5,654	$1,040	$6,694
Less amount representing interest	(466)	(32)	(498)

	$5,188	$1,008	$6,196

(1)	We do not have any long-term debt obligations that are due beyond 2011.
Contractual commitments. In the normal course of business, we enter into contracts with vendors. We do not believe that we will fail to meet our contractual commitments to an extent that will result in a material adverse effect on our financial position or results of operations. At December 31, 2009, our payment obligations under these contracts were $900 thousand for 2010 and $200 thousand for 2011.
Guarantees and indemnifications. We typically grant our customers a warranty, usually 90 days from delivery date, which guarantees that our products will substantially conform to our current specifications. We also indemnify our customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantee and indemnification provisions have not been significant and we did not have any material liabilities recorded as of December 31, 2009.
Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of our subsidiaries is a party or of which our or any of our subsidiaries’ property is subject.
10. Income Taxes
Income before income tax expense consisted of the following (in thousands):

	2009	2008	2007

U.S. operations	$11,537	$7,223	$10,834
Foreign operations	20,850	16,881	10,125

	$32,387	$24,104	$20,959

Income tax expense is summarized as follows (in thousands):

	2009	2008	2007

Current:
Federal	$(79)	$27	$408
Foreign	4,551	3,412	513
State	304	710	543

Total current	$4,776	$4,149	$1,464

Deferred:
Federal	$—	$—	$—
Foreign	(2,812)	(1,895)	—
State	—	—	—

Total deferred	$(2,812)	$(1,895)	$—

Total income tax expense	$1,964	$2,254	$1,464

A reconciliation of the income tax expense to the amount computed by applying the statutory federal income tax rate to the income before income tax benefit is as follows (in thousands):

	2009	2008	2007

Income tax expense at federal statutory rate of 35%	$11,336	$8,436	$7,335
State income tax expense, net of federal benefit	198	457	353
Changes related to tax assessments	286	317	—
Deferred tax valuation allowance release	(3,114)	(2,048)	—
Decrease in valuation allowance related to current year operations	(4,913)	(3,150)	(6,664)
Foreign operations tax rate differences	(2,426)	(2,447)	(1,911)
Other foreign taxes	309	—	289
Other permanent items	288	689	2,062

Income tax expense	$1,964	$2,254	$1,464

The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred income tax assets:
Net operating loss carryforwards	$98,633	$100,205
Equity in net loss of affiliate	18,438	18,438
Accrued expenses	7,721	9,189
Deferred revenue	353	8,123
Tax credit carryforwards	2,948	3,027
Restructuring	1,356	2,175
Property and equipment depreciation	3,317	3,283
Unrealized translation adjustments	1,066	—
Identifiable intangibles	613	—
Other	276	393

Total gross deferred income tax assets	134,721	144,833
Valuation allowance for deferred income tax assets	(127,260)	(140,110)

Total deferred income tax assets	7,461	4,723

	2009	2008
Deferred income tax liabilities:
Identifiable intangibles	—	1,210
Future reversals of branch deferred tax assets	631	—
Other	180	—

Total deferred income tax liabilities	811	1,210

Net deferred income taxes	$6,650	$3,513

	2009	2008
Included in:
Other current assets	$1,079	$237
Other noncurrent assets	5,620	3,708
Other current liabilities	—	(222)
Other noncurrent liabilities	(49)	(210)

Net deferred income taxes	$6,650	$3,513

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
Periodically, management reviews the deferred tax assets and evaluates the need for a valuation allowance, generally in the fourth quarter each year in conjunction with our annual budget cycle. Based upon our results of operations in recent years and expected profitability in future years in certain foreign jurisdictions, we have concluded that it is more likely than not certain foreign deferred tax assets will be realized. A reversal of the valuation allowance resulted in non-cash income tax benefit in the fourth quarters of 2009 and 2008 totaling $3.1 million and $2.0 million, respectively. As of December 31, 2009, the remaining valuation allowance primarily relates to deferred tax assets in the United States. Given the current economic environment in the financial services industry, management believes it is more likely than not a valuation allowance is required on these deferred tax assets. Management will continue to assess the realization of our deferred tax assets and related valuation allowance. As such, we may release a portion of the valuation allowance as early as 2010.
At December 31, 2009, we had domestic net operating loss carryforwards of approximately $225.6 million, foreign net operating loss carryforwards of approximately $58.0 million and tax credit carryforwards of approximately $5.9 million. The domestic net operating loss carryforwards expire at various dates through 2029 unless utilized. The foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2021. Our domestic net operating loss carryforwards at December 31, 2009 include $200.5 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital as realized.
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that we considered appropriate.
The reconciliation of our tax contingencies is as follows (in thousands):

	2009	2008	2007

Beginning balance	$8,095	$11,385	$13,209
Reductions for tax positions of prior years	(42)	(3,290)	(1,725)
Settlements	—	—	(99)

Ending balance	$8,053	$8,095	$11,385

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, accrued interest and penalties related to uncertain tax positions were immaterial.

During 2009, our unrecognized tax benefits decreased by an immaterial amount due to the expiration of the statue of limitations. During 2008, our unrecognized tax benefits decreased by $3.3 million, of which $2.1 million is related to the expiration of the statue of limitations for 2004, primarily related to fixed assets and intercompany debts. We also reduced unrecognized tax benefits by $1.2 million due to a change of judgment concerning intercompany debts where it has been determined these balances are more likely than not equity under the applicable tax authority. Within twelve months of the reporting date, we do not expect any material changes to unrecognized tax benefits.
The tax years 2006, 2007, 2008 and 2009 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years.
Using the with-and-without approach for tax benefits, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during 2009, 2008 and 2007.
11. Stock Option Plans
We maintain certain stock compensation plans providing for stock options, restricted stock awards and units, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. In May 2008, our stockholders approved the 2003 Stock Incentive Plan, Amended and Restated effective February, 26, 2008 (the “Stock Incentive Plan”) which, among other things, increased the number of shares available for grant under the Stock Incentive Plan by 4,069,591 shares. As of December 31, 2009, we had 2,080,526 shares available for future grants under the Stock Incentive Plan and this is the only plan open to new grants. As of December 31, 2009, our current stock option plan and prior plans closed to grants provided for the issuance of 9,374,373 shares of common stock if all outstanding options were exercised, restricted stock vested and available grants were issued and exercised. Awards that are settled in cash do not count against the maximum limit of shares in these plans. There was no capitalized stock-based compensation cost as of December 31, 2009.
The following table shows the stock-based compensation expense included in our statements of operations (in thousands):

	For the year ended December 31,
	2009	2008	2007
Operating expenses:
Cost of professional services, support and maintenance	$161	$344	$514
Cost of data center	115	100	70
Selling and marketing	(246)	2,949	3,984
Product development	254	1,034	1,669
General and administrative	1,318	3,665	2,285

Total stock-based compensation expense	$1,602	$8,092	$8,522

Grant type:
Stock options	$2,342	$3,955	$4,040
Restricted stock	1,750	917	635
Stock appreciation rights	(2,490)	3,220	3,847

Total stock-based compensation expense	$1,602	$8,092	$8,522

Stock Options. The fair value for stock option grants was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2009	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	49.1%	44.4%	45.0%
Risk-free interest rate	2.5%	3.1%	4.8%
Expected life	4.4 years	4.4 years	4.0 years
Weighted average fair value for grant during year	$3.01	$2.58	$2.55
The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock prices of $6.52 as of December 31, 2009. The aggregate intrinsic value of the stock options exercised was $600 thousand, $1.1 million and $4.3 million for 2009, 2008 and 2007, respectively. A summary of our stock options awards and changes during the twelve months ended December 31, 2009 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Life (Yrs)	($000’s)

Outstanding at December 31, 2008	6,792	$7.34
Granted	314	7.06
Exercised	(337)	4.61		$609
Forfeited	(482)	14.13

Outstanding at December 31, 2009	6,287	$6.96	5.8	$5,433

Exercisable at December 31, 2009	4,777	$7.11	5.0	$4,985

A summary rollforward of our non-vested options and changes during the year ended December 31, 2009, is presented below:

	Non-Vested	Weighted-
	Number of	Average
	Shares	Grant-Date
	(000’s)	Fair Value

Non-vested balance at December 31, 2008	2,348	$2.53
Granted	314	3.01
Vested	(1,010)	2.48
Forfeited	(142)	2.42

Non-vested balance at December 31, 2009	1,510	$2.65

The following table summarizes information about stock options outstanding by price range at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000’s)	Life (Yrs)	Price	(000’s)	Price

$1.21 - 4.00	188	3.4	$3.58	188	$3.58
4.01 - 5.00	1,868	6.1	4.55	1,864	4.55
5.01 - 6.00	828	5.8	5.27	548	5.27
6.01 - 7.00	1,394	7.8	6.48	582	6.48
7.01 - 8.50	1,260	5.9	7.93	845	7.93
8.51 - 11.00	327	2.5	9.28	328	9.28
11.01 - 97.44	422	1.4	20.00	422	20.00

1.21 - 97.44	6,287	5.8	$7.11	4,777	$7.11

As of December 31, 2009, we had $3.0 million of total unrecognized compensation expense related to non-vested stock options expected to be recognized over a weighted average period of 1.2 years using the mid-point method. The stock-based compensation expense for stock options was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the twelve months ended December 31, 2009, 2008 and 2007 was $2.5 million, $4.0 million and $3.9 million, respectively.
Restricted Stock Activity. The aggregate intrinsic value for the restricted stock outstanding in the table represents the total pretax value, based on our closing stock price of $6.52 as of December 31, 2009. The weighted average grant date fair value of the restricted stock granted was $7.10, $6.43 and $8.32 during the twelve months ended December 31, 2009, 2008 and 2007, respectively. A summary of our restricted stock and changes during the twelve months ended December 31, 2009 is presented below:

		Weighted-
		Average	Aggregate
		Remaining	Intrinsic
	Shares	Contractual	Value
	(000’s)	Life (Yrs)	($000’s)

Unvested at December 31, 2008	201
Granted	950
Vested	(115)		$774
Forfeited	(29)

Unvested at December 31, 2009	1,007	2.9	$6,567

Expected to Vest	1,007	2.9	$6,567

As of December 31, 2009, we had $5.8 million in unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a weighted average period of 1.6 years using the mid-point method. The stock-based compensation expense for restricted stock was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during both the twelve months ended December 31, 2009 and 2008 was $800 thousand.
Stock Appreciation Rights Activity. The fair value for SARs were determined using the Black-Scholes option-pricing model with the following assumptions and closing stock price of $6.52, $7.89 and $7.30 for December 31, 2009, 2008 and 2007, respectively:

	As of December 31,
	2009	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.9%	51.5%	44.8%
Risk-free interest rate	0.8%	0.9%	3.3%
Expected life	1.5 years	2.6 years	3.6 years

The aggregate intrinsic value for the SARs outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $6.52 as of December 31, 2009. A summary of our SARs awards and changes during the twelve months ended December 31, 2009 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Life (Yrs)	($000’s)

Outstanding at December 31, 2008	1,597	$4.87
Granted	—	—
Exercised	(432)	4.86		$(865)
Forfeited	—	—

Outstanding at December 31, 2009	1,165	$4.87	5.8	$1,918

Exercisable at December 31, 2009	1,165	$4.87	5.8	$1,918

As of December 31, 2009, all SARs have vested with an outstanding liability of $2.9 million based on our closing stock price of $6.52 as of such date and there is no unrecognized expense related to vesting of awards. As of December 31, 2008, the outstanding SARs’ liability was $6.3 million based on our closing stock price of $7.89 as of such date. The outstanding SARs are cash-settled awards and thus, we will record changes in fair value until they are settled. The total fair value of shares vested during the twelve months ended December 31, 2008 was $2.4 million and all outstanding SARs during 2009 became fully vested in 2008. Our cash flows from operating activities include the exercises of SARs awards of $860 thousand in 2009, $170 thousand in 2008, and $1.1 million in 2007.
12. Related Party Transactions
In connection with our investment in Yodlee in January 2001, we became a non-exclusive reseller of Yodlee’s aggregation services pursuant to an agreement that expired in 2009. In 2008, we entered into an agreement with Yodlee to become a non-exclusive reseller of their hosted direct pay and personal finance management services with a three year term automatically renewing for two additional one year terms. We paid approximately $240 thousand, $175 thousand and $100 thousand to Yodlee for fees during 2009, 2008 and 2007, respectively.
13. Convertible Preferred Stock
We have authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,150 have been designated as series E convertible preferred stock. At December 31, 2009, there were 749,064 shares of series B convertible preferred stock outstanding. The series A, series C, series D and series E shares have been converted to common stock or cancelled.
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
14. Equity Transactions
During 2007, our Board of Directors authorized a stock repurchase program under which we could repurchase shares of our common stock. In September 2008, our Board of Directors authorized an increase to our previously approved stock repurchase program that provided total authorization to purchase up to 4,000,000 shares of our common stock. In November 2008, the total authorization under our stock repurchase program was increased by an additional $10.0 million. During 2008, we repurchased and retired 4,391,737 shares for a total cost of $25.1 million which includes transaction fees. During 2009, we repurchased and retired 1,507,351 shares for a total cost of $9.6 million which includes transaction fees. Shares acquired pursuant to the stock repurchase program were canceled, thereby reducing the total number of shares of common stock outstanding. The stock repurchase program was completed in December 2009.
15. Segment Reporting, Geographic Disclosures and Major Customers
We operate and manage S1 in two business segments: Postilion and Enterprise. We separate our banking businesses based on the size of the financial institution we sell to as the solutions and related services required by each can differ in complexity and the length of the implementation cycle. We group our payments solutions with our community and regional banking and credit union solutions due to similar platform technology and the service requirements for implementation. The Postilion segment provides ATM and retail POS driving, card management and merchant acquiring solutions targeting organizations of all sizes globally as well as online banking, mobile banking, voice banking, call center, branch and lending solutions for community and regional banks and credit unions in North America. The Enterprise segment targets large financial institutions worldwide, providing software solutions and related services that financial institutions use to deliver services to their consumer and corporate customers including those for online, mobile, branch and call center banking. The Enterprise segment also provides software, custom software development, hosting and other services to State Farm. We expect our relationship with State Farm will conclude by the end of 2011.
We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the years ended December 31, 2009, 2008 and 2007. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income for our reportable segments (in thousands):

	Year Ended December 31, 2009
	Postilion	Enterprise	Total
Revenue:
Software licenses	$26,193	$9,003	$35,196
Support and maintenance	38,303	21,299	59,602
Professional services	24,195	70,770	94,965
Data center	20,875	28,289	49,164

Total revenue	$109,566	$129,361	$238,927

Operating expenses:
Direct costs	46,609	58,912	105,521
Selling and marketing	18,453	12,272	30,725
Product development	13,548	21,071	34,619
General and administrative	12,285	12,579	24,864
Depreciation and amortization of other intangible assets	4,760	4,833	9,593

Total operating expenses	95,655	109,667	205,322

Operating income	$13,911	$19,694	$33,605

	Year Ended December 31, 2008
	Postilion	Enterprise	Total
Revenue:
Software licenses	$22,382	$7,848	$30,230
Support and maintenance	35,583	18,196	53,779
Professional services	20,945	71,525	92,470
Data center	23,176	28,780	51,956

Total revenue	$102,086	$126,349	$228,435

Operating expenses:
Direct costs	42,654	61,835	104,489
Selling and marketing	20,580	15,852	36,432
Product development	11,042	18,229	29,271
General and administrative	11,836	13,990	25,826
Depreciation and amortization of other intangible assets	4,452	4,614	9,066

Total operating expenses	90,564	114,520	205,084

Operating income	$11,522	$11,829	$23,351

	Year Ended December 31, 2007
	Postilion	Enterprise	Total
Revenue:
Software licenses	$19,489	$5,553	$25,042
Support and maintenance	32,041	16,965	49,006
Professional services	16,443	63,799	80,242
Data center	24,701	25,934	50,635

Total revenue	$92,674	$112,251	$204,925

Operating expenses:
Direct costs	39,357	57,610	96,967
Selling and marketing	18,182	13,122	31,304
Product development	12,089	11,649	23,738
General and administrative	11,735	14,524	26,259
Depreciation and amortization of other intangible assets	3,650	4,548	8,198

Total operating expenses	85,013	101,453	186,466

Operating income	$7,661	$10,798	$18,459

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

	Revenue			Property and Equipment
	2009	2008	2007	2009	2008

Americas	$170,874	$164,642	$154,233	$20,451	$21,669
International
EMEI	36,639	40,503	36,255	985	893
Africa	10,925	9,215	7,357	1,494	374
APAC	20,489	14,075	7,080	88	79

Total	$238,927	$228,435	$204,925	$23,018	$23,015

Major customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Enterprise segment. We derived 16%, 18% and 21% of our consolidated revenue from State Farm for the years ended December 31, 2009, 2008 and 2007, respectively. Our Enterprise segment derived 30%, 33% and 39% of the segment’s revenue from State Farm for the years ended December 31, 2009, 2008 and 2007, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011.

16. Net Income Per Share
Because their effect would have been anti-dilutive, we excluded 3.5 million, 3.5 million and 4.6 million stock options outstanding in the computation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, respectively. However, these shares may be dilutive in the future. The following table presents the calculation of basic and diluted net income per share for the periods presented.

	2009	2008	2007
	(in thousands, except per share data)
Basic earnings per share:
Net income	$30,423	$21,850	$19,495
Amount allocated to participating preferred stockholders	(598)	(410)	(342)
Amount allocated to participating restricted stockholders	(406)	(83)	(56)

Net income available to common stockholders	$29,419	$21,357	$19,097

Basic weighted average common shares outstanding	52,584	55,734	59,746
Basic earnings per share	$0.56	$0.38	$0.32

Diluted earnings per share:
Net income	$30,423	$21,850	$19,495
Amount allocated to participating preferred stockholders	(591)	(405)	(337)
Amount allocated to participating restricted stockholders	(401)	(82)	(55)

Net income available to common stockholders	$29,431	$21,363	$19,103

Basic weighted average common shares outstanding	52,584	55,734	59,746
Dilutive effect of employee stock options	707	715	850

Diluted weighted average common shares outstanding	53,291	56,449	60,596
Diluted earnings per share	$0.55	$0.38	$0.32
17. Subsequent Event
Other than the subsequent event disclosed below, we determined that there were no other subsequent events required to be disclosed.
On March 4, 2010, the Company acquired 100% of the outstanding shares of PM Systems Corporation, a company that provides internet banking, bill payment and security services to credit unions. The purchase price was approximately $28.9 million in cash, net of cash acquired.

18. Quarterly Financial Information (Unaudited)
The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2009 and 2008. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(in thousands, except per share data)

Software licenses	$8,978	$7,444	$9,718	$9,056	$9,211	$7,085	$6,189	$7,745
Support and maintenance	15,905	14,919	14,951	13,827	13,906	13,500	13,684	12,689
Professional services	22,013	25,787	24,090	23,075	22,673	24,939	23,736	21,122
Data center	12,564	12,187	12,083	12,330	12,835	13,125	12,879	13,117

Total revenue	59,460	60,337	60,842	58,288	58,625	58,649	56,488	54,673

Operating direct costs (1) (2)	25,620	26,902	26,927	26,072	26,766	27,103	25,579	25,041
Operating expenses excluding direct costs (1) (3)	25,030	24,372	28,316	22,083	27,639	24,369	24,956	23,631

Operating income	8,810	9,063	5,599	10,133	4,220	7,177	5,953	6,001
Net income	$9,938	$6,910	$4,631	$8,944	$5,333	$6,191	$5,136	$5,190

Earnings per share:
Net income per common share — basic	$0.18	$0.13	$0.09	$0.16	$0.10	$0.11	$0.09	$0.09
Net income per common share — diluted	$0.18	$0.12	$0.08	$0.16	$0.10	$0.11	$0.09	$0.09

(1) Includes stock based compensation expense (benefit)	$1,181	$(139)	$3,091	$(2,531)	$3,487	$412	$2,305	$1,888

(2)	Includes Cost of software licenses, Cost of professional services, support and maintenance, and Cost of data center.

(3)	Includes expenses for Selling and marketing, Product development, General and administrative, and Depreciation and amortization of other intangible assets.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	costs and	other		end of
Description	period	expenses	accounts	Deductions	period
	(in thousands)

Year ended December 31, 2009:
Allowance for doubtful accounts	$1,388	995	—	(84)	$2,299
Valuation allowance for deferred taxes	$140,110	(8,027)	(4,823)	—	$127,260

Year ended December 31, 2008:
Allowance for doubtful accounts	$3,858	159	—	(2,629)	$1,388
Valuation allowance for deferred taxes	$145,346	(5,198)	(38)	—	$140,110

Year ended December 31, 2007:
Allowance for doubtful accounts	$4,249	1,894	—	(2,285)	$3,858
Valuation allowance for deferred taxes	$165,576	(6,664)	(13,566)	—	$145,346

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (or persons performing similar functions), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the chief executive officer and the chief financial officer (or persons performing similar functions) concluded that our disclosure controls and procedures were effective as of December 31, 2009.
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting is stated in their report which appears herein.
Item 9B. Other Information.
None

PART III
Item 10. Directors and Executive Officers of the Registrant.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement in sections “Information as to Our Directors and Executive Officers”, “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this report by reference.
Item 11. Executive Compensation.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement in sections “Board of Directors and Corporate Governance”, “Compensation Discussion and Analysis” and “Executive Compensation Tables” is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement in sections “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement in sections “Board of Directors and Corporate Governance” and “Transactions with Management and Related Parties” is incorporated in this report by reference.
Item 14. Principal Accounting Fees and Services.
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement in section “Report of Audit Committee and Public Accounting Fees” is incorporated in this report by reference.

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

3.1
Amended and Restated Certificate of Incorporation of S1 Corporation (“S1”) (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A (File No. 000-24931) filed with the Securities and Exchange Commission (the “SEC”) on September 30, 1998 and incorporated herein by reference).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated June 3, 1999 (filed as Exhibit 4.2 to S1’s Registration Statement on Form S-8 (File No. 333-82369) filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of S1 dated November 10, 1999 (filed as Exhibit 3.3 to S1’s Annual Report on Form 10-K filed with the SEC on March 30, 2000 and incorporated herein by reference).

3.4
Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A (File No. 000-24931) filed with the SEC on September 30, 1998 and incorporated herein by reference).

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

10.2
Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Appendix B to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 7, 1999 and incorporated herein by reference).*

10.3
Amendment to Security First Technologies Corporation Amended and Restated 1995 Stock Option Plan (filed as Exhibit 10.3 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).*

10.4
Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on August 21, 1998 and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.5
Amendment to Security First Network Bank Amended and Restated Directors’ Stock Option Plan (filed as Exhibit 10.1 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.6
Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to S1’s Registration Statement on Form S-4 (File No. 333-56181) filed with the SEC on July 30, 1998 and incorporated herein by reference).*

10.7
Amendment to Security First Technologies Corporation 1998 Directors’ Stock Option Plan (filed as Exhibit 10.2 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).*

10.8
S1 Corporation 2003 Stock Option Plan, As Amended and Restated Effective February 26, 2008 (filed as Attachment B to S1’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 13, 2008 and incorporated herein by reference).*

10.9
Form of Indemnification Agreement by and between S1 and each of its directors and certain executive officers (filed as Exhibit 10 to S1’s Current Report on Form 8-K filed with the SEC on November 14, 2006 and incorporated herein by reference).

10.10
Master Software Development and Consulting Services Agreement between S1 Corporation and State Farm, dated as of March 31, 2000 (filed as Exhibit 10.18 to S1’s Amended Annual Report on Form 10-K/A filed with the SEC on July 26, 2006 and incorporated herein by reference).

10.11	Description of Arrangement for Directors Fees.

10.12	Agreement with Paul Parrish (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on December 17, 2008 and incorporated herein by reference).*

10.13	Agreement with Johann Dreyer dated December 24, 2008 (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference).*

10.14	Agreement with Jan Kruger dated December 24, 2008 (filed as Exhibit 10.2 to S1’s Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference).*

10.15	Agreement with Neil Underwood dated December 24, 2008 (filed as Exhibit 10.4 to S1’s Current Report on Form 8-K filed with the SEC on December 24, 2008 and incorporated herein by reference).*

10.16
Amendment to Agreement between S1 and Paul Parrish dated August 18, 2009 (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on August 18, 2009 and incorporated herein by reference).*

10.17
Separation and Consulting Agreement between S1 and Stephen M. Dexter dated August 27, 2009 (filed as Exhibit 10.1 to S1’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on August 31, 2009 and incorporated herein by reference).*

10.18
Directors’ Deferred Compensation Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on December 19, 2009 and incorporated herein by reference).*

10.19
Separation and Consulting Agreement between S1 and Meigan Putnam dated January 12, 2010 (filed as Exhibit 10.1 to S1’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on January 15, 2010 and incorporated herein by reference).*

10.20	S1 Corporation 2010 Management Incentive Plan (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on February 4, 2010 and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

21.1	Subsidiaries of S1.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 5, 2010.

S1 CORPORATION
By:	/s/ PAUL M. PARRISH
Paul M. Parrish
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ JOHN W. SPIEGEL John W. Spiegel	Chairman of the Board	March 5, 2010

/s/ JOHANN DREYER Johann Dreyer	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010

/s/ PAUL M. PARRISH Paul M. Parrish	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2010

/s/ RAM GUPTA	Director	March 5, 2010
Ram Gupta

/s/ M. DOUGLAS IVESTER	Director	March 5, 2010
M. Douglas Ivester

/s/ THOMAS P. JOHNSON, JR.	Director	March 5, 2010
Thomas P. Johnson, Jr.

/s/ GREGORY J. OWENS	Director	March 5, 2010
Gregory J. Owens

/s/ EDWARD TERINO	Director	March 5, 2010
Edward Terino