Form 10-Q
period 2010-03-31
S1 CORP /DE/
filed 2010-05-06
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding as of April 27, 2010: 51,779,765

S1 CORPORATION
QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$48,243	$61,784
Accounts receivable, net	53,455	64,470
Prepaid expenses	5,272	4,729
Other current assets	8,292	4,931

Total current assets	115,262	135,914
Property and equipment, net	22,394	23,018
Intangible assets, net	13,881	4,895
Goodwill, net	145,694	126,605
Other assets	7,647	9,634

Total assets	$304,878	$300,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,618	$7,707
Accrued compensation and benefits	9,144	11,569
Current portion of debt obligation	5,830	1,170
Accrued restructuring	2,278	2,096
Income taxes payable	2,108	1,586
Deferred revenues	33,567	26,837
Other current liabilities	2,424	2,007

Total current liabilities	63,969	52,972
Debt obligation, excluding current portion	34	5,026
Accrued restructuring, excluding current portion	857	1,381
Other liabilities	2,377	2,046

Total liabilities	67,237	61,425

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	518	517
Additional paid-in-capital	1,788,788	1,787,772
Accumulated deficit	(1,558,590)	(1,557,534)
Accumulated other comprehensive loss	(3,075)	(2,114)

Total stockholders’ equity	237,641	238,641

Total liabilities and stockholders’ equity	$304,878	$300,066

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	51,753,494	51,712,710
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Software licenses	$5,739	$9,056
Support and maintenance	15,643	13,827
Professional services	17,430	23,075
Hosting	12,347	12,330

Total revenue	51,159	58,288

Operating expenses:
Cost of software licenses (1)	382	840
Cost of professional services, support and maintenance (1)	19,414	18,260
Cost of hosting (1)	6,668	6,972
Selling and marketing	6,684	6,488
Product development	8,720	8,172
General and administrative	7,047	4,850
Depreciation and amortization	2,386	2,573

Total operating expenses	51,301	48,155

Operating (loss) income	(142)	10,133

Interest income	56	122
Interest expense	(120)	(160)
Other non-operating (expenses) income	(157)	48

Interest and other (expense) income, net	(221)	10

(Loss) income before income tax expense	(363)	10,143
Income tax expense	(693)	(1,199)

Net (loss) income	$(1,056)	$8,944

(Loss) earnings per share:
Basic	$(0.02)	$0.16
Diluted	$(0.02)	$0.16

Weighted average common shares outstanding — basic	51,743,567	52,833,689
Weighted average common shares outstanding — fully diluted	51,743,567	53,433,880

(1)	Excludes charges for depreciation. Cost of software licenses includes amortization of acquired technology.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(1,056)	$8,944
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,565	3,031
Provision for doubtful accounts receivable and billing adjustments	48	399
Deferred income taxes	(106)	(28)
Stock-based compensation expense (benefit)	373	(2,531)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,548	(9,588)
(Increase) decrease in prepaid expenses and other assets	(405)	310
Increase (decrease) in accounts payable and other liabilities	382	(389)
Decrease in accrued compensation and benefits	(2,107)	(2,267)
Increase in income taxes payable	498	935
Increase in deferred revenue	6,334	8,473

Net cash provided by operating activities	18,074	7,289

Cash flows from investing activities:
Maturities of investment securities	—	686
Purchases of investment securities	(1,117)	—
Acquisition, net of acquired cash	(29,249)	—
Purchases of property, equipment and technology	(908)	(3,022)

Net cash used in investing activities	(31,274)	(2,336)

Cash flows from financing activities:
(Payments) proceeds from exercise of employee stock awards	(48)	154
Payments on capital leases and debt obligations	(332)	(1,930)

Net cash used in financing activities	(380)	(1,776)

Effect of exchange rate changes on cash and cash equivalents	39	(629)

Net (decrease) increase in cash and cash equivalents	(13,541)	2,548
Cash and cash equivalents at beginning of period	61,784	63,840

Cash and cash equivalents at end of period	$48,243	$66,388

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
S1 Corporation is a leading global provider of payments and financial services software solutions. We offer payments solutions for ATM and retail point-of-sale (“POS”) driving, card management, and merchant acquiring, as well as financial services solutions for consumer, small business and corporate online banking, trade finance, mobile banking, voice banking, branch and call center banking. We sell our solutions primarily to banks, credit unions, retailers and transaction processors. We also provide software, custom software development, hosting and other services to State Farm Mutual Automobile Insurance Company (“State Farm”), a relationship that we expect will conclude by the end of 2011. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.
We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial position as of March 31, 2010, our results of operations for the three months ended March 31, 2010, and our cash flows for the three months ended March 31, 2010. The data in the condensed consolidated balance sheet as of December 31, 2009 was derived from our audited consolidated balance sheet as of December 31, 2009, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010. We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2010 for items that could potentially be recognized or disclosed in these financial statements.
In the first quarter of 2010, we changed our reporting segments to present our Payments, Banking: Large Financial Institution (“Banking: Large FI”), and Banking: Community Financial Institution (“Banking: Community FI”) businesses separately. The Payments segment provides our ATM and POS driving, card management, and merchant acquiring solutions to financial institutions, retailers and transaction processors of all sizes globally. The Banking: Large FI segment provides consumer, small business and corporate online banking, trade finance, and mobile banking solutions to large banks globally, branch and call center banking solutions to large banks outside of the United States, and also supports our business with State Farm (which we expect will conclude by the end of 2011). The Banking: Community FI segment provides consumer and small business online banking, mobile banking, voice banking, branch and call center banking solutions to community and regional banks and credit unions in the United States.
Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation, including amounts related to our segment reporting.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on selling price method. This change is effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later with earlier adoption permitted. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, we do not believe the adoption of this change will have a material effect on our results of operations.

In October 2009, the FASB amended FASB ASC 985-605 Software: Revenue Recognition to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s functions. This change is effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later with earlier adoption permitted. As this change does not affect revenue arrangements that have no tangible products or contracts that bundle services and software, we do not believe the adoption of this change will have a material effect on our results of operations since most of our arrangements have little to no tangible products.
3. BUSINESS COMBINATION
On March 4, 2010, we acquired 100% of the outstanding shares of PM Systems Corporation (“PMSC”), a provider of internet banking, bill payment and security services to credit unions in the United States. We believe PMSC provides us with additional financial services solutions and expands our presence in the credit union marketplace. We paid approximately $29.2 million in cash, net of cash acquired, for PMSC and funded the acquisition from our available cash on the acquisition date. We recorded a liability for additional purchase consideration of $70 thousand based on current estimates of certain tax payments due to the former shareholders of PMSC. In connection with the acquisition, we incurred approximately $300 thousand of legal, valuation, and investment banking fees that were included in General and administrative expenses in our first quarter 2010 operating results. The results of operations of PMSC are included in our condensed consolidated operating results from March 4, 2010 in our Banking: Community FI segment.
We accounted for the purchase of PMSC in accordance with U.S. GAAP guidance on business combinations. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill which will be deductible for income tax purposes. We believe the goodwill from this transaction is attributable to the additional revenue, earnings and customers associated with PMSC’s solutions. We recorded tangible assets acquired and liabilities assumed at fair value as of March 4, 2010. The identifiable intangible assets acquired included existing software technology, customer relationships and trade names. We used variations of the income approach method to value the intangible assets based upon discounted cash flow projections and the royalty savings method. The final purchase price allocation may be subject to certain post-closing adjustments which may be up to one year from the acquisition date.
The preliminary allocation of the purchase price as of March 4, 2010 was as follows (in thousands):

Cash	$751
Accounts receivables	908
Indentifiable intangible assets:
Trade names	121
Acquired technology	3,390
Customer relationships	5,986
Goodwill	19,695
Property and equipment	502
Other assets	506
Deferred revenue	(622)
Liabilities	(1,163)

Total	$30,074

4. FAIR VALUE MEASUREMENTS
U.S. GAAP defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists therefore requiring an entity to develop its own assumptions. We did not have any assets or liabilities that are measured on a recurring basis as of March 31, 2010 and December 31, 2009.

The carrying value approximates fair value for our cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed term deposits approximate their carrying value as the principal is fixed. Our long-term debt has a fixed interest rate and the fair value is determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. Estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$48,243	$48,243	$61,784	$61,784
Included in other current assets:
Fixed term deposits	1,418	1,418	318	318
Restricted fixed term deposit	2,000	2,000	2,000	2,000
Debt obligation, excluding current portion	34	33	5,026	4,911
5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Billed receivables	$34,428	$42,862
Unbilled receivables	20,952	23,907
Allowance for doubtful accounts and billing adjustments	(1,925)	(2,299)

Total	$53,455	$64,470

Billed accounts receivables that were more than 90 days past due accounted for 9% and 7% of the billed accounts receivable balance, excluding the allowance for doubtful accounts and billing adjustments as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, 52% and 42% of the unbilled receivables, respectively, related to an implementation for an international banking customer in our Banking: Large FI segment. Unbilled receivables generally relate to professional services projects with milestone billings where revenue is recognized as services are rendered and billings are invoiced in accordance with the terms of the contract, primarily at project milestone dates. We expect to bill and collect these amounts within one year of the balance sheet date.
6. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Restricted cash and escrow deposits	$3,625	$2,059
Short-term investments	1,418	318
Deferred tax assets, net	1,033	1,079
Other	2,216	1,475

Total	$8,292	$4,931

7. GOODWILL AND OTHER INTANGIBLE ASSETS
As a result of our acquisition of PMSC, in the first quarter of 2010 we recorded goodwill of $19.7 million and identifiable intangible assets of $9.5 million, of which $0.1 million was identified as trade names (1 year estimated weighted average useful life), $3.4 million was identified as acquired technology (5 year estimated weighted average useful life), and $6.0 million was identified as customer relationships (10 year estimated weighted average useful life).
Our goodwill balances below include accumulated impairment losses that were recorded in December 2000 of $212.8 million for our Banking: Large FI segment and $258.1 million for our Banking: Community FI segment. The changes in the carrying value of our goodwill for the three months ended March 31, 2010 was as follows (in thousands):

		Banking:	Banking:
	Payments	Large FI	Community FI	Total

Goodwill, net as of December 31, 2009	$32,836	$52,047	$41,722	$126,605
Acquisition of PMSC	—	—	19,695	19,695
Effect of foreign currency translations	(260)	(346)	—	(606)

Goodwill, net as of March 31, 2010	$32,576	$51,701	$61,417	$145,694

Our intangible assets consisted of the following (in thousands):

	As of March 31, 2010
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(10)	$111
Acquired technology	25,328	(20,771)	4,557
Customer lists	17,986	(8,773)	9,213

Total	$43,435	$(29,554)	$13,881

	As of December 31, 2009
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Acquired technology	$21,938	$(20,592)	$1,346
Customer lists	12,000	(8,451)	3,549

Total	$33,938	$(29,043)	$4,895

Amortization expense of acquired technology, included in Cost of software licenses, and amortization expense of trade names and customer lists, included in Depreciation and amortization of other intangible assets, were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Trade names	$10	$—
Acquired technology	179	457
Customer lists	322	283

Total	$511	$740

Based upon our current intangible assets, we estimate aggregate amortization expense for the full year 2010 and the next four calendar years to be as follows (in thousands):

	2010	2011	2012	2013	2014

Payments	$490	$490	$490	$490	$408
Banking: Large FI	245	245	183	—	—
Banking: Community FI	2,010	2,089	1,493	1,277	1,277

Total	$2,745	$2,824	$2,166	$1,767	$1,685

8. DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Software licenses	$3,581	$2,861
Professional services	9,204	7,317
Support and maintenance	20,782	16,659

Deferred revenue, current	33,567	26,837
Deferred revenue, non-current (1)	191	41

Total deferred revenue	$33,758	$26,878

(1)	Non-current deferred revenue is included in Long-term Other liabilities.
Deferred revenue represents payments received and billings to customers for Software licenses, Professional services, and Support and maintenance in advance of performing services or delivery. Support and maintenance is normally billed quarterly or annually in advance of performing the service.
9. INCOME TAXES
FASB ASC 740 Income Taxes and FASB ASC 270 Interim Reporting requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions in which our business operates, it is difficult to produce accurate income forecasts by jurisdiction and appropriately apply the net operating losses we have in these various jurisdictions in the forecast. Therefore, a reliable annual effective rate cannot be estimated for the full year and we use a year-to-date effective tax rate that is updated each quarter as our effective tax rate can vary depending on the jurisdiction in which our income is generated. Since our deferred tax assets in the United States are reserved with a valuation allowance, changes in certain temporary items, such as stock-based compensation, can significantly impact our effective tax rate on a quarterly and annual basis. During the three months ended March 31, 2010, our income tax expense was due to income in certain foreign jurisdictions.
10. STOCK-BASED COMPENSATION PLANS
We maintain certain stock-based compensation plans providing for the grant of stock options, restricted stock, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. Our 2003 Stock Incentive Plan (Amended and Restated effective February 26, 2008) (the “Plan”) is the only open plan that provides for new grants. Awards that are settled in cash do not count against the maximum limit of shares in these plans. During the three months ended March 31, 2010, we did not grant any stock-based compensation awards. There was no capitalized stock-based compensation cost as of March 31, 2010. We did not recognize any tax benefits during the three months ended March 31, 2010 or 2009.

If all outstanding options were exercised, all restricted stock vested, and all available grants were issued and exercised as of March 31, 2010, our stock-based compensation plans would provide for the issuance of common stock as follows (in thousands):

Grants available under 2003 Stock Incentive Plan	2,135
Stock options outstanding	6,151
Restricted stock	951

Total	9,237

Our stock-based compensation expense (benefit) relates to our stock options, restricted stock and cash-settled SARs. The SARs expense (benefit) is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense (benefit) to change thus impacting our stock-based compensation expense (benefit) until the SARs are settled. The decrease in our stock price during the quarters presented resulted in a decrease of our SARs liability which is reflected in our stock-based compensation expense (benefit). The following table shows the stock-based compensation expense (benefit) included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Operating expenses:
Cost of professional services, support and maintenance	$67	$(152)
Cost of hosting	31	20
Selling and marketing	(76)	(1,220)
Product development	(23)	(130)
General and administrative	374	(1,049)

Total stock-based compensation expense (benefit)	$373	$(2,531)

Grant type:
Stock options	$467	$594
Restricted stock	598	213
Stock appreciation rights	(692)	(3,338)

Total stock-based compensation expense (benefit)	$373	$(2,531)

11. SEGMENT REPORTING AND MAJOR CUSTOMERS
S1 Corporation is a leading global provider of payments and financial services software solutions. We manage our business in three operating segments: Payments, Banking: Large FI, and Banking: Community FI. We evaluate the performance of our operating segments based on their contribution before interest, other (expense) income and income taxes, as reflected in the tables presented below for the three months ended March 31, 2010 and 2009. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income (loss) for our reportable segments (in thousands):

	Three Months Ended March 31, 2010
		Banking:	Banking:
	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$3,325	$645	$1,769	$5,739
Support and maintenance	5,301	5,246	5,096	15,643
Professional services	3,904	12,649	877	17,430
Hosting	306	6,199	5,842	12,347

Total revenue	$12,836	$24,739	$13,584	$51,159

Operating expenses:
Cost of software licenses	114	128	140	382
Cost of professional services, support and maintenance	4,352	9,901	5,161	19,414
Cost of hosting	212	3,720	2,736	6,668
Selling and marketing	2,982	2,280	1,422	6,684
Product development	1,455	4,221	3,044	8,720
General and administrative	2,034	3,175	1,838	7,047
Depreciation and amortization	467	1,088	831	2,386

Total operating expenses	11,616	24,513	15,172	51,301

Operating income (loss)	$1,220	$226	$(1,588)	$(142)

	Three Months Ended March 31, 2009
		Banking:	Banking:
	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$4,998	$2,469	$1,589	$9,056
Support and maintenance	4,073	4,971	4,783	13,827
Professional services	3,376	18,513	1,186	23,075
Hosting	153	7,240	4,937	12,330

Total revenue	$12,600	$33,193	$12,495	$58,288

Operating expenses:
Cost of software licenses	305	310	225	840
Cost of professional services, support and maintenance	3,060	11,537	3,663	18,260
Cost of hosting	145	4,016	2,811	6,972
Selling and marketing	2,926	2,019	1,543	6,488
Product development	1,113	5,055	2,004	8,172
General and administrative	1,064	2,657	1,129	4,850
Depreciation and amortization	423	1,308	842	2,573

Total operating expenses	9,036	26,902	12,217	48,155

Operating income	$3,564	$6,291	$278	$10,133

Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Banking: Large FI segment. We derived 15% and 17% of our total revenue from State Farm during the three months ended March 31, 2010 and 2009, respectively. Our Banking: Large FI segment derived 32% and 29% of the segment’s revenue from State Farm during the three months ended March 31, 2010 and 2009, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011.

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

	Revenue		Property and Equipment
	Three Months Ended March 31,		March 31,	December 31,
	2010	2009	2010	2009

Americas	$37,194	$42,437	$19,862	$20,451
International:
EMEI	7,422	8,832	987	985
Africa	3,305	2,538	1,450	1,494
APAC	3,238	4,481	95	88

Total	$51,159	$58,288	$22,394	$23,018

12. NET(LOSS) INCOME PER COMMON SHARE
We calculate earnings per share by allocating income between the weighted average common shares outstanding and the weighted average outstanding participating securities during periods in which we record net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period as the effect of applying the two-class method would be anti-dilutive. Because of our net loss in the three months ended March 31, 2010, we did not include the additional shares of common stock through the exercise of stock options as they would have an anti-dilutive effect on our loss per share for that period. The following table presents the calculation of basic and diluted net (loss) income per share (in thousands except per share data):

	Three Months Ended
	March 31,
	2010	2009
Basic (loss) earnings per share:
Net (loss) income	$(1,056)	$8,944
Amount allocated to participating preferred stockholders	—	(176)
Amount allocated to participating restricted stockholders	—	(53)

Net (loss) income available to common stockholders	$(1,056)	$8,715

Basic weighted average common shares outstanding	51,744	52,834
Basic (loss) earnings per share	$(0.02)	$0.16

Diluted (loss) earnings per share:
Net (loss) income	$(1,056)	$8,944
Amount allocated to participating preferred stockholders	—	(175)
Amount allocated to participating restricted stockholders	—	(52)

Net (loss) income available to common stockholders	$(1,056)	$8,717

Basic weighted average common shares outstanding	51,744	52,834
Dilutive effect of employee stock options	—	600

Diluted weighted average common shares outstanding	51,744	53,434
Diluted (loss) earnings per share	$(0.02)	$0.16
13. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net (loss) income	$(1,056)	$8,944
Other comprehensive loss:
Currency translation adjustment	(961)	(970)
Realized gain on securities, net of tax	—	(54)

Total other comprehensive loss	(961)	(1,024)

Comprehensive (loss) income	$(2,017)	$7,920

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
When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. You are urged to read the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).
Executive Overview
S1 Corporation is a leading global provider of payments and financial services software solutions. We offer payments solutions for ATM and retail POS driving, card management, and merchant acquiring, as well as financial services solutions for consumer, small business and corporate online banking, trade finance, mobile banking, voice banking, branch and call center banking. We sell our solutions primarily to banks, credit unions, retailers and transaction processors. We also provide software, custom software development, hosting and other services to State Farm, a relationship that we expect will conclude by the end of 2011.
In the first quarter of 2010, we changed our reporting segments to present our Payments, Banking: Large Financial Institution (“Banking: Large FI”), and Banking: Community Financial Institution (“Banking: Community FI”) businesses separately. The Payments segment provides our ATM and POS driving, card management, and merchant acquiring solutions to financial institutions, retailers and transaction processors of all sizes globally. The Banking: Large FI segment provides consumer, small business and corporate online banking, trade finance, and mobile banking solutions to large banks globally, branch and call center banking solutions to large banks outside of the United States, and also supports our business with State Farm. The Banking: Community FI segment provides consumer and small business online banking, mobile banking, voice banking, branch and call center banking solutions to community and regional banks and credit unions in the United States.
On March 4, 2010, we acquired 100% of the outstanding shares of PM Systems Corporation (“PMSC”), a provider of internet banking, bill payment and security services to credit unions in the United States. PMSC provides us with additional financial services solutions and expands our presence in the credit union marketplace. We paid approximately $29.2 million, net of cash acquired, for PMSC and funded the acquisition from our available cash on the acquisition date. PMSC’s credit union business is included in our Banking: Community FI segment’s results of operations from March 4, 2010.
Historically, Software licenses for our Payments solutions and for some of our Banking: Large FI solutions were generally recognized upon delivery of the software provided all other revenue recognition criteria were met. However, as our Payments business expands to serve larger customers and our Banking: Large FI business provides greater levels of customization and integration, specifically for our corporate online banking solutions, implementation projects are increasing in size, complexity and length. Accordingly, we expect a greater number of Software licenses to be recognized over the implementation period as Software licenses revenue is recognized over the implementation period when professional services are considered essential to the functionality of the software. While this shift does have an impact on our current and near-term financial results, we believe it will provide greater longer-term revenue visibility.

Summary financial results. Our revenue was $51.2 million for the three months ended March 31, 2010 which is a decrease of $7.1 million, or 12%, as compared to the same period in 2009 due primarily to lower revenue in our Banking: Large FI segment from a decline in professional services and software licenses revenue. For the three months ended March 31, 2010, our net loss of $1.1 million is primarily attributable to the revenue decline in our Banking: Large FI segment, including a reduction in revenue from State Farm, higher stock-based compensation and general and administrative expenses, and the development and professional services costs incurred in connection with migrating online banking customers in the Banking: Community FI segment to a new platform. During the three months ended March 31, 2010, we generated $18.1 million in cash provided by operating activities primarily from cash collections for our accounts receivable and an increase of deferred revenue for annual support services and professional services billed in advance.
Revenue from Significant Customers
Revenue from State Farm was 15% and 17% of our total revenue and 32% and 29% of our Banking: Large FI segment’s revenue during the three months ended March 31, 2010 and 2009, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect to generate approximately $25 — $26 million in revenue in 2010, and approximately $15 — $16 million in revenue in 2011, from this customer.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on selling price method. This change is effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later with earlier adoption permitted. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, we do not believe the adoption of this change will have a material effect on our results of operations.
In October 2009, the FASB amended FASB ASC 985-605 Software: Revenue Recognition to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s functions. This change is effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later with earlier adoption permitted. As this change does not affect revenue arrangements that have no tangible products or contracts that bundle services and software, we do not believe the adoption of this change will have a material effect on our results of operations since most of our arrangements have little to no tangible products.
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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial position and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies. We have included summary information and data below for a better understanding of our revenue and stock-based compensation. You should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies and estimates include those related to:
•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	determination of the fair value of stock-based compensation;

•	recognition of costs in connection with restructuring plans; and

•	income taxes.
Revenue recognition. Revenue is a key component of our results of operations and is a key metric used by management, securities analysts and investors to evaluate our performance. Our revenue generally includes multiple element arrangements such as software license fees for software products, implementation and customization services, training, post-contract customer support, hosting services and, in some cases, hardware or other third party products and services. Since the sales cycle for large financial institutions and retailers can last from six to 18 months, Software licenses and Professional services revenue can be impacted by one or two large customer agreements. Software licenses revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method on a contract by contract basis, typically measured by the percentage of cost incurred to date to estimated total costs to complete the contract. We typically use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor costs and indirect costs identifiable with or allocable to the contract. Software licenses and Professional services revenue can increase or decrease based on progress towards completion of projects, including project delays or changes in estimates to completion. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
Stock-based compensation. Our stock-based compensation expense (benefit) relates to our stock options, restricted stock and cash-settled SARs. The SARs expense (benefit) is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense (benefit) to change thus impacting our stock-based compensation expense (benefit) until the SARs are settled. The decrease in our stock price during the quarters presented resulted in a decrease of our SARs liability which is reflected in our stock-based compensation expense (benefit). The following table shows the stock-based compensation expense (benefit) included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Operating expenses:
Cost of professional services, support and maintenance	$67	$(152)
Cost of hosting	31	20
Selling and marketing	(76)	(1,220)
Product development	(23)	(130)
General and administrative	374	(1,049)

Total stock-based compensation expense (benefit)	$373	$(2,531)

Grant type:
Stock options	$467	$594
Restricted stock	598	213
Stock appreciation rights	(692)	(3,338)

Total stock-based compensation expense (benefit)	$373	$(2,531)

Effects of Foreign Currencies
Our revenue and net loss were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and the European Euro. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development center in India is not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. Additionally, our South African operations are approximately 50% naturally hedged as some of the development and professional services performed are funded in U.S. Dollars and British Pounds. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a further discussion of potential foreign currency risks.
The estimated effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Three Months Ended March 31, 2010
	At Prior Year
	Exchange	Exchange Rate
	Rates (1)	Effect	As reported

Revenue	$50,129	$1,030	$51,159
Operating expenses	49,711	1,590	51,301

Operating income (loss)	418	(560)	(142)
Net loss	(686)	(370)	(1,056)

Basic loss per share	$(0.01)	$(0.01)	$(0.02)
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)

(1)	Current year results translated into U.S. Dollars using prior year’s period average exchange rates.

Consolidated Results of Operations
The following table sets forth our statement of operations for the three months ended March 31 (in thousands, except for per share and percentage data):

	Three Months Ended
	March 31,
	2010	2009	Change
Revenue:
Software licenses	$5,739	$9,056	-37%
Support and maintenance	15,643	13,827	13%
Professional services	17,430	23,075	-24%
Hosting	12,347	12,330	0%

Total revenue	51,159	58,288	-12%

Operating Expenses:
Cost of software licenses (1)	382	840	-55%
Cost of professional services, support and maintenance (1)	19,414	18,260	6%
Cost of hosting (1)	6,668	6,972	-4%
Selling and marketing	6,684	6,488	3%
Product development	8,720	8,172	7%
General and administrative	7,047	4,850	45%
Depreciation and amortization	2,386	2,573	-7%

Total operating expenses	51,301	48,155	7%

Operating (loss) income	(142)	10,133	-101%
Interest and other (expense) income, net	(221)	10	-2310%

(Loss) income before income tax expense	(363)	10,143	-104%
Income tax expense	(693)	(1,199)	-42%

Net (loss) income	$(1,056)	$8,944	-112%

(Loss) earnings per share
Basic	$(0.02)	$0.16
Diluted	$(0.02)	$0.16
Effective tax rate	-191%	12%

Operating expenses as a percent of revenue:
Cost of software licenses (2)	7%	9%
Cost of professional services, support and maintenance (2)	59%	49%
Cost of hosting (2)	54%	57%
Selling and marketing	13%	11%
Product development	17%	14%
General and administrative	14%	8%
Depreciation and amortization of other intagible assets	5%	4%

Operating (loss) income	0%	17%

Net (loss) income	-2%	15%

(1)	The Cost of software licenses, professional services, support and maintenance, and hosting excludes charges for depreciation. The Cost of software licenses includes amortization of acquired technology.

(2)	Each cost of revenue is a percentage of the applicable revenue type for the periods presented.

Consolidated Results — Comparison of the Three Months Ended March 31, 2010 and 2009
Revenue. Total revenue decreased $7.1 million, or 12%, for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to declines in Software licenses and Professional services revenue partially offset by increases in Support and maintenance revenue. Software licenses revenue declined in our Payments and Banking: Large FI segments as the first quarter of 2009 included a number of perpetual license fees that were fully recognized upon delivery of the software. Historically, Software licenses for our Payments solutions and for some of our Banking: Large FI solutions were generally recognized upon delivery of the software provided all other revenue recognition criteria were met. However, as our Payments business expands to serve larger customers and our Banking: Large FI business provides greater levels of customization and integration, specifically for our corporate online banking solutions, implementation projects are increasing in size, complexity and length. Accordingly, we expect a greater number of Software licenses to be recognized over the implementation period as Software licenses revenue is recognized over the implementation period when professional services are considered essential to the functionality of the software. While this shift does have an impact on our current and near-term financial results, we believe it will provide greater longer-term revenue visibility. Our Support and maintenance revenue increased 13% for the three months ended March 31, 2010 as compared to the same period in 2009 reflecting the growth in licensing our payments and online banking solutions. Our Professional services revenue declined 24%, primarily in our Banking: Large FI segment as a result of a decline in business with State Farm and the impact of changes in project estimates for certain large project implementations. Professional services revenue can vary from quarter to quarter due to the number and size of professional services projects, project scope changes, changes in estimates to completion, and project delays. Our business with State Farm declined $1.8 million from the same period in 2009 as we wind down projects with this customer through 2011. We expect approximately $25 — $26 million in revenue in 2010, and approximately $15 — $16 million in revenue in 2011, from this customer. Hosting revenue was unchanged from the same period in 2009 as the impact of customer attrition in the Banking: Large FI segment in late 2009 was offset by the acquisition of PMSC which contributed $900 thousand in revenue, primarily in Hosting revenue.
Operating (loss) income. Our operating loss was $100 thousand for the three months ended March 31, 2010 which is a decrease of $10.3 million as compared to the same period in 2009. The decrease is mainly attributable to lower revenue in our Banking: Large FI segment, higher stock-based compensation expense, and higher product development and professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform. Our professional services margins declined primarily due to the increased migration effort in the Banking: Community FI segment. Additionally, the decline in professional services revenue that resulted from changes in project estimates does not directly impact our costs, which mainly consist of internal personnel costs. Selling and marketing costs increased 3% for the three months ended March 31, 2010 from the same period in 2009 due primarily to higher stock-based compensation of $1.1 million offset by lower sales incentives reflecting our lower revenue. Product development costs increased 7% for the three months ended March 31, 2010 from the same period in 2009 due primarily to increased product development and migration support in our Banking: Community FI segment for its new banking platform. Historically, we have not capitalized product development costs because of the insignificant amount of costs incurred between technological feasibility and general customer release. However, if the amount of time between the completion of beta testing and general customer release lengthens, we may be required to capitalize certain software development costs in the future. General and administrative costs increased 45% for the three months ended March 31, 2010 from the same period in 2009 due primarily to higher stock-based compensation of $1.4 million and non-recurring professional fees of $1.2 million in the first quarter of 2010 relating to legal fees and transaction costs. Depreciation and amortization of intangible assets decreased 7% for the three months ended March 31, 2010 from the same period in 2009 due to lower depreciation in the Banking: Large FI segment partially offset by $100 thousand of depreciation and amortization related to the PMSC acquisition.
Interest and other (expense) income, net. Other non-operating expenses increased primarily as a result of net foreign exchange losses on international trade receivables.
Income tax expense. During the three months ended March 31, 2010, our income tax expense was $700 thousand due to income in certain foreign jurisdictions which was not offset by operating losses in other jurisdictions.

Payments Segment Results of Operations

	Three Months Ended
	March 31,
	2010	2009	Change
Revenue:
Software licenses	$3,325	$4,998	-33%
Support and maintenance	5,301	4,073	30%
Professional services	3,904	3,376	16%
Hosting	306	153	100%

Total revenue	12,836	12,600	2%

Operating Expenses:
Cost of software licenses	114	305	-63%
Cost of professional services, support and maintenance	4,352	3,060	42%
Cost of hosting	212	145	46%
Selling and marketing	2,982	2,926	2%
Product development	1,455	1,113	31%
General and administrative	2,034	1,064	91%
Depreciation and amortization	467	423	10%

Total operating expenses	11,616	9,036	29%

Operating income	$1,220	$3,564	-66%

Payments Results — Comparison of the Three Months ended March 31, 2010 and 2009
Revenue. Total revenue increased $200 thousand, or 2%, for the three months ended March 31, 2010 as compared to the same period in 2009 due primarily to growth in Support and maintenance and Professional services revenue partially offset by lower Software licenses revenue. Software licenses revenue for the Payments segment in first quarter of 2009 included a number of perpetual license fees that were fully recognized upon delivery of the software. Historically, Software licenses for our Payments solutions were generally recognized upon delivery of the software provided all other revenue recognition criteria were met. However, as our Payments business expands to serve larger customers, implementation projects are increasing in size, complexity and length. Accordingly, we expect a greater number of Software licenses to be recognized over the implementation period as Software licenses revenue is recognized over the implementation period when professional services are considered essential to the functionality of the software. The Payments segment’s Support and maintenance revenue increased 30% for the three months ended March 31, 2010 as compared to the same period in 2009 reflecting the continued growth in software licensing activity. Professional services revenue growth reflects an increase in projects for our Payments solutions. The Payments segment’s Professional services revenue may be impacted by the number and size of professional services projects, project scope changes, changes in estimates to completion, and project delays. The Payments segment’s Hosting revenue increased for the three months ended March 31, 2010 as compared to the same period in 2009 as we added new hosted Payments customers.
Operating income. Operating income was $1.2 million for the three months ended March 31, 2010 which is a decrease of $2.3 million, or 66%, as compared to the same period in 2009. The Payments segment’s professional services, support and maintenance margins declined due to growth in personnel to accommodate supporting a larger customer base and future project growth. Product development costs increased for the three months ended March 31, 2010 as compared to the same period in 2009 reflecting unfavorable changes in foreign exchange rates for operations in South Africa. General and administrative expenses for our Payments segment increased $1.0 million for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to higher stock-based compensation and professional fees.

Banking: Large FI Segment Results of Operations

	Three Months Ended
	March 31,
	2010	2009	Change
Revenue:
Software licenses	$645	$2,469	-74%
Support and maintenance	5,246	4,971	6%
Professional services	12,649	18,513	-32%
Hosting	6,199	7,240	-14%

Total revenue	24,739	33,193	-25%

Operating Expenses:
Cost of software licenses	128	310	-59%
Cost of professional services, support and maintenance	9,901	11,537	-14%
Cost of hosting	3,720	4,016	-7%
Selling and marketing	2,280	2,019	13%
Product development	4,221	5,055	-16%
General and administrative	3,175	2,657	19%
Depreciation and amortization	1,088	1,308	-17%

Total operating expenses	24,513	26,902	-9%

Operating income	$226	$6,291	-96%

Banking: Large FI Segment Results — Comparison of the Three Months ended March 31, 2010 and 2009
Revenue. Total revenue decreased by $8.5 million, or 25%, for the three months ended March 31, 2010 as compared to the same period in 2009 due primarily to lower Software licenses, Professional services and Hosting revenue. Our Software licenses revenue in the first quarter of 2009 included an online banking license fee of approximately $1.6 million that was fully recognized upon delivery of the software. Software licenses for some of our Banking: Large FI solutions were historically recognized upon delivery of the software provided all other revenue recognition criteria were met. However, as our Banking: Large FI business provides greater levels of customizations and integration, specifically for our corporate online banking solutions, implementation projects are increasing in size, complexity and length. Accordingly, we expect a greater number of Software licenses to be recognized over the implementation period as Software licenses revenue is recognized over the implementation period when professional services are considered essential to the functionality of the software. The Banking: Large FI segment’s Support and maintenance revenue increased $300 thousand, or 6%, for the three months ended March 31, 2010 as compared to the same period in 2009 reflecting growth in licensing our Banking: Large FI segment’s banking solutions. Professional services revenue in our Banking: Large FI segment declined approximately $5.9 million, or 32%, largely as a result of a decline in business with State Farm and the impact of changes in project estimates for certain large project implementations. Professional services revenue can vary from quarter to quarter due to the number and size of professional services projects, project scope changes, changes in estimates to completion, and project delays. Our business with State Farm declined $1.8 million compared to the same period in 2009 as we wind down projects with this customer through 2011. We expect approximately $25 — $26 million in revenue in 2010, and approximately $15 — $16 million in revenue in 2011, from this customer. Hosting revenue for the Banking: Large FI segment declined 14%, due primarily to the impact of customer attrition in late 2009.
Operating income. Operating income was $200 thousand for the three months ended March 31, 2010 which is a decline of $6.1 million, or 96%, compared to the same period in 2009 due largely to lower revenue and higher stock-based compensation expense partially offset by a reduction in professional services and product development costs. The decline in professional services revenue that resulted from changes in project estimates does not directly impact our costs, which mainly consist of internal personnel costs. Sales and marketing costs increased for the three months ended March 31, 2010 from the same period in 2009 primarily due to higher stock-based compensation expense of $1.0 million offset by a decline in sales incentives reflecting our lower revenue. Product development costs declined during the three months ended March 31, 2010 from the same period in 2009 as certain employees moved to the Banking: Community FI segment to support its migration efforts. General and administrative expenses increased during the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to higher stock-based compensation expense and professional fees.

Banking: Community FI Segment Results of Operations

	Three Months Ended
	March 31,
	2010	2009	Change
Revenue:
Software licenses	$1,769	$1,589	11%
Support and maintenance	5,096	4,783	7%
Professional services	877	1,186	-26%
Hosting	5,842	4,937	18%

Total revenue	13,584	12,495	9%

Operating Expenses:
Cost of software licenses	140	225	-38%
Cost of professional services, support and maintenance	5,161	3,663	41%
Cost of hosting	2,736	2,811	-3%
Selling and marketing	1,422	1,543	-8%
Product development	3,044	2,004	52%
General and administrative	1,838	1,129	63%
Depreciation and amortization	831	842	-1%

Total operating expenses	15,172	12,217	24%

Operating (loss) income	$(1,588)	$278	-671%

Banking: Community FI Segment Results — Comparison of the Three Months ended March 31, 2010 and 2009
Revenue. Total revenue increased by $1.1 million, or 9%, for the three months ended March 31, 2010 as compared to the same period in 2009 due primarily to growth in Software licenses, Support and maintenance, and Hosting revenue. Banking: Community FI’s growth in Software licenses and Support and maintenance revenue reflects growth in this segment’s online banking business and $100 thousand of revenue from our recently acquired PMSC credit union banking business. Professional services revenue reflects a decline in projects for Banking: Community FI’s branch banking business offset by $100 thousand of revenue from PMSC. Banking: Community FI’s Hosting revenue increase reflects growth in this segment’s online banking business and $700 thousand of revenue from PMSC. We expect the migration of Banking: Community FI’s customers to this segment’s new platform will impact revenue growth in 2010.
Operating (loss) income. The operating loss of $1.6 million for the three months ended March 31, 2010 was mainly due to the product development and professional services costs incurred in connection with migrating online banking customers in the Banking: Community FI segment to a new platform and higher stock-based compensation expense. Banking: Community FI’s change in professional services, support and maintenance margins reflects professional services costs of migrating customers to our new online banking platform. Product development costs increased for the three months ended March 31, 2010 as compared to the same period in 2009 primarily for development efforts related to Banking: Community FI’s online banking solutions and migration. We expect the costs of migrating customers to Banking: Community FI’s new platform will continue into 2011. General and administrative costs for the Banking: Community FI segment increased for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to higher stock-based compensation expense and professional fees, most of which were related to the acquisition of PMSC.

Liquidity and Capital Resources
Our primary source of cash is cash collections from our customers following the purchase of software licenses, product support and maintenance, professional services and hosting services. Payments from customers for product support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, leased facilities and equipment and capital expenditures. The following tables show selected information about our cash flows during the three months ended March 31, 2010 and 2009 and selected balance sheet data as of March 31, 2010 and December 31, 2009 (in thousands):

	Three Months ended March 31,
	2010	2009

Net cash provided by operating activities before changes in operating assets and liabilities	$1,824	$9,815
Change in operating assets and liabilities	16,250	(2,526)

Net cash provided by operating activities	18,074	7,289
Net cash used in investing activities	(31,274)	(2,336)
Net cash used in financing activities	(380)	(1,776)
Effect of exchange rates on cash and cash equivalents	39	(629)

Net (decrease) increase in cash and cash equivalents	$(13,541)	$2,548

	March 31,	December 31,
	2010	2009

Cash and cash equivalents	$48,243	$61,784
Working capital (1)	51,293	82,942
Total assets	304,878	300,066
Total stockholders’ equity	237,641	238,641

(1)	Working capital includes deferred revenue of $33.6 million and $26.8 million as of March 31, 2010 and December 31, 2009, respectively.
Operating Activities. For the three months ended March 31, 2010, cash provided by operating activities of $18.1 million was primarily due to increased collections of accounts receivable and an increase in deferred revenue. Deferred revenue increased for annual billings of support and maintenance agreements and billings in advance of professional services. Our unbilled receivables of $21.0 million as of March 31, 2010 related to revenue recognized on professional services projects in advance of milestone billings that we expect to bill and collect in future quarters. We believe that our expected cash flows from operations, together with our existing cash, will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months.
Investing Activities. Cash used in investing activities was $31.3 million for the three months ended March 31, 2010 primarily due to the acquisition of PMSC for approximately $29.2 million, net of cash acquired. Additionally, we had $900 thousand of capital expenditures primarily related to computer equipment for our data center and the purchase of $1.1 million of investments. We expect our capital expenditures for the full year 2010 will be at approximately the same level as in 2009.
Financing Activities. For the three months ended March 31, 2010, cash used in financing activities was $400 thousand mainly due to the payment of capital lease and debt obligations. We expect our payments for capital lease and debt obligations to be approximately $1.2 million in 2010. However, a balloon payment of approximately $5.0 million for our notes payable relating to our corporate headquarters is due in February 2011 which we expect will be funded by cash provided by operating activities and available funds in the United States.
Contractual Obligations and Off-Balance Sheet Arrangements. We do not engage in off balance sheet arrangements in the normal course of business, but we enter into operating lease arrangements and purchase commitments in the normal course of business. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our operating lease arrangements and purchase commitments.

Restructuring. The restructuring reserves at March 31, 2010 include future rent expense for vacated facilities, net of sublease income. We expect to make future undiscounted cash expenditures, net of anticipated sublease income and future accretion charges, related to these restructuring activities of approximately $3.2 million, of which we anticipate paying approximately $2.3 million within the next twelve months. The leases run through August 2011.
Stock appreciation rights awards. As of March 31, 2010, we have a cash liability of approximately $2.2 million related to our SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on our valuation, which uses our closing stock price, among other factors, as of March 31, 2010. There were no cash settlements of SARs during the first quarter of 2010.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures include the effect of foreign currency fluctuations, interest rate changes, and changes in the market values of our investments. During the first three months ended March 31, 2010, there were no material changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of March 31, 2010, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective as of March 31, 2010 in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which S1, or any of our subsidiaries, is a party or of which our or their property is subject.
Item 1A. Risk Factors
During the three months ended March 31, 2010, there were no material changes to the Risk Factors relevant to our operations which are set forth in Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1
Stock Purchase Agreement dated as of March 4, 2010 by and among S1 Corporation (“S1”), PM Systems Corporation, James A. Krakeel and Robert M. Broadwell, Jr. (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the“SEC”) on March 10, 2010 and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of S1 (filed as Exhibit 1 to S1’s Registration Statement on Form 8-A (File No. 000-24931) filed with the SEC on September 30, 1998 and incorporated herein by reference).

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

10.1
Description of Arrangement for Directors Fees (filed as Exhibit 10.11 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.2
Separation and Consulting Agreement between S1 and Meigan Putnam dated January 12, 2010 (filed as Exhibit 10.1 to S1’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on January 15, 2010 and incorporated herein by reference).

10.3	S1 Corporation 2010 Management Incentive Plan (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on February 4, 2010 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 6, 2010.

S1 CORPORATION
By:	/s/ PAUL M. PARRISH
Paul M. Parrish
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)