Form 10-Q
period 2010-06-30
S1 CORP /DE/
filed 2010-08-06
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding as of July 30, 2010: 53,096,431

S1 CORPORATION
QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$51,707	$61,784
Accounts receivable, net	53,083	64,470
Prepaid expenses	4,929	4,729
Other current assets	7,500	4,931

Total current assets	117,219	135,914
Property and equipment, net	22,296	23,018
Intangible assets, net	13,136	4,895
Goodwill, net	145,325	126,605
Other assets	7,791	9,634

Total assets	$305,767	$300,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,361	$7,707
Accrued compensation and benefits	8,583	11,569
Current portion of debt obligation	5,515	1,170
Current portion of accrued restructuring	2,220	2,096
Income taxes payable	2,454	1,586
Deferred revenues	36,764	26,837
Other current liabilities	2,022	2,007

Total current liabilities	66,919	52,972
Debt obligation, excluding current portion	14	5,026
Accrued restructuring, excluding current portion	357	1,381
Other liabilities	2,861	2,046

Total liabilities	70,151	61,425

Stockholders’ equity:
Preferred stock	10,000	10,000
Common stock	520	517
Additional paid-in-capital	1,789,726	1,787,772
Accumulated deficit	(1,560,364)	(1,557,534)
Accumulated other comprehensive loss	(4,266)	(2,114)

Total stockholders’ equity	235,616	238,641

Total liabilities and stockholders’ equity	$305,767	$300,066

Preferred shares issued and outstanding	749,064	749,064
Common shares issued and outstanding	52,019,479	51,712,710
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Software licenses	$4,832	$9,718	$10,571	$18,774
Support and maintenance	15,145	14,951	30,788	28,778
Professional services	17,870	24,090	35,300	47,165
Hosting	13,927	12,083	26,274	24,413

Total revenue	51,774	60,842	102,933	119,130

Operating expenses:
Cost of software licenses (1)	569	1,272	951	2,112
Cost of professional services, support and maintenance (1)	20,661	18,537	40,075	36,797
Cost of hosting (1)	6,893	7,118	13,561	14,090
Selling and marketing	6,871	9,441	13,555	15,929
Product development	8,753	8,973	17,473	17,145
General and administrative	5,928	7,475	12,975	12,325
Depreciation and amortization	2,635	2,427	5,021	5,000

Total operating expenses	52,310	55,243	103,611	103,398

Operating (loss) income	(536)	5,599	(678)	15,732

Interest income	55	111	111	234
Interest expense	(118)	(199)	(238)	(360)
Other non-operating expenses	(315)	(440)	(472)	(392)

Interest and other expense, net	(378)	(528)	(599)	(518)

(Loss) income before income tax expense	(914)	5,071	(1,277)	15,214
Income tax expense	(860)	(440)	(1,553)	(1,639)

Net (loss) income	$(1,774)	$4,631	$(2,830)	$13,575

(Loss) earnings per share:
Basic	$(0.03)	$0.09	$(0.05)	$0.25
Diluted	$(0.03)	$0.08	$(0.05)	$0.25

Weighted average common shares outstanding — basic	51,843,559	52,868,795	51,791,139	52,851,339
Weighted average common shares outstanding — fully diluted	51,843,559	53,601,856	51,791,139	53,515,854

(1)	Excludes charges for depreciation. Cost of software licenses includes amortization of acquired technology.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(2,830)	$13,575
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,492	5,915
Provision for doubtful accounts receivable and billing adjustments	928	92
Deferred income taxes	(556)	31
Stock-based compensation expense	1,182	560
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,698	(12,968)
(Increase) decrease in prepaid expenses and other assets	(380)	1,024
Increase in accounts payable and other liabilities	388	773
Decrease in accrued compensation and benefits	(2,296)	(1,280)
Increase in income taxes payable	932	627
Increase in deferred revenue	9,753	8,187

Net cash provided by operating activities	23,311	16,536

Cash flows from investing activities:
Maturities of investment securities	1,071	917
Purchases of investment securities	(1,117)	—
Acquisition, net of acquired cash	(29,249)	—
Purchases of property, equipment and technology	(3,076)	(4,506)

Net cash used in investing activities	(32,371)	(3,589)

Cash flows from financing activities:
(Payments) proceeds from exercise of employee stock awards	(148)	142
Payments on capital leases and debt obligations	(667)	(2,545)

Net cash used in financing activities	(815)	(2,403)

Effect of exchange rate changes on cash and cash equivalents	(202)	823

Net (decrease) increase in cash and cash equivalents	(10,077)	11,367
Cash and cash equivalents at beginning of period	61,784	63,840

Cash and cash equivalents at end of period	$51,707	$75,207

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
We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of our financial position as of June 30, 2010, our results of operations for the three months and six months ended June 30, 2010, and our cash flows for the six months ended June 30, 2010. The data in the condensed consolidated balance sheet as of December 31, 2009 was derived from our audited consolidated balance sheet as of December 31, 2009, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010 or for any other period.
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
Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation related to our segment reporting.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on selling price method. The change was effective for revenue arrangements that began or were changed from June 15, 2010 or later. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, the adoption of this change did not have a material effect on our results of operations.

In October 2009, the FASB amended FASB ASC 985-605 Software: Revenue Recognition to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s functions. The change was effective for revenue arrangements that began or were changed from June 15, 2010 or later. As this change does not affect revenue arrangements that have no tangible products or contracts that bundle services and software, the adoption of this change did not have a material effect on our results of operations since most of our arrangements have little to no tangible products.
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
We accounted for the purchase of PMSC in accordance with U.S. GAAP guidance on business combinations. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill which will be deductible for income tax purposes. We believe the goodwill and other identifiable intangibles from this transaction are attributable to the additional revenue, earnings and customers associated with PMSC’s solutions. We recorded tangible assets acquired and liabilities assumed at fair value as of March 4, 2010. The identifiable intangible assets acquired included existing software technology, customer relationships and trade names. We used variations of the income approach method to value the intangible assets based upon discounted cash flow projections and the royalty savings method. The final purchase price allocation may be subject to certain post-closing adjustments which may occur up to one year from the acquisition date.
The preliminary allocation of the purchase price as of March 4, 2010 was as follows (in thousands):

Cash	$751
Accounts receivables	908
Indentifiable intangible assets:
Trade names	121
Acquired technology	3,390
Customer relationships	5,986
Goodwill	19,695
Property and equipment	502
Other assets	506
Deferred revenue	(622)
Liabilities	(1,163)

Total	$30,074

4. FAIR VALUE MEASUREMENTS
U.S. GAAP defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists therefore requiring an entity to develop its own assumptions. We did not have any assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2010 or December 31, 2009.

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

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$51,707	$51,707	$61,784	$61,784
Included in other current assets:
Fixed term deposits	301	301	318	318
Restricted fixed term deposit	2,000	2,000	2,000	2,000
Debt obligation, excluding current portion	14	14	5,026	4,911
5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Billed receivables	$38,495	$42,862
Unbilled receivables	17,384	23,907
Allowance for doubtful accounts and billing adjustments	(2,796)	(2,299)

Total	$53,083	$64,470

Billed accounts receivables that were more than 90 days past due accounted for 11% and 7% of the billed accounts receivable balance, excluding the allowance for doubtful accounts and billing adjustments, as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, 58% and 42% of the unbilled receivables, respectively, related to an implementation for an international banking customer in our Banking: Large FI segment. Unbilled receivables generally relate to professional services projects with milestone billings where revenue is recognized as services are rendered and billings are invoiced in accordance with the terms of the contract, primarily at project milestone dates. We expect to bill and collect these amounts within one year of the balance sheet date.
6. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Restricted cash and escrow deposits	$3,653	$2,059
Short-term investments	301	318
Taxes receivable	994	557
Deferred tax assets, net	1,478	1,079
Other	1,074	918

Total	$7,500	$4,931

7. GOODWILL AND OTHER INTANGIBLE ASSETS
As a result of our acquisition of PMSC in the first quarter of 2010, we recorded goodwill of $19.7 million and identifiable intangible assets of $9.5 million, of which $0.1 million was identified as trade names (1 year estimated weighted average useful life), $3.4 million was identified as acquired technology (5 year estimated weighted average useful life), and $6.0 million was identified as customer relationships (10 year estimated weighted average useful life).
Our goodwill balances below include accumulated impairment losses that were recorded in December 2000 of $212.8 million for our Banking: Large FI segment and $258.1 million for our Banking: Community FI segment. The changes in the carrying value of our goodwill for the six months ended June 30, 2010 was as follows (in thousands):

		Banking:	Banking:
	Payments	Large FI	Community FI	Total

Goodwill, net as of December 31, 2009	$32,836	$52,047	$41,722	$126,605
Acquisition of PMSC	—	—	19,695	19,695
Effect of foreign currency translations	(370)	(605)	—	(975)

Goodwill, net as of June 30, 2010	$32,466	$51,442	$61,417	$145,325

Our intangible assets consisted of the following (in thousands):

	As of June 30, 2010
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(40)	$81
Acquired technology	25,328	(21,063)	4,265
Customer lists	17,986	(9,196)	8,790

Total	$43,435	$(30,299)	$13,136

	As of December 31, 2009
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Acquired technology	$21,938	$(20,592)	$1,346
Customer lists	12,000	(8,451)	3,549

Total	$33,938	$(29,043)	$4,895

Amortization expense of acquired technology, included in Cost of software licenses, and amortization expense of trade names and customer lists, included in Depreciation and amortization, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Trade names	$30	$—	$40	$—
Acquired technology	292	457	471	915
Customer lists	422	283	745	565

Total	$744	$740	$1,256	$1,480

Based upon our current intangible assets, we estimate aggregate amortization expense for the full year 2010 and the next four calendar years to be as follows (in thousands):

	2010	2011	2012	2013	2014

Payments	$490	$490	$490	$490	$408
Banking: Large FI	245	245	183	—	—
Banking: Community FI	2,010	2,089	1,493	1,277	1,277

Total	$2,745	$2,824	$2,166	$1,767	$1,685

8. DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Software licenses	$5,865	$2,861
Professional services	8,653	7,317
Support and maintenance	22,246	16,659

Deferred revenue, current	36,764	26,837
Deferred revenue, non-current (1)	366	41

Total deferred revenue	$37,130	$26,878

(1)	Non-current deferred revenue is included in Long-term Other liabilities.
Deferred revenue represents payments received and billings to customers for Software licenses, Professional services, and Support and maintenance in advance of performing services or delivery. Support and maintenance is normally billed quarterly or annually in advance of performing the service.
9. INCOME TAXES
FASB ASC 740 Income Taxes and FASB ASC 270 Interim Reporting requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions in which our business operates, it is difficult to produce accurate income forecasts by jurisdiction and appropriately apply the net operating losses we have in these various jurisdictions in the forecast. Therefore, a reliable annual effective rate cannot be estimated for the full year and we use a year-to-date effective tax rate that is updated each quarter as our effective tax rate can vary depending on the jurisdiction in which our income is generated. Since our deferred tax assets in the United States are reserved with a valuation allowance, changes in certain temporary items, such as stock-based compensation, can significantly impact our effective tax rate on a quarterly and annual basis. In addition, income tax expense from international jurisdictions and the impact of the valuation allowance with the deferred tax assets in the United States may cause significant variations between income tax expense and pre-tax U.S. GAAP income (loss). During the three months and six months ended June 30, 2010, our income tax expense was due to income in certain foreign jurisdictions which was not offset by tax benefits in the United States due to our deferred tax asset valuation allowances.

10. STOCK-BASED COMPENSATION PLANS
We maintain certain stock-based compensation plans providing for the grant of stock options, restricted stock, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. Our 2003 Stock Incentive Plan (Amended and Restated effective February 26, 2008) (the “Plan”) is the only plan that provides for new grants. Awards that are settled in cash do not count against the maximum limit of shares in these plans. During the six months ended June 30, 2010, we granted 566,000 shares of restricted stock at a weighted average per share grant price of $6.05 and options to purchase 515,000 shares of common stock at a weighted average per share grant price of $6.05. There was no capitalized stock-based compensation cost as of June 30, 2010. We did not recognize any tax benefits in connection with our stock-based compensation expense during the six months ended June 30, 2010 or 2009.
If all outstanding options were exercised, all restricted stock vested, and all available grants were issued and exercised as of June 30, 2010, our stock-based compensation plans would provide for the issuance of common stock as follows (in thousands):

Grants available under 2003 Stock Incentive Plan	1,104
Stock options outstanding	6,480
Restricted stock	1,251

Total	8,835

As of June 30, 2010, all SARs have vested with an outstanding liability of $1.8 million based on the Black-Scholes valuation, which uses our closing stock price, among other factors, as of June 30, 2010. The outstanding SARs are cash-settled awards and accordingly we will record changes in fair value until they are settled. Our cash flows from operating activities included the settlement of $150 thousand for the exercise of SARs in the second quarter of 2010.

Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. The SARs expense (benefit) is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense (benefit) to change thus impacting our stock-based compensation expense (benefit) until the SARs are settled. The overall decrease in our stock price during the quarterly results presented resulted in a decrease of our SARs liability which is reflected in our stock-based compensation expense (benefit). The benefit to stock-based compensation expense from SARs in the year-to-date results were due to the decline of our stock price during each of the periods. The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating expenses:
Cost of professional services, support and maintenance	$74	$213	$141	61
Cost of hosting	33	23	64	43
Selling and marketing	89	1,147	13	(73)
Product development	14	236	(9)	106
General and administrative	599	1,472	973	423

Total stock-based compensation expense	$809	$3,091	$1,182	$560

Grant type:
Stock options	$412	$620	$879	$1,214
Restricted stock	628	349	1,226	562
Stock appreciation rights	(231)	2,122	(923)	(1,216)

Total stock-based compensation expense	$809	$3,091	$1,182	$560

11. SEGMENT REPORTING AND MAJOR CUSTOMERS
S1 Corporation is a leading global provider of payments and financial services software solutions. We manage our business in three operating segments: Payments, Banking: Large FI, and Banking: Community FI. We evaluate the performance of our operating segments based on their contribution before Interest and other expense, net and Income tax expense, as reflected in the tables presented below for the three months and six months ended June 30, 2010 and 2009. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income (loss) for our reportable segments (in thousands):

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
		Banking:	Banking:			Banking:	Banking:
	Payments	Large FI	Community FI	Total	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$2,359	$1,261	$1,212	$4,832	$5,536	$1,315	$2,867	$9,718
Support and maintenance	5,161	4,934	5,050	15,145	4,659	5,363	4,929	14,951
Professional services	4,614	11,863	1,393	17,870	4,711	17,744	1,635	24,090
Hosting	263	6,391	7,273	13,927	189	6,960	4,934	12,083

Total revenue	$12,397	$24,449	$14,928	$51,774	$15,095	$31,382	$14,365	$60,842

Operating expenses:
Cost of software licenses	7	308	254	569	583	203	486	1,272
Cost of professional services, support and maintenance	4,611	10,356	5,694	20,661	4,033	10,725	3,779	18,537
Cost of hosting	179	3,680	3,034	6,893	138	4,027	2,953	7,118
Selling and marketing	2,779	2,529	1,563	6,871	2,817	4,608	2,016	9,441
Product development	1,419	3,972	3,362	8,753	1,257	5,627	2,089	8,973
General and administrative	1,623	2,733	1,572	5,928	1,795	3,604	2,076	7,475
Depreciation and amortization	495	1,129	1,011	2,635	396	1,229	802	2,427

Total operating expenses	11,113	24,707	16,490	52,310	11,019	30,023	14,201	55,243

Operating income (loss)	$1,284	$(258)	$(1,562)	$(536)	$4,076	$1,359	$164	$5,599

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
		Banking:	Banking:			Banking:	Banking:
	Payments	Large FI	Community FI	Total	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$5,684	$1,906	$2,981	$10,571	$10,534	$3,784	$4,456	$18,774
Support and maintenance	10,462	10,180	10,146	30,788	8,732	10,334	9,712	28,778
Professional services	8,518	24,512	2,270	35,300	8,087	36,257	2,821	47,165
Hosting	569	12,590	13,115	26,274	342	14,200	9,871	24,413

Total revenue	$25,233	$49,188	$28,512	$102,933	$27,695	$64,575	$26,860	$119,130

Operating expenses:
Cost of software licenses	121	436	394	951	888	513	711	2,112
Cost of professional services, support and maintenance	8,963	20,257	10,855	40,075	7,093	22,262	7,442	36,797
Cost of hosting	391	7,400	5,770	13,561	283	8,043	5,764	14,090
Selling and marketing	5,761	4,809	2,985	13,555	5,743	6,627	3,559	15,929
Product development	2,874	8,193	6,406	17,473	2,370	10,682	4,093	17,145
General and administrative	3,657	5,908	3,410	12,975	2,859	6,261	3,205	12,325
Depreciation and amortization	962	2,217	1,842	5,021	819	2,537	1,644	5,000

Total operating expenses	22,729	49,220	31,662	103,611	20,055	56,925	26,418	103,398

Operating income (loss)	$2,504	$(32)	$(3,150)	$(678)	$7,640	$7,650	$442	$15,732

Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Banking: Large FI segment. We derived 13% and 16% of our total revenue from State Farm during the three months ended June 30, 2010 and 2009, respectively, and 14% and 16% for the six months ended June 30, 2010 and 2009, respectively. Our Banking: Large FI segment derived 28% and 31% of the segment’s revenue from State Farm during the three months ended June 30, 2010 and 2009, respectively, and 30% for both the six months ended June 30, 2010 and 2009. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011.
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

	Revenue		Revenue		Property and Equipment
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2010	2009	2010	2009	2010	2009

Americas	$36,793	$43,248	$73,987	$85,684	$19,972	$20,451
International:
EMEI	6,658	9,311	14,080	18,143	859	985
Africa	3,209	2,924	6,514	5,463	1,349	1,494
APAC	5,114	5,359	8,352	9,840	116	88

Total	$51,774	$60,842	$102,933	$119,130	$22,296	$23,018

12. NET (LOSS) INCOME PER COMMON SHARE
We calculate earnings per share by allocating income between the weighted average common shares outstanding and the weighted average outstanding participating securities during periods in which we record net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period, as the effect of applying the two-class method would be anti-dilutive. Because of our net loss in the three months and six months ended June 30, 2010, we did not include the additional shares of common stock through the exercise of stock options as they would have an anti-dilutive effect on our loss per share for that period. The following table presents the calculation of basic and diluted net (loss) earnings per share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic (loss) earnings per share:
Net (loss) income	$(1,774)	$4,631	$(2,830)	$13,575
Amount allocated to participating preferred stockholders	—	(91)	—	(267)
Amount allocated to participating restricted stockholders	—	(42)	—	(102)

Net (loss) income available to common stockholders	$(1,774)	$4,498	$(2,830)	$13,206

Basic weighted average common shares outstanding	51,844	52,869	51,791	52,851
Basic (loss) earnings per share	$(0.03)	$0.09	$(0.05)	$0.25

Diluted (loss) earnings per share:
Net (loss) income	$(1,774)	$4,631	$(2,830)	$13,575
Amount allocated to participating preferred stockholders	—	(90)	—	(264)
Amount allocated to participating restricted stockholders	—	(41)	—	(101)

Net (loss) income available to common stockholders	$(1,774)	$4,500	$(2,830)	$13,210

Basic weighted average common shares outstanding	51,844	52,869	51,791	52,851
Dilutive effect of employee stock options	—	733	—	665

Diluted weighted average common shares outstanding	51,844	53,602	51,791	53,516
Diluted (loss) earnings per share	$(0.03)	$0.08	$(0.05)	$0.25
13. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net (loss) income	$(1,774)	$4,631	$(2,830)	$13,575
Other comprehensive loss:
Currency translation adjustment	(1,191)	4,150	(2,152)	3,180
Realized gain on securities, net of tax	—	66	—	12

Total other comprehensive loss	(1,191)	4,216	(2,152)	3,192

Comprehensive (loss) income	$(2,965)	$8,847	$(4,982)	$16,767

14. SUBSEQUENT EVENTS
Other than the subsequent event disclosed below, we determined that there were no other subsequent events required to be disclosed or recorded as of June 30, 2010 in our financial statements.
On July 2, 2010, State Farm converted the 749,064 shares of our Series B Convertible Preferred Stock it held into 1,070,090 shares of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q and the documents incorporated into this quarterly report by reference contain forward-looking statements and information relating to the Company within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial condition, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “estimates,” “intends” or similar terminology identify forward-looking statements. Forward-looking statements may include projections of our revenue, expenses, revenue backlog, capital expenditures, earnings per share, product development projects, future economic performance or management objectives. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
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
Historically, Software licenses for our Payments solutions and for some of our Banking: Large FI solutions were generally recognized upon delivery of the software provided all other revenue recognition criteria were met. However, as our Payments business expands to serve larger customers and our Banking: Large FI business provides greater levels of customization and integration, specifically for our corporate online banking solutions, implementation projects are increasing in size, complexity and length. Accordingly, we expect a greater percentage of Software licenses to be recognized over the implementation period as Software licenses revenue is recognized over the implementation period when professional services are considered essential to the functionality of the software. While this shift does have an impact on our current and near-term financial results, we believe it will provide greater longer-term revenue visibility. Professional services revenue can vary from quarter to quarter due to the number and size of professional services projects, project scope changes, changes in estimates to completion, and project delays and cancellations.

Summary financial results. Our revenue was $51.8 million for the three months ended June 30, 2010 which was a decrease of $9.1 million, or 15%, as compared to the same period in 2009 due primarily to lower revenue in our Payments and Banking: Large FI segments, which included a reduction in revenue from State Farm. For the three months ended June 30, 2010, our net loss of $1.8 million was primarily attributable to the revenue decline in our Payments and Banking: Large FI segments and the increase in development and professional services costs incurred in connection with migrating online banking customers in the Banking: Community FI segment to a new banking platform. However, the loss was partially offset by lower stock-based compensation expense and lower sales incentives.
Our revenue was $102.9 million for the six months ended June 30, 2010 which was a decrease of $16.2 million, or 14%, as compared to the same period in 2009 due primarily to lower revenue in our Payments and Banking: Large FI segments, which included a reduction in revenue from State Farm. For the six months ended June 30, 2010, our net loss of $2.8 million was primarily attributable to the revenue decline in our Payments and Banking: Large FI segments, and the increase in development and professional services costs incurred in connection with migrating online banking customers in the Banking: Community FI segment to a new banking platform, partially offset by lower sales incentives.
During the six months ended June 30, 2010, we generated $23.3 million in cash provided by operating activities primarily from cash collections for our accounts receivable and an increase of deferred revenue for annual support services, professional services and software licenses billed in advance.
Revenue from Significant Customers
Revenue from State Farm was 13% and 16% of our total revenue and 28% and 31% of our Banking: Large FI segment’s revenue during the three months ended June 30, 2010 and 2009, respectively. Revenue from State Farm was 14% and 16% of our total revenue and 30% and 30% of our Banking: Large FI segment’s revenue during the six months ended June 30, 2010 and 2009, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect to generate approximately $25 – $26 million in revenue in 2010, and approximately $15 – $16 million in revenue in 2011, from this customer.
Revenue Backlog
Our estimated revenue backlog includes revenue, for software licenses including term licenses, professional services, and hosting services, as specified in executed contracts that we believe will be recognized in revenue over the next twelve months. Revenue backlog associated with the State Farm business, the custom development for an international branch customer and our Banking: Community FI segment is excluded from the revenue backlog totals. As of June 30, 2010 and December 31, 2009, our estimate of revenue backlog was $48.2 million and $39.2 million, respectively. We believe that presenting this estimate provides supplemental information and an alternative presentation useful to investors understanding trends in our business including the shift we are experiencing toward recognizing more software license revenue using the percentage of completion method. However, our estimated backlog is based on a number of assumptions and is subject to a number of factors, many of which are completely outside of our control. Please see Part II, Item 1A, “Risk Factors,” for further discussion.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on selling price method. The change was effective for revenue arrangements that began or were changed from June 15, 2010 or later. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, the adoption of this change did not have a material effect on our results of operations.

In October 2009, the FASB amended FASB ASC 985-605 Software: Revenue Recognition to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s functions. The change was effective for revenue arrangements that began or were changed from June 15, 2010 or later. As this change does not affect revenue arrangements that have no tangible products or contracts that bundle services and software, the adoption of this change did not have a material effect on our results of operations since most of our arrangements have little to no tangible products.
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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial position and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the three months ended June 30, 2010, there were no significant changes in our critical accounting policies. We have included summary information and data below for a better understanding of our revenue and stock-based compensation. You should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies and estimates include those related to:
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

Stock-based compensation. Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled stock appreciation rights (“SARs”). The SARs expense (benefit) is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense (benefit) to change thus impacting our stock-based compensation expense (benefit) until the SARs are settled. The overall decrease in our stock price during the quarterly results presented resulted in a decrease of our SARs liability which is reflected in our stock-based compensation expense (benefit). The benefit to stock-based compensation expense from SARs in the year-to-date results were due to the decline of our stock price during each of the periods. The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating expenses:
Cost of professional services, support and maintenance	$74	$213	$141	61
Cost of hosting	33	23	64	43
Selling and marketing	89	1,147	13	(73)
Product development	14	236	(9)	106
General and administrative	599	1,472	973	423

Total stock-based compensation expense	$809	$3,091	$1,182	$560

Grant type:
Stock options	$412	$620	$879	$1,214
Restricted stock	628	349	1,226	562
Stock appreciation rights	(231)	2,122	(923)	(1,216)

Total stock-based compensation expense	$809	$3,091	$1,182	$560

Effects of Foreign Currencies
Our revenue and net loss were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and the European Euro. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development center in India is not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. Additionally, our South African operations are mostly naturally hedged but some of the development and professional services performed are funded in U.S. Dollars and British Pounds. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a further discussion of potential foreign currency risks. The estimated effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	At Prior Year			At Prior Year
	Exchange	Exchange Rate		Exchange	Exchange Rate
	Rates (1)	Effect	As reported	Rates (1)	Effect	As reported

Revenue	$51,454	$320	$51,774	$101,583	$1,350	$102,933
Operating expenses	51,960	350	52,310	101,671	1,940	103,611

Operating income (loss)	(506)	(30)	(536)	(88)	(590)	(678)
Net loss	(1,824)	50	(1,774)	(2,510)	(320)	(2,830)

Basic loss per share	$(0.03)	$—	$(0.03)	$(0.05)	$—	$(0.05)
Diluted loss per share	$(0.03)	$—	$(0.03)	$(0.05)	$—	$(0.05)

(1)	Current year results translated into U.S. Dollars using prior year’s period average exchange rates.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth our statement of operations for the specified periods (in thousands, except for per share and percentage data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Revenue:
Software licenses	$4,832	$9,718	-50%	$10,571	$18,774	-44%
Support and maintenance	15,145	14,951	1%	30,788	28,778	7%
Professional services	17,870	24,090	-26%	35,300	47,165	-25%
Hosting	13,927	12,083	15%	26,274	24,413	8%

Total revenue	51,774	60,842	-15%	102,933	119,130	-14%

Operating Expenses:
Cost of software licenses (1)	569	1,272	-55%	951	2,112	-55%
Cost of professional services, support and maintenance (1)	20,661	18,537	11%	40,075	36,797	9%
Cost of hosting (1)	6,893	7,118	-3%	13,561	14,090	-4%
Selling and marketing	6,871	9,441	-27%	13,555	15,929	-15%
Product development	8,753	8,973	-2%	17,473	17,145	2%
General and administrative	5,928	7,475	-21%	12,975	12,325	5%
Depreciation and amortization	2,635	2,427	9%	5,021	5,000	0%

Total operating expenses	52,310	55,243	-5%	103,611	103,398	0%

Operating (loss) income	(536)	5,599	-110%	(678)	15,732	-104%
Interest and other expense, net	(378)	(528)	-28%	(599)	(518)	16%

(Loss) income before income tax expense	(914)	5,071	-118%	(1,277)	15,214	-108%
Income tax expense	(860)	(440)	95%	(1,553)	(1,639)	-5%

Net (loss) income	$(1,774)	$4,631	-138%	$(2,830)	$13,575	-121%

(Loss) earnings per share
Basic	$(0.03)	$0.09		$(0.05)	$0.25
Diluted	$(0.03)	$0.08		$(0.05)	$0.25

Effective tax rate	-94%	9%		-122%	11%

Operating expenses as a percent of revenue:
Cost of software licenses (2)	12%	13%		9%	11%
Cost of professional services, support and maintenance (2)	63%	47%		61%	48%
Cost of hosting (2)	49%	59%		52%	58%
Selling and marketing	13%	16%		13%	13%
Product development	17%	15%		17%	14%
General and administrative	11%	12%		13%	10%
Depreciation and amortization	5%	4%		5%	4%

Operating (loss) income	-1%	9%		-1%	13%

Net (loss) income	-3%	8%		-3%	11%

(1)	The Cost of software licenses, professional services, support and maintenance, and hosting excludes charges for depreciation. The Cost of software licenses includes amortization of acquired technology.

(2)	Each cost of revenue is a percentage of the applicable revenue type for the periods presented.

RESULTS OF OPERATIONS — COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

		Banking:	Banking:
(In thousands)	Payments	Large FI	Community FI	Total
Total revenue
Three months ended June 30, 2010	$12,397	$24,449	$14,928	$51,774
Three months ended June 30, 2009	15,095	31,382	14,365	60,842

Revenue (decline) growth	(2,698)	(6,933)	563	(9,068)
Percentage change	-18%	-22%	4%	-15%

Total operating income (loss)
Three months ended June 30, 2010	$1,284	$(258)	$(1,562)	$(536)
Three months ended June 30, 2009	4,076	1,359	164	5,599

Operating income (loss) decline	(2,792)	(1,617)	(1,726)	(6,135)
Percentage change	-68%	-119%	-1052%	-110%
Revenue. Total revenue decreased primarily due to declines in our Payments segment for Software licenses revenue and our Banking: Large FI segment for Software licenses and Professional service revenue.
Payments segment revenue decreased primarily due to a decline in Software licenses revenue as the second quarter of 2009 included more perpetual license fees that were fully recognized upon delivery of the software than in the second quarter of 2010.
Banking: Large FI segment revenue decreased primarily due to lower Professional services revenue as a result of a decline in business with State Farm of $2.9 million, a decline in business with an international branch customer of $2.2 million, lower revenue from professional services projects in the United States, and the impact of changes in project estimates for certain implementations. In addition, the impact of customer attrition in late 2009 contributed to the decline in Support and maintenance and Hosting revenue.
Banking: Community FI segment revenue increased largely due to $2.8 million of revenue from PMSC, which is reflected mainly in Hosting revenue, partially offset by lower Software licenses revenue due to reduced license sales in this segment’s branch business as compared to the second quarter of 2009. We expect the migration of Banking: Community FI’s customers to this segment’s new platform will impact revenue growth in 2010 as this migration effort impacts our ability to add new customers.
Operating (loss) income. We incurred an operating loss of $500 thousand for the three months ended June 30, 2010 as compared to an operating income of $5.6 million for the comparable period in 2009, which was mainly attributable to lower revenue in our Payments and Banking: Large FI segments and higher professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform partially offset by lower stock-based compensation expense, lower sales incentives resulting from changes in commission plan structures, and lower variable cash incentives resulting from missed earnings targets.
Payments segment operating income decreased $2.8 million primarily as a result of a decline in Software licenses revenue and growth in professional service personnel to accommodate supporting a larger customer base and future project growth partially offset by lower stock-based compensation expense and lower variable cash incentives.
Banking: Large FI segment operating loss of $300 thousand for the three months ended June 30, 2010 as compared to an operating income of $1.4 million for the comparable period in 2009 was due largely to lower Professional services revenue partially offset by lower stock-based compensation expense, a decline in sales incentives, lower variable cash incentives, and reduced product development costs. Professional services, support and maintenance margins declined as the decrease in professional services revenue resulted from changes in project estimates which did not directly impact our costs, mainly internal personnel costs.

Banking: Community FI segment operating loss of $1.6 million for the three months ended June 30, 2010 as compared to an operating income of $200 thousand for the comparable period in 2009 was due mainly to product development and professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform. We expect the costs of migrating customers to Banking: Community FI’s new platform will continue into 2011. Additionally, costs declined as a result of lower sales incentives reflecting the impact of migration efforts on customer growth in this segment’s online banking business and lower stock-based compensation expense. The acquisition of PMSC contributed approximately $300 thousand of operating income to the Banking: Community FI segment for the three months ended June 30, 2010.
Interest and other expense, net. Interest and other expense, net was primarily impacted by net foreign exchange losses and withholding taxes related to international trade receivables and payments of intercompany services.
Income tax expense. During the three months ended June 30, 2010, our income tax expense was $900 thousand due to income in certain foreign jurisdictions which was not offset by operating losses in other jurisdictions. Whereas the tax rates were in the range of 18% to 33% for certain material foreign jurisdictions, we did not record a tax benefit for our losses in the United States as we have fully reserved our deferred tax assets. Until such time as we release the deferred tax asset valuation allowance, we will not record tax benefits in the United States.
RESULTS OF OPERATIONS — COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

		Banking:	Banking:
(In thousands)	Payments	Large FI	Community FI	Total
Total revenue
Six months ended June 30, 2010	$25,233	$49,188	$28,512	$102,933
Six months ended June 30, 2009	27,695	64,575	26,860	119,130

Revenue (decline) growth	(2,462)	(15,387)	1,652	(16,197)
Percentage change	-9%	-24%	6%	-14%

Total operating income (loss)
Six months ended June 30, 2010	$2,504	$(32)	$(3,150)	$(678)
Six months ended June 30, 2009	7,640	7,650	442	15,732

Operating income (loss) decline	(5,136)	(7,682)	(3,592)	(16,410)
Percentage change	-67%	-100%	-813%	-104%
Revenue. Total revenue decreased primarily due to declines in our Payments segment for Software licenses revenue and our Banking: Large FI segment for Software licenses and Professional service revenue.
Payments segment revenue decreased primarily due to a decline in Software licenses revenue as the first half of 2009 included more perpetual license fees that were fully recognized upon delivery of the software than in the first half of 2010 partially offset by increased Support and maintenance revenue reflecting the continued growth in software licensing activity from the prior year’s period.
Banking: Large FI segment revenue decreased primarily due to lower Professional services revenue as a result of a decline in business with State Farm of $4.7 million, a decline in business with an international branch customer of $4.2 million, lower revenue from professional services projects in the United States, a decline in Hosting revenue primarily due to the impact of customer attrition in late 2009, and the impact of changes in project estimates for certain implementations. Our Software licenses revenue declined as the first half of 2009 included more perpetual license fees that were fully recognized upon delivery of the software than in the first half of 2010.
Banking: Community FI segment revenue increased primarily due to $3.8 million of revenue from PMSC which is reflected mainly in Hosting revenue, partially offset by lower Software licenses revenue due to reduced license sales in this segment’s branch business as compared to the second quarter of 2009. We expect the migration of Banking: Community FI’s customers to this segment’s new platform will impact revenue growth in 2010 as this migration effort impacts our ability to add new customers.

Operating (loss) income. We incurred an operating loss of $700 thousand for the six months ended June 30, 2010 as compared to an operating income of $15.7 million for the comparable period in 2009, which was mainly attributable to lower revenue in our Payments and Banking: Large FI segments, higher professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform, and non-recurring professional fees of $1.2 million in the first quarter of 2010 relating to legal fees and transaction costs partially offset by lower sales incentives resulting from changes in commission plan structures and lower variable cash incentives resulting from missed earnings targets.
Payments segment operating income decreased $5.1 million primarily as the result of the decline in Software licenses revenue and growth in professional services personnel to accommodate supporting a larger customer base and future project growth. Additionally, the Payments segment had higher stock-based compensation expense and professional fees partially offset by lower variable cash incentives.
Banking: Large FI segment incurred a small operating loss for the six months ended June 30, 2010 as compared to an operating income of $7.7 million for the comparable period in 2009 was due largely to lower Professional services revenue partially offset by a decline in sales incentives, lower variable cash incentives, and reduced product development costs. Professional services, support and maintenance margins declined as the decrease in professional services revenue resulted from changes in project estimates which did not directly impact our costs, mainly internal personnel costs.
Banking: Community FI segment operating loss of $3.2 million for the six months ended June 30, 2010 as compared to an operating income of $400 thousand for the comparable period in 2009 was due mainly to product development and professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform. We expect the costs of migrating customers to Banking: Community FI’s new platform will continue into 2011. Additionally, costs declined as a result of lower sales incentives reflecting the impact of migration efforts on customer growth in this segment’s online banking business. PMSC contributed approximately $400 thousand of operating income to the Banking: Community FI segment for the six months ended June 30, 2010.
Interest and other expense, net. Interest and other expense, net is primarily impacted by net foreign exchange losses and withholding taxes related to international trade receivables and payments of intercompany services.
Income tax expense. During the six months ended June 30, 2010, our income tax expense was $1.6 million due to income in certain foreign jurisdictions which was not offset by operating losses in other jurisdictions. Whereas the tax rates were in the range of 18% to 33% for certain material foreign jurisdictions, we did not record a tax benefit for our losses in the United States as we have fully reserved our deferred tax assets. Until such time as we release the deferred tax asset valuation allowance, we will not record tax benefits in the United States.

Liquidity and Capital Resources
Our primary source of cash is cash collections from our customers following the purchase of software licenses, product support and maintenance, professional services and hosting services. Payments from customers for product support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, leased facilities and equipment and capital expenditures. The following tables show selected information about our cash flows during the six months ended June 30, 2010 and 2009 and selected balance sheet data as of June 30, 2010 and December 31, 2009 (in thousands):

	Six Months ended June 30,
	2010	2009
Net cash provided by operating activities before changes in operating assets and liabilities	$4,216	$20,173
Change in operating assets and liabilities	19,095	(3,637)

Net cash provided by operating activities	23,311	16,536
Net cash used in investing activities	(32,371)	(3,589)
Net cash used in financing activities	(815)	(2,403)
Effect of exchange rates on cash and cash equivalents	(202)	823

Net (decrease) increase in cash and cash equivalents	$(10,077)	$11,367

	June 30,	December 31,
	2010	2009

Cash and cash equivalents	$51,707	$61,784
Working capital (1)	50,300	82,942
Total assets	305,767	300,066
Total stockholders’ equity	235,616	238,641

(1)	Working capital includes deferred revenue of $36.8 million and $26.8 million as of June 30, 2010 and December 31, 2009, respectively.
Operating Activities. For the six months ended June 30, 2010, cash provided by operating activities of $23.3 million was primarily due to increased collections of accounts receivable and an increase in deferred revenue. Deferred revenue increased for billings in advance of support and maintenance, professional services and software licenses. Our unbilled receivables of $17.4 million as of June 30, 2010 related to revenue recognized on professional services projects in advance of milestone billings that we expect to bill and collect in future quarters. We believe that our expected cash flows from operations, together with our existing cash, will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months.
Investing Activities. For the six months ended June 30, 2010, cash used in investing activities was $32.4 million primarily due to the acquisition of PMSC for approximately $29.2 million, net of cash acquired, and $3.1 million of capital expenditures primarily related to computer equipment for our data center. We expect our capital expenditures for the full year 2010 will be at approximately the same level as in 2009.
Financing Activities. For the six months ended June 30, 2010, cash used in financing activities was $800 thousand mainly due to the payment of capital lease and debt obligations. We expect our payments for capital lease and debt obligations to be approximately $1.2 million in 2010. However, a balloon payment of approximately $5.0 million for our notes payable relating to our corporate headquarters is due in February 2011 which we expect will be funded by cash provided by operating activities and available funds in the United States.
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

Restructuring. The restructuring reserves at June 30, 2010 include future rent expense for vacated facilities, net of sublease income. We expect to make future undiscounted cash expenditures, net of anticipated sublease income and future accretion charges, related to these restructuring activities of approximately $2.6 million, of which we anticipate paying approximately $2.2 million within the next twelve months. The leases run through August 2011.
Stock appreciation rights awards. As of June 30, 2010, we have a cash liability of approximately $1.8 million related to our SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on the Black-Scholes valuation, which uses our closing stock price, among other factors, as of June 30, 2010. There were cash settlements of $150 thousand for the six months ended June 30, 2010 which were included in the cash flows from operating activities.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures include the effect of foreign currency fluctuations, interest rate changes, and changes in the market values of our investments. During the six months ended June 30, 2010, there were no material changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of June 30, 2010, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective as of June 30, 2010 in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On May 28, 2010, Leon Stambler filed a complaint in the Eastern District of Texas against 29 named defendants including S1 Corporation and S1, Inc. (collectively, “S1”) and other financial software services providers. The complaint alleges infringement of two patents generally relating to encryption technology for on-line transactions. In his complaint, Stambler is seeking unspecified monetary damages. The case is at a very preliminary stage. S1’s answer is due on August 16, 2010. S1 intends to vigorously defend itself in the litigation.
Item 1A. Risk Factors
Except as noted below, during the six months ended June 30, 2010, there were no material changes to the Risk Factors relevant to our operations which are set forth in Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
•	we cannot accurately predict the value, number and timing of license or services agreements we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;
•	as we sell our products on both a perpetual license and a term or subscription license, we cannot accurately predict the mix of perpetual licenses to term licenses sold in any one quarter. Term licenses significantly reduce the amount of revenue recognized in the first year of the contract, but is intended to increase the overall revenue earned from the customer during the typical customer life cycle; perpetual license revenue can vary significantly on a quarterly basis;
•	implementation projects in our Payments and Banking: Large FI segments are increasing in size, complexity and length and, in accordance with applicable accounting guidance, the software license revenue from these types of engagements is generally recognized over the implementation period (referred to as the percentage of completion method). We currently expect that the overall percentage of these types of engagements will increase over time and, as we shift to recognizing more software license revenue using the percentage of completion method, our current and near-term financial results may be negatively impacted;
•	the length of our sales cycle to large financial organizations generally lasts from six to 18 months, which adds an element of uncertainty to our ability to forecast revenue;
•	during our sales and implementation cycles, we expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software and, if our efforts do not result in a sale (whether during the period in which such expenditures were incurred or at all), we will not realize any revenues to offset these expenditures during the period in which they were incurred or at all;
•	even if a sale is completed, revenue recognition can be delayed or fall below expectations if accounting guidance requires us to recognize revenue over the implementation period, potentially resulting in significant fluctuations in our revenue on a quarterly basis; as such, it is difficult to accurately predict the amount of revenue that will be recognized in any given quarter;
•	if we fail to or are delayed in the introduction of new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;

•	our ability to expand the mix of distribution channels through which our products are sold may be limited;
•	our products may not achieve widespread market acceptance, which could cause our revenue to be lower than expected;
•	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and/or the gross margins associated with this revenue;
•	our sales may be constrained by the timing of releases of third-party software that works with our products;
•	a significant percentage of our expenses is relatively fixed and we may be unable to reduce expenses in the short term if revenue decreases; and
•	the migration of our license sales model to be more focused on recurring revenue contracts may result in less predictable revenue due to an inability to predict the rate at which it is adopted by our customers, or the rate at which it may be deferred.
The amount of our revenue backlog is based on a number of assumptions and is subject to a number of factors, many of which are completely outside of our control, and such revenue may not be recognized over the next 12 months, or at all
As discussed in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview,” implementation projects in our Payments and Banking: Large FI segments are increasing in size, complexity and length. In accordance with applicable accounting guidance, the software license revenue from these types of engagements is generally recognized over the implementation period (which is referred to as the percentage of completion method). We currently expect that the overall percentage of these types of engagements will increase over time.
In light of the shift to recognizing more software license revenue using the percentage of completion method, we have disclosed the estimated amount of revenue backlog for the Payments and Banking: Large FI segments. These amounts include revenue for software licenses including term licenses, professional services, and hosting services, in each case as specified in executed contracts that management believes will be recognized over the next 12 months. The portion of the estimate from our Banking: Large FI segment does not include revenue associated with the State Farm business or the custom development for an international branch customer.
Our estimate of revenue backlog requires substantial judgment of our management, is based on a number of assumptions, which may turn out to be inaccurate or wrong, and is subject a number of factors and uncertainties, many of which are outside of our control. Such assumptions, factors and uncertainties include, but are not limited to, the following:
•	Revenue for term licenses and hosting services are the annualized amount expected over the next 12 months as of the date presented;
•	Foreign currency exchange rates are assumed to remain constant over the 12-month period for contracts stated in currencies other than the U.S. Dollar;
•	Perpetual licenses and professional services are based on current estimates of project completion over the next 12 months;
•	Our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition or general changes in economic conditions within their industries or geographic locations;
•	We may experience delays in the development or delivery of products or services specified in customer contracts; and
•	Our estimate is based on constant hosting transaction volumes, and changes in hosting transaction volumes may impact the amount of revenue actually recognized in future periods.
Estimates of future financial results are inherently unreliable. Accordingly, there can be no assurance that the amounts included in our estimate of revenue backlog will be recognized over the next 12 months, or at all. Additionally, because our estimate of revenue backlog is an operating metric, it is not subject to the same level of internal review or control as a U.S. GAAP financial measure.

Item 5. Other Information
On August 4, 2010, S1 executed indemnification agreements in favor of the following executive officers and director: Jan Kruger, Pierre Naude, Paul Parrish, Francois van Schoor and Edward Terino. The indemnification agreements executed by the foregoing individuals are in the same form as previously filed by S1 and provide that S1 will indemnify the executive officer or director (the “Indemnitee”) against, among other things, all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by the Indemnitee and arising out of the Indemnitee’s service as an executive officer or director. The indemnification agreements further provide procedures for the determination of an Indemnitee’s right to receive indemnification and the advancement of expenses. The foregoing description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the form of indemnification agreement, a copy of which was filed as Exhibit 10 to S1’s Current Report on Form 8-K, filed with the SEC on November 14, 2006, and is incorporated herein by reference.
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

3.5	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).

4.2
Specimen certificate for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 4.3 to S1’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.1	Description of Arrangement for Directors Fees (filed as Exhibit 10.11 to S1’s Current Report on Form 8-K filed with the SEC on June 9, 2010 and incorporated herein by reference).

10.2
Form of Indemnification Agreement with Jan Kruger, Pierre Naude, Paul Parrish, Francois van Schoor and Edward Terino (filed as Exhibit 10 to S1’s Current Report on Form 8-K filed with the SEC on November 14, 2006 and incorporated herein by reference).

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 6, 2010.

S1 CORPORATION
By:	/s/ PAUL M. PARRISH
Paul M. Parrish Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)