Form 10-Q
period 2010-09-30
S1 CORP /DE/
filed 2010-11-05
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding as of November 2, 2010: 53,191,006

S1 CORPORATION
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$52,082	$61,784
Accounts receivable, net	54,044	64,470
Prepaid expenses	5,147	4,729
Other current assets	9,313	4,931

Total current assets	120,586	135,914
Property and equipment, net	21,691	23,018
Intangible assets, net	12,619	4,895
Goodwill, net	148,055	126,605
Other assets	8,192	9,634

Total assets	$311,143	$300,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,536	$7,707
Accrued compensation and benefits	8,356	11,569
Current portion of debt obligation	5,188	1,170
Current portion of accrued restructuring	2,106	2,096
Income taxes payable	3,152	1,586
Deferred revenues	36,722	26,837
Other current liabilities	1,908	2,007

Total current liabilities	67,968	52,972
Debt obligation, excluding current portion	—	5,026
Accrued restructuring, excluding current portion	—	1,381
Other liabilities	2,884	2,046

Total liabilities	70,852	61,425

Stockholders’ equity:
Preferred stock	—	10,000
Common stock	531	517
Additional paid-in-capital	1,800,894	1,787,772
Accumulated deficit	(1,559,472)	(1,557,534)
Accumulated other comprehensive loss	(1,662)	(2,114)

Total stockholders’ equity	240,291	238,641

Total liabilities and stockholders’ equity	$311,143	$300,066

Preferred shares issued and outstanding	—	749,064
Common shares issued and outstanding	53,115,181	51,712,710
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Software licenses	$6,764	$7,444	$17,335	$26,218
Support and maintenance	15,648	14,919	46,436	43,697
Professional services	17,382	25,787	52,682	72,952
Hosting	13,886	12,187	40,160	36,600

Total revenue	53,680	60,337	156,613	179,467

Operating expenses:
Cost of software licenses (1)	803	623	1,754	2,735
Cost of professional services, support and maintenance (1)	21,311	19,200	61,386	55,997
Cost of hosting (1)	7,181	7,079	20,742	21,169
Selling and marketing	6,452	7,214	20,007	23,143
Product development	9,099	8,996	26,572	26,141
General and administrative	5,746	5,864	18,721	18,189
Depreciation and amortization	2,589	2,298	7,610	7,298

Total operating expenses	53,181	51,274	156,792	154,672

Operating income (loss)	499	9,063	(179)	24,795

Interest income	53	101	164	335
Interest expense	(112)	(161)	(350)	(521)
Other non-operating expenses	(395)	(456)	(867)	(848)

Interest and other expense, net	(454)	(516)	(1,053)	(1,034)

Income (loss) before income tax benefit (expense)	45	8,547	(1,232)	23,761
Income tax benefit (expense)	847	(1,637)	(706)	(3,276)

Net income (loss)	$892	$6,910	$(1,938)	$20,485

Net income (loss) per share:
Basic	$0.02	$0.13	$(0.04)	$0.38
Diluted	$0.02	$0.12	$(0.04)	$0.37

Weighted average common shares outstanding — basic	53,087,495	52,598,922	52,228,006	52,766,275
Weighted average common shares outstanding — fully diluted	53,455,282	53,452,888	52,228,006	53,494,437

(1)	Excludes charges for depreciation. Cost of software licenses includes amortization of acquired technology.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,938)	$20,485
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	8,373	8,650
Provision for doubtful accounts receivable and billing adjustments	1,540	534
Deferred income taxes	(657)	240
Stock-based compensation expense	1,431	421
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,347	(13,926)
(Increase) decrease in prepaid expenses and other assets	(2,305)	294
Increase (decrease) in accounts payable and other liabilities	158	(912)
Decrease in accrued compensation and benefits	(1,899)	(1,127)
Increase (decrease) in income taxes payable	1,360	(938)
Increase in deferred revenue	9,660	5,429

Net cash provided by operating activities	26,070	19,150

Cash flows from investing activities:
Maturities of investment securities	1,384	2,504
Purchases of investment securities	(1,117)	(3,224)
Purchases of restricted investment securities	—	(2,000)
Acquisitions, net of acquired cash	(31,198)	—
Purchases of property, equipment and technology	(4,140)	(6,364)

Net cash used in investing activities	(35,071)	(9,084)

Cash flows from financing activities:
(Payments) proceeds from exercise of employee stock awards	(26)	192
Payments on capital leases and debt obligations	(1,008)	(2,921)
Repurchase and retirement of common stock	—	(4,971)

Net cash used in financing activities	(1,034)	(7,700)

Effect of exchange rate changes on cash and cash equivalents	333	1,201

Net (decrease) increase in cash and cash equivalents	(9,702)	3,567
Cash and cash equivalents at beginning of period	61,784	63,840

Cash and cash equivalents at end of period	$52,082	$67,407

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
We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of our financial position as of September 30, 2010, our results of operations for the three months and nine months ended September 30, 2010, and our cash flows for the nine months ended September 30, 2010. The data in the condensed consolidated balance sheet as of December 31, 2009 was derived from our audited consolidated balance sheet as of December 31, 2009, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010 or for any other period.
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
We have evaluated all subsequent events and determined that there were no subsequent events required to be disclosed or recorded as of September 30, 2010 in our financial statements.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on the selling price method. The change was effective for revenue arrangements that began or were changed from June 15, 2010 or later. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, the adoption of this change did not have a material effect on our results of operations.

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
3. BUSINESS COMBINATIONS
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
In support of establishing an office in Latin America, on August 26, 2010, we acquired certain assets of, and hired certain employees from, a company that resold our products in Latin America (the “Reseller”) and their results of operations are included in our condensed consolidated operating results from August 26, 2010 in our Payments segment. We paid approximately $1.9 million in cash, net of cash acquired, funded from our available cash. The Company will also pay an additional $500 thousand, which will be expensed over the service period, if (i) on August 26, 2012, one of the employees that we hired is still employed by us, or (ii) such employee is terminated without cause by us prior to August 26, 2012.
We accounted for the purchase of PMSC and the purchase of assets of the Reseller in accordance with U.S. GAAP guidance on business combinations. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill which will be deductible for income tax purposes. We believe the goodwill and other identifiable intangibles from this transaction are attributable to the additional revenue, earnings and customers associated with their respective businesses. We recorded tangible assets acquired and liabilities assumed at fair value as of the acquisition dates. The identifiable intangible assets acquired included existing software technology and trade names for PMSC as well as customer relationships for both PMSC and the Reseller. We used variations of the income approach method to value the intangible assets based upon discounted cash flow projections and the royalty savings method. The final purchase price allocation may be subject to certain post-closing adjustments which may occur up to one year from the acquisition date. The preliminary allocations of the purchase price were as follows (in thousands):

	PMSC	Reseller Assets

Cash	$751	$51
Accounts receivables	908	379
Indentifiable intangible assets:
Trade names	121	—
Acquired technology	3,390	—
Customer relationships	5,986	230
Goodwill	19,695	1,726
Property and equipment	502	281
Other assets	506	6
Deferred revenue	(622)	—
Liabilities	(1,163)	(673)

Total	$30,074	$2,000

4. FAIR VALUE MEASUREMENTS
U.S. GAAP defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 which is defined as observable inputs such as quoted prices in active markets; Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 which is defined as unobservable inputs in which little or no market data exists therefore requiring an entity to develop its own assumptions. We did not have any assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2010 or December 31, 2009.
The carrying value approximates fair value for our cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed term deposits approximate their carrying value as the principal is fixed. Our long-term debt in 2009 had a fixed interest rate and the fair value is determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. Estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$52,082	$52,082	$61,784	$61,784
Included in other current assets:
Fixed term deposits	—	—	318	318
Restricted fixed term deposit	2,000	2,000	2,000	2,000
Debt obligation, excluding current portion	—	—	5,026	4,911
5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Billed receivables	$39,032	$42,862
Unbilled receivables	18,476	23,907
Allowance for doubtful accounts and billing adjustments	(3,464)	(2,299)

Total	$54,044	$64,470

Billed accounts receivables that were more than 90 days past due accounted for 16% and 7% of the billed accounts receivable balance, excluding the allowance for doubtful accounts and billing adjustments, as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, 64% and 42% of the unbilled receivables, respectively, related to an implementation for an international banking customer in our Banking: Large FI segment. Unbilled receivables generally relate to professional services projects with milestone billings where revenue is recognized as services are rendered and billings are invoiced in accordance with the terms of the contract, primarily at project milestone dates. We expect to bill and collect these amounts within one year of the balance sheet date.

6. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Restricted cash and escrow deposits	$3,871	$2,059
Short-term investments	—	318
Taxes receivable	2,621	557
Deferred tax assets, net	1,841	1,079
Other	980	918

Total	$9,313	$4,931

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
As a result of our acquisition of certain assets of the Reseller in the third quarter of 2010, we recorded goodwill of $1.7 million and identifiable intangible assets for customer relationships of $0.2 million with a 6 year estimated weighted average useful life.
Our goodwill balances below include accumulated impairment losses that were recorded in December 2000 of $212.8 million for our Banking: Large FI segment and $258.1 million for our Banking: Community FI segment. The changes in the carrying value of our goodwill for the nine months ended September 30, 2010 was as follows (in thousands):

		Banking:	Banking:
	Payments	Large FI	Community FI	Total

Goodwill, net as of December 31, 2009	$32,836	$52,047	$41,722	$126,605
Acquisition of PMSC	—	—	19,695	19,695
Acquisition August 2010	1,726	—	—	1,726
Effect of foreign currency translations	155	(126)	—	29

Goodwill, net as of September 30, 2010	$34,717	$51,921	$61,417	$148,055

Our intangible assets consisted of the following (in thousands):

	As of September 30, 2010
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(71)	$50
Acquired technology	25,328	(21,354)	3,974
Customer lists	18,215	(9,620)	8,595

Total	$43,664	$(31,045)	$12,619

	As of December 31, 2009
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Acquired technology	$21,938	$(20,592)	$1,346
Customer lists	12,000	(8,451)	3,549

Total	$33,938	$(29,043)	$4,895

Amortization expense of acquired technology, included in Cost of software licenses, and amortization expense of trade names and customer lists, included in Depreciation and amortization, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Trade names	$30	$—	$71	$—
Acquired technology	292	457	763	915
Customer lists	424	283	1,168	565

Total	$746	$740	$2,002	$1,480

Based upon our current intangible assets, we estimate aggregate amortization expense for the full year 2010 and the next four calendar years to be as follows (in thousands):

	2010	2011	2012	2013	2014

Payments	$502	$528	$528	$528	$446
Banking: Large FI	245	245	183	—	—
Banking: Community FI	2,010	2,089	1,493	1,277	1,277

Total	$2,757	$2,862	$2,204	$1,805	$1,723

8. DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Software licenses	$7,887	$2,861
Professional services	8,470	7,317
Support and maintenance	20,365	16,659

Deferred revenue, current	36,722	26,837
Deferred revenue, non-current (1)	494	41

Total deferred revenue	$37,216	$26,878

(1)	Non-current deferred revenue is included in Long-term Other liabilities.
Deferred revenue represents payments received and billings to customers for Software licenses, Professional services, and Support and maintenance in advance of performing services or delivery. Support and maintenance is normally billed quarterly or annually in advance of performing the service.

9. INCOME TAXES
FASB ASC 740 Income Taxes and FASB ASC 270 Interim Reporting requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions in which our business operates, it is difficult to produce accurate income forecasts by jurisdiction and appropriately apply the net operating losses we have in these various jurisdictions in the forecast. Therefore, a reliable annual effective rate cannot be estimated for the full year and we use a year-to-date effective tax rate that is updated each quarter as our effective tax rate can vary depending on the jurisdiction in which our income is generated. Since our deferred tax assets in the United States are reserved with a valuation allowance, changes in certain temporary items, such as stock-based compensation, can significantly impact our effective tax rate on a quarterly and annual basis. In addition, income tax expense from international jurisdictions and the impact of the valuation allowance with the deferred tax assets in the United States may cause significant variations between income tax expense and pre-tax U.S. GAAP income (loss). During the three months and nine months ended September 30, 2010, our income tax expense was due to income in certain foreign jurisdictions which was not offset by tax benefits in the United States due to our deferred tax asset valuation allowances. Additionally, in the third quarter 2010, our income tax benefit was primarily due to $1.4 million in U.S. alternative minimum tax loss carryback pursuant to the American Recovery and Reinvestment Act.
10. STOCK-BASED COMPENSATION PLANS
We maintain certain stock-based compensation plans providing for the grant of stock options, restricted stock, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. Our 2003 Stock Incentive Plan (Amended and Restated effective February 26, 2008) (the “Plan”) is the only plan that provides for new grants. Awards that are settled in cash do not count against the maximum limit of shares in these plans. During the nine months ended September 30, 2010, we granted 606,000 shares of restricted stock at a weighted average per share grant price of $5.97 and options to purchase 515,000 shares of common stock at a weighted average per share grant price of $6.05. There was no capitalized stock-based compensation cost as of September 30, 2010. We did not recognize any tax benefits in connection with our stock-based compensation expense during the nine months ended September 30, 2010 or 2009.
If all outstanding options were exercised, all restricted stock vested, and all available grants were issued and exercised as of September 30, 2010, our stock-based compensation plans would provide for the issuance of common stock as follows (in thousands):

Grants available under 2003 Stock Incentive Plan	1,109
Stock options outstanding	6,362
Restricted stock	1,288

Total	8,759

As of September 30, 2010, all SARs have vested with an outstanding liability of $1.0 million based on the Black-Scholes valuation, which uses our closing stock price, among other factors, as of September 30, 2010. The outstanding SARs are cash-settled awards and, accordingly, we will record changes in fair value until they are settled. Our cash flows from operating activities included the settlement of $150 thousand for the exercise of SARs in the second quarter of 2010.

Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. The SARs expense (benefit) is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense (benefit) to change thus impacting our stock-based compensation expense (benefit) until the SARs are settled. The overall decrease in our stock price during the quarterly and year-to-date results presented resulted in a decrease of our SARs liability which was reflected in our stock-based compensation expense (benefit). The following table shows the stock-based compensation expense (benefit) included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating expenses:
Cost of professional services, support and maintenance	$88	$6	$229	67
Cost of hosting	33	35	97	78
Selling and marketing	(124)	(364)	(111)	(437)
Product development	35	36	26	142
General and administrative	217	148	1,190	571

Total stock-based compensation expense (benefit)	$249	$(139)	$1,431	$421

Grant type:
Stock options	$388	$607	$1,267	$1,821
Restricted stock	668	607	1,894	1,169
Stock appreciation rights	(807)	(1,353)	(1,730)	(2,569)

Total stock-based compensation expense (benefit)	$249	$(139)	$1,431	$421

11. SEGMENT REPORTING AND MAJOR CUSTOMERS
S1 Corporation is a leading global provider of payments and financial services software solutions. We manage our business in three operating segments: Payments, Banking: Large FI, and Banking: Community FI. We evaluate the performance of our operating segments based on their contribution before Interest and other expense, net and Income tax expense, as reflected in the tables presented below for the three months and nine months ended September 30, 2010 and 2009. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income (loss) for our reportable segments (in thousands):

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
		Banking:	Banking:			Banking:	Banking:
	Payments	Large FI	Community FI	Total	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$3,437	$1,806	$1,521	$6,764	$3,913	$2,069	$1,462	$7,444
Support and maintenance	5,531	5,155	4,962	15,648	4,833	5,189	4,897	14,919
Professional services	4,157	12,047	1,178	17,382	5,705	18,847	1,235	25,787
Hosting	314	6,379	7,193	13,886	207	6,932	5,048	12,187

Total revenue	$13,439	$25,387	$14,854	$53,680	$14,658	$33,037	$12,642	$60,337

Operating expenses:
Cost of software licenses	—	482	321	803	337	150	136	623
Cost of professional services, support and maintenance	5,096	10,628	5,587	21,311	4,405	10,445	4,350	19,200
Cost of hosting	221	3,727	3,233	7,181	190	3,980	2,909	7,079
Selling and marketing	2,592	2,344	1,516	6,452	2,939	2,517	1,758	7,214
Product development	1,700	3,834	3,565	9,099	1,610	5,209	2,177	8,996
General and administrative	1,754	2,531	1,461	5,746	1,462	2,906	1,496	5,864
Depreciation and amortization	500	1,103	986	2,589	363	1,168	767	2,298

Total operating expenses	11,863	24,649	16,669	53,181	11,306	26,375	13,593	51,274

Operating income (loss)	$1,576	$738	$(1,815)	$499	$3,352	$6,662	$(951)	$9,063

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
		Banking:	Banking:			Banking:	Banking:
	Payments	Large FI	Community FI	Total	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$9,121	$3,712	$4,502	$17,335	$14,447	$5,853	$5,918	$26,218
Support and maintenance	15,993	15,335	15,108	46,436	13,565	15,523	14,609	43,697
Professional services	12,675	36,559	3,448	52,682	13,792	55,104	4,056	72,952
Hosting	883	18,969	20,308	40,160	549	21,132	14,919	36,600

Total revenue	$38,672	$74,575	$43,366	$156,613	$42,353	$97,612	$39,502	$179,467

Operating expenses:
Cost of software licenses	121	918	715	1,754	1,225	663	847	2,735
Cost of professional services, support and maintenance	14,059	30,885	16,442	61,386	11,498	32,707	11,792	55,997
Cost of hosting	612	11,127	9,003	20,742	473	12,023	8,673	21,169
Selling and marketing	8,353	7,153	4,501	20,007	8,682	9,144	5,317	23,143
Product development	4,574	12,027	9,971	26,572	3,980	15,891	6,270	26,141
General and administrative	5,411	8,439	4,871	18,721	4,321	9,167	4,701	18,189
Depreciation and amortization	1,462	3,320	2,828	7,610	1,182	3,705	2,411	7,298

Total operating expenses	34,592	73,869	48,331	156,792	31,361	83,300	40,011	154,672

Operating income (loss)	$4,080	$706	$(4,965)	$(179)	$10,992	$14,312	$(509)	$24,795

Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Banking: Large FI segment. We derived 10% and 16% of our total revenue from State Farm during the three months ended September 30, 2010 and 2009, respectively, and 13% and 16% for the nine months ended September 30, 2010 and 2009, respectively. Our Banking: Large FI segment derived 21% and 29% of the segment’s revenue from State Farm during the three months ended September 30, 2010 and 2009, respectively, and 27% and 30% for the nine months ended September 30, 2010 and 2009, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011.
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

	Revenue		Revenue		Property and Equipment
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2010	2009	2010	2009	2010	2009

Americas	$37,157	$42,517	$111,144	$128,200	$19,080	$20,451
International:
EMEI	7,456	9,485	21,536	27,629	1,022	985
Africa	3,395	2,814	9,909	8,277	1,433	1,494
APAC	5,672	5,521	14,024	15,361	156	88

Total	$53,680	$60,337	$156,613	$179,467	$21,691	$23,018

12. NET INCOME (LOSS) PER COMMON SHARE
We calculate net income per share by allocating income between the weighted average common shares outstanding and the weighted average outstanding participating securities during periods in which we record net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period, as the effect of applying the two-class method would be anti-dilutive. Because of our net loss in the nine months ended September 30, 2010, we did not include the additional shares of common stock through the exercise of stock options as they would have an anti-dilutive effect on our loss per share for that period. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic income (loss) per share:
Net income (loss)	$892	$6,910	$(1,938)	$20,485
Amount allocated to participating preferred stockholders	—	(135)	—	(403)
Amount allocated to participating restricted stockholders	(21)	(134)	—	(236)

Net income (loss) available to common stockholders	$871	$6,641	$(1,938)	$19,846

Basic weighted average common shares outstanding	53,087	52,599	52,228	52,766
Basic income (loss) per share	$0.02	$0.13	$(0.04)	$0.38

Diluted income (loss) per share:
Net income (loss)	$892	$6,910	$(1,938)	$20,485
Amount allocated to participating preferred stockholders	—	(133)	—	(397)
Amount allocated to participating restricted stockholders	(21)	(132)	—	(233)

Net income (loss) available to common stockholders	$871	$6,645	$(1,938)	$19,855

Basic weighted average common shares outstanding	53,087	52,599	52,228	52,766
Dilutive effect of employee stock options	368	854	—	728

Diluted weighted average common shares outstanding	53,455	53,453	52,228	53,494
Diluted income (loss) per share	$0.02	$0.12	$(0.04)	$0.37
13. CONVERTIBLE PREFERRED STOCK
On July 2, 2010, State Farm converted the 749,064 shares of our Series B Convertible Preferred Stock it held into 1,070,090 shares of our common stock. At September 30, 2010, the Company did not have any shares of convertible preferred stock outstanding.
14. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$892	$6,910	$(1,938)	$20,485
Other comprehensive income:
Currency translation adjustment	2,604	477	452	3,657
Realized gain on securities, net of tax	—	(81)	—	(69)

Total other comprehensive income	2,604	396	452	3,588

Comprehensive income (loss)	$3,496	$7,306	$(1,486)	$24,073

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
When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. You are urged to read the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as supplemented by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, each as filed with the Securities and Exchange Commission (“SEC”).
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
In support of establishing an office in Latin America, on August 26, 2010, we acquired certain assets of, and hired certain employees from, a company that resold our products in Latin America (the “Reseller”) and their results of operations are included in our condensed consolidated operating results from August 26, 2010 in our Payments segment. We paid approximately $1.9 million in cash, net of cash acquired, funded from our available cash. The Company will also pay an additional $500 thousand, which will be expensed over the service period, if (i) on August 26, 2012, one of the employees that we hired is still employed by us, or (ii) such employee is terminated without cause by us prior to August 26, 2012.

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
Summary financial results. Our revenue was $53.7 million for the three months ended September 30, 2010 which was a decrease of $6.7 million, or 11%, as compared to the same period in 2009 due primarily to lower revenue in our Payments and Banking: Large FI segments, which included a reduction in revenue from State Farm. For the three months ended September 30, 2010, our net income of $900 thousand was a decrease of $6.0 million as compared to the same period in 2009 primarily as a result of the revenue decline in our Payments and Banking: Large FI segments and the increase in development and professional services costs incurred in connection with migrating online banking customers in the Banking: Community FI segment to a new banking platform partially offset by lower variable cash incentives resulting from missed earnings targets.
Our revenue was $156.6 million for the nine months ended September 30, 2010 which was a decrease of $22.9 million, or 13%, as compared to the same period in 2009 due primarily to lower revenue in our Payments and Banking: Large FI segments, which included a reduction in revenue from State Farm. For the nine months ended September 30, 2010, our net loss of $1.9 million was primarily attributable to the revenue decline in our Payments and Banking: Large FI segments and the increase in development and professional services costs incurred in connection with migrating online banking customers in the Banking: Community FI segment to a new banking platform, partially offset by lower variable cash incentives resulting from missed earnings targets.
During the nine months ended September 30, 2010, we generated $26.1 million in cash provided by operating activities primarily from income adjusted for the effect of non-cash expenses, collections of accounts receivable and growth of deferred revenue for annual support services, professional services and software licenses billed in advance.
Revenue from Significant Customers
Revenue from State Farm was 10% and 16% of our total revenue and 21% and 29% of our Banking: Large FI segment’s revenue during the three months ended September 30, 2010 and 2009, respectively. Revenue from State Farm was 13% and 16% of our total revenue and 27% and 30% of our Banking: Large FI segment’s revenue during the nine months ended September 30, 2010 and 2009, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect to generate approximately $25 — $26 million in revenue in 2010, and approximately $15 — $16 million in revenue in 2011, from this customer.
Revenue Backlog
Our estimated revenue backlog includes revenue for software licenses including term licenses, professional services, and hosting services, as specified in executed contracts that we believe will be recognized in revenue over the next twelve months. Revenue backlog associated with the State Farm business, the custom development for an international branch customer and our Banking: Community FI segment is excluded from the revenue backlog totals. As of September 30, 2010 and December 31, 2009, our estimate of revenue backlog was $56.7 million and $39.2 million, respectively. We believe that presenting this estimate provides supplemental information and an alternative presentation useful to investors understanding trends in our business including the shift we are experiencing toward recognizing more software license revenue using the percentage of completion method. However, our estimated backlog is based on a number of assumptions and is subject to a number of factors, many of which are completely outside of our control. Please see Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for further discussion.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth our statement of operations for the specified periods (in thousands, except for per share and percentage data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Revenue:
Software licenses	$6,764	$7,444	-9%	$17,335	$26,218	-34%
Support and maintenance	15,648	14,919	5%	46,436	43,697	6%
Professional services	17,382	25,787	-33%	52,682	72,952	-28%
Hosting	13,886	12,187	14%	40,160	36,600	10%

Total revenue	53,680	60,337	-11%	156,613	179,467	-13%

Operating Expenses:
Cost of software licenses (1)	803	623	29%	1,754	2,735	-36%
Cost of professional services, support and maintenance (1)	21,311	19,200	11%	61,386	55,997	10%
Cost of hosting (1)	7,181	7,079	1%	20,742	21,169	-2%
Selling and marketing	6,452	7,214	-11%	20,007	23,143	-14%
Product development	9,099	8,996	1%	26,572	26,141	2%
General and administrative	5,746	5,864	-2%	18,721	18,189	3%
Depreciation and amortization	2,589	2,298	13%	7,610	7,298	4%

Total operating expenses	53,181	51,274	4%	156,792	154,672	1%

Operating income (loss)	499	9,063	-94%	(179)	24,795	-101%
Interest and other expense, net	(454)	(516)	-12%	(1,053)	(1,034)	2%

Income (loss) before income tax benefit (expense)	45	8,547	-99%	(1,232)	23,761	-105%
Income tax benefit (expense)	847	(1,637)	-152%	(706)	(3,276)	-78%

Net income (loss)	$892	$6,910	-87%	$(1,938)	$20,485	-109%

Net income (loss) per share:
Basic	$0.02	$0.13		$(0.04)	$0.38
Diluted	$0.02	$0.12		$(0.04)	$0.37

Effective tax rate	-1882%	19%		-57%	14%

Operating expenses as a percent of revenue:
Cost of software licenses (2)	12%	8%		10%	10%
Cost of professional services, support and maintenance (2)	65%	47%		62%	48%
Cost of hosting (2)	52%	58%		52%	58%
Selling and marketing	12%	12%		13%	13%
Product development	17%	15%		17%	15%
General and administrative	11%	10%		12%	10%
Depreciation and amortization	5%	4%		5%	4%

Operating income	1%	15%		0%	14%

Net income (loss)	2%	11%		-1%	11%

(1)	The Cost of software licenses, professional services, support and maintenance, and hosting excludes charges for depreciation. The Cost of software licenses includes amortization of acquired technology.

(2)	Each cost of revenue is a percentage of the applicable revenue type for the periods presented.

RESULTS OF OPERATIONS — COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

		Banking:	Banking:
(In thousands)	Payments	Large FI	Community FI	Total
Total revenue
Three months ended September 30, 2010	$13,439	$25,387	$14,854	$53,680
Three months ended September 30, 2009	14,658	33,037	12,642	60,337

Revenue (decline) growth	(1,219)	(7,650)	2,212	(6,657)
Percentage change	-8%	-23%	17%	-11%

Total operating income (loss)
Three months ended September 30, 2010	$1,576	$738	$(1,815)	$499
Three months ended September 30, 2009	3,352	6,662	(951)	9,063

Change in operating income (loss)	(1,776)	(5,924)	(864)	(8,564)
Percentage change	-53%	-89%	-91%	-94%
Revenue. Total revenue decreased primarily due to declines in Professional services revenue in our Payments and Banking: Large FI segments partially offset by revenue from our acquisition of PMSC, primarily in Hosting revenue.
Payments segment revenue decreased primarily due to a decline in Professional services revenue as a result of the impact of lower revenue from professional services projects that have increased in size, complexity and/or length. Support and maintenance revenue increased, reflecting the continued growth in Software licensing activity from the prior year’s period. Software licenses revenue declined as the third quarter of 2009 included more perpetual license fees that were fully recognized upon delivery of the software than the same period in 2010. The acquisition of certain assets of the Reseller did not materially impact third quarter 2010 Payments segment revenue.
Banking: Large FI segment revenue decreased primarily due to lower Professional services revenue as a result of a decline in business with State Farm of $4.2 million, a decline in business with an international branch customer of $1.6 million, and lower revenue from professional services projects in the United States. In addition, the impact of customer attrition in late 2009 contributed to the decline in Hosting revenue. Software licenses revenue declined as the third quarter of 2009 included more perpetual license fees that were fully recognized upon delivery of the software compared to the same period in 2010.
Banking: Community FI segment revenue increased largely due to $3.0 million of revenue from PMSC, which is reflected mainly in Hosting revenue, partially offset by lower Professional services revenue due to reduced projects in this segment’s branch business as compared to the third quarter of 2009. We expect the migration of Banking: Community FI’s customers to this segment’s new platform will impact revenue growth in 2010 as this migration effort impacts our ability to add new customers.
Operating income (loss). Our operating income declined $8.6 million for the three months ended September 30, 2010 as compared to the same period in 2009, mainly as a result of lower revenue in our Payments and Banking: Large FI segments and higher professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform partially offset by lower sales incentives resulting from changes in commission plan structures and lower variable cash incentives resulting from missed earnings targets.
Payments segment operating income decreased $1.8 million primarily as a result of a decline in Professional services revenue and growth in professional service and support personnel to accommodate supporting a larger customer base and future project growth partially offset by lower variable cash incentives resulting from missed earnings targets. The acquisition of certain assets of the Reseller did not materially impact third quarter 2010 Payments segment operating results.

Banking: Large FI segment operating income declined $5.9 million from the comparable period in 2009 due largely to lower Professional services revenue partially offset by reduced product development costs. Professional services, support and maintenance margins declined as the decrease in professional services revenue did not directly impact our costs, mainly internal personnel costs.
Banking: Community FI segment operating loss of $1.8 million for the three months ended September 30, 2010 as compared to an operating loss of $1.0 million for the comparable period in 2009 was due mainly to product development and professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform. We expect the costs of migrating customers to Banking: Community FI’s new platform will continue into 2011. Additionally, costs declined as a result of lower sales incentives reflecting the impact of migration efforts on customer growth in this segment’s online banking business. The acquisition of PMSC contributed approximately $400 thousand of operating income to the Banking: Community FI segment for the three months ended September 30, 2010.
Interest and other expense, net. Interest and other expense, net was primarily impacted by net foreign exchange losses related to international trade receivables.
Income tax expense. During the three months ended September 30, 2010, we had an income tax benefit of $800 thousand primarily due to U.S. alternative minimum tax loss carryback pursuant to the American Recovery and Reinvestment Act.
RESULTS OF OPERATIONS — COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

		Banking:	Banking:
(In thousands)	Payments	Large FI	Community FI	Total
Total revenue
Nine months ended September 30, 2010	$38,672	$74,575	$43,366	$156,613
Nine months ended September 30, 2009	42,353	97,612	39,502	179,467

Revenue (decline) growth	(3,681)	(23,037)	3,864	(22,854)
Percentage change	-9%	-24%	10%	-13%

Total operating income (loss)
Nine months ended September 30, 2010	$4,080	$706	$(4,965)	$(179)
Nine months ended September 30, 2009	10,992	14,312	(509)	24,795

Change in operating income (loss)	(6,912)	(13,606)	(4,456)	(24,974)
Percentage change	-63%	-95%	-875%	-101%
Revenue. Total revenue decreased primarily due to declines in our Software licenses and Professional services revenue in our Payments and Banking: Large FI segments partially offset by revenue from our acquisition of PMSC, primarily in Hosting revenue.
Payments segment revenue decreased primarily due to a decline in Software licenses revenue as the first nine months of 2009 included more perpetual license fees that were fully recognized upon delivery of the software than the same period in 2010. Professional services revenue was impacted as a result of lower revenue from professional services projects that have increased in size, complexity and/or length. Support and maintenance revenue increased reflecting the continued growth in software licensing activity from the prior year’s period. The acquisition of certain assets of the Reseller did not materially impact 2010 year-to-date Payments segment revenue.
Banking: Large FI segment revenue decreased primarily due to lower Professional services revenue as a result of a decline in business with State Farm of $9.0 million, a decline in business with an international branch customer of $5.8 million, and lower revenue for certain professional services projects that have increased in size, complexity and/or length. Our Hosting revenue declined primarily due to the impact of customer attrition in late 2009. Our Software licenses revenue declined as the first nine months of 2009 included more perpetual license fees that were fully recognized upon delivery of the software than in the same period in 2010.

Banking: Community FI segment revenue increased primarily due to $6.8 million of revenue from PMSC which is reflected mainly in Hosting revenue, partially offset by lower Software licenses revenue due to reduced license sales in this segment’s branch business as compared to the same period in 2009. We expect the migration of Banking: Community FI’s customers to this segment’s new platform will impact revenue growth in 2010 as this migration effort impacts our ability to add new customers.
Operating income (loss). Our operating income declined $25.0 million for the first nine months of 2010 as compared to the same period in 2009, which was mainly attributable to lower revenue in our Payments and Banking: Large FI segments, higher professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform, higher stock-based compensation expense and non-recurring professional fees of $1.2 million in the first quarter of 2010 relating to legal fees and transaction costs, partially offset by lower sales incentives resulting from changes in commission plan structures and lower variable cash incentives resulting from missed earnings targets.
Payments segment operating income decreased $6.9 million primarily as the result of the decline in Software licenses revenue and growth in professional services and support personnel to accommodate supporting a larger customer base and future project growth. Additionally, the Payments segment had higher stock-based compensation expense and professional fees partially offset by lower sales incentives and variable cash incentives. The acquisition of certain assets of the Reseller did not materially impact 2010 year-to-date Payments segment operating results.
Banking: Large FI segment operating income decreased $13.6 million primarily as the result of lower Professional services revenue including as a result in the decline in business with State Farm, partially offset by lower sales incentives, as a result of commission plan structure changes, lower variable cash incentives, and reduced product development costs. Professional services, support and maintenance margins declined as the decrease in professional services revenue did not directly impact our costs, mainly internal personnel costs.
Banking: Community FI segment operating loss of $5.0 million for the nine months ended September 30, 2010 as compared to an operating loss of $500 thousand for the comparable period in 2009 was due mainly to product development and professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform. We expect the costs of migrating customers to Banking: Community FI’s new platform will continue into 2011. Additionally, costs declined as a result of lower sales incentives reflecting the impact of migration efforts on customer growth in this segment’s online banking business. PMSC contributed approximately $500 thousand of operating income to the Banking: Community FI segment for the nine months ended September 30, 2010.
Interest and other expense, net. Interest and other expense, net is primarily impacted by net foreign exchange losses and withholding taxes related to international trade receivables and payments of intercompany services.
Income tax expense. During the nine months ended September 30, 2010, our income tax expense was $700 thousand due to income in certain foreign jurisdictions which was not offset by operating losses in other jurisdictions. Whereas the tax rates were in the range of 18% to 33% for certain material foreign jurisdictions, we did not record a tax benefit for our losses in the United States as we have fully reserved our deferred tax assets. Until such time as we release the deferred tax asset valuation allowance, we will not record tax benefits in the United States. Additionally in the third quarter of 2010, our income tax expense included a tax benefit primarily due to U.S. alternative minimum tax loss carryback pursuant to the American Recovery and Reinvestment Act.

Liquidity and Capital Resources
Our primary source of cash is cash collections from our customers following the purchase of software licenses, product support and maintenance, professional services and hosting services. Payments from customers for product support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, leased facilities and equipment and capital expenditures. The following tables show selected information about our cash flows during the nine months ended September 30, 2010 and 2009 and selected balance sheet data as of September 30, 2010 and December 31, 2009 (in thousands):

	Nine Months ended September 30,
	2010	2009
Net cash provided by operating activities before changes in operating assets and liabilities	$8,749	$30,330
Change in operating assets and liabilities	17,321	(11,180)

Net cash provided by operating activities	26,070	19,150
Net cash used in investing activities	(35,071)	(9,084)
Net cash used in financing activities	(1,034)	(7,700)
Effect of exchange rates on cash and cash equivalents	333	1,201

Net (decrease) increase in cash and cash equivalents	$(9,702)	$3,567

	September 30,	December 31,
	2010	2009

Cash and cash equivalents	$52,082	$61,784
Working capital (1)	52,618	82,942
Total assets	311,143	300,066
Total stockholders’ equity	240,291	238,641

(1)	Working capital includes deferred revenue of $36.7 million and $26.8 million as of September 30, 2010 and December 31, 2009, respectively.
Operating Activities. For the nine months ended September 30, 2010, cash provided by operating activities of $26.1 million was primarily due to income adjusted for the effect of non-cash expenses, collections of accounts receivable and growth of deferred revenue. Our unbilled receivables of $18.5 million as of September 30, 2010 related to revenue recognized on professional services projects in advance of milestone billings that we expect to bill and collect in future quarters. Deferred revenue increased for billings in advance of support and maintenance, professional services and software licenses. We believe that our expected cash flows from operations, together with our existing cash, will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months.
Investing Activities. For the nine months ended September 30, 2010, cash used in investing activities was $35.1 million primarily due to the acquisition of PMSC for approximately $29.2 million net of cash acquired, the acquisition of certain assets of the Reseller for approximately $1.9 million net of cash acquired, and capital expenditures of $4.1 million primarily related to computer equipment for our data center. We expect our capital expenditures for the full year 2010 will be lower than our capital expenditures in 2009.
Financing Activities. For the nine months ended September 30, 2010, cash used in financing activities was $1.0 million mainly due to the payment of capital lease and debt obligations. We expect our payments for capital lease and debt obligations to be approximately $1.2 million in 2010. However, a balloon payment of approximately $5.0 million for our notes payable relating to our corporate headquarters is due in February 2011 which we expect will be funded by cash provided by operating activities and available funds in the United States.

Contractual Obligations and Off-Balance Sheet Arrangements. We generally do not engage in off balance sheet arrangements in the normal course of business, but we enter into operating lease arrangements and purchase commitments in the normal course of business. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our operating lease arrangements and purchase commitments.
Restructuring. The restructuring reserves at September 30, 2010 include future rent expense for vacated facilities, net of sublease income. We expect to make future undiscounted cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $2.1 million, all of which we anticipate paying within the next twelve months. The leases run through August 2011.
Stock appreciation rights awards. As of September 30, 2010, we have a cash liability of approximately $1.0 million related to our SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on the Black-Scholes valuation, which uses our closing stock price, among other factors, as of September 30, 2010. There were cash settlements of $150 thousand for the nine months ended September 30, 2010 which were included in the cash flows from operating activities.
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
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on the selling price method. The change was effective for revenue arrangements that began or were changed from June 15, 2010 or later. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, the adoption of this change did not have a material effect on our results of operations.
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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial position and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the three months ended September 30, 2010, there were no significant changes in our critical accounting policies. We have included summary information and data below for a better understanding of our revenue and stock-based compensation. You should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies and estimates include those related to:
•	revenue recognition;

•	estimation of our allowance for doubtful accounts and billing adjustments;

•	valuation and recoverability of long-lived assets, including goodwill;

•	determination of the fair value of stock-based compensation;

•	recognition of costs in connection with restructuring plans; and

•	income taxes.
Revenue recognition. Revenue is a key component of our results of operations and is a key metric used by management, securities analysts and investors to evaluate our performance. Our revenue generally includes multiple element arrangements such as software license fees for software products, implementation and customization services, training, post-contract customer support, hosting services and, in some cases, hardware or other third party products and services. Since the sales cycle for large financial institutions and retailers can last from nine to 18 months, Software licenses and Professional services revenue can be impacted by one or two large customer agreements. Software licenses revenue may also fluctuate depending on the amount, timing and nature of customer licensing activity. When professional services are considered essential to the functionality of the software, we record revenue for the perpetual license and professional services over the implementation period using the contract accounting method on a contract by contract basis, typically measured by the percentage of cost incurred to date to estimated total costs to complete the contract. We typically use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor costs and indirect costs identifiable with or allocable to the contract. Software licenses and Professional services revenue can increase or decrease based on progress towards completion of projects, including project delays or changes in estimates to completion. Otherwise, perpetual license revenue is recognized upon delivery of the software provided that all other revenue recognition criteria are met.
Stock-based compensation. Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled stock appreciation rights (“SARs”). The SARs expense (benefit) is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense (benefit) to change thus impacting our stock-based compensation expense (benefit) until the SARs are settled. The overall decrease in our stock price during the quarterly and year-to-date results presented resulted in a decrease of our SARs liability which was reflected in our stock-based compensation expense (benefit). The following table shows the stock-based compensation expense (benefit) included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating expenses:
Cost of professional services, support and maintenance	$88	$6	$229	67
Cost of hosting	33	35	97	78
Selling and marketing	(124)	(364)	(111)	(437)
Product development	35	36	26	142
General and administrative	217	148	1,190	571

Total stock-based compensation expense (benefit)	$249	$(139)	$1,431	$421

Grant type:
Stock options	$388	$607	$1,267	$1,821
Restricted stock	668	607	1,894	1,169
Stock appreciation rights	(807)	(1,353)	(1,730)	(2,569)

Total stock-based compensation expense (benefit)	$249	$(139)	$1,431	$421

Effects of Foreign Currencies
Our revenue and net loss were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and the European Euro. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development center in India is not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. Additionally, while our South African operations are mostly naturally hedged, some of the development and professional services performed are funded in U.S. Dollars and British Pounds. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a further discussion of potential foreign currency risks. The estimated effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	At Prior Year			At Prior Year
	Exchange	Exchange Rate		Exchange	Exchange Rate
	Rates (1)	Effect	As reported	Rates (1)	Effect	As reported

Revenue	$53,310	$370	$53,680	$154,893	$1,720	$156,613
Operating expenses	53,021	160	53,181	154,692	2,100	156,792

Operating income (loss)	289	210	499	201	(380)	(179)
Net income (loss)	592	300	892	(1,918)	(20)	(1,938)

Basic net income (loss) per share	$0.01	$0.01	$0.02	$(0.04)	$—	$(0.04)
Diluted net income (loss) per share	$0.01	$0.01	$0.02	$(0.04)	$—	$(0.04)

(1)	Current year results translated into U.S. Dollars using prior year’s period average exchange rates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures include the effect of foreign currency fluctuations, interest rate changes, and changes in the market values of our investments. During the nine months ended September 30, 2010, there were no material changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of September 30, 2010, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective as of September 30, 2010 in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on May 28, 2010, Leon Stambler filed a complaint in the Eastern District of Texas against 29 named defendants including S1 Corporation and S1, Inc. (collectively, “S1”) and other financial software services providers. The complaint alleges infringement of two patents generally relating to encryption technology. In his complaint, Stambler is seeking unspecified monetary damages. The case is at a very preliminary stage. S1 intends to vigorously defend itself in the litigation.
Item 1A. Risk Factors
You are urged to read the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as supplemented by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, each as filed with the SEC.
You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1
Stock Purchase Agreement dated as of March 4, 2010 by and among S1 Corporation (“S1”), PM Systems Corporation, James A. Krakeel and Robert M. Broadwell, Jr. (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the”SEC”) on March 10, 2010 and incorporated herein by reference).

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

3.4
Certificate of Designation for S1’s Series B Redeemable Convertible Preferred Stock (filed as Exhibit 2 to S1’s Registration Statement on Form 8-A (File No. 000-24931) filed with the SEC on September 30, 1998 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 5, 2010.

S1 CORPORATION
By:	/s/ PAUL M. PARRISH
Paul M. Parrish
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)