Form 10-K
period 2010-12-31
S1 CORP /DE/
filed 2011-03-11
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-24931
S1 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	58-2395199	(404) 923-3500
(State or other jurisdiction of	(I.R.S. Employer	(Registrant’s telephone number
incorporation or organization)	Identification No.)	including area code)

705 Westech Drive
Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $6.01, and was $309.2 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant.
Shares of common stock outstanding as of February 17, 2011: 53,391,860
Documents Incorporated by Reference
Portions of S1 Corporation’s definitive proxy statement for the annual meeting of shareholders to be held on or about May 24, 2011 is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A which the registrant intends to file no later than 120 days after December 31, 2010 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

S1 CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I
This annual report on Form 10-K and the documents incorporated into this annual report on Form 10-K by reference contain forward-looking statements and information relating to our subsidiaries and us within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial position, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “estimates,” “intends” or similar terminology identify forward-looking statements. Forward-looking statements may include projections of our revenue, revenue backlog, expenses, capital expenditures, earnings per share, product development projects, future economic performance or management objectives. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described under the caption “Risk Factors” in Item 1A of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries.

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
Our vision is to be the leading global provider of payments and financial services software solutions. The key initiatives supporting this vision are to:
•	Maintain the highest possible level of customer satisfaction to create opportunities to sell additional solutions and services;
•	Cross-sell applications from our payments and financial services solution sets;
•	Become the most efficient software company possible through continuous operational improvements;
•	Deliver innovative, quality products and services to meet current market demands and future customer needs; and
•	Broaden our product offerings and increase our market penetration through selective acquisitions and the development of new markets.
Descriptions of our Software Solutions
S1 Payments Processing and Card Management
•	ATM Driving drives a wide array of ATM terminals, whether dial-up, leased line, or advanced-functionality devices. Our solution for ATM owners manages online connections to networks, card schemes, and host systems, and provides sophisticated performance monitoring, back office functionality and management information. The solution supports magnetic stripe and EMV cards as well as a comprehensive set of value-added transactions and services.
•	Retail Payments drives fast, cost-effective, and secure payment card processing for retailers, gift card management, merchants and e-commerce operators, enabling all aspects of a payment transaction, from the POS through to the authorizer.

•	Card Management supports secure issuance and life cycle management for credit, debit and prepaid cards and provides extensive authorization and validation services, personal identification number management and management information. Our solution supports magnetic stripe, EMV, contactless and instant issuance options.
•	Merchant Acquiring provides a comprehensive processing platform for handling card payment transactions generated at multiple sales channels including the POS, Internet, call center and mobile phone. A wide variety of card and transaction types are supported including EMV, prepaid and contactless.
S1 Online Banking
•	S1 Consumer Online Banking allows our customers to offer online banking capabilities, including personal finance management, electronic bill payment and presentment, account transfers, alerts and reminders, and online self-service tools. We provide bill-pay services from either our in-house bill pay solutions or through third-party partnerships.
•	S1 Business Online Banking provides online financial solutions suited for small to mid-market business banking customers. Our software allows our financial institution customers to offer product packages that can satisfy an array of business customer segments with such features as account management and enhanced reporting, payments, foreign exchange and self-service features, including the ability to open new accounts online, report lost cards, reset passwords, stop payments, reorder checks, request check copies, and create electronic alerts.
•	S1 Corporate Banking provides online cash management solutions to some of the world’s largest banks. S1 Corporate Banking is built in a multilingual and multi-currency framework and delivers diverse payment methods, multi-factor authentication capabilities, electronic file delivery, check services, robust information reporting, real-time data on account balances and transactions as well as straight-thru processing on payments from the Automated Clearing House (“ACH”) to Fedwire to the Society for Worldwide Interbank Finance Telecommunication (“SWIFT”).
•	S1 Trade Finance provides online trade finance solutions to some of the world’s largest banks. S1 Trade Finance allows a bank’s customers to quickly and easily manage their international buying and selling activities with one integrated system to create, process and report on trade instruments such as letters of credit, collections, and open account transactions.
•	S1 Mobile Banking and Payments provides the ability for consumers and businesses to access and manage bank account information and perform financial transactions via the convenience of a mobile device. S1 Out-of-Band Authentication provides security against phishing and keystroke-logging attacks to mobile phones.
•	S1 Voice Banking delivers a full range of voice banking functionality, including online and offline transaction processing, call-flow management, and voice driver management.
S1 Branch Banking
•	S1 Teller enables front-line teller employees to perform tasks from a single screen using workflow processes that simplify and enforce adherence to a financial institutions business rules. Efficient workflows also create opportunities for tellers to promote new products and make referrals.
•	S1 Sales and Service Platform provides transaction functionality and embedded relationship management tools along with a universal desktop for instant, real-time access to complete customer and account data. S1 Sales and Service provides tools such as case and lead management, portfolio management and pipeline management and can fill the need for a branch automation, sales force automation and customer relationship management system at the same time in one seamless desktop.
•	S1 Call Center is a fully integrated call center solution that offers workflows, transactions and core services that meet the specialized needs of the call center environment. In addition to the core services found in the teller and sales and service platform, S1 Call Center provides the customer information, sales and service capabilities, process flows, reporting, and fulfillment management functionality that is typically found in call center operations.
•	S1 Lending provides a highly configurable and robust consumer, business and credit origination software solution that delivers straight-through processing control from application through loan booking, with support for multiple data entry channels. The software is differentiated in part through its ability to deliver broad application-level strength in each area of lending through a universal platform, which provides operational and administrative consistency and control.

Reporting Segments
Since the first quarter of 2010, when we changed our reporting segments, we have operated and managed S1 in three business segments: Payments, Banking: Large Financial Institution (“Banking: Large FI”), and Banking: Community Financial Institution (“Banking: Community FI”). We separate our banking businesses based on the size of the financial institution we sell to as the solutions and related services required by each can differ in complexity and the length of the implementation cycle. Segment information for periods prior to the first quarter of 2010 has been restated to reflect the change in composition of our reportable segments.
•	The Payments segment provides our ATM and POS driving, card management, and merchant acquiring solutions to financial institutions, retailers and transaction processors of all sizes globally.
•	The Banking: Large FI segment provides consumer, small business and corporate online banking, trade finance, and mobile banking solutions to large banks globally, branch and call center banking solutions to large banks outside of the United States, and also supports our business with State Farm (which we expect will conclude by the end of 2011).
•	The Banking: Community FI segment provides consumer and small business online banking, mobile banking, voice banking, branch and call center banking solutions to community and regional banks and credit unions in the United States.
Acquisitions
On March 4, 2010, we acquired 100% of the outstanding shares of PM Systems Corporation (“PMSC”), a provider of Internet banking, bill payment and security services to credit unions in the United States. PMSC provides us with additional financial services solutions and expands our presence in the credit union marketplace. We paid approximately $29.2 million, net of cash acquired, for PMSC and funded the acquisition from our available cash on the acquisition date. PMSC’s results of operations are included in our Banking: Community FI segment’s results of operations from March 4, 2010.
In support of establishing an office in Latin America, on August 26, 2010, we acquired certain assets of, and hired certain employees from, a company that resold our products in Latin America (the “Reseller”). We paid approximately $1.9 million, net of cash acquired, for the Reseller and funded the acquisition from our available cash on the acquisition date. The Reseller’s results of operations are included in our Payments segment’s results of operations from August 26, 2010.
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
We believe that the above factors are influencing financial institutions and retailers to look for new ways to effectively service and sell to their customers through all of their interaction channels, including their physical locations, the Internet, telephone, ATM, POS, mobile phone and call center.

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

Customers and Revenue
We derive a significant portion of our revenue from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance, hosting applications in our data center, and from electronic bill payment services. We also generate recurring revenue by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. We reported revenue of $209.1 million, $238.9 million and $228.4 million in 2010, 2009 and 2008, respectively. Our revenue attributed to sales in the United States as compared to total reported revenue was 72% for the years ended December 31, 2010, 2009 and 2008.
We have one customer that accounts for over 10% of our total revenue. Revenue from State Farm was 12%, 16% and 18% of our consolidated revenue and 26%, 30% and 33% of our Banking: Large FI segment revenue during the years ended December 31, 2010, 2009 and 2008, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We generated $25.2 million of revenue in 2010 from State Farm and expect to generate approximately $16 - $17 million in revenue in 2011 from this customer.
Refer to the notes of our consolidated financial statements for a further discussion of the various types of revenue, revenue recognition policies, and financial information regarding segment reporting and geographic areas.
Revenue Backlog
Our estimated revenue backlog includes revenue for software licenses including term licenses, professional services, and hosting services, as specified in executed contracts that we believe will be recognized in revenue over the next twelve months. The portion of the estimated revenue backlog from our Banking: Large FI segment does not include revenue associated with the State Farm business which is expected to conclude by the end of 2011, or with the custom development project for an international branch customer, which is expected to decrease as the project winds down. As our Banking: Community FI segment primarily generates recurring revenue for support and maintenance and hosting, we do not believe that disclosing revenue backlog for this part of our business provides additional useful information. As of December 31, 2010 and 2009, our estimate of revenue backlog was $62.8 million and $39.2 million, respectively.
We believe that presenting this estimate provides supplemental information and an alternative presentation useful to investors understanding trends in our business including the shift we have been experiencing toward recognizing more software license revenue using the percentage of completion method. However, our estimated backlog is based on a number of assumptions and is subject to a number of factors, many of which are completely outside of our control. Please see Part I, Item 1A. “Risk Factors” for further discussion of the risks and uncertainties associated with the disclosed amount of revenue backlog; for further discussion of our accounting policies, see Note 1 to our consolidated financial statements in Item 8. “Financial Statements and Supplementary Data”.
Sales and Marketing
Each business segment maintains dedicated sales forces that are focused on product sales for their specific solutions to their target markets. Within each segment are trained sales support personnel and solutions architects who provide functional and technical expertise to maximize the customer’s understanding of our solutions. The sales cycle for our payments solutions, which target financial institutions and retailers of all sizes, generally lasts from six to 18 months and is typically facilitated by direct sales teams. The sales cycle for large financial institutions generally lasts from six to 18 months and is typically facilitated by direct sales teams. Sales to community and regional banks and credit unions are typically facilitated by both direct and telephone-based sales teams and the sales cycle generally lasts from six to nine months. We also have relationships with resellers that act as an indirect channel to expand our market penetration, primarily for our payments and branch banking solutions.
In North America, we primarily utilize direct sales teams that call on financial institutions, processors and retailers to identify sales opportunities, while in Latin America we mostly utilize both direct sales teams and resellers. Our Banking: Community FI segment also utilizes resellers for its branch banking solutions. Our sales teams are organized by product lines and call on existing customers and new prospects for first time sales and for cross-selling new and add-on applications and services. Our sales teams are responsible for the relationship with their assigned customers, including customer satisfaction, product and service delivery, and cross-selling new and add-on applications and services. Additionally, we have dedicated client service personnel in place for our larger customers to further support the relationship.

In the Europe and Middle East region, we utilize a combination of direct sales teams and resellers depending on the specific country in the region. In Africa, we sell our products through resellers except in South Africa where we sell on a direct basis. In the Asia-Pacific region, our sales efforts are focused primarily with direct sales into Thailand, Singapore, Australia and New Zealand, while the rest of Asia-Pacific is generally covered by resellers.
In addition to internal sales efforts and joint efforts with distribution partners, we market our products and services in other ways to build awareness of our brands. Our marketing efforts include the use of online marketing, direct marketing, telemarketing, special events, public relations, memberships in key industry organizations, participation in industry conferences, and establishing relationships with industry analysts to help drive demand for our solutions as well as guide product development and marketing efforts.
We have built a global network of alliances, allowing us to more fully extend our expertise, capabilities, and reach within the markets we address. We have established strategic, technology, and channel relationships with a number of organizations. We have relationships with companies such as IBM, Microsoft and core processing vendors such as Fiserv, Inc., Fidelity National Information Services, Inc. and Jack Henry & Associates, Inc. We also have relationships with key technology providers, including bill payment providers, credit card processing vendors, retail POS vendors, and printed product vendors.
Services
In addition to licensing software, we provide a broad array of services to meet the needs of our customers. The services include planning, project management, implementation, integration and customization of customer software applications, ongoing maintenance and support and application hosting.
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
Customer Support. Our customer support teams offer various levels of service to meet an organization’s support needs including technical support for our products, software release management and online support from our support website.
Hosting Services. Our hosting services provide systems outsourcing, data center hosting, operational management and control across the full range of personal, small business and corporate Internet banking, mobile, voice, and payments processing applications. We host S1 applications for our global and international customers in our data center facility in Norcross, Georgia. Our operating environment was designed to address mission-critical operations, such as security, recovery and availability of data. Our data center is a hardened facility that can scale to support large volumes of customers.
Competition
The market for payments and financial services software solutions is competitive, rapidly evolving and subject to technological change. We currently perceive our near-term competition as coming from three primary areas: (1) financial institutions’ proprietary in-house development organizations, (2) single-point solution vendors, and (3) core processing vendors.

In-house Development Organizations. Some financial institutions conduct a significant portion of their software development in-house while others have chosen to outsource to third-party vendors. Generally, only very large organizations have the ability to develop solutions internally. We believe financial organizations may encounter the following challenges when developing financial software in-house:
•	building, maintaining and upgrading an in-house solution can be very costly and may lack an industry-wide best practices approach;
•	attracting and retaining the necessary technical personnel can be difficult and costly;
•	the cost of and skills required to maintain regulatory compliance can prove onerous;
•	the development of third party partnerships necessary to support the primary software product can be time consuming, costly, and require a partner management infrastructure; and
•	technological development may be too far outside the financial organization’s core competencies to be effective or successful.
Single-Point Solution Vendors. These vendors offer solutions for a specific line of business and/or channel. In the online consumer and business banking space, we compete primarily with Digital Insight (a division of Intuit Inc.), Financial Fusion (a division of Sybase Inc.), Corillian Corporation (a division of Fiserv, Inc.), and Q2 Software. In the corporate banking space, we compete primarily with Fundtech Ltd., ACI Worldwide, Inc., Clear2Pay and Bottomline Technologies. In branch banking, we compete primarily with Argo Data Resource Corporation and Fidelity National Information Services, Inc. In the payments processing and card management space, we compete primarily with ACI Worldwide, Inc. We believe the disadvantages associated with single-point solution providers include:
•	integrating applications and channels from multiple vendors may greatly lengthen a financial organization’s time-to-market and implementation costs;
•	managing relationships with multiple vendors may be more time consuming and require greater management infrastructure;
•	operating, supporting and upgrading solutions from multiple vendors can be more costly; and
•	combining solutions across different channels generally does not provide a single view of the customer.
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
Product Development
As software and related services are influenced by rapid technological changes, customer needs and regulatory requirements, we continue to invest in the development of enhancements to existing solutions and new product solutions. We employ best practices from well-known enterprise software companies to help ensure that the entire organization — products, services, delivery and support — is ready to successfully and repeatedly deliver products to the market and focus on customer success. We utilize resources from locations in the United States, Europe, South Africa and India for product development, support and implementation services. We develop most of our solutions internally and spent $35.5 million, $34.6 million and $29.3 million on product development efforts in 2010, 2009 and 2008, respectively.
We continue to expand our payments solutions to meet the growing demand around the world. We continue to expand our product functionality across all channels to support demand for new enhancements and customizations to better support our customers and address sales opportunities. We also expect to continue to focus significant product development efforts updating the technology platforms for several of our solutions.
Government and Industry Regulation
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

Laws and industry regulations that apply to communications, commerce and payments over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Congress also adopted legislation imposing obligations on financial institutions to notify their customers of the institution’s privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, establish procedures and practices to protect and secure customer data, establish fraud detection capabilities for customer transactions and notify customers of data breach incidents. These privacy provisions are implemented by regulations with which compliance is required. Additionally, many legislative and regulatory actions have been enacted or are pending at the state and federal level with respect to privacy. Further, we and our customers may be faced with state and federal requirements that differ drastically, and in some cases conflict. In addition, the European Union enacted its own privacy regulations and may in the future consider other Internet-related legislation. Laws applicable to Internet based transactions remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online financial services, including online banking, may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. We also may be subject to encryption and technology export laws, as well as industry regulations regarding credit card payments which, depending on future developments, could adversely affect our business.
Employees
As of December 31, 2010, we had approximately 1,670 full-time employees, including 1,040 in customer support, hosting services and professional services, 120 in sales and marketing, 360 in product development, and 150 in general and administrative. Additionally, we use the services of independent contractors, primarily for professional service projects and product development. We believe that relations between the Company and its employees are satisfactory. Our success is highly dependent on our ability to attract and retain qualified employees.
Patents, Trademarks, Copyrights, Licenses and Proprietary Rights
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. For a discussion of certain risks associated with intellectual property, please refer to “Risk Factors” in Item 1A of Part I.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge at our website at www.s1.com on our investors page as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). You may also obtain a copy of any of these reports directly from the SEC. You may read and copy any material we file or furnish with the SEC at their Public Reference Room, located at 100 F Street N.E., Washington, D.C. 20549. The phone number for information about the operation of the SEC Public Reference Room is 1-800-732-0330. Because we electronically file our reports, you may also obtain this information from the SEC internet website at www.sec.gov. You can obtain additional contact information for the SEC on their website. Additionally, you can request copies of our Annual Report on Form 10-K without charge by contacting Investor Relations, S1 Corporation, 705 Westech Drive, Norcross, Georgia 30092 or by calling 404-923-3500.
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

Our business, which depends heavily on revenue from customers in the banking and insurance industries and other financial services firms, may be materially adversely impacted by volatile U.S. and global market and economic conditions
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the banking and insurance industries and other financial services firms and retailers. Given the concentration of our business activities in financial industries, we may be particularly exposed to economic downturns in those industries. U.S. and global market and economic conditions have been disrupted and volatile over the past several years. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, and adversely affect our operating results. In addition to mergers and acquisitions in the banking industry, we have seen an increased level of bank closures and government supervised consolidation transactions. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions, be closed by regulators, or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company or closed. Additionally, our investment portfolio is generally subject to credit, market, liquidity and interest rate risks and the value and liquidity of our investments may be adversely impacted by U.S. and global market and economic conditions including bank closures.
We expect that the revenue we generate from our largest customer, State Farm, will decrease as our work efforts for them conclude by the end of 2011 which may cause our financial performance and our stock price to suffer
State Farm accounted for 12%, 16% and 18% of our consolidated revenue and 26%, 30% and 33% of our Banking: Large FI segment revenue during the years ended December 31, 2010, 2009 and 2008, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We generated $25.2 million of revenue in 2010 from State Farm and expect to generate approximately $16 — $17 million in revenue in 2011 from this customer. We can give no assurance that we will be able to generate the foregoing revenue amounts from State Farm or that we will be able to replace the revenue or associated gross margin from State Farm.
The delay or cancellation of a customer project, changes in project completion estimates, or inaccurate project completion estimates, may adversely affect our operating results and cause our financial performance to suffer
Any unanticipated delays in a customer project, changes in customer requirements or priorities during the project implementation period, changes in project completion estimates, inaccurate project completion estimates, or a customer’s decision to cancel a project, may adversely impact our operating results and financial performance. When professional services are considered essential to the functionality of our software, we record license and professional services revenue over the project implementation period using the percentage of completion method, which is generally measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. The percentage of completion accounting method requires ongoing estimates of the progress being made on complex and difficult projects and measuring this progress is subject to potential inaccuracies and changes. Any inaccuracies or changes in estimates may lead to significant changes to our financial results and adversely impact our operating results and financial performance.
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
•	implementation projects in our Payments and Banking: Large FI segments have been increasing in size, complexity and length and, in accordance with applicable accounting guidance, the software license revenue from these types of engagements is generally recognized over the implementation period (referred to as the percentage of completion method). We currently expect that the overall percentage of these types of engagements will increase over time and, as we shift to recognizing more software license revenue using the percentage of completion method, our current and near-term financial results may be negatively impacted;
•	software licenses and professional services revenue recognized under the percentage of completion method can vary from quarter to quarter due to the number and size of professional services projects, project scope changes, changes in estimates to completion, and project delays and cancellations;
•	we cannot accurately predict the value, number and timing of license or services agreements we will sign in a period, in part because the budget constraints and internal review processes of existing and potential customers are not within our control;
•	as we sell our products on both a perpetual license and a term or subscription license, we cannot accurately predict the mix of perpetual licenses to term licenses sold in any one quarter. Term licenses significantly reduce the amount of revenue recognized in the first year of the contract, but is intended to increase the overall revenue earned from the customer during the typical customer life cycle; perpetual license revenue can vary significantly on a quarterly basis;
•	the length of our sales cycle to large financial organizations generally lasts from six to 18 months, which adds an element of uncertainty to our ability to forecast revenue;
•	during our sales and implementation cycles, we expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software and, if our efforts do not result in a sale (whether during the period in which such expenditures were incurred or at all), we will not realize any revenues to offset these expenditures during the period in which they were incurred or at all;
•	even if a sale is completed, revenue recognition can be delayed or fall below expectations if accounting guidance requires us to recognize revenue over the implementation period, potentially resulting in significant fluctuations in our revenue on a quarterly basis; as such, it is difficult to accurately predict the amount of revenue that will be recognized in any given quarter;
•	if we fail to or are delayed in the introduction of new or enhanced products, or if our competitors introduce new or enhanced products, sales of our products and services may not achieve expected levels and/or may decline;
•	our ability to expand the mix of distribution channels through which our products are sold may be limited;
•	our products may not achieve widespread market acceptance, which could cause our revenue to be lower than expected;
•	we have had significant contracts with legacy customers that have decreased or terminated their services and we may not be able to replace this revenue and/or the gross margins associated with this revenue;
•	our sales may be constrained by the timing of releases of third-party software that works with our products;
•	a significant percentage of our expenses is relatively fixed and we may be unable to reduce expenses in the short term if revenue decreases; and
•	the migration of our license sales model to be more focused on recurring revenue contracts may result in less predictable revenue due to an inability to predict the rate at which it is adopted by our customers, or the rate at which it may be deferred.
The amount of our revenue backlog is based on a number of assumptions and is subject to a number of factors, many of which are completely outside of our control, and such revenue may not be recognized over the next 12 months, or at all
As discussed in further detail in Item 1. “Business — Revenue Backlog,” implementation projects in our Payments and Banking: Large FI segments have been increasing in size, complexity and length. In accordance with applicable accounting guidance, the software licenses revenue from these types of engagements is generally recognized over the implementation period (which is referred to as the percentage of completion method). We currently expect that the overall percentage of these types of engagements will increase over time.

In light of the shift to recognizing more software license revenue using the percentage of completion method, we have disclosed the estimated amount of revenue backlog for the Payments and Banking: Large FI segments. These amounts include revenue for software licenses including term licenses, professional services, and hosting services, in each case as specified in executed contracts that management believes will be recognized over the next 12 months. The portion of the estimate from our Banking: Large FI segment does not include revenue associated with the State Farm business, which is expected to conclude by the end of 2011, or with the custom development project for an international branch customer, which is expected to decrease as the project winds down. As our Banking: Community FI segment primarily generates recurring revenue for support and maintenance and hosting, we do not believe that disclosing revenue backlog for the Banking: Community FI provides additional useful information.
Our estimate of revenue backlog requires substantial judgment of our management. It is based on a number of assumptions, which may turn out to be inaccurate or wrong, and is subject a number of factors and uncertainties, many of which are outside of our control. Such assumptions, factors and uncertainties include, but are not limited to, the following:
•	Revenue for term licenses and hosting services are the annualized amount expected over the next 12 months as of the date presented;
•	Foreign currency exchange rates are assumed to remain constant over the 12-month period for contracts stated in currencies other than the U.S. Dollar;
•	Perpetual licenses and professional services are based on current estimates of project completion over the next 12 months;
•	Our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition or general changes in economic conditions or geographic locations;
•	We may experience delays in the development or delivery of products or services specified in customer contracts; and
•	Our estimate is based on constant hosting transaction volumes, and changes in hosting transaction volumes may impact the amount of revenue actually recognized in future periods.
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
We have engaged third-parties to assist us with certain implementation activities which may not be successful and which may result in harm to our business, reputation and financial results
In order to optimize available professional services resources and meet delivery timeframes, we have established relationships with several third parties to assist us with implementing and customizing our products. As a result, we have less quality control over the implementation and customization of our software with respect to these deployments and are more reliant on the ability of these third parties to correctly implement and customize our software in a timely manner. If these third parties fail to properly implement our software, meet delivery deadlines, or meet quality requirements, our business, reputation and financial results may be harmed.

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

Our business and financial results may be negatively impacted by fluctuations in foreign currency exchange rates
In 2010, approximately 21% of our revenue and 24% of our operating expenses were transacted in currencies other than U.S. Dollars. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries generally invoice their customers and satisfy their obligations in their local currencies. Therefore, our revenue may be impacted by foreign currency fluctuations from these international operations but the impact to our net income is generally minimized. However, our development center in India is not naturally hedged as their costs are in the local currency but they are funded in U.S. Dollars or British Pounds. Additionally, our South Africa operations are approximately 60% naturally hedged as some of the development and professional services performed are funded in U.S. Dollars and British Pounds. Accordingly, currency fluctuations in the Indian Rupee or South African Rand may negatively impact our financial results.
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
•	incompatibility of business cultures;
•	delays in integrating diverse technology platforms;
•	difficulties in coordinating geographically separated organizations;
•	difficulties in re-training sales forces to market additional products across our intended markets;
•	difficulties implementing common internal business systems and processes;
•	conflicts in third-party relationships; and
•	loss of customers and key employees and the diversion of the attention of management from other ongoing business concerns.
Additionally, the use of equity to finance an acquisition could dilute the interests of our stockholders.
Our market is highly competitive and if we are unable to keep pace with evolving technology, successfully introduce new or enhanced products, or successfully migrate customers to new versions of our software, our financial performance maybe adversely impacted and our future prospects may decline
The market for our products and services is characterized by rapidly changing technology, intense competition and evolving industry standards. We have many competitors who offer various components of our suite of applications or who use a different technology platform to accomplish similar tasks. In some cases, our existing customers also use some of our competitors’ products. Our future success will depend on our ability to develop, sell, implement and support enhancements of current products and new software products in response to changing customer needs. If the completion of the next version of any of our products is delayed or is otherwise unsuccessful, or if we are unable to successfully migrate customers to new versions of our software, including without limitation the Banking: Community FI segment’s new online banking solution, our financial performance and future prospects could be harmed. In addition, competitors may develop products or technologies that the industry considers more attractive than those we offer or that render our technology obsolete.
Changes in credit card association or other network rules or standards could adversely affect the Company’s business
In order to provide the Company’s payment gateway and application services, several of the Company’s products and services are registered with Visa and MasterCard and other networks as a payments application or service provider. As such, the Company is subject to card association and network rules that could subject the Company to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by the Company. Visa, MasterCard and other networks set standards with respect to which the Company must comply. The termination of the Company’s status as a certified service provider or payment application, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit the Company’s ability to provide compliant payment applications and services could have an adverse effect on the Company’s business, operating results and financial condition.
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
•	actual or anticipated variations in our quarterly operating results;
•	approximately 36% of our common stock is owned by five institutions as of December 31, 2010, and a change in position of any one of these holders could cause a significant drop in our stock price if market demand is insufficient to meet sales demand;
•	announcements of new products, product enhancements, technological innovations or new services by us or our competitors;
•	delays or failures in introducing new or enhanced products or in migrating customers to new versions of our software:
•	changes in financial estimates by securities analysts;
•	conditions or trends in the computer software, electronic commerce and Internet industries;
•	changes in the market valuations of other technology companies;
•	developments in Internet regulations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	unscheduled system downtime of our products in either a hosted or in-house environment;
•	security breaches in our software or facilities may cause harm to our business and reputation, result in a loss of customers or result in material liability to us;
•	additions or departures of key personnel; and
•	sales of our common stock or other securities in the open market.
Future sales of our common stock in the public market could negatively affect our stock price
If our stockholders sell substantial amounts of our common stock, including shares issued when options are exercised, the market price of our common stock could fall. As of December 31, 2010, we had approximately 53.3 million shares of common stock outstanding, assuming no exercise of outstanding options. As of December 31, 2010, stock options to purchase approximately 5.9 million shares of our common stock and 1.2 million shares of unvested restricted stock were outstanding. The common stock issuable upon exercise of these options and vesting of restricted stock will be eligible for sale in the public market from time to time. The possible sale of a significant number of these shares may cause the market price of our common stock to fall.
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
We maintain international offices and portions of our maintenance, consulting, and research and development operations in Europe, Middle East, Africa, Asia and Latin America. Therefore, our operations may also be affected by economic conditions in international regions. Additionally, from time to time, we lend funds to our foreign subsidiaries to meet their operating and capital requirements and several of our foreign subsidiaries are subject to laws that authorize regulatory bodies to block or limit the flow of funds from those subsidiaries. Regulatory action of that kind could impede access to funds that we need to make payments on obligations. The risks associated with international operations may harm our business.
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial results
Our balance sheet includes goodwill and intangible assets that represent approximately 51% of our total assets at December 31, 2010. These assets consist of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of an asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.
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
Our executive offices and corporate headquarters are located in Norcross, Georgia, USA and our other primary domestic offices are in Austin, Texas; Chapin, South Carolina; Charlotte, North Carolina and West Hills, California. Our primary international offices are located in Chertsey, England; Cape Town, South Africa; Johannesburg, South Africa; Bogotá, Colombia; and Pune, India. We maintain additional domestic offices in Littleton, Massachusetts; Colorado Springs, Colorado and Fairport, New York. We maintain additional international offices in Brussels, Dublin, Dubai, Melbourne, Munich and Singapore. We lease all of our office locations except for our corporate headquarters located in Norcross, Georgia, USA, which also houses our data center operations. We believe that our principal properties are suitable and adequate for their use, which are general office buildings. We believe our facilities have sufficient capacity for our existing needs and expected near-term growth.
Our principal locations are as follows:

		Approximate Size	Lease
Principal Locations	Principal Business Segment	(square feet)	Expiration

Austin, TX, USA	Banking: Community FI	26,400	2015
Bogotá, Colombia	Payments	7,500	2012
Cape Town, South Africa	Payments	35,700	2013
Chapin, SC, USA	Banking: Community FI	24,500	2015
Charlotte, NC, USA	Banking: Large FI	26,300	2015
Chertsey, England	Payments and Banking: Large FI	9,800	2014
Johannesburg, South Africa	Payments	8,100	2013
Norcross, GA, USA	Payments, Banking: Large FI and Banking: Community FI	71,000	Owned
Pune, India	Banking: Large FI and Banking: Community FI	56,400	2013
West Hills, CA, USA	Banking: Community FI	24,900	2018

Item 3.	Legal Proceedings.
As originally disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on May 28, 2010, Leon Stambler filed a complaint in the Eastern District of Texas against 29 named defendants including S1 Corporation and S1, Inc. (collectively, “S1”) and other financial software services providers. The complaint alleges infringement of two patents generally relating to encryption technology. In his complaint, Stambler is seeking unspecified monetary damages. The case is at a very preliminary stage. S1 intends to vigorously defend itself in the litigation.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of the close of business on February 17, 2011 there were 427 shareholders of record of our common stock, although there are a much larger number of beneficial owners. We have never paid or declared cash dividends on our common stock or preferred stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future, although there are no restrictions on our ability to do so. Our common stock is quoted on the Nasdaq Stock Market under the symbol “SONE”. The following table shows, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market.

	2010		2009
	High	Low	High	Low
First Quarter	$6.84	$5.80	$8.00	$4.75
Second Quarter	$6.80	$5.45	$7.42	$5.04
Third Quarter	$6.18	$4.73	$7.43	$5.87
Fourth Quarter	$7.24	$5.16	$6.60	$5.65
Comparison of Cumulative Total Return from December 31, 2005 to December 31, 2010
The following table sets forth comparative information regarding the cumulative stockholder return on our common stock since December 31, 2005. Total stockholder return is measured by dividing the sum of the cumulative amount of dividends for the measurement period (assuming dividend reinvestment) and the difference between our share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. Neither S1 nor its predecessor, Security First Network Bank, has paid dividends on its common stock from the date of the initial public offering of Security First Network Bank, May 26, 1996, to December 31, 2010. Our cumulative stockholder return over this period was based on an investment of $100 on December 31, 2005 and compares to the cumulative total return of the Interactive Week Internet Index and the Nasdaq Composite Index.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
S1 Corporation	$100	$127	$168	$181	$150	$159
Interactive Week Internet Index	$100	$114	$131	$76	$133	$175
NASDAQ Composite	$100	$110	$120	$72	$103	$120

Item 6.	Selected Financial Data.
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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(3)				(4)
	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$209,086	$238,927	$228,435	$204,925	$192,310
(Loss) income from continuing operations	(6,283)	30,423	21,850	19,495	(12,239)
Income from discontinued operations	—	—	—	—	30,141
Net (loss) income	(6,283)	30,423	21,850	19,495	17,902
Revenue from significant customer (1)	25,168	38,402	42,084	43,425	47,898
Stock-based compensation expense	3,700	1,602	8,092	8,522	5,663

Basic (loss) income per share:
Continuing operations	$(0.12)	$0.56	$0.38	$0.32	$(0.17)
Discontinued operations	—	—	—	—	0.42
Net (loss) income	$(0.12)	$0.56	$0.38	$0.32	$0.25

Diluted (loss) income per share:
Continuing operations	$(0.12)	$0.55	$0.38	$0.32	$(0.17)
Discontinued operations	—	—	—	—	0.42
Net (loss) income	$(0.12)	$0.55	$0.38	$0.32	$0.25

Balance Sheet Data:
Cash and cash equivalents	$61,917	$61,784	$63,840	$45,011	$69,612
Working capital	48,843	82,942	55,804	64,318	83,227
Goodwill	147,544	126,605	124,362	125,281	125,300
Total assets	309,653	300,066	278,686	281,844	307,805
Debt obligation, excluding current portion	35	5,026	6,126	8,805	4,119
Total liabilities	72,040	61,425	69,946	71,939	83,576
Stockholders’ equity	237,613	238,641	208,740	209,905	224,229

Other Selected Data:
Cash provided by operating activities	$37,249	$16,035	$34,147	$31,332	$3,460
Cash (used in) provided by investing activities	(37,704)	(7,688)	15,765	(13,893)	31,626
Cash used in financing activities (2)	(364)	(12,172)	(27,488)	(42,490)	(50,671)
Weighted average common shares outstanding — basic	52,495	52,584	55,734	59,746	70,780
Weighted average common shares outstanding — diluted	52,495	53,291	56,449	60,596	70,780

(1)	Revenue from State Farm.

(2)	Cash used in financing activities included the repurchase of common stock of $9.6 million in 2009, $25.1 million in 2008, $51.0 million in 2007 and $55.8 million in 2006 pursuant to authorized stock repurchase programs.

(3)	Our 2010 selected financial data reflects, as of their respective dates of acquisition, our purchase of PM Systems Corporation for approximately $29.2 million, net of cash acquired, in March 2010 and certain assets from a reseller in Latin America for approximately $1.9 million, net of cash acquired, in August 2010.

(4)	In 2004, we acquired Mosaic Software Holdings Limited and we paid an additional acquisition cost of $14.0 million as earn-out consideration in 2006. Discontinued operations included our Risk and Compliance business sold in 2006 for approximately $32.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This annual report on Form 10-K and the documents incorporated into this annual report on Form 10-K by reference contains forward-looking statements and information relating to our subsidiaries and us within the safe harbor provisions of the Private Securities Litigation Reform Act. These statements include statements with respect to our financial position, results of operations and business. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “estimates,” “intends” or similar terminology identify forward-looking statements. Forward-looking statements may include projections of our revenue, revenue backlog, expenses, capital expenditures, earnings per share, product development projects, future economic performance or management objectives. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect the current views of management concerning future events, they involve risks, uncertainties and assumptions. Therefore, actual results may differ significantly from the results discussed in the forward-looking statements. You are urged to read the risk factors described under the caption “Risk Factors” in Item 1A of Part I of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the audited consolidated financial statements and notes appearing elsewhere in this report.
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
In the first quarter of 2010, we changed our reporting segments to present our Payments, Banking: Large Financial Institution (“Banking: Large FI”), and Banking: Community Financial Institution (“Banking: Community FI”) businesses separately. The Payments segment provides our ATM and POS driving, card management, and merchant acquiring solutions to financial institutions, retailers and transaction processors of all sizes globally. The Banking: Large FI segment provides consumer, small business and corporate online banking, trade finance, and mobile banking solutions to large banks globally, branch and call center banking solutions to large banks outside of the United States, and also supports our business with State Farm. The Banking: Community FI segment provides consumer and small business online banking, mobile banking, voice banking, branch and call center banking solutions to community and regional banks and credit unions in the United States. Segment information for periods prior to the first quarter of 2010 has been restated to reflect the change in composition of our reportable segments.
On March 4, 2010, we acquired 100% of the outstanding shares of PM Systems Corporation (“PMSC”), a provider of Internet banking, bill payment and security services to credit unions in the United States. PMSC provides us with additional financial services solutions and expands our presence in the credit union marketplace. We paid approximately $29.2 million, net of cash acquired, for PMSC and funded the acquisition from our available cash on the acquisition date. PMSC’s results of operations are included in our Banking: Community FI segment’s results of operations from March 4, 2010.
In support of establishing an office in Latin America, on August 26, 2010, we acquired certain assets of, and hired certain employees from, a company that resold our products in Latin America (the “Reseller”). We paid approximately $1.9 million net of cash acquired for the Reseller and funded the acquisition from our available cash on the acquisition date. The Reseller’s results of operations are included in our Payments segment’s results of operations from August 26, 2010.
Historically, Software licenses for a majority of our Payments solutions and for some of our Banking: Large FI solutions were generally recognized upon delivery of the software provided all other revenue recognition criteria were met. However, as our Payments business expands to serve larger customers and our Banking: Large FI business provides greater levels of customization and integration, specifically for our corporate online banking solutions, implementation projects have been increasing in size, complexity and length. Accordingly, we expect a greater percentage of Software licenses to be recognized over the implementation period as Software licenses revenue is recognized over the implementation period when professional services are considered essential to the functionality of the software. While this shift does have an impact on our current and near-term financial results, we believe it will provide greater long-term revenue visibility. Software licenses and professional services revenue recognized under the percentage of completion method can vary from quarter to quarter due to the number and size of professional services projects, project scope changes, changes in estimates to completion, and project delays and cancellations.

During the fourth quarter of 2010, due to an increase in project scope, the estimated hours to complete the project with an international branch customer increased significantly. Since we recognize revenue for this project using the percentage of completion method, our revenue in the fourth quarter was reduced by approximately $5.0 million as a result of this change. In February 2011, we amended certain agreements (collectively, the “Amendments”) with this customer to (i) reduce the scope of the project, and (ii) revise billing milestones. In exchange for these contract modifications, we granted the customer licenses to certain of our software products (the “Licensed Products”).
Although the scope of the project was reduced, the total amount of revenue we expect to recognize from this customer in connection with this project remains the same. Accordingly, the approximately $5.0 million referenced above will be recognized over the remainder of the project under the percentage of completion method, expected primarily in 2011 and 2012. Pursuant to the Amendments, this customer is entitled to normal and customary upgrades and enhancements related to the Licensed Products for up to seven years at no additional cost. Consequently, we will allocate a portion of the revenue from this project to the fair value of this obligation which, when netted against the favorable impact of the reduction in project scope, is expected to reduce our revenue in the first quarter of 2011 by approximately $1.3 million.
Summary financial results. Our revenue was $209.1 million for the year ended December 31, 2010, a decrease of $29.8 million, or 12%, as compared to the same period in 2009 due primarily to lower Professional services revenue in our Banking: Large FI segment, which included a reduction in revenue from State Farm of $13.2 million and from an international branch customer of $11.6 million. Our Payments and Banking: Large FI segments’ Software licenses revenue was impacted as a greater percentage of their new sales was recognized over the implementation period instead of upon delivery. For the year ended December 31, 2010, our net loss of $6.3 million was primarily attributable to the revenue decline in our Banking: Large FI segment and the increase in development and professional services costs incurred in connection with migrating online banking customers in the Banking: Community FI segment to a new banking platform.
During the year ended December 31, 2010, we generated $37.2 million in cash provided by operating activities primarily from earnings adjusted for the effect of non-cash expenses, collections of accounts receivable, and the growth of deferred revenue for annual support services, professional services and software licenses billed in advance. Our cash provided from operating activities funded most of our capital expenditures, debt payments and acquisitions in 2010.
Revenue from Significant Customers
State Farm accounted for 12%, 16% and 18% of our consolidated revenue and 26%, 30% and 33% of our Banking: Large FI segment revenue during the years ended December 31, 2010, 2009 and 2008, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We generated $25.2 million of revenue in 2010 from State Farm and expect to generate approximately $16 — $17 million in revenue in 2011 from this customer. We can give no assurance that we will be able to generate the foregoing revenue amounts from State Farm or that we will be able to replace the revenue or associated gross margin from State Farm.

Consolidated Results of Operations
The following table sets forth our statement of operations data for the three years ended December 31, 2010, 2009 and 2008 and the percentage of revenue of each line item for the periods presented (dollars in thousands, except per share data):

				Change
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
Revenue:
Software licenses	$26,237	$35,196	$30,230	-25%	16%
Support and maintenance	63,034	59,602	53,779	6%	11%
Professional services	65,180	94,965	92,470	-31%	3%
Hosting	54,635	49,164	51,956	11%	-5%

Total revenue	209,086	238,927	228,435	-12%	5%

Operating Expenses:
Cost of software licenses (1)	2,242	3,188	3,986	-30%	-20%
Cost of professional services, support and maintenance (1)	82,778	74,186	74,095	12%	0%
Cost of hosting (1)	27,595	28,147	26,408	-2%	7%
Selling and marketing	28,172	30,725	36,432	-8%	-16%
Product development	35,508	34,619	29,271	3%	18%
General and administrative	27,134	24,864	25,826	9%	-4%
Depreciation and amortization	10,161	9,593	9,066	6%	6%

Total operating expenses	213,590	205,322	205,084	4%	0%

Operating (loss) income	(4,504)	33,605	23,351	-113%	44%
Interest and other (expense) income, net	(1,608)	(1,218)	753	32%	-262%

(Loss) income before income tax benefit (expense)	(6,112)	32,387	24,104	-119%	34%
Income tax expense	(171)	(1,964)	(2,254)	-91%	-13%

Net (loss) income	$(6,283)	$30,423	$21,850	-121%	39%

(Loss) income per share
Basic	$(0.12)	$0.56	$0.38
Diluted	$(0.12)	$0.55	$0.38

Effective tax rate	-3%	6%	9%

Operating expenses as a percent of revenue
Cost of software licenses (2)	9%	9%	13%
Cost of professional services, support and maintenance (2)	65%	48%	51%
Cost of hosting (2)	51%	57%	51%
Selling and marketing	13%	13%	16%
Product development	17%	14%	13%
General and administrative	13%	10%	11%
Depreciation and amortization of other intagible assets	5%	4%	4%

Operating (loss) income	-2%	14%	10%

Net (loss) income	-3%	13%	10%

(1)	The Cost of software licenses, professional services, support and maintenance, and hosting excludes charges for depreciation. The Cost of software licenses includes amortization of acquired technology.

(2)	Each direct cost is a percentage of the applicable revenue type for the periods presented.

RESULTS OF OPERATIONS — COMPARISON OF 2010 TO 2009

		Banking:	Banking:
(Dollars in thousands)	Payments	Large FI	Community FI	Total
Total revenue
2010	$54,657	$95,933	$58,496	$209,086
2009	56,543	129,232	53,152	238,927

Revenue (decline) growth	(1,886)	(33,299)	5,344	(29,841)
Percentage change	-3%	-26%	10%	-12%

Total operating income (loss)
2010	$5,287	$(3,595)	$(6,196)	$(4,504)
2009	14,491	19,781	(667)	33,605

Change in operating income (loss)	(9,204)	(23,376)	(5,529)	(38,109)
Percentage change	-64%	-118%	-829%	-113%
Revenue. Total revenue decreased in 2010 as compared to 2009 primarily due to lower Professional services revenue for the Banking: Large FI segment due to a decline in revenue from State Farm of $13.2 million and from an international branch customer of $11.6 million. A portion of the overall decrease in 2010 revenue from the international branch customer related to a significant increase in project scope in the fourth quarter of 2010 which, in accordance with the percentage of completion method, resulted in a revenue reduction of approximately $5.0 million. Additionally, Software licenses revenue in the Payments and Banking: Large FI segments declined as 2009 included a greater percentage of perpetual license fees that were fully recognized upon delivery of the software rather than recognized over the implementation period as was generally the case in 2010. Support and maintenance revenue grew in 2010 as compared to 2009 primarily due to the continued growth of software licensing activity in the Payments segment. Our Hosting revenue increased in 2010 as compared to 2009 primarily due to our acquisition of PMSC in March 2010 as reflected in our Banking: Community FI segment partially offset by the impact of customer attrition in late 2009 in the Banking: Large FI segment. Revenue was favorably impacted in 2010 as a result of changes in foreign exchange rates by approximately $2.1 million primarily for operations in Europe and South Africa in the Payments segment.
Payments segment revenue decreased primarily due to a decline in Software licenses revenue as 2009 included a greater percentage of perpetual license fees that were fully recognized upon delivery of the software rather than recognized over the implementation period as was generally the case in 2010. Professional services revenue in 2010 was negatively impacted as a result of increases in the size and complexity of certain projects. Support and maintenance revenue increased reflecting the continued growth in software licensing activity. Revenue in the Payments segment was favorably impacted in 2010 as a result of changes in foreign exchange rates by approximately $2.2 million for operations in Europe and South Africa primarily in Software licenses and Support and maintenance revenue. The acquisition of the Reseller did not materially impact Payments segment revenue in 2010.
Banking: Large FI segment revenue decreased primarily due to lower Professional services revenue as a result of a decline in business with State Farm of $13.2 million, a decline in business with an international branch customer of $11.6 million, and lower revenue from professional services as a result of an increase in the complexity of certain projects. The custom development project with an international branch customer increased in scope during 2010 which negatively impacted our professional services revenue and margin. Banking: Large FI segment’s Software licenses revenue declined as 2009 included a greater percentage of perpetual license fees that were fully recognized upon delivery of the software rather than over the implementation period as was generally the case in 2010. Banking: Large FI segment’s Hosting revenue declined primarily due to the impact of customer attrition in late 2009. Revenue in the Banking: Large FI segment was not materially impacted in 2010 as a result of changes in foreign exchange rates.
Banking: Community FI segment revenue increased as compared to the same period in 2009 primarily due to $9.9 million in revenue from PMSC which was reflected mainly in Hosting revenue. The Banking: Community FI segment had lower Software licenses revenue due to reduced license sales in this segment’s branch business. The impact of customer attrition in the community online banking business during 2009 tempered the revenue impact of the PMSC acquisition. The migration of Banking: Community FI’s customers to this segment’s new platform impacted revenue growth in 2010 as this migration effort impacted our ability to add new customers. We expect this impact to revenue to continue in 2011 until the migration of existing customers is completed. Revenue in the Banking: Community FI segment was not materially impacted in 2010 as a result of changes in foreign exchange rates.

Operating (loss) income. Our operating loss in 2010 of $4.5 million as compared to operating income of $33.6 million in 2009 was mainly attributable to lower Professional services revenue in our Banking: Large FI segment, the impact of a larger percentage of our Software licenses revenue being recognized over the implementation period instead of upon delivery, higher professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform, higher stock-based compensation expense, and non-recurring professional fees of $2.3 million in 2010 relating to legal fees and transaction costs, partially offset by lower variable cash incentives resulting from missed earnings targets. The operating loss in 2010 was unfavorably impacted as a result of changes in foreign exchange rates by approximately $1.3 million primarily for our operations in India.
Payments segment operating income decreased $9.2 million primarily as a result of the decline in revenue as a larger percentage of Software licenses revenue was recognized over the implementation period than upon delivery in 2010. Additionally, we incurred growth in professional services and support personnel to accommodate supporting a larger customer base and future projected revenue growth for increased sales bookings in 2010. Also, the Payments segment had higher stock-based compensation expense and non-recurring professional fees of $0.6 million. Since most of our foreign operations are naturally hedged, the impact on revenue from changes in foreign exchange rates for operations in Europe and South Africa was generally offset by the impact in operating expenses in 2010. The acquisition of certain assets of the Reseller did not materially impact Payments segment operating results during 2010.
Banking: Large FI segment operating loss of $3.6 million in 2010 as compared to operating income of $19.8 million in 2009 was primarily a result of lower Professional services revenue due to the decline in business with State Farm and with an international branch customer. Additionally, we incurred higher stock-based compensation expense and non-recurring professional fees of $1.0 million during 2010. Professional services, support and maintenance margins declined as the decrease in professional services revenue did not directly impact our costs, which are mainly internal personnel costs. However, the Banking: Large FI segments operating loss was reduced by lower variable cash incentives due to missed earnings targets and lower product development costs. Operating expenses were unfavorably impacted in 2010 as a result of changes in foreign exchange rates by approximately $1.0 million, primarily for operations in India.
Banking: Community FI segment operating loss increased $5.5 million in 2010 as compared to 2009 due mainly to product development and professional services costs incurred in connection with migrating customers to a new platform. We expect the costs of migrating customers to Banking: Community FI’s new platform to decline towards the end of 2011. Additionally, costs declined as a result of lower sales incentives reflecting the impact of migration efforts on customer growth. The Banking: Community FI segments operating loss included non-recurring professional fees of $0.7 million. Operating expenses were unfavorably impacted in 2010 as a result of changes in foreign exchange rates of approximately $0.3 million, primarily for our development center in South Africa. The acquisition of PMSC contributed approximately $1.0 million of operating income to the Banking: Community FI segment in 2010.
Interest and other (expense) income, net. Interest and other (expense) income, net was primarily impacted by net foreign exchange losses and withholding taxes related to international trade receivables and payments of intercompany services. The decline in net foreign exchange losses was offset by higher foreign withholding taxes during 2010 as compared to 2009.
Income tax benefit (expense). During 2010, our income tax expense was $0.2 million primarily from income tax expense in certain foreign jurisdictions offset by tax benefits for U.S. alternative minimum tax loss carryback pursuant to the American Recovery and Reinvestment Act and deductions for research and development expenditures in one of our foreign development centers. The income tax expense in 2009 of $2.0 million was primarily for our international operations in certain jurisdictions where we do not have net operating loss carryforwards (“NOLs”) to offset income.
We did not record a tax benefit for our losses in the United States as we have fully reserved our deferred tax assets. Until such time as we release the deferred tax asset valuation allowance, we will not record tax benefits in the United States. Given the economic environment over the past several years and the decline in revenue from our largest customer, management believes it is necessary to see further evidence of the achievement of our domestic growth targets before any valuation allowance can be released with respect to these operations.

RESULTS OF OPERATIONS — COMPARISON OF 2009 TO 2008

		Banking:	Banking:
(Dollars in thousands)	Payments	Large FI	Community FI	Total
Total revenue
2009	$56,543	$129,232	$53,152	$238,927
2008	48,024	125,705	54,706	228,435

Revenue (decline) growth	8,519	3,527	(1,554)	10,492
Percentage change	18%	3%	-3%	5%

Total operating income (loss)
2009	$14,491	$19,781	$(667)	$33,605
2008	9,031	11,507	2,813	23,351

Change in operating income (loss)	5,460	8,274	(3,480)	10,254
Percentage change	60%	72%	-124%	44%
Revenue. Total revenue increased primarily due to high demand for Payment’s and Banking: Large FI’s solutions from new customers and cross sales to existing customers resulting in growth of our Software licenses, Support and maintenance, and Professional services revenue partially offset by the negative impact of changes in foreign exchange rates due primarily to operations in Europe and South Africa. Banking: Large FI’s Professional services revenue included a decline in business with State Farm of $3.9 million.
Payments segment revenue increased primarily due to high demand which drove growth in Software licenses for perpetual license fees that were fully recognized upon delivery of the software in 2009. Professional services and Support and maintenance revenue increased reflecting the continued growth in software licensing activity and related implementation projects from the prior year’s period. Revenue was negatively affected in 2009 as a result of changes in foreign exchange rates by approximately $2.5 million due primarily to operations in Europe and South Africa.
Banking: Large FI segment revenue increased primarily due to high demand for U.S. online banking solutions from new customers and cross sales from existing customers which drove growth in Software licenses and Support and maintenance revenue. Professional services revenue declined slightly as a result of a decline in business with State Farm of $3.9 million offset by growth in business with an international branch customer. Hosting revenue declined primarily due to the impact of changes in foreign exchange rates for operations in Europe.
Banking: Community FI segment revenue decreased primarily due to customer attrition in this segment’s online banking business and the migration of existing customers to this segment’s new platform, which impacted Support and maintenance and Hosting revenue. However, Software licenses revenue increased due to license sales in this segment’s branch business.
Operating income (loss). Operating income increased $10.3 million in 2009 compared to the same period in 2008 as a result of higher revenue in our Payments and Banking: Large FI segments, increased margins for professional services, support and maintenance, and lower stock-based compensation expense partially offset by higher professional services costs incurred in connection with migrating customers in the Banking: Community FI segment to a new platform.
Payments segment operating income increased $5.5 million primarily as a result of high demand for the Payment segment’s solutions which drove revenue growth. Additionally, the Payments segment held costs relatively flat for professional services, and operating income benefitted from lower stock-based compensation expense.
Banking: Large FI segment operating income increased $8.3 million primarily as a result of increased revenue for its online banking solutions, increased professional services margins, lower stock-based compensation expense and a favorable impact on operating income from changes in foreign exchange rates by approximately $0.9 million for operations in Europe and India.
Banking: Community FI segment operating loss of $0.7 million for 2009 as compared to operating income of $2.8 million for the comparable period in 2008 was due mainly to lower revenue in the community online banking business as a result of customer attrition and increased costs for product development and professional services incurred in connection with migrating customers to a new platform.

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
Liquidity and Capital Resources
Our primary source of cash is cash collections from our customers following the purchase of software licenses, product support, professional services and hosting services. Payments from customers for product support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, facilities and capital expenditures. The following tables show information about our cash flows during the years ended December 31, 2010, 2009 and 2008 and selected balance sheet data as of December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities before changes in operating assets and liabilities	$10,078	$41,378	$40,460
Change in operating assets and liabilities	27,171	(25,343)	(6,313)

Net cash provided by operating activities	37,249	16,035	34,147
Net cash (used in) provided by investing activities	(37,704)	(7,688)	15,765
Net cash used in financing activities	(364)	(12,172)	(27,488)
Effect of exchange rates on cash and cash equivalents	952	1,769	(3,595)

Net increase (decrease) in cash and cash equivalents	$133	$(2,056)	$18,829

	As of December 31,
	2010	2009

Cash and cash equivalents	$61,917	$61,784
Working capital (1)	48,843	82,942
Total assets	309,653	300,066
Total stockholders’ equity	237,613	238,641

(1)	Working capital included deferred revenue of $38.0 million and $26.8 million as of December 31, 2010 and 2009, respectively.
Operating activities. During the year ended December 31, 2010, cash provided by operating activities of $37.2 million was primarily due to cash generated from our earnings adjusted for the effect of non-cash expenses and the increase of cash generated from collections of billed receivables and deferred revenue for software licenses and professional services. Our unbilled receivables of $12.4 million as of December 31, 2010 related to revenue recognized on professional services projects in advance of milestone billings that we expect to bill and collect in future quarters. As of December 31, 2010 and 2009, 60% and 42% of the unbilled receivables, respectively, related to the custom development project for an international branch customer. Deferred revenue increased for billings in advance of professional services and deferred software licenses recognized over the implementation period. During 2010, we made restructuring payments of $2.2 million for facilities vacated in prior years and expect to have cash expenditures, net of anticipated sublease income, of approximately $1.5 million within the next twelve months for the vacated facilities. We believe that our expected cash flows from operations, together with our existing cash, will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months.
During the year ended December 31, 2009, cash provided by operating activities of $16.0 million consisted of net income adjusted for the effect of non-cash expenses partially offset by changes in our operating assets and liabilities, which was primarily in accounts receivables. Accounts receivable increased as the billed receivables balance increased $12.1 million and the unbilled receivables balance increased $10.7 million during 2009. The growth of billed receivables was attributable to our sales growth and increased days sales outstanding for billed receivables from 45 days to 61 days during 2009. During 2009, we paid approximately $3.5 million in income taxes relating to 2008 and restructuring payments of $3.0 million for facilities vacated in prior years.

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
Investing activities. For the year ended December 31, 2010, cash used in investing activities was $37.7 million primarily due to the acquisition of PMSC for approximately $29.2 million net of cash acquired, the acquisition of certain assets of the Reseller for approximately $1.9 million net of cash acquired, and capital expenditures of $6.8 million primarily related to computer equipment and our data center operations. We expect to spend approximately 3-4% of revenue on capital expenditures in 2011 which is consistent with our historical spend rate.
During the year ended December 31, 2009, cash used in investing activities was $7.7 million mainly for capital expenditures for our data center and facility improvements. We also purchased a restricted investment for $2.0 million in 2009 that is a compensating balance to a letter of credit for a leased facility. We had an investment in a specific mutual fund trust which was previously classified as cash and cash equivalents until December 2007 when we were informed that this fund (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. During 2009, we received $2.5 million of redemptions from this mutual fund trust and had a net realized gain of $100 thousand from settlements. We did not have any remaining shares of the mutual fund trust as of December 31, 2009.
During the year ended December 31, 2008, cash provided by investing activities was $15.8 million resulting from $8.7 million of capital expenditures and the net maturity of $20.8 million of investments. Our capital expenditures during 2008 were primarily for hardware, software and building improvements. We also received $3.7 million from the release of an escrow held since August 2006 related to the sale of our Risk and Compliance business. Additionally, we acquired $1.3 million of computer equipment financed through capital leases which typically have three year terms. Our net cash from investments included $7.8 million of redemptions from a mutual fund trust and had other than temporary impairment charges of approximately $700 thousand related to this mutual fund trust.
Financing activities. For the year ended December 31, 2010, cash used in financing activities was $0.4 million mainly due to the payment of capital lease and debt obligations offset by cash received from the exercise of employee stock awards. A balloon payment of approximately $5.0 million less $1.6 million held as collateral for our notes payable relating to our corporate headquarters is due in February 2011 which we expect will be funded by cash provided by operating activities and available funds in the United States.
During the year ended December 31, 2009, cash used in financing activities was $12.2 million primarily due to the purchase of $9.6 million, or 1.5 million shares, of our common stock pursuant to an authorized stock repurchase program completed in the fourth quarter of 2009 and $3.9 million for the payment of capital lease and debt obligations. We received cash from the exercise of employee stock awards of $1.3 million during 2009.
During the year ended December 31, 2008, cash used in financing activities was $27.5 million primarily due to the purchase of $25.1 million, or 4.4 million shares, of common stock pursuant to an authorized stock repurchase program and $3.7 million for the payment of capital lease and debt obligations. We received cash from the exercise of employee stock awards of $1.3 million during 2008.
Contractual Obligations and Off-Balance Sheet Arrangements
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

In connection with the lease on one of our vacated offices, we issued to our landlord a standby letter of credit in the amount of $2.0 million to guarantee certain obligations under the lease agreement through August 2011. As of December 31, 2010, there were no amounts outstanding under the letter of credit. We have a fixed term deposit of $2.0 million with the issuer as a compensating balance for the letter of credit that we purchased in 2009 as an investment which was included in long-term other assets at December 31, 2010.
As of December 31, 2010, future minimum payments including interest under long-term debt, operating leases, capital leases, purchase obligations to vendors, uncertain tax positions and operating sublease income are as follows (in thousands):

	Less than	1 - 3	3 - 5	Greater than
	1 year	years	years	5 years	Total

Notes payable including interest payments	$5,094	$—	$—	$—	$5,094
Capital leases including interest payments	20	36	—	—	56
Operating leases	10,333	11,195	9,362	7,384	38,274
Purchase obligations (1)	2,657	1,622	—	—	4,279
Uncertain tax postitions (2)	—	—	—	—	459
Deferred compensation (3)	—	—	—	—	298

Subtotal	$18,104	$12,853	$9,362	$7,384	$48,460

Operating sublease income	(2,692)	(32)	—	—	(2,724)

Total obligations, net of sublease income	$15,412	$12,821	$9,362	$7,384	$45,736

(1)	Our purchase obligations mainly consist of software support, hardware support and telecommunication agreements.

(2)	For unrecognized tax benefits or liabilities related to uncertain tax positions, we are not able to reasonably estimate the timing of the payments. Therefore, the table does not reflect the expected payment in any specific date column but the amount is included in the Total column.

(3)	As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the “future minimum payments” section of the table for any specific date column, but the amount is included in the Total column.
Stock appreciation rights awards. As of December 31, 2010, we have a cash liability of approximately $2.1 million related to our SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on our valuation, which uses our closing stock price, among other factors, as of December 31, 2010. There were cash settlements paid by us included in cash flows from operating activities of $0.3 million, $0.9 million and $0.2 million in 2010, 2009 and 2008, respectively.
Subsidiary funding policies. We lend funds to our foreign subsidiaries to meet their operating and capital requirements. Our intercompany funding policies are predicated on an assumption that, unless legally provided for, funds or securities are not freely available from a foreign subsidiary for use by our U.S. subsidiaries. In particular, some of our foreign subsidiaries are subject to laws that authorize regulatory bodies to block or limit the flow of funds from those subsidiaries. Regulatory action of that kind could impede access to funds that we need to make payments on obligations, including debt obligations. As such, we assume that capital or other financing provided to certain foreign subsidiaries is not available to our parent company or other subsidiaries in the U.S. until repayment of funding occurs. As of December 31, 2010, we had cash and cash equivalents of $61.9 million of which $24.1 million was held outside of the United States by our foreign operations. We expect foreign subsidiaries will repay their debt for funding or services performed but we do not currently intend to repatriate undistributed earnings from foreign subsidiaries. If these assets were distributed to the United States, we may be subject to additional taxes in certain circumstances.
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

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on the selling price method. The change is effective January 1, 2011. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, the adoption of this change should not have a material effect on our results of operations.
In October 2009, the FASB amended FASB ASC 985-605 Software: Revenue Recognition to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s functions. The change is effective January 1, 2011. As this change does not affect revenue arrangements that have no tangible products or contracts that bundle services and software, the adoption of this change should not have a material effect on our results of operations since most of our arrangements have little to no tangible products.
In January 2010, the FASB issued ASU 2010-6 Improving Disclosures About Fair Value Measurements that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. Since this standard impacts disclosure requirements only, the adoption of this guidance did not have a material impact to our consolidated results of operations or financial condition.
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
Revenue recognition. Revenue is a key component of our results of operations and is a key metric used by management, securities analysts and investors to evaluate our performance. Our revenue generally includes multiple element arrangements such as software license fees for software products, implementation and customization services, training, post-contract customer support, hosting and data center services and, in some cases, hardware or other third party products and services. From time to time, we enter into software arrangements that include software license, maintenance, and professional services which are considered essential to the functionality of the software. In these instances, we recognize revenue for the three revenue streams (software license, maintenance and professional services) under three units of accounting, which are the (i) software license, (ii) professional services, and (iii) support and maintenance. For purposes of displaying revenues and costs, the Company presents applicable license fees, maintenance and professional services revenues in the Consolidated Statement of Operations using vendor-specific objective evidence of fair value (“VSOE”), or if unavailable, other objective evidence of fair value for the undelivered elements and assigning the remainder of the arrangement fee to the license.

Software licenses revenue. For software license sales for which professional services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is probable, and (3) the fee is fixed or determinable. In our arrangements that include software licenses, for which VSOE does not exist for the delivered element and exists for all undelivered elements, we use the residual method.
When professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, which is generally measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. We typically use labor hours to estimate contract costs. Contract costs generally include direct labor, contractor costs and indirect costs identifiable with or allocable to the contracts. If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different. For instance, many of our software license revenue arrangements in our Payments and Banking: Large FI segments are accounted for using the percentage of completion method since the services are considered essential to the functionality of the software. If it was determined that those services were not essential to the functionality of the software, we may have recognized the license revenue upon delivery of the license, provided other required criteria were satisfied. Further, if we determined that we cannot make reasonably dependable estimates in the application of the percentage of completion method, we would defer all revenue and recognize the revenue upon completion of the contract.
For subscription license arrangements where we sell customers the rights to unspecified products as well as unspecified upgrades and enhancements during a specified term and sometimes include hosted services, the license revenue is recognized ratably over the term of the arrangement. Subscription revenue is allocated to all elements of the arrangement (Software license, Support and maintenance, and Hosting revenue) using a consistent approach which considers the VSOE of support and maintenance and pricing methodologies. In addition, subscription agreements typically contain renewal terms that automatically extend the term of the arrangement for one year or more unless a timely notice of termination is provided.
Support and maintenance revenue. Revenue for post-contract customer support and maintenance is recognized ratably over the contract period.
Professional services revenue. Revenue derived from arrangements to provide professional services on a time and materials basis is recognized as the related services are performed. For other revenue from professional services that are provided on a fixed fee basis, revenue is recognized on a percentage of completion or proportional performance basis which is generally a method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Our contractual arrangements are evaluated on a contract-by-contract basis and often require our judgment and estimates that affects the classification and timing of revenue recognized in our statements of operations. The complexity of our process for estimates and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage of completion or proportional performance method of accounting affects the amount of revenue and related expenses reported in our consolidated financial statements. Specifically, we may be required to make judgments about:
•	whether the fees associated with our products and services are fixed or determinable;
•	whether the collection of our fees is probable;
•	whether professional services are essential to the functionality of the related software product;
•	whether we have the ability to make reasonably dependable estimates in the application of the percentage of completion and proportional performance methods; and
•	whether we have VSOE of fair value for our products and services.
Additionally, we may be required to make estimates which may impact the timing and amounts of revenue recognized during the periods if our presented estimates change. Our revenue and unbilled accounts receivable may be impacted by changes to these estimates including:
•	percentage of labor hours incurred to date to the estimated total labor hours for each contract;
•	changes to labor rates;
•	milestone billing dates that become greater than 12 months from the reporting date;
•	utilization and efficiency variances;
•	specification and testing requirements;
•	provisions for estimated losses on uncompleted contracts; and
•	length or complexity of custom implementations.

Hosting revenue. Hosting arrangements typically include two elements: implementation and transaction processing services. For those hosting arrangements which contain elements that qualify as separate units of accounting, the implementation and transaction processing services are recognized as the services are performed. For those hosting arrangements that contain elements that do not qualify as separate units of accounting, professional services revenue earned under these arrangements is initially deferred and then recognized over the term of the hosting arrangement or the expected period of performance, whichever is longer. Over-usage fees, bill pay fees and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred.
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
Billed accounts receivable that were more than 90 days past due accounted for 16% and 7% of the billed accounts receivable balance, excluding allowance for doubtful accounts and billing adjustments as of December 31, 2010 and 2009, respectively. Our discount allowance reflects the increase in billed accounts receivable that were more than 90 days past due impacted by longer collection periods for large implementations in the Banking: Large FI segment.
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
As of December 31, 2010, our balance sheet included goodwill and other intangibles that represent approximately 51% of our total assets. We are required to perform an annual test of our goodwill value to determine whether it has been impaired. We use long term forecasts to determine the discounted cash flows and the market approach of revenue multiples to estimate the fair value of our reporting units. Our fair value estimates are impacted by many factors including, but not limited to changing economic conditions of our customer base, expected growth rates, discount rate, and long term business plans. Future events and changes in circumstances may require us to record an impairment charge if our financial condition or results of operations significantly decline. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units would not trigger an impairment of the carrying value of our goodwill based on our October 1, 2010 goodwill test.

Determination of the fair value of stock-based compensation. We account for stock-based compensation using the modified prospective method. In determining the fair value, management makes certain estimates such as but not limited to the expected life of an equity award, the volatility of our stock and risk free rates. Additionally, we are required to estimate forfeitures at the time of grant and adjust them over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. These assumptions affect the estimated fair value of the equity grant. As such, these estimates will affect the compensation expense we record in future periods. These estimates affect the timing of the compensation expense we record. Also, we have outstanding stock appreciation rights (“SARs”) that are cash settled. Therefore, we revalue our liability to settle the SARs awards each period based on an updated valuation which includes, among other factors, our closing stock price for the period. Future volatility in our stock price will impact the liability to settle the SARs awards which will be reflected in operating expenses. Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. Our expense for stock options and restricted stock is recognized ratably over the vesting period. While the mix of stock option and restricted stock expense has varied, the total combined expense for stock options and restricted stock has not changed significantly. Our stock-based compensation expenses included in operating expenses and by grant type were as follows (in thousands):

	For the year ended December 31,
	2010	2009	2008
Operating expenses:
Cost of professional services, support and maintenance	$310	$161	$344
Cost of data center	133	115	100
Selling and marketing	504	(246)	2,949
Product development	270	254	1,034
General and administrative	2,483	1,318	3,665

Total stock-based compensation expense	$3,700	$1,602	$8,092

Grant type:
Stock options	$1,656	$2,342	$3,955
Restricted stock	2,573	1,750	917
Stock appreciation rights	(529)	(2,490)	3,220

Total stock-based compensation expense	$3,700	$1,602	$8,092

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
Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations. We released a portion of our valuation allowance for deferred tax assets in 2009 and in 2008 for multiple foreign jurisdictions. However, we still have a valuation allowance on our deferred tax assets in the United States. In order to release additional amounts of the valuation allowance, we must show a history of sustained profitability or other positive evidence. As economic conditions in the United States improve, we will evaluate the possibility of releasing a portion of the valuation allowance based on estimates regarding our future earnings and the recoverability of the deferred tax assets. A portion of any such reversal could have a positive impact on our earnings in the period in which it is reversed. In the event the valuation allowance is released, the portion of the allowance associated with loss carryforwards generated by stock options will be credited to additional paid-in-capital and will not be reported as a benefit on the statement of operations.
Effects of Foreign Currencies
Our revenue and net income were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and the European Euro. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development center in India is not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. Additionally, our South African operations are approximately 60% naturally hedged as some of the development and professional services performed are funded in U.S. Dollars and British Pounds. We did not enter into material financial derivatives to hedge our currency risks in 2010, 2009 or 2008. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about our Market Risk” for further discussions on potential foreign currency risks.

The estimated effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Year Ended December 31, 2010			Year Ended December 31, 2009
	At Prior Year			At Prior Year
	Exchange	Exchange Rate		Exchange	Exchange Rate
	Rates (1)	Effect	As reported	Rates (1)	Effect	As reported

Revenue	$206,936	$2,150	$209,086	$243,127	$(4,200)	$238,927
Operating Expenses	210,130	3,460	213,590	210,042	(4,720)	205,322

Operating Income	(3,194)	(1,310)	(4,504)	33,085	520	33,605
Net Income	(5,113)	(1,170)	(6,283)	29,523	900	30,423

Basic (loss) income per share	$(0.10)	$(0.02)	$(0.12)	$0.54	$0.02	$0.56
Diluted (loss) income per share	$(0.10)	$(0.02)	$(0.12)	$0.54	$0.01	$0.55

(1)	Current year results translated into U.S. Dollars using prior year’s average rate.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Our market risk exposure primarily is the effect of foreign currency fluctuations. We also are at risk for changes in interest rates and changes in the market values of our cash, cash equivalents and investments. Information relating to quantitative and qualitative disclosure about market risk is set forth below, in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Risk Factors contained in Item 1A of this report and the notes of our consolidated financial statements. As of December 31, 2010, we were not a party to any material derivative financial instruments, other financial instruments for which the fair value disclosure would be required for derivative commodity instruments.
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
Our expenses are generally denominated in the same currency as our revenue and the exposure to our net income from foreign currency rate changes is minimal. We believe most of our international operations are naturally hedged for foreign currency risk as our foreign subsidiaries generally invoice their customers and satisfy their obligations in their local currencies with the exception of our development centers in India and South Africa. Our development center in India is not naturally hedged for foreign currency risk as their costs are in the local currency, but are funded in U.S. dollars or British Pounds. Additionally, our South African operations are approximately 60% naturally hedged as some of the development and professional services performed are funded in U.S. Dollars and British Pounds. There can be no guarantee that foreign currency fluctuations in the future will not be significant or fully hedged. We have not historically used financial instruments for speculative trading purposes, or hedged our foreign currency exposure to entirely offset the changes in foreign currency rates.
Based on our 2010 financial results, approximately 21% of our revenue and approximately 24% of our operating expenses were transacted in currencies other than U.S. Dollars. From a sensitivity analysis viewpoint, based on our 2010 financial results, a hypothetical overall 10% change in the U.S. Dollar from the average foreign exchange rates during 2010 would have impacted our revenue and net loss by approximately $4.4 million and $0.6 million, respectively.

Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments which impacts earnings by changes in our interest income. We generally invest our excess cash in money market funds, government debt funds and fixed term deposits. We believe they are recorded at fair value due to their short term nature. Based on our cash and cash equivalent balances as of December 31, 2010, the annual impact on results of operations of a one-percentage point change in interest rates would be approximately $0.6 million.
For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. We have historically only had fixed rate capital leases, but we did not have any significant balances as of December 31, 2010.
Investment risk. As of December 31, 2010, we had an investment of $2.0 million in fixed term deposits to collateralize our letter of credit. We believe our risk is low due to the fixed principal balance of the investments. However, the potential impact of a hypothetical decrease of 10% in the fair value of the underlying investments would negatively affect earnings by $0.2 million if the decrease in fair value were deemed other than temporary.

Item 8.	Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of S1 Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of S1 Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded PM Systems Corporation from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded PM Systems Corporation from our audit of internal control over financial reporting. PM Systems Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 10% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 11, 2011

S1 CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(in thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,917	$61,784
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $3,309 and $2,299 at December 31, 2010 and 2009, respectively	44,370	64,470
Prepaid expenses	4,827	4,729
Other current assets	6,612	4,931

Total current assets	117,726	135,914
Property and equipment, net	22,330	23,018
Intangible assets, net	11,846	4,895
Goodwill	147,544	126,605
Other assets	10,207	9,634

Total assets	$309,653	$300,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,779	$7,707
Accrued compensation and benefits	9,705	11,569
Current portion of debt obligation	5,046	1,170
Accrued restructuring	1,528	2,096
Income taxes payable	1,950	1,586
Deferred revenue	38,022	26,837
Other current liabilities	2,853	2,007

Total current liabilities	68,883	52,972
Debt obligation, excluding current portion	35	5,026
Accrued restructuring, excluding current portion	—	1,381
Other liabilities	3,122	2,046

Total liabilities	$72,040	$61,425

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares. Issued and outstanding 0 shares and 749,064 shares at December 31, 2010 and 2009, respectively	$—	$10,000
Common stock, $0.01 par value. Authorized 350,000,000 shares. Issued and outstanding 53,317,063 and 51,712,710 shares at December 31, 2010 and 2009, respectively	533	517
Additional paid in capital	1,802,795	1,787,772
Accumulated deficit	(1,563,817)	(1,557,534)
Accumulated other comprehensive loss	(1,898)	(2,114)

Total stockholders’ equity	237,613	238,641

Total liabilities and stockholders’ equity	$309,653	$300,066

See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except share and per share data)
Revenue:
Software licenses	$26,237	$35,196	$30,230
Support and maintenance	63,034	59,602	53,779
Professional services	65,180	94,965	92,470
Hosting	54,635	49,164	51,956

Total revenue	209,086	238,927	228,435

Operating expenses:
Cost of software licenses (1)	2,242	3,188	3,986
Cost of professional services, support and maintenance (1)	82,778	74,186	74,095
Cost of hosting (1)	27,595	28,147	26,408
Selling and marketing	28,172	30,725	36,432
Product development	35,508	34,619	29,271
General and administrative	27,134	24,864	25,826
Depreciation and amortization	10,161	9,593	9,066

Total operating expenses	213,590	205,322	205,084

Operating (loss) income	(4,504)	33,605	23,351

Interest income	214	433	2,052
Interest expense	(455)	(721)	(855)
Other non-operating expenses	(1,367)	(930)	(444)

Interest and other (expense) income, net	(1,608)	(1,218)	753

(Loss) income before income tax expense	(6,112)	32,387	24,104
Income tax expense	(171)	(1,964)	(2,254)

Net (loss) income	$(6,283)	$30,423	$21,850

(Loss) income per share
Basic	$(0.12)	$0.56	$0.38
Diluted	$(0.12)	$0.55	$0.38

Weighted average common shares outstanding — basic	52,495,265	52,583,832	55,734,103
Weighted average common shares outstanding — fully diluted	52,495,265	53,290,836	56,449,371

(1)	The Cost of software licenses, professional services, support and maintenance and hosting excludes charges for depreciation but the Cost of software licenses includes amortization of acquired technology.
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(6,283)	$30,423	$21,850
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,216	11,170	11,591
Provision for doubtful accounts receivable and billing adjustments	1,388	995	159
Deferred income taxes	57	(2,812)	(1,895)
Other than temporary impairments of investments	—	—	663
Stock-based compensation expense	3,700	1,602	8,092
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	19,880	(22,396)	(3,095)
(Increase) decrease in prepaid expenses and other assets	(1,760)	792	(231)
Decrease in accounts payable and other liabilities	(292)	(920)	(6,250)
(Decrease) increase in accrued compensation and benefits	(1,985)	(2,711)	2,106
Increase (decrease) in income taxes payable	310	(1,437)	2,434
Increase (decrease) in deferred revenues	11,018	1,329	(1,277)

Net cash provided by operating activities	37,249	16,035	34,147

Cash flows from investing activities:
Maturities of investment securities	1,384	5,728	24,244
Purchases of investment securities	(1,117)	(3,224)	(3,447)
Purchases of restricted investment securities	—	(2,000)	—
Amounts released from escrow related to sale of business	—	—	3,712
Acquisitions, net of acquired cash	(31,198)	—	—
Purchases of property, equipment and technology	(6,773)	(8,192)	(8,744)

Net cash (used in) provided by investing activities	(37,704)	(7,688)	15,765

Cash flows from financing activities:
Proceeds from exercise of employee stock awards	810	1,341	1,305
Payments on capital leases and debt obligations	(1,174)	(3,917)	(3,718)
Repurchase and retirement of common stock	—	(9,596)	(25,075)

Net cash used in financing activities	(364)	(12,172)	(27,488)

Effect of exchange rate changes on cash and cash equivalents	952	1,769	(3,595)

Net increase (decrease) in cash and cash equivalents	133	(2,056)	18,829
Cash and cash equivalents at beginning of period	61,784	63,840	45,011

Cash and cash equivalents at end of period	$61,917	$61,784	$63,840

Noncash investing and financing activities:
Equipment financed through capital leases	$60	$—	$1,301

Supplemental schedule of cash flow data:
Cash paid for income taxes	$1,716	$7,057	$2,279
Cash paid for interest	455	730	875
See accompanying notes to consolidated financial statements.

S1 CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands except for share data)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Income (Loss)

Balance at December 31, 2007	749,064	$10,000	56,748,906	$567	$1,810,783	$(1,609,807)	$(1,638)	$209,905

Net income	—	—	—	—	—	21,850	—	21,850	21,850
Net unrealized loss on cash flow hedges	—	—	—	—	—	—	49	49	49
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(4,283)	(4,283)	(4,283)
Realized loss on cash flow hedges	—	—	—	—	—	—	117	117	117
Common stock issued upon the exercise of stock Awards	—	—	442,141	4	1,301	—	—	1,305	—
Stock-based compensation expense	—	—			4,872	—	—	4,872	—
Repurchase and retirement of common stock	—	—	(4,391,737)	(43)	(25,032)	—	—	(25,075)	—

Comprehensive income	—	—	—	—	—	—	—	—	$17,733

Balance at December 31, 2008	749,064	$10,000	52,799,310	$528	$1,791,924	$(1,587,957)	$(5,755)	$208,740

Net income	—	—	—	—	—	30,423	—	30,423	30,423
Net unrealized loss on cash flow hedges	—	—	—	—	—	—	(69)	(69)	(69)
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	3,710	3,710	3,710
Common stock issued upon the exercise of stock Awards	—	—	420,751	4	1,337	—	—	1,341	—
Stock-based compensation expense	—	—	—	—	4,092	—	—	4,092	—
Repurchase and retirement of common stock	—	—	(1,507,351)	(15)	(9,581)	—	—	(9,596)	—

Comprehensive income	—	—	—	—	—	—	—	—	$34,064

Balance at December 31, 2009	749,064	$10,000	51,712,710	$517	$1,787,772	$(1,557,534)	$(2,114)	$238,641

Net loss	—	—	—	—	—	(6,283)	—	(6,283)	(6,283)
Change in cumulative foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	216	216	216
Conversion of preferred stock to common stock	(749,064)	(10,000)	1,070,090	11	9,989	—	—	—	—
Common stock issued upon the exercise of stock									—
awards	—	—	534,263	5	805	—	—	810	—
Stock-based compensation expense	—	—	—	—	4,229	—	—	4,229	—

Comprehensive loss	—	—	—	—	—	—	—	—	$(6,067)

Balance at December 31, 2010	—	$—	53,317,063	$533	$1,802,795	$(1,563,817)	$(1,898)	$237,613

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
Subsequent events
We have evaluated all subsequent events and determined that there were no subsequent events required to be disclosed or recorded as of December 31, 2010 in our financial statements.
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

Investments in debt and equity securities are analyzed to determine whether they represent an investment that has a fair value per share or unit that is determined and published for current transactions. The analysis is limited to those professionally managed investments that (1) pool the capital of investors to invest in bonds (debt securities), options, currencies, or money market securities for current income, capital appreciation, or both consistent with the investment objectives of the fund; (2) have a NAV provided to the investor periodically, but no less frequently than at each month end; and (3) the month-end NAV is the price paid or received by investors purchasing or selling investments at month end. Any unrealized holding gains and losses resulting from these securities are reported as a net amount in a separate component of shareholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in earnings.
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
Goodwill
We have recorded goodwill in connection with the acquisition of businesses under U.S. GAAP for business combinations. We are required to perform an impairment test of goodwill at least once annually and upon the occurrence of a triggering event. We have elected to test our goodwill for impairment as of October 1st each year. The impairment test requires us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. Our measurement of fair value considers both the income approach, utilizing the present value of estimated future discounted cash flows, and market approach, utilizing a revenue multiple to estimate fair value. We use historical growth rates and margins in our discounted cash flow model and compare our revenue multiple with an average of our industry group. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test, we would record an impairment charge. Based upon the results of our annual impairment test in 2010, 2009 and 2008, no impairments were identified.
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
We amortize identifiable intangible assets over their estimated useful lives (ranging from five to ten years) using the straight-line method which approximates the projected utility of such assets based upon the information available. Acquired technology represents technology acquired from third parties, which we have incorporated in our products and the related amortization is recorded in the Cost of software licenses in our statements of operations. Customer relationships and trade names are amortized in Depreciation and amortization in our statement of operations. Intangible assets are evaluated for impairment annually. If such evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of these assets that should be written off.
Other assets
Our long-term other assets consist primarily of deferred tax assets, investments and security deposits.
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

As of December 31, 2010, we owned approximately 13% of Yodlee, accounted for as a cost method investment. Our investment in Yodlee was accounted for using the equity method until 2007. In 2007, we converted to the cost basis as our ownership decreased below 20% and we did not have significant influence. We have not received any dividend payments nor did we make any capital contributions to Yodlee in 2010, 2009 or 2008. Our carrying value in Yodlee was included in long-term other assets as of December 31, 2010 at $1.0 million. The Company is entitled, under certain circumstances, to appoint one member to Yodlee’s board of directors.
Concentration of credit risk and uncertainties
For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the banking and insurance industries and other financial services firms and retailers. Given the concentration of our business activities in these industries, we may be particularly exposed to economic downturns in those industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, and adversely affect our operating results. In addition to mergers and acquisitions in the banking industry, we have seen an increased level of bank closures and government supervised consolidation transactions in the last few years. Our existing customers may be acquired by or merged into other financial institutions that have their own financial software solutions, be closed by regulators, or decide to terminate their relationships with us for other reasons. As a result, our sales could decline.
Our business success depends in part on our relationships with a limited number of large customers. For the years ended December 31, 2010, 2009 and 2008, we had one customer, State Farm, that generated over 10% of our revenue as discussed in our “Segment Reporting, Geographic Disclosures and Major Customers” note to our consolidated financial statements.
Revenue recognition, deferred revenue and cost of revenue
We derive a significant portion of our revenue from licensing our solutions and providing professional services. We generate recurring revenue from support and maintenance, hosting applications in our data center, and from electronic bill payment services. We also generate recurring revenue by charging our customers a periodic fee for term licenses including the right-to-use the software and receive maintenance and support for a specified period of time. For certain customers, this fee includes the right to receive hosting services. From time to time, we enter into software arrangements that include software license, maintenance, and professional services which are considered essential to the functionality of the software. In these instances, we recognize revenue for the three revenue streams (software license, maintenance and professional services) under three units of accounting, which are the (i) software license, (ii) professional services, and (iii) support and maintenance. For purposes of displaying revenues and costs, the Company presents applicable license fees, maintenance and professional services revenues in the Consolidated Statement of Operations using vendor-specific objective evidence of fair value (“VSOE”), or if unavailable, other objective evidence of fair value for the undelivered elements and assigning the remainder of the arrangement fee to the license.
Software license revenue. For software license sales for which professional services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software provided (1) there is evidence of an arrangement, (2) collection of our fee is probable, and (3) the fee is fixed or determinable. In our arrangements that include software licenses, for which VSOE does not exist for the delivered element and exists for all undelivered elements, we use the residual method. When professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, which is generally measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. For software license sales where the license term does not begin until installation is complete, we recognize license and professional services revenue when we complete the installation of the software. For license arrangements in which the fee is not considered fixed or determinable, the license revenue is recognized as payments become due.
For term license arrangements, sometimes referred to as subscription licenses, we allow customers the right to use software and receive unspecified products as well as unspecified upgrades and enhancements during a specified term. For certain agreements, the subscription license also entitles the customer to receive hosting services. The subscription revenue is generally recognized ratably over the term of the arrangement, typically three to five years. Generally, the amount of subscription fees is based on the number of end-users accessing the licensed system, subject in certain circumstances to minimum user levels. Subscription revenue is allocated to all elements of the arrangement (Software license, Support and maintenance, and Hosting revenue) using a consistent approach which considers the VSOE of support and maintenance and pricing methodologies. In addition, subscription agreements typically contain renewal terms that automatically extend the term of the arrangement for one year or more unless a timely notice of termination is provided.

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
Professional services revenue. Revenue derived from arrangements to provide professional services on a time and materials basis is recognized as the related services are performed. Revenue from professional services where services are deemed to be essential to the functionality of the software is recognized using the percentage of completion method. For other revenue from professional services that are provided on a fixed fee basis, revenue is recognized on a proportional performance basis which is generally a method based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. We may encounter budget and schedule overruns on fixed-price contracts caused by increased estimated labor hours to complete the contract. Adjustments to estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. VSOE of fair value of professional services revenue is based upon consistent stand-alone pricing.
Hosting revenue. Hosting arrangements typically include two elements: implementation and transaction processing services. For those hosting arrangements which contain elements that qualify as separate units of accounting, the implementation and transaction processing services are recognized as the services are performed. For those hosting arrangements that contain elements that do not qualify as separate units of accounting, professional services revenue earned under these arrangements is initially deferred and then recognized over the term of the hosting arrangement or the expected period of performance, whichever is longer. VSOE of fair value of hosting revenue is based on substantive renewal rates.
Deferred revenue. Deferred revenue represents payments received and billings to customers for software licenses, professional services, and support and maintenance in advance of performing services. Maintenance is normally billed quarterly or annually in advance of performing the service.
Cost of revenue. Cost of software licenses consists primarily of the cost of third-party software used in our products and the amortization of acquired technology. Costs of support, maintenance and professional services are primarily personnel and related infrastructure costs, stock-based compensation and related third party services or products. Hosting costs are primarily personnel costs, stock-based compensation expense, infrastructure to support customer installations that we host in our data centers and related third party services or products including bill pay. Costs of revenue exclude charges for depreciation of property and equipment.
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
Other non-operating expenses
Other non-operating expenses are comprised of the following (in thousands):

	For the year ended December 31,
	2010	2009	2008
Foreign exchange transaction (loss) gain	$(378)	$(734)	$604
Foreign withholding tax	(708)	(308)	(350)
Other expenses and gain (loss) on investments	(281)	112	(698)

Other non-operating expenses	$(1,367)	$(930)	$(444)

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
Other liabilities
Our long-term other liabilities consist primarily of deferred tax obligations, deferred revenue and deferred rent.
Stock-based compensation
Our stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We maintain certain stock compensation plans providing for the grant of stock options, restricted stock, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and employees. Substantially all stock options granted under our plans have ten-year contractual lives and generally vest and become exercisable ratably over four years from the date of grant. However, grants of stock options and restricted stock awards to directors generally vest over one year. Certain awards granted in 2006 vested and became exercisable ratably over two years, including our outstanding SARs awards.
We account for share-based payments based on the fair value of the award that is expected to vest using the “modified prospective” method. For stock options, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. Cash-settled SARs are recorded as liabilities with changes in fair value recognized in earnings using the Black-Scholes option pricing model. For cash-settled SARs that have not been exercised after the vesting period, the fair value is recalculated at the end of each reporting period and changes in fair value are recognized in earnings. For restricted stock awards, the fair value is determined by the market price of our stock on the date of grant.
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

Generally, proceeds from the exercise of stock awards include the net of cash received for the exercise of stock options net of the fair value cash equivalent of shares withheld for payroll taxes upon vesting of restricted stock.
Net (loss) income per share
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
Foreign currency translation
We translate the financial statements of our international subsidiaries into U.S. dollars at current period end exchange rates, except for revenue and expenses, which are translated at average exchange rates during each reporting period. Currency transaction gains or losses are included in our results of operations. We include net exchange gains or losses resulting from the translation of assets and liabilities as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The fluctuations in foreign currency rates for U.S. Dollars against primarily the British Pound Sterling, South African Rand, Indian Rupee and European Euro resulted in changes to other comprehensive income mainly due to our foreign cash balances, accounts receivable and goodwill balances.
Comprehensive income (loss)
We report total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, we include in other comprehensive income (loss) those amounts relating to foreign currency translation adjustments in the consolidated statement of stockholders’ equity and comprehensive income (loss). Our balances for accumulated other comprehensive loss at December 31, 2010 and December 31, 2009 reflect accumulative currency translation adjustments.
Recent accounting pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on the selling price method. The change is effective January 1, 2011. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, the adoption of this change should not have a material effect on our results of operations.
In October 2009, the FASB amended FASB ASC 985-605 Software: Revenue Recognition to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s functions. The change is effective January 1, 2011. As this change does not affect revenue arrangements that have no tangible products or contracts that bundle services and software, the adoption of this change should not have a material effect on our results of operations since most of our arrangements have little to no tangible products.
In January 2010, the FASB issued ASU 2010-6 Improving Disclosures About Fair Value Measurements that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. Since this standard impacts disclosure requirements only, the adoption of this guidance did not have a material impact to our consolidated results of operations or financial condition.

2. Business Combinations
On March 4, 2010, we acquired 100% of the outstanding shares of PM Systems Corporation (“PMSC”), a provider of internet banking, bill payment and security services to credit unions in the United States. We believe PMSC provides us with additional financial services solutions and expands our presence in the credit union marketplace. We paid approximately $29.2 million in cash, net of cash acquired, for PMSC and funded the acquisition from our available cash on the acquisition date. In connection with the acquisition, we incurred approximately $300 thousand of legal, valuation, and investment banking fees that were included in General and administrative expenses in our first quarter 2010 operating results. PMSC’s results of operations are included in our Banking: Community FI segment’s results of operations from March 4, 2010.
In support of establishing an office in Latin America, on August 26, 2010, we acquired certain assets of, and hired certain employees from, a company that resold our products in Latin America (the “Reseller”). We paid approximately $1.9 million in cash, net of cash acquired, for the Reseller and funded the acquisition from our available cash on the acquisition date. The Company will also pay an additional $500 thousand, which will be expensed over the service period, if (i) on August 26, 2012, one of the employees that we hired is still employed by us, or (ii) such employee is terminated without cause by us prior to August 26, 2012. The Reseller’s results of operations are included in our Payment’s segment results of operations from August 26, 2010.
We accounted for the purchase of PMSC and the purchase of the Reseller’s assets in accordance with U.S. GAAP guidance on business combinations. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill which will be fully deductible for income tax purposes. We believe the goodwill and other identifiable intangibles from this transaction are attributable to the additional revenue, earnings and customers associated with their respective businesses. We recorded tangible assets acquired and liabilities assumed at fair value as of the acquisition dates. The identifiable intangible assets acquired included existing software technology and trade names for PMSC as well as customer relationships for both PMSC and the Reseller. We used variations of the income approach method such as the royalty savings method and excess earnings method to value the intangible assets based upon discounted cash flow projections and the royalty savings method. Pro forma information related to the acquisitions was not included because the impact on the Company was not considered material. The allocations of the purchase price were as follows (in thousands):

	PMSC	Reseller Assets

Cash	$751	$51
Accounts receivables	908	452
Indentifiable intangible assets:
Trade names	121	—
Acquired technology	3,390	—
Customer relationships	5,986	230
Goodwill	19,497	1,653
Property and equipment	502	281
Other assets	506	6
Deferred revenue	(622)	—
Liabilities	(1,107)	(673)

Total	$29,932	$2,000

3. Fair Value Measurements
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
The carrying value approximates fair value of cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed term deposits approximate their carrying value as the principal is fixed. Our long-term debt has fixed interest rates. The fair values of long-term borrowings having fixed rates are determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. The participants of our non-funded deferred compensation plan for non-employee members of the board of directors are issued phantom shares equivalent to the cash fees due to the director based on the stock price on the day of issuance each quarter. Since the cash settlement of these phantom shares will be at the current market value on the date of payment, the fair value of the liability is revalued each period based off the ending stock price.

Generally, we hold our cash reserves in different types of cash funds. In December 2007, we were informed that one of these funds (i) was closed with respect to additional investments, (ii) had suspended redemptions except in the case of requests for redemptions in kind, and (iii) would begin an orderly liquidation and dissolution of portfolio assets. As such, we began to account for this mutual fund trust under FASB ASC 320 Investments-Debt and Equity Securities. The fund’s value was then determined based on the valuation of the individual investment securities it holds, many of which are separately valued based on a combination of Level 1, Level 2 and Level 3 inputs as prepared by the fund manager. The Level 2 inputs include, for example, values for comparable issued securities. The Level 3 inputs include valuations from third parties, similar type funds, and assumptions about future market conditions. The net asset value (“NAV”) of the fund fluctuated depending on the value of these underlying securities. The NAV of our investment in the fund was reported to us by the fund manager. Based on the fund’s holding underlying securities subject to a Level 3 valuation, we categorized our investment in the fund as a Level 3 investment. The fund was fully liquidated during 2009 and we received approximately $2.5 million to settle our remaining investment in the fund. We realized a gain of approximately $0.1 million during 2009 on cash settlements of the fund.
We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include long term assets such as property and equipment, goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the years ended December 31, 2010, 2009, and 2008, we had no impairments related to these assets.
Estimated fair values of our financial instruments were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and cash equivalents	$61,917	$61,917	$61,784	$61,784
Included in other current assets:
Fixed term deposits	—	—	318	318
Restricted fixed term deposit	2,000	2,000	2,000	2,000
Debt obligation, excluding current portion	35	36	5,026	4,911
Deferred compensation	298	298	—	—
We did not have any assets or liabilities that are measured on a recurring basis as of December 31, 2009. The following table summarizes the assets carried at fair value measured on a recurring basis as of December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Deferred compensation	$298	$298	$—	$—

Total	$298	$298	$—	$—

Any realized gains or impairments of our Level 3 investment, the mutual fund trust, were recorded to Interest and other (expense) income, net in our consolidated statements of operations. The following table summarizes the change in balance for our Level 3 investment, the mutual fund trust, for the year ended December 31, 2009 (in thousands):
Fair Value Measurements at Reporting Date
Using Signifcant Unobservable Inputs (Level 3)

Balance at December 31, 2008	$2,395
Realized gain in earnings	109
Cash settlements	(2,504)

Ending balance at December 31, 2009	$—

4. Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	December 31,
	2010	2009

Billed receivables	$35,264	$42,862
Unbilled receivables	12,415	23,907
Allowance for doubtful accounts and billing adjustments	(3,309)	(2,299)

Total	$44,370	$64,470

Billed accounts receivables that were more than 90 days past due accounted for 16% and 7% of the billed accounts receivable balance, excluding allowance for doubtful accounts and billing adjustments as of December 31, 2010 and 2009, respectively, which was reflected by the increase to our discount allowance. As of December 31, 2010 and 2009, 60% and 42% of the unbilled receivables, respectively related to an implementation for an international branch customer. During the fourth quarter of 2010, our estimated hours to complete this project increased, resulting in a reduction of revenue under the percentage of completion method of approximately $5.0 million, thereby reducing the unbilled accounts receivable for this customer.
Unbilled receivables generally relate to professional services projects with milestone billings where revenue is recognized as services are rendered and billings are sent to customers in accordance with the terms of the contract, primarily at project milestone dates. We expect to bill and collect these amounts within one year of the balance sheet date.
5. Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009

Restricted cash and escrow deposits	$2,063	$2,059
Short-term investments	—	318
Taxes receivable	1,582	557
Deferred tax assets, net	1,859	1,079
Other	1,108	918

Total	$6,612	$4,931

6. Property and Equipment
Property and equipment as of December 31, 2010 included computer equipment under a capital lease which was less than $0.1 million. Property and equipment as of December 31, 2009 included computer equipment under capital leases with original cost and accumulated amortization of approximately $4.7 million and $2.9 million, respectively. Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009

Property and building improvements	$12,319	$12,115
Leasehold improvements	2,658	1,977
Furniture and fixtures	2,332	2,327
Computer equipment	36,875	31,891
Software	10,934	10,811

Property and equipment, before depreciation	65,118	59,121
Accumulated depreciation and amortization	(42,788)	(36,103)

Property and equipment, net	$22,330	$23,018

7. Goodwill and Other Intangible Assets
In connection with the acquisition of PMSC in the first quarter of 2010, we recorded goodwill of $19.5 million and identifiable intangible assets of $9.5 million, of which $0.1 million was identified as trade names (1 year estimated weighted average useful life), $3.4 million was identified as acquired technology (5 year estimated weighted average useful life), and $6.0 million was identified as customer relationships (10 year estimated weighted average useful life). As a result of our acquisition of certain assets of the Reseller in the third quarter of 2010, we recorded goodwill of $1.7 million and identifiable intangible assets for customer relationships of $0.2 million with a 6 year estimated weighted average useful life.
Our goodwill balances below include accumulated impairment losses that were recorded in December 2000 of $212.8 million for our Banking: Large FI segment and $258.1 million for our Banking: Community FI segment. The changes in the carrying value of our goodwill for the years ended December 31, 2010 and 2009 were as follows (in thousands):

		Banking:	Banking:
	Payments	Large FI	Community FI	Total

Goodwill, net as of December 31, 2008	$33,943	$48,697	$41,722	$124,362
Effect of foreign currency translations	(1,107)	3,350	—	2,243

Goodwill, net as of December 31, 2009	32,836	52,047	41,722	126,605
Acquisitions	1,653	—	19,497	21,150
Effect of foreign currency translations	80	(291)	—	(211)

Goodwill, net as of December 31, 2010	$34,569	$51,756	$61,219	$147,544

The change in the net carrying amount of intangible assets at December 31, 2010 was due to assets acquired during the year, amortization expense and the foreign exchange effect. Our intangible assets consisted of the following (in thousands):

	As of December 31, 2010
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(101)	$20
Acquired technology	25,328	(21,646)	3,682
Customer lists	18,196	(10,052)	8,144

Total	$43,645	$(31,799)	$11,846

	As of December 31, 2009
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Acquired technology	$21,938	$(20,592)	$1,346
Customer relationships	12,000	(8,451)	3,549

Total	$33,938	$(29,043)	$4,895

Amortization expense of acquired technology, included in Cost of software licenses, and amortization expense of customer relationships, included in Depreciation and amortization of other intangible assets, were as follows (in thousands):

	For the year ended December 31,
	2010	2009	2008

Trade names	$101	$—	$—
Acquired technology	1,055	1,577	2,525
Customer lists	1,601	1,113	1,130

Total	$2,757	$2,690	$3,655

Based upon our current intangible assets, we estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2011	2012	2013	2014	2015

Payments	$525	$525	$525	$443	$35
Banking: Large FI	245	183	—	—	—
Banking: Community FI	2,089	1,493	1,277	1,277	712

Total	$2,859	$2,201	$1,802	$1,720	$747

8. Restructuring Costs
We implemented cost reduction plans in prior years to change our organizational structure, reduce operating costs and more effectively align us with the needs of our customers. We incur adjustments to the reserve for accretion expense for long term facility leases as the liabilities become short term and we adjust our estimates based on sublease assumptions for certain subleased office space and early surrender of certain subleased office space. The total adjustments in 2010, 2009 and 2008 were deemed immaterial and reflected in operating expenses. The restructuring reserves at December 31, 2010 included future rent expense for vacated facilities, net of sublease income. We expect to make future cash expenditures, net of anticipated sublease income, related to these restructuring activities of approximately $1.5 million all within the next twelve months. Due to the short term nature, as leases expire in 2011, we believe the carrying value approximates the fair value. The table below rolls forward the restructuring reserves for the years ended December 31, 2010, 2009, and 2008 per plan as follows (in thousands):

					2003 and
	2006 Plan		2005 Plan		Prior Plans
	Personnel		Personnel
	Costs	Lease Costs	Costs	Lease Costs	Lease Costs	Total

Balance, December 31, 2007	$833	$3,712	$33	$2,356	$2,290	$9,224
Amounts utilized	(323)	(1,210)	—	(1,207)	(796)	(3,536)
Adjustments	(510)	208	(33)	544	(131)	78

Balance, December 31, 2008	—	2,710	—	1,693	1,363	5,766
Amounts utilized	—	(1,163)	—	(968)	(835)	(2,966)
Adjustments	—	324	—	167	186	677

Balance, December 31, 2009	—	1,871	—	892	714	3,477
Amounts utilized	—	(1,061)	—	(667)	(521)	(2,249)
Adjustments	—	(38)	—	198	140	300

Balance, December 31, 2010	$—	$772	$—	$423	$333	$1,528

Restructuring in 2006. In 2006, management approved a plan of reorganization to reduce operating costs as we aligned more closely with our customers. The reorganization resulted in a reduction of personnel of approximately 9% in both the United States and Europe as well as the consolidation of some facilities. We adjusted our estimates for personnel costs by $500 thousand in 2008 as we negotiated a signed release from any potential repayments of development grants for an international location which reduced our reserve. We adjusted our estimates for lease costs due to changes in operating expenses, related sublease income and for accretion expense in 2010, 2009 and 2008.

Restructuring in 2005. In 2005, management implemented a reorganization that resulted in a reduction of personnel of approximately 8% as well as the consolidation of some facilities. The reorganization comprised of charges for severance costs associated with headcount reductions, lease payments associated with excess office space and the write-off of fixed assets. The remaining severance reserve was released in 2008 after all obligations were fulfilled. We adjusted our estimates for lease costs due to changes in operating expenses, related sublease income and for accretion expense in 2010, 2009 and 2008.
Restructuring in 2003 and prior. In 2003 and certain prior years, management approved restructuring plans to reorganize our worldwide operations by reducing work force and consolidating certain office facilities. We adjusted our estimates for lease costs due to changes in operating expenses and related sublease income in 2010, 2009 and 2008.
9. Retirement Savings Plan
401(k) retirement savings plan. We provide a 401(k) retirement savings plan for substantially all of our full-time employees in the United States. Each participant in the 401(k) plan may elect to contribute from 1% to 50% of his or her annual compensation to the plan up to limits placed by the U.S. Internal Revenue Service. We, at management’s discretion, may make matching contributions to the plan. Our matching contributions to the plan charged to expense for 2010, 2009 and 2008 were approximately $0.8 million, $1.0 million, and $0.9 million, respectively.
Deferred compensation plan. Our Directors’ Deferred Compensation Plan (the “Deferred Compensation Plan”) is a non-qualified deferred compensation plan for non-employee directors of the Company effective as of January 1, 2010. The Deferred Compensation Plan is an unfunded plan maintained for the purpose of providing non-employee directors of the Company an opportunity to defer some or all of their cash (both retainer and meeting fees) and equity awards (other than option grants) until after their service on the board has ended. As of December 31, 2010, the liability for cash compensation deferred under the Deferred Compensation Plan was $0.3 million and was included in long-term other liabilities.
10. Commitments, Contingencies and Debt Obligations
Operating lease commitments. We lease office facilities and computer equipment under non-cancelable operating lease agreements which expire at various dates through 2023. Total rental expense under these leases was $5.9 million, $5.9 million and $5.6 million in 2010, 2009 and 2008, respectively. As of December 31, 2010, our operating leases were collateralized by deposits of $1.3 million included in long-term other assets. In connection with the lease on a vacated office, we issued to our landlord a standby letter of credit in the amount of $2.0 million to guarantee certain obligations under the lease agreement through August 2011. As of December 31, 2010, there were no amounts outstanding under the letter of credit. We have a fixed term deposit of $2.0 million with the issuer as a compensating balance for the letter of credit that we purchased in 2009. The fixed term deposit was included in long-term other assets at December 31, 2010.
Future minimum annual payments under non-cancelable operating lease agreements and expected sublease income from non-cancelable sublease agreements are as follows (in thousands):

	Operating Lease	Sublease	Net Operating Lease
	Commitments (1)	Income (1)	Commitments

2011	$10,333	$(2,692)	$7,641
2012	5,932	(32)	5,900
2013	5,263	—	5,263
2014	3,158	—	3,158
2015	6,204	—	6,204
Thereafter	7,384	—	7,384

	$38,274	$(2,724)	$35,550

(1)	Includes amounts for vacated facilities recorded in our restructuring reserves of $4.1 million for operating lease commitments and $2.6 million of related sublease income.

Debt obligations. Our notes payable are mainly for our Norcross facility that we purchased in 2007 and our capital leases are for computer equipment. The note payable on our Norcross facility is collateralized by the building and a deposit of $1.6 million in other current assets. Debt obligations consisted of the following (in thousands):

	December 31,
	2010	2009

Note payable due Feb. 2011 in monthly installments of $40 thousand which include interest at 7.6%	$4,972	$5,060

Note payable due Aug. 2011 in monthly installments of $7 thousand which include interest at 12.0%	54	128

Capital lease obligation with maturity dates through Sep. 2013	55	1,008

	$5,081	$6,196
Less: Current maturities included in current liabilities	(5,046)	(1,170)

Debt obligation, excluding current portion	$35	$5,026

Future minimum annual notes payable payments and capital lease payments as of December 31, 2010 are as follows (in thousands):

	Notes Payable	Capital Leases	Total

2011	$5,094	$20	$5,114
2012	—	20	20
2013	—	16	16

	$5,094	$56	$5,150
Less amount representing interest	(68)	(1)	(69)

	$5,026	$55	$5,081

Contractual commitments. In the normal course of business, we enter into contracts with vendors which mainly consist of software support, hardware support and telecommunication agreements. At December 31, 2010, our payment obligations under these contracts were $2.7 million for 2011 and $1.6 million for 2012.
Guarantees and indemnifications. We typically grant our customers a warranty, usually 90 days from delivery date, which guarantees that our products will substantially conform to our current specifications. We also indemnify our customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantee and indemnification provisions have not been significant and we did not have any material liabilities recorded as of December 31, 2010.
Litigation. As originally disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on May 28, 2010, Leon Stambler filed a complaint in the Eastern District of Texas against 29 named defendants including S1 Corporation and S1, Inc. (collectively, “S1”) and other financial software services providers. The complaint alleges infringement of two patents generally relating to encryption technology. In his complaint, Stambler is seeking unspecified monetary damages. The case is at a very preliminary stage. S1 intends to vigorously defend itself in the litigation.
There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which our or any of our subsidiaries’ property is subject.
11. Stock-based Compensation
We maintain certain stock-based compensation plans providing for stock options, restricted stock awards and units, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. In May 2008, our stockholders approved the 2003 Stock Incentive Plan, Amended and Restated effective February, 26, 2008 (the “Stock Incentive Plan”) which, among other things, increased the number of shares available for grant under the Stock Incentive Plan by 4,069,591 shares. Awards that are settled in cash do not count against the maximum limit of shares in these plans.

If all outstanding options were exercised, all restricted stock vested, and all available grants were issued and exercised as of December 31, 2010, our stock-based compensation plans would provide for the issuance of common stock as follows (in thousands):

Shares
Grants available under 2003 Stock Incentive Plan	1,214
Stock options outstanding	5,907
Restricted stock	1,236

Total	8,357

There was no capitalized stock-based compensation cost as of December 31, 2010. The following table shows the stock-based compensation expense included in our statements of operations (in thousands):

	For the year ended December 31,
	2010	2009	2008
Operating expenses:
Cost of professional services, support and maintenance	$310	$161	$344
Cost of data center	133	115	100
Selling and marketing	504	(246)	2,949
Product development	270	254	1,034
General and administrative	2,483	1,318	3,665

Total stock-based compensation expense	$3,700	$1,602	$8,092

Grant type:
Stock options	$1,656	$2,342	$3,955
Restricted stock	2,573	1,750	917
Stock appreciation rights	(529)	(2,490)	3,220

Total stock-based compensation expense	$3,700	$1,602	$8,092

Stock Options. The fair value for stock option grants was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2010	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.6%	49.1%	44.4%
Risk-free interest rate	1.8%	2.5%	3.1%
Expected life	4.4 years	4.4 years	4.4 years
Weighted average fair value per share grant during year	$2.42	$3.01	$2.58
The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $6.90 as of December 31, 2010. The aggregate intrinsic value of the stock options exercised was $0.3 million, $0.6 million and $1.1 million for 2010, 2009 and 2008, respectively. A summary of our stock options awards and changes during the twelve months ended December 31, 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Life (Yrs)	($000’s)

Outstanding at December 31, 2009	6,287	$6.96
Granted	520	6.05
Exercised	(290)	4.81		$310
Forfeited	(610)	12.74

Outstanding at December 31, 2010	5,907	6.38	5.6	6,707
Exercisable at December 31, 2010	4,648	6.39	4.9	5,912

A summary rollforward of our non-vested options and changes during the year ended December 31, 2010, is presented below:

	Non-Vested	Weighted-
	Number of	Average
	Shares	Grant-Date
	(000s)	Fair Value

Non-vested balance at December 31, 2009	1,510	$2.65
Granted	520	2.42
Vested	(682)	2.63
Forfeited	(89)	2.56

Non-vested balance at December 31, 2010	1,259	2.58

The following table summarizes information about stock options outstanding by price range at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	(000’s)	Life (Yrs)	Price	(000’s)	Price

$3.51 – 4.00	158	2.7	$3.60	158	$3.60
4.01 – 5.00	1,735	5.0	4.54	1,735	4.54
5.01 – 6.00	655	5.7	5.30	536	5.28
6.01 – 7.00	1,816	7.6	6.33	922	6.44
7.01 – 8.00	532	7.0	7.19	322	7.20
8.01 – 9.00	708	3.6	8.34	672	8.35
9.01 – 19.30	303	1.2	15.10	303	15.10
3.51 – 19.30	5,907	5.6	6.38	4,648	6.39
As of December 31, 2010, we had $2.4 million of total unrecognized compensation expense related to non-vested stock options expected to be recognized over a weighted average period of 1.2 years. The stock-based compensation expense for stock options was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the twelve months ended December 31, 2010, 2009 and 2008 was $1.8 million, $2.5 million and $4.0 million, respectively.
Restricted Stock Activity. The aggregate intrinsic value for the restricted stock outstanding in the table represents the total pretax value, based on our closing stock price of $6.90 as of December 31, 2010. The weighted average grant date fair value of the restricted stock granted was $5.97, $7.10 and $6.43 during the twelve months ended December 31, 2010, 2009 and 2008, respectively. A summary of our restricted stock and changes during the twelve months ended December 31, 2010 is presented below:

		Weighted-Average
		Remaining	Aggregate
	Shares	Contractual	Intrinsic
	(000’s)	Life (Yrs)	Value ($000’s)

Unvested at December 31, 2009	1,007
Granted	606
Vested	(338)		$2,083
Forfeited	(39)

Unvested at December 31, 2010	1,236	2.7	8,526
Expected to Vest	1,236	2.7	8,526

As of December 31, 2010, we had $6.6 million in unrecognized compensation costs related to non-vested restricted stock awards expected to be recognized over a weighted average period of 1.4 years. The stock-based compensation expense for restricted stock was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the twelve months ended December 31, 2010, 2009 and 2008 was $2.1 million, $0.8 million and $0.8 million.
Stock Appreciation Rights Activity. The fair value for SARs was determined using the Black-Scholes option-pricing model with the following assumptions:

	As of December 31,
	2010	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	27.8%	54.9%	51.5%
Risk-free interest rate	0.5%	0.8%	0.9%
Expected life	1.5 years	1.5 years	2.6 years
Closing stock price	$6.90	$6.52	$7.89
The aggregate intrinsic value for the SARs outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $6.90 as of December 31, 2010. A summary of our SARs awards and changes during the twelve months ended December 31, 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Life (Yrs)	($000’s)

Outstanding at December 31, 2009	1,165	$4.87
Granted	—	—
Exercised	(213)	4.86		$267
Forfeited	—	—

Outstanding at December 31, 2010	952	4.88	5.0	1,926
Exercisable at December 31, 2010	952	4.88	5.0	1,926
As of December 31, 2010, all SARs have vested with an outstanding liability of $2.1 million based on the Black-Scholes valuation, which uses our closing stock price, among other factors, as of December 31, 2010. There is no unrecognized expense related to the vesting of the awards. The outstanding SARs are cash-settled awards and thus, we will record changes in fair value until they are settled. The total fair value of shares vested during the twelve months ended December 31, 2008 was $2.4 million. There were no SARs that vested during 2010 and 2009. There were cash settlements for SARs included in cash flows from operating activities of $0.3 million, $0.9 million and $0.2 million in 2010, 2009 and 2008, respectively.
12. Income Taxes
(Loss) income before income tax expense consisted of the following (in thousands):

	2010	2009	2008

U.S. operations	$(9,584)	$11,537	$7,223
Foreign operations	3,472	20,850	16,881

	$(6,112)	$32,387	$24,104

Income tax expense is summarized as follows (in thousands):

	2010	2009	2008
Current:
Federal	$(1,408)	$(79)	$27
Foreign	1,516	4,551	3,412
State	6	304	710

Total current	$114	$4,776	$4,149

Deferred:
Federal	$—	$—	$—
Foreign	57	(2,812)	(1,895)
State	—	—	—

Total deferred	$57	$(2,812)	$(1,895)

Total income tax expense	$171	$1,964	$2,254

A reconciliation of the income tax expense to the amount computed by applying the statutory federal income tax rate to the (loss) income before income tax expense is as follows (in thousands):

	2010	2009	2008

Income tax (benefit) expense at federal statutory rate of 35%	$(2,139)	$11,336	$8,436
State income tax expense, net of federal benefit	56	198	457
Changes related to tax assessments/prior period taxes	347	286	317
Deferred tax valuation allowance increase (release)	1,820	(3,114)	(2,048)
Increase (decrease) in valuation allowance related to current year operations	2,081	(4,913)	(3,150)
Foreign operations tax rate differences	(873)	(2,426)	(2,447)
International research credits	(1,276)	—	—
Constructive dividend	1,055	86	215
Net operating loss carryback	(1,408)	—	—
Other foreign taxes	47	309	—
Other permanent items	461	202	474

Income tax expense	$171	$1,964	$2,254

The income tax effects of the temporary differences that give rise to our deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred income tax assets:
Net operating loss carryforwards	$97,626	$98,633
Equity in net loss of affiliate	18,438	18,438
Accrued expenses	2,938	2,532
Deferred revenue	1,099	353
Tax credit carryforwards	3,058	2,948
Restructuring	596	1,356
Property and equipment depreciation	2,290	3,317
Unrealized translation adjustments	917	1,066
Identifiable intangibles	753	613
Stock-based compensation	5,300	5,189
Other	277	276

Total gross deferred income tax assets	133,292	134,721
Valuation allowance for deferred income tax assets	(124,551)	(127,260)

Total deferred income tax assets	$8,741	$7,461

	2010	2009
Deferred income tax liabilities:
Future reversals of branch deferred tax assets	$1,510	$631
Other	—	180

Total deferred income tax liabilities	$1,510	$811

Net deferred income taxes	$7,231	$6,650

	2010	2009
Included in:
Other current assets	$1,859	$1,079
Other noncurrent assets	5,390	5,620
Other noncurrent liabilities	(18)	(49)

Net deferred income taxes	$7,231	$6,650

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
Periodically, management reviews the deferred tax assets and evaluates the need for a valuation allowance, generally in the fourth quarter each year in conjunction with our annual budget cycle. Based upon our results of operations in recent years and expected profitability in future years in certain foreign jurisdictions, we concluded that it is more likely than not certain foreign deferred tax assets will be realized. A reversal of the valuation allowance resulted in non-cash income tax benefit in the fourth quarters of 2009 and 2008 totaling $3.1 million and $2.0 million, respectively. In 2010, we recorded a valuation allowance of $1.8 million against the deferred tax assets of certain international jurisdictions. As of December 31, 2010, the remaining valuation allowance primarily relates to deferred tax assets in the United States. Given the recent economic environment in the financial services industry, management believes it is more likely than not a valuation allowance is required on these deferred tax assets. Management will continue to assess the realization of our deferred tax assets and related valuation allowance.
At December 31, 2010, we had domestic net operating loss carryforwards of approximately $234.5 million, foreign net operating loss carryforwards of approximately $44.1 million, domestic tax credit carryforwards of approximately $5.3 million and foreign jurisdiction tax credit carryforwards of approximately $2.3 million. The domestic net operating loss carryforwards expire at various dates through 2029 unless utilized. The foreign net operating loss carryforwards generally do not expire and the tax credit carryforwards expire at various dates through 2021. Our domestic net operating loss carryforwards at December 31, 2010 include $200.5 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital as realized.
Using the with-and-without approach for tax benefits, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during 2010, 2009 and 2008 for stock-based compensation.

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

	2010	2009	2008

Beginning balance	$8,053	$8,095	$11,385
Additions for tax positions in current year	1,564	—	—
Reductions for tax positions of prior years	—	(42)	(3,290)

Ending balance	$9,617	$8,053	$8,095

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, accrued interest and penalties related to uncertain tax positions were immaterial.
During 2010, we increased unrecognized tax benefits by approximately $1.6 million. This increase was primarily due to the proposed reduction in tax loss carryforwards as a result of insufficient levels of profit in an international jurisdiction. Tax expense for the year ended December 31, 2010, increased by $0.1 million as a result of the additions to unrecognized tax benefits. In 2009, our unrecognized tax benefits decreased by an immaterial amount due to the expiration of the statue of limitations. During 2008, our unrecognized tax benefits decreased by $3.3 million, of which $2.1 million is related to the expiration of the statue of limitations for 2004, primarily related to fixed assets and intercompany debts. We also reduced unrecognized tax benefits by $1.2 million due to a change of judgment concerning intercompany debts where it has been determined these balances are more likely than not equity under the applicable tax authority. Within twelve months of the reporting date, we expect to settle the unrecognized benefits added in 2010.
The tax years 2007, 2008, 2009 and 2010 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, net operating loss carryforwards from the years 1999, 2000 and 2001 are subject to examination because these loss years intervene with the open years.
We have not provided for U.S. federal income and withholding taxes on $14.3 million of our foreign subsidiaries’ undistributed earnings as of December 31, 2010, because such earnings are intended to be indefinitely reinvested in our foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.
13. Related Party Transactions
In connection with acquiring an ownership interest in Yodlee in January 2001, we became a non-exclusive reseller of Yodlee’s aggregation services pursuant to an agreement that expired in 2009. In 2008, we entered into an agreement with Yodlee to become a non-exclusive reseller of their hosted direct pay and personal finance management services with a three year term. In December 2010, we entered into an agreement to extend the terms as a non-exclusive reseller of their hosted direct pay and personal finance management services through March 2014. We paid approximately $0.1 million, $0.2 million and $0.2 million in fees to Yodlee during 2010, 2009 and 2008, respectively.
14. Convertible Preferred Stock
We have authorized 25,000,000 shares of $0.01 par value preferred stock, of which 1,637,832 shares have been designated as series A convertible preferred stock, 749,064 shares have been designated as series B convertible preferred stock, 215,000 shares have been designated as series C convertible preferred stock, 244,000 have been designated as series D convertible preferred stock and 649,150 have been designated as series E convertible preferred stock. The series A, series B, series C, series D and series E shares have been converted to common stock or cancelled as of December 31, 2010. On July 2, 2010, State Farm converted the 749,064 shares of our Series B Convertible Preferred Stock it held into 1,070,090 shares of our common stock. At December 31, 2010, the Company did not have any shares of convertible preferred stock outstanding.
15. Equity Transactions
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

16. Segment Reporting, Geographic Disclosures and Major Customers
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
We evaluate the performance of our operating segments based on their contribution before interest, other income and income taxes, as reflected in the tables presented below for the years ended December 31, 2010, 2009 and 2008. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income for our reportable segments (in thousands):

	Year Ended December 31, 2010
		Banking:	Banking:
	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$14,402	$5,879	$5,956	$26,237
Support and maintenance	22,291	20,696	20,047	63,034
Professional services	16,796	44,037	4,347	65,180
Hosting	1,168	25,321	28,146	54,635

Total revenue	$54,657	$95,933	$58,496	$209,086

Operating expenses:
Cost of software licenses	121	1,073	1,048	2,242
Cost of professional services, support and maintenance	19,735	41,233	21,810	82,778
Cost of hosting	868	14,648	12,079	27,595
Selling and marketing	12,338	9,994	5,840	28,172
Product development	5,856	16,412	13,240	35,508
General and administrative	8,453	11,787	6,894	27,134
Depreciation and amortization	1,999	4,381	3,781	10,161

Total operating expenses	49,370	99,528	64,692	213,590

Operating income (loss)	$5,287	$(3,595)	$(6,196)	$(4,504)

	Year Ended December 31, 2009
		Banking:	Banking:
	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$18,063	$9,003	$8,130	$35,196
Support and maintenance	18,905	21,265	19,432	59,602
Professional services	18,814	70,710	5,441	94,965
Hosting	761	28,254	20,149	49,164

Total revenue	$56,543	$129,232	$53,152	$238,927

Operating expenses:
Cost of software licenses	1,359	798	1,031	3,188
Cost of professional services, support and maintenance	15,914	42,240	16,032	74,186
Cost of hosting	674	15,794	11,679	28,147
Selling and marketing	11,344	12,136	7,245	30,725
Product development	5,380	21,071	8,168	34,619
General and administrative	5,766	12,578	6,520	24,864
Depreciation and amortization	1,615	4,834	3,144	9,593

Total operating expenses	42,052	109,451	53,819	205,322

Operating income (loss)	$14,491	$19,781	$(667)	$33,605

	Year Ended December 31, 2008
		Banking:	Banking:
	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$16,991	$7,755	$5,484	$30,230
Support and maintenance	15,624	18,159	19,996	53,779
Professional services	14,801	71,011	6,658	92,470
Hosting	608	28,780	22,568	51,956

Total revenue	$48,024	$125,705	$54,706	$228,435

Operating expenses:
Cost of software licenses	1,103	1,338	1,545	3,986
Cost of professional services, support and maintenance	14,335	44,761	14,999	74,095
Cost of hosting	319	15,607	10,482	26,408
Selling and marketing	12,209	15,660	8,563	36,432
Product development	4,003	18,229	7,039	29,271
General and administrative	5,551	13,990	6,285	25,826
Depreciation and amortization	1,473	4,613	2,980	9,066

Total operating expenses	38,993	114,198	51,893	205,084

Operating income	$9,031	$11,507	$2,813	$23,351

Geography. Geographic external revenue and long-lived assets are attributed to the geographic regions based on their location which includes intercompany cross charges for work performed across regions. Our geographic regions are the Americas and our international locations in Europe, Middle East and India (“EMEI”), Africa, and Asia and Pacific (“APAC”). Our long-lived assets in the international regions primarily are property and equipment. The following table shows revenue and long-lived assets by geographic region (in thousands):

	Revenue			Property and Equipment
	2010	2009	2008	2010	2009

Americas	$151,582	$170,874	$164,642	$19,685	$20,451
International
EMEI	30,049	36,639	40,503	1,013	985
Africa	13,974	10,925	9,215	1,461	1,494
APAC	13,481	20,489	14,075	171	88

Total	$209,086	$238,927	$228,435	$22,330	$23,018

Major customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Banking: Large FI segment. We derived 12%, 16% and 18% of our consolidated revenue from State Farm for the years ended December 31, 2010, 2009 and 2008, respectively. Our Banking: Large FI segment derived 26%, 30% and 33% of the segment’s revenue from State Farm for the years ended December 31, 2010, 2009 and 2008, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011.

17. Net (Loss) Income Per Share
The following table presents the calculation of basic and diluted net (loss) income per share for the periods presented:

	2010	2009	2008
	(in thousands, except per share data)
Basic (loss) income per share:
Net (loss) income	$(6,283)	$30,423	$21,850
Amount allocated to participating preferred stockholders	—	(598)	(410)
Amount allocated to participating restricted stockholders	—	(406)	(83)

Net (loss) income available to common stockholders	$(6,283)	$29,419	$21,357

Basic weighted average common shares outstanding	52,495	52,584	55,734
Basic (loss) income per share	$(0.12)	$0.56	$0.38

Diluted (loss) income per share:
Net (loss) income	$(6,283)	$30,423	$21,850
Amount allocated to participating preferred stockholders	—	(591)	(405)
Amount allocated to participating restricted stockholders	—	(401)	(82)

Net (loss) income available to common stockholders	$(6,283)	$29,431	$21,363

Basic weighted average common shares outstanding	52,495	52,584	55,734
Dilutive effect of employee stock options	—	707	715

Diluted weighted average common shares outstanding	52,495	53,291	56,449
Diluted (loss) income per share	$(0.12)	$0.55	$0.38
We did not include the additional shares of common stock through the exercise of 0.6 million stock options as they would have an anti-dilutive effect on our loss per share for that period because of our net loss for the year ended December 31, 2010. Additionally, we excluded 3.5 million stock options outstanding in the computation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, as their exercise price was higher than our average stock price during those periods. However, these shares may be dilutive in the future.

18. Quarterly Financial Information (Unaudited)
The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2010 and 2009. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to state fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.
Income or loss per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while income or loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ income or loss per share will not necessarily equal the full-year income or loss per share.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(in thousands, except per share data)

Software licenses	$8,902	$6,764	$4,832	$5,739	$8,978	$7,444	$9,718	$9,056
Support and maintenance	16,598	15,648	15,145	15,643	15,905	14,919	14,951	13,827
Professional services	12,498	17,382	17,870	17,430	22,013	25,787	24,090	23,075
Hosting	14,475	13,886	13,927	12,347	12,564	12,187	12,083	12,330

Total revenue	52,473	53,680	51,774	51,159	59,460	60,337	60,842	58,288

Operating expenses (1)	56,798	53,181	52,310	51,301	50,650	51,274	55,243	48,155
Operating (loss) income	(4,325)	499	(536)	(142)	8,810	9,063	5,599	10,133
Net (loss) income	$(4,345)	$892	$(1,774)	$(1,056)	$9,938	$6,910	$4,631	$8,944

(Loss) income per share:
Basic	$(0.08)	$0.02	$(0.03)	$(0.02)	$0.18	$0.13	$0.09	$0.16
Diluted	$(0.08)	$0.02	$(0.03)	$(0.02)	$0.18	$0.12	$0.08	$0.16

(1) Includes stock based compensation expense (benefit	$2,269	$249	$809	$373	$1,181	$(139)	$3,091	$(2,531)

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Balance	Additions
	at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period
	(in thousands)

Year ended December 31, 2010:
Allowance for doubtful accounts	$2,299	1,388	—	(378)	$3,309
Valuation allowance for deferred taxes	$127,260	1,820	(4,529)	—	$124,551

Year ended December 31, 2009:
Allowance for doubtful accounts	$1,388	995	—	(84)	$2,299
Valuation allowance for deferred taxes	$140,110	(3,114)	(9,736)	—	$127,260

Year ended December 31, 2008:
Allowance for doubtful accounts	$3,858	159	—	(2,629)	$1,388
Valuation allowance for deferred taxes	$145,346	(2,048)	(3,188)	—	$140,110

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (or persons performing similar functions), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the chief executive officer and the chief financial officer (or persons performing similar functions) concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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
In connection with the preparation of this Report, Management conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of PM Systems Corporation (“PMSC”), which S1 acquired on March 4, 2010. At December 31, 2010, and for the period from March 4, 2010, through December 31, 2010, the total assets and total net revenue subject to PMSC’s internal control over financial reporting represented 10% and 5%, respectively, of S1’s consolidated total assets and consolidated net revenue, respectively. Management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in “Part II — Item 8 — Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information required by this item is omitted from this report because we will file our definitive proxy statement within 120 days after the end of the fiscal year covered by this report, and the information included in our definitive proxy statement in sections “Board of Directors and Corporate Governance”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Executive Compensation Tables” is incorporated in this report by reference.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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

Exhibit
No	Exhibit Description

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

10.11
Description of Arrangement for Directors Fees, effective as of June 5, 2010 (filed as Exhibit 10.11 to S1’s Current Report on Form 8-K filed with the SEC on June 9, 2010 and incorporated herein by reference).

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

10.16	Agreement with Pierre Naude dated December 24, 2008.*

10.17	Agreement with Francois van Schoor dated December 24, 2008.*

10.18
Directors’ Deferred Compensation Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on December 19, 2009 and incorporated herein by reference).

10.19	S1 Corporation 2010 Management Incentive Plan (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on February 4, 2010 and incorporated herein by reference).*

21.1	Subsidiaries of S1.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 11, 2011.

S1 CORPORATION
By:	/s/ PAUL M. PARRISH
Paul M. Parrish
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ JOHN W. SPIEGEL	Chairman of the Board	March 11, 2011
John W. Spiegel

/s/ JOHANN DREYER	Chief Executive Officer and Director	March 11, 2011
Johann Dreyer	(Principal Executive Officer)

/s/ PAUL M. PARRISH	Chief Financial Officer	March 11, 2011
Paul M. Parrish	(Principal Financial Officer and
Principal Accounting Officer)

/s/ RAM GUPTA	Director	March 11, 2011
Ram Gupta

/s/ M. DOUGLAS IVESTER	Director	March 11, 2011
M. Douglas Ivester

/s/ THOMAS P. JOHNSON, JR.	Director	March 11, 2011
Thomas P. Johnson, Jr.

/s/ GREGORY J. OWENS	Director	March 11, 2011
Gregory J. Owens

/s/ EDWARD TERINO	Director	March 11, 2011
Edward Terino