Form 10-Q
period 2011-03-31
S1 CORP /DE/
filed 2011-05-05
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding as of May 2, 2011: 53,438,360

S1 CORPORATION
QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$59,920	$61,917
Accounts receivable, net	54,862	44,370
Prepaid expenses	4,566	4,827
Other current assets	7,507	6,612

Total current assets	126,855	117,726
Property and equipment, net	21,937	22,330
Intangible assets, net	11,098	11,846
Goodwill, net	147,895	147,544
Other assets	8,377	10,207

Total assets	$316,162	$309,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,194	$9,779
Accrued compensation and benefits	11,593	9,705
Current portion of debt obligation	56	5,046
Current portion of accrued restructuring	954	1,528
Income taxes payable	156	1,950
Deferred revenues	48,575	38,022
Other current liabilities	2,353	2,853

Total current liabilities	72,881	68,883
Other liabilities	3,059	3,157

Total liabilities	75,940	72,040

Stockholders’ equity:
Common stock, $0.01 par value per share. Authorized 350,000,000 shares. Issued and outstanding 53,421,860 and 53,317,063 shares at March 31, 2011 and December 31, 2010, respectively	534	533
Additional paid-in-capital	1,804,147	1,802,795
Accumulated deficit	(1,563,135)	(1,563,817)
Accumulated other comprehensive loss	(1,324)	(1,898)

Total stockholders’ equity	240,222	237,613

Total liabilities and stockholders’ equity	$316,162	$309,653

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Software licenses	$8,836	$5,739
Support and maintenance	16,130	15,643
Professional services	18,767	17,430
Hosting	14,107	12,347

Total revenue	57,840	51,159

Operating expenses:
Cost of software licenses (1)	599	382
Cost of professional services, support and maintenance (1)	23,113	19,414
Cost of hosting (1)	7,345	6,668
Selling and marketing	7,281	6,684
Product development	8,783	8,720
General and administrative	6,766	7,047
Depreciation and amortization	2,533	2,386

Total operating expenses	56,420	51,301

Operating income (loss)	1,420	(142)

Interest income	47	56
Interest expense	(152)	(120)
Other non-operating expenses	(182)	(157)

Interest and other expense, net	(287)	(221)

Income (loss) before income tax expense	1,133	(363)
Income tax expense	(451)	(693)

Net income (loss)	$682	$(1,056)

Net income (loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average common shares outstanding — basic	53,382,817	51,743,937
Weighted average common shares outstanding — fully diluted	54,126,619	51,743,937

(1)	Excludes charges for depreciation. Cost of software licenses includes amortization of acquired technology.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$682	$(1,056)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,825	2,565
Provision for doubtful accounts receivable and billing adjustments	61	48
Deferred income taxes	(30)	(106)
Stock-based compensation expense	844	373
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(10,511)	11,548
Decrease (increase) in prepaid expenses and other assets	1,381	(405)
(Decrease) increase in accounts payable and other liabilities	(1,726)	382
Increase (decrease) in accrued compensation and benefits	2,040	(2,107)
(Decrease) increase in income taxes payable	(1,852)	498
Increase in deferred revenue	10,431	6,334

Net cash provided by operating activities	4,145	18,074

Cash flows from investing activities:
Purchases of investment securities	—	(1,117)
Acquisitions, net of acquired cash	—	(29,249)
Purchases of property, equipment and technology	(1,713)	(908)

Net cash used in investing activities	(1,713)	(31,274)

Cash flows from financing activities:
Proceeds (payments) from the exercise of stock awards	309	(48)
Payments on capital leases and debt obligations	(4,997)	(332)

Net cash used in financing activities	(4,688)	(380)

Effect of exchange rate changes on cash and cash equivalents	259	39

Net decrease in cash and cash equivalents	(1,997)	(13,541)
Cash and cash equivalents at beginning of period	61,917	61,784

Cash and cash equivalents at end of period	$59,920	$48,243

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
We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of our financial position as of March 31, 2011, our results of operations for the three months ended March 31, 2011, and our cash flows for the three months ended March 31, 2011. The data in the condensed consolidated balance sheet as of December 31, 2010 was derived from our audited consolidated balance sheet as of December 31, 2010, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011 or for any other period. We have evaluated the events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2011 for items that could potentially be recognized or disclosed in these financial statements.
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

3. FAIR VALUE MEASUREMENTS
U.S. GAAP defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 which is defined as observable inputs such as quoted prices in active markets;
•	Level 2 which is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 which is defined as unobservable inputs in which little or no market data exists therefore requiring an entity to develop its own assumptions.
The carrying value approximates fair value for our cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed-term deposits approximate their carrying value as the principal is fixed and were included in other current assets. Our long-term debt in 2010 had a fixed interest rate and the fair value was determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. Deferred compensation consisted of deferred cash fees for members of our Board of Directors that were issued as deferred cash units, the fair value of which is remeasured each period based on our closing stock price and were included in long-term other liabilities.
The liability for deferred compensation below was the only financial instrument that was remeasured on a recurring basis as of the respective reporting dates and we determined that the liability was Level 1 in the fair value hierarchy. The fair value estimates of our financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets
Cash and cash equivalents	$59,920	$59,920	$61,917	$61,917
Restricted fixed term deposit	2,000	2,000	2,000	2,000
Liabilities
Debt obligation, excluding current portion	32	34	35	36
Deferred compensation	308	308	298	298
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Billed receivables	$48,697	$35,264
Unbilled receivables	9,369	12,415
Allowance for doubtful accounts and billing adjustments	(3,204)	(3,309)

Total	$54,862	$44,370

Billed accounts receivables that were more than 90 days past due accounted for 17% and 16% of the billed accounts receivable balance, excluding allowance for doubtful accounts and billing adjustments, as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, 52% and 60% of the unbilled receivables, respectively, related to an implementation for an international branch customer. Unbilled receivables generally relate to professional services projects with milestone billings where revenue is recognized as services are rendered and billings are sent to customers in accordance with the terms of the contract, primarily at project milestone dates. We expect to bill and collect these amounts within one year of the balance sheet date.

5. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Restricted cash and escrow deposits	$2,477	$2,063
Taxes receivable	1,251	1,582
Deferred tax assets, net	2,156	1,859
Other	1,623	1,108

Total	$7,507	$6,612

6. GOODWILL AND INTANGIBLE ASSETS
Our goodwill balances below include accumulated impairment losses that were recorded in December 2000 of $212.8 million for our Banking: Large FI segment and $258.1 million for our Banking: Community FI segment. The changes in the carrying value of our goodwill for the three months ended March 31, 2011 were as follows (in thousands):

		Banking:	Banking:
	Payments	Large FI	Community FI	Total

Goodwill, net as of December 31, 2010	$58,343	$51,756	$37,445	$147,544
Effect of foreign currency translations	24	307	20	351

Goodwill, net as of March 31, 2011	$58,367	$52,063	$37,465	$147,895

The changes in the net carrying amount of intangible assets during the three months ended March 31, 2011 were due to amortization expense and the impact of changes in foreign exchange rates. Our intangible assets consisted of the following (in thousands):

	As of March 31, 2011
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(121)	$—
Acquired technology	25,328	(21,938)	3,390
Customer lists	18,190	(10,482)	7,708

Total	$43,639	$(32,541)	$11,098

	As of December 31, 2010
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(101)	$20
Acquired technology	25,328	(21,646)	3,682
Customer lists	18,196	(10,052)	8,144

Total	$43,645	$(31,799)	$11,846

Amortization expense of acquired technology, included in Cost of software licenses, and amortization expense of customer relationships, included in Depreciation and amortization of other intangible assets, were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Trade names	$20	$10
Acquired technology	292	179
Customer lists	431	322

Total	$743	$511

Based upon our current intangible assets, we estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2011	2012	2013	2014	2015

Payments	$524	$524	$524	$442	$34
Banking: Large FI	245	184	—	—	—
Banking: Community FI	2,089	1,493	1,277	1,277	712

Total	$2,858	$2,201	$1,801	$1,719	$746

7. INCOME TAXES
FASB ASC 740 Income Taxes and FASB ASC 270 Interim Reporting requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions in which our business operates, it is difficult to produce accurate income forecasts by jurisdiction and appropriately apply the net operating losses we have in these various jurisdictions in the forecast. Therefore, a reliable annual effective tax rate cannot be estimated for the full year and we use a year-to-date effective tax rate that is updated each quarter as our effective tax rate can vary depending on the jurisdiction in which our income is generated. Since our deferred tax assets in the United States and Thailand are reserved with a valuation allowance, changes in certain temporary items, such as stock-based compensation, can significantly impact our effective tax rate on a quarterly and annual basis. In addition, income tax expense from international jurisdictions and the impact of the valuation allowance with the deferred tax assets in the United States and Thailand may cause significant variations between income tax expense and pre-tax U.S. GAAP income (loss). During the three months ended March 31, 2011, our effective tax rate was 40% which was above the expected statutory tax rate primarily due to the impact of losses in a foreign jurisdiction in which we did not record an income tax benefit.
8. STOCK-BASED COMPENSATION PLANS
We maintain certain stock-based compensation plans providing for the grant of stock options, restricted stock, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. Our 2003 Stock Incentive Plan (Amended and Restated effective February 26, 2008) is the only plan that provides for new grants. Awards that are settled in cash do not count against the maximum number of shares in these plans. During the three months ended March 31, 2011, we did not grant any stock-based compensation awards. There was no capitalized stock-based compensation cost as of March 31, 2011.

If all outstanding options were exercised, all restricted stock vested, and all available grants were issued and exercised as of March 31, 2011, our stock-based compensation plans would provide for the issuance of common stock as follows (in thousands):

Number of
Shares

Grants available under 2003 Stock Incentive Plan	1,271
Stock options outstanding	5,762
Restricted stock outstanding	1,170

Total	8,203

As of March 31, 2011, all SARs have vested with a liability of $1.9 million based on the Black-Scholes valuation, which uses our outstanding closing stock price, among other factors, as of March 31, 2011. The outstanding SARs are cash-settled awards and, accordingly, we will record changes in fair value until they are settled.
Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. The SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense to change thus impacting our stock-based compensation expense until the SARs are settled. The overall decrease in our stock price during the quarters presented resulted in a decrease of our SARs liability which was reflected in our stock-based compensation expense. The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Operating expenses:
Cost of professional services, support and maintenance	$35	$67
Cost of hosting	30	31
Selling and marketing	89	(76)
Product development	93	(23)
General and administrative	597	374

Total stock-based compensation expense	$844	$373

Grant type:
Stock options	$363	$467
Restricted stock	681	598
Stock appreciation rights	(200)	(692)

Total stock-based compensation expense	$844	$373

9. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$682	$(1,056)
Other comprehensive income (loss):
Currency translation adjustment, net of taxes	574	(961)

Total other comprehensive income (loss)	574	(961)

Comprehensive income (loss)	$1,256	$(2,017)

10. SEGMENT REPORTING AND MAJOR CUSTOMERS
S1 Corporation is a leading global provider of payments and financial services software solutions. We manage our business in three operating segments: Payments, Banking: Large FI, and Banking: Community FI. We evaluate the performance of our operating segments based on their contribution before Interest and other expense, net and Income tax expense, as reflected in the tables presented below for the three months ended March 31, 2011 and 2010. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income (loss) for our reportable segments (in thousands):

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
		Banking:	Banking:			Banking:	Banking:
	Payments	Large FI	Community FI	Total	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$4,907	$1,766	$2,163	$8,836	$3,325	$645	$1,769	$5,739
Support and maintenance	6,060	5,431	4,639	16,130	5,301	5,246	5,096	15,643
Professional services	4,697	13,084	986	18,767	3,904	12,649	877	17,430
Hosting	308	5,755	8,044	14,107	306	6,199	5,842	12,347

Total revenue	$15,972	$26,036	$15,832	$57,840	$12,836	$24,739	$13,584	$51,159

Operating expenses:
Cost of software licenses	18	126	455	599	114	128	140	382
Cost of professional services, support and maintenance	5,810	11,926	5,377	23,113	4,352	9,901	5,161	19,414
Cost of hosting	375	3,642	3,328	7,345	212	3,720	2,736	6,668
Selling and marketing	3,458	2,154	1,669	7,281	2,982	2,280	1,422	6,684
Product development	1,540	4,188	3,055	8,783	1,455	4,221	3,044	8,720
General and administrative	2,249	2,547	1,970	6,766	2,034	3,175	1,838	7,047
Depreciation and amortization	510	1,104	919	2,533	467	1,088	831	2,386

Total operating expenses	13,960	25,687	16,773	56,420	11,616	24,513	15,172	51,301

Operating income (loss)	$2,012	$349	$(941)	$1,420	$1,220	$226	$(1,588)	$(142)

Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Banking: Large FI segment. We derived 9% and 15% of our total revenue from State Farm during the three months ended March 31, 2011 and 2010, respectively. Our Banking: Large FI segment derived 20% and 32% of the segment’s revenue from State Farm during the three months ended March 31, 2011 and 2010, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011.
Geography. Our geographic regions are the Americas and International in Europe, Middle East and India (“EMEI”), Asia-Pacific (“APAC”) and Africa. Revenue by geographic region includes intercompany services performed for other regions. Our long-lived assets in the international regions primarily are property and equipment. The following table shows revenue and long-lived assets by geographic region (in thousands):

	Revenue		Property and Equipment
	Three Months Ended March 31,		March 31,	December 31,
	2011	2010	2011	2010

Americas	$42,058	$37,194	$19,374	$19,685
International:
EMEI	9,277	7,422	995	1,013
Africa	3,547	3,305	1,327	1,461
APAC	2,958	3,238	241	171

Total	$57,840	$51,159	$21,937	$22,330

11. NET INCOME (LOSS) PER COMMON SHARE
We calculate net income per share by allocating income between the weighted average common shares outstanding and the weighted average outstanding participating securities during periods in which we record net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period, as the effect of applying the two-class method would be anti-dilutive. Because of our net loss in the three months ended March 31, 2010, we did not include 0.6 million shares of common stock issuable upon the exercise of stock options as they would have an anti-dilutive effect on our loss per share for that period. The following table presents the calculation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic income (loss) per share:
Net income (loss)	$682	$(1,056)	$682	$(1,056)
Amount allocated to participating restricted stockholders	(15)	—	—	—

Net income (loss) available to common stockholders	$667	$(1,056)	$682	$(1,056)

Basic weighted average common shares outstanding	53,383	51,744	52,228	51,744
Basic income (loss) per share	$0.01	$(0.02)	$0.01	$(0.02)

Diluted income (loss) per share:
Net income (loss)	$682	$(1,056)	$682	$(1,056)
Amount allocated to participating restricted stockholders	(15)	—	—	—

Net income (loss) available to common stockholders	$667	$(1,056)	$682	$(1,056)

Basic weighted average common shares outstanding	53,383	51,744	52,228	51,744
Dilutive effect of employee stock options	744	—	—	—

Diluted weighted average common shares outstanding	54,127	51,744	52,228	51,744
Diluted income (loss) per share	$0.01	$(0.02)	$0.01	$(0.02)

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
When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You are urged to read the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).
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
In February 2011, we amended certain agreements (collectively, the “Amendments”) with an international branch customer to (i) reduce the scope of the project with this customer, and (ii) revise billing milestones. In exchange for these contract modifications, we granted the customer licenses to certain of our software products (the “Licensed Products”). Pursuant to the Amendments, this customer is entitled to normal and customary upgrades and enhancements related to the Licensed Products for up to seven years at no additional cost. Consequently, we allocated a portion of the revenue from this project to the fair value of this obligation which, when netted against the favorable impact of the reduction in project scope, reduced our revenue in the first quarter of 2011 by approximately $1.3 million.
In March 2010, we acquired PM Systems Corporation (“PMSC”) which provides Internet banking, bill payment and security services to credit unions in the United States. In August 2010, in support of establishing an office in Latin America, we acquired certain assets and employees from a company that resold our products in Latin America (the “Reseller”). Our results of operations reflect the performance of PMSC and the Reseller since their respective dates of acquisition.

Summary financial results. Our revenue was $57.8 million for the three months ended March 31, 2011 which was an increase of $6.7 million, or 13%, as compared to the same period in 2010 due primarily to higher Software licenses revenue across all segments, growth of Professional services revenue in our Payments and Banking: Large FI segments, and higher Hosting revenue in our Banking: Community FI segment primarily due to the PMSC acquisition in March 2010. For the three months ended March 31, 2011, our net income of $0.7 million was an increase of $1.7 million as compared to the same period in 2010 primarily as a result of this revenue growth, partially offset by an increase in professional services costs to accommodate project and customer support growth.
During the three months ended March 31, 2011, we generated $4.1 million in cash provided by operating activities primarily from earnings adjusted for the effect of non-cash expenses. In February 2011, we paid in full the note payable relating to our corporate headquarters of $5.0 million less the return of $1.6 million held as collateral deposit.
Revenue from Significant Customers
Revenue from State Farm was 9% and 15% of our total revenue and 20% and 32% of our Banking: Large FI segment’s revenue during the three months ended March 31, 2011 and 2010, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect to generate approximately $16 — $17 million in revenue in 2011 from this customer.
Revenue Backlog
Our estimated revenue backlog includes revenue for Software licenses including term licenses, Professional services, and Hosting services, as specified in executed contracts that we believe will be recognized in revenue over the next twelve months. Revenue backlog associated with the State Farm business, the custom development for an international branch customer, and our Banking: Community FI segment is excluded from the revenue backlog totals. As of March 31, 2011 and December 31, 2010, our estimate of revenue backlog was $64.3 million and $62.8 million, respectively. We believe that presenting this estimate provides supplemental information and an alternative presentation useful to investors understanding trends in our business including the shift we are experiencing toward recognizing more software license revenue using the percentage of completion method. However, our estimated revenue backlog is based on a number of assumptions and is subject to a number of factors, many of which are completely outside of our control. Please see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further discussion.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth our statement of operations for the specified periods (in thousands, except for per share and percentage data):

	Three Months Ended
	March 31,
	2011	2010	Change
Revenue:
Software licenses	$8,836	$5,739	54%
Support and maintenance	16,130	15,643	3%
Professional services	18,767	17,430	8%
Hosting	14,107	12,347	14%

Total revenue	57,840	51,159	13%

Operating Expenses:
Cost of software licenses (1)	599	382	57%
Cost of professional services, support and maintenance (1)	23,113	19,414	19%
Cost of hosting (1)	7,345	6,668	10%
Selling and marketing	7,281	6,684	9%
Product development	8,783	8,720	1%
General and administrative	6,766	7,047	-4%
Depreciation and amortization	2,533	2,386	6%

Total operating expenses	56,420	51,301	10%

Operating income (loss)	1,420	(142)	1100%
Interest and other expense, net	(287)	(221)	30%

Income (loss) before income tax expense	1,133	(363)	412%
Income tax expense	(451)	(693)	-35%

Net income (loss)	$682	$(1,056)	165%

Net income (loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Effective tax rate	40%	-191%

Operating expenses as a percent of revenue:
Cost of software licenses (2)	7%	7%
Cost of professional services, support and maintenance (2)	66%	59%
Cost of hosting (2)	52%	54%
Selling and marketing	13%	13%
Product development	15%	17%
General and administrative	12%	14%
Depreciation and amortization	4%	5%

Operating income (loss)	2%	0%

Net income (loss)	1%	-2%

(1)	The Cost of software licenses, professional services, support and maintenance, and hosting excludes charges for depreciation. The Cost of software licenses includes amortization of acquired technology.

(2)	Each cost of revenue is a percentage of the applicable revenue type for the periods presented.

RESULTS OF OPERATIONS — COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

		Banking:	Banking:
(In thousands)	Payments	Large FI	Community FI	Total

Total revenue
Three months ended March 31, 2011	$15,972	$26,036	$15,832	$57,840
Three months ended March 31, 2010	12,836	24,739	13,584	51,159

Revenue growth	3,136	1,297	2,248	6,681
Percentage change	24%	5%	17%	13%

Total operating income (loss)
Three months ended March 31, 2011	$2,012	$349	$(941)	$1,420
Three months ended March 31, 2010	1,220	226	(1,588)	(142)

Change in operating income (loss)	792	123	647	1,562
Percentage change	65%	54%	41%	1100%
Revenue. Our revenue for the three months ended March 31, 2011 increased $6.7 million, or 13%, as compared to the same period in 2010 primarily due to higher Software licenses revenue across all segments, growth in Professional services revenue in our Payments and Banking: Large FI segments, and higher Hosting revenue in our Banking: Community FI segment primarily due to PMSC which was acquired in March 2010. Banking: Large FI segment’s Professional services revenue included a decline in revenue from State Farm of $1.7 million and from an international branch customer of $1.4 million. Revenue was favorably impacted in the first quarter of 2011 as a result of changes in foreign exchange rates by approximately $0.4 million primarily for operations in Europe and South Africa in the Payments segment.
Payments segment revenue increased primarily due to higher Software licenses revenue as the first quarter of 2011 included an increase in the number of licenses recognized over the implementation period and license volume upgrades. Professional services revenue increased in this segment in the first quarter of 2011 from project growth due to increased bookings. Additionally, Professional services revenue was negatively impacted in the first quarter of 2010 as a result of increases in the size and complexity of certain projects. The increase in Support and maintenance revenue in this segment in the first quarter 2011 reflects the continued growth in Software licensing activity. The acquisition of certain assets and employees of the Reseller did not materially impact revenue in the first quarter of 2011.
Banking: Large FI segment revenue increased primarily due to higher Software licenses revenue as the number of licenses recognized over the implementation period increased from the prior year’s period. Professional services revenue in this segment increased mainly from project growth due to increased bookings partially offset by the decline in business with State Farm of $1.7 million and with an international branch customer of $1.4 million. Professional services revenue for the international branch customer included a reduction of approximately $1.3 million in revenue as we netted the allocation of a portion of revenue for upgrade and enhancement obligations against the favorable impact of the reduction in project scope resulting from the Amendments entered into in the first quarter of 2011. Banking: Large FI segment’s Hosting revenue decreased primarily due to the decline in business with State Farm.
Banking: Community FI segment revenue increased largely due to a revenue increase of $2.5 million from PMSC, which is reflected mainly in Hosting revenue. Software licenses revenue growth in this segment included a license volume upgrade for a branch customer in the first quarter of 2011. The migration of Banking: Community FI’s customers to this segment’s new platform negatively impacted revenue growth in the first quarter of 2011 as this migration effort impacted our ability to add new customers. We expect that the migrations will continue to impact revenue growth in this segment during 2011.
Operating income (loss). Our operating income increased $1.6 million in the first quarter of 2011 as compared to the same period in 2010 mainly due to revenue growth for both the Payments and Banking: Large FI segments and the acquisition of PMSC (which is reflected in our Banking: Community FI segment), partially offset by growth in professional services and support personnel to accommodate customer and project growth. We incurred lower professional fees as the prior year’s period included non-recurring professional fees of $1.2 million related to legal fees and transaction costs offset by higher accruals for variable cash incentives in 2011. The impact on revenue from changes in foreign exchange rates in the first quarter of 2011 was generally offset by the impact in operating expenses as most of our foreign operations are naturally hedged.

Payments segment operating income increased $0.8 million for the first quarter of 2011 as compared to the same period in 2010 primarily as a result of an increase in Software licenses and Professional services revenue and lower professional fees as the prior year’s period included non-recurring professional fees. Additionally, we incurred growth in professional services and support personnel to accommodate customer and project growth and incurred higher accruals for variable cash incentives. The acquisition of certain assets and employees of the Reseller did not materially impact Payments segment operating results during the first quarter of 2011.
Banking: Large FI segment operating income increased $0.1 million for the first quarter of 2011 as compared to the same period in 2010 primarily as a result of an increase in Software licenses and Professional services revenue offset by growth in professional services and support personnel to accommodate customer and project growth. Banking: Large FI segment’s operating income was reduced by higher accruals for variable cash incentives offset by non-recurring professional fees in the first quarter of 2010.
Banking: Community FI segment operating loss decreased $0.6 million for the first quarter of 2011 as compared to the same period in 2010 due mainly to the acquisition of PMSC in March 2010, which contributed operating income of approximately $0.3 million in the first quarter of 2011 compared to a loss of $0.2 million in the first quarter of 2010. Banking: Community FI segment’s operating loss was impacted by the migration of customers to this segment’s new platform. We expect that the costs of migrating customers to Banking: Community FI’s new platform will decline towards the end of 2011.
Interest and other expense, net. Interest and other expense, net was primarily impacted by net foreign exchange losses and withholding taxes related to international trade receivables and payment of intercompany services.
Income tax expense. During the three months ended March 31, 2011, we had income tax expense of $0.5 million primarily from income tax expense in certain foreign jurisdictions where we do not have net operating loss carryforwards to offset income and the impact of losses in a foreign jurisdictions in which we did not record an income tax benefit.
Liquidity and Capital Resources
Our primary source of cash is cash collections from our customers following the purchase of software licenses, support and maintenance, professional services and hosting services. Payments from customers for support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, facilities and capital expenditures. The following tables show selected information about our cash flows during the three months ended March 31, 2011 and 2010 and selected balance sheet data as of March 31, 2011 and December 31, 2010 (in thousands):

	Three Months ended March 31,
	2011	2010
Net cash provided by operating activities before changes in operating assets and liabilities	$4,382	$1,824
Change in operating assets and liabilities	(237)	16,250

Net cash provided by operating activities	4,145	18,074
Net cash used in investing activities	(1,713)	(31,274)
Net cash used in financing activities	(4,688)	(380)
Effect of exchange rates on cash and cash equivalents	259	39

Net decrease in cash and cash equivalents	$(1,997)	$(13,541)

	March 31,	December 31,
	2011	2010

Cash and cash equivalents	$59,920	$61,917
Working capital (1)	53,974	48,843
Total assets	316,162	309,653
Total stockholders’ equity	240,222	237,613

(1)	Working capital includes deferred revenue of $48.6 million and $38.0 million as of March 31, 2011 and December 31, 2010, respectively.
Operating Activities. For the three months ended March 31, 2011, cash provided by operating activities of $4.1 million was primarily due to cash generated from our earnings adjusted for the effect of non-cash expenses. Accounts receivable and deferred revenue increased equally for billings in advance of professional services and deferred software licenses recognized over the implementation period. Our unbilled receivables of $9.4 million as of March 31, 2011 related to revenue recognized on professional services projects in advance of milestone billings that we expect to bill and collect in future quarters. As of March 31, 2011, 52% of the unbilled receivables related to the custom development project for an international branch customer. During the first quarter of 2011, we made restructuring payments of $0.6 million for facilities vacated in prior years and expect to have net cash expenditures of approximately $1.0 million as the leases expire by the end of 2011.
Investing Activities. For the three months ended March 31, 2011, cash used in investing activities was for capital expenditures of $1.7 million primarily related to computer equipment.
Financing Activities. For the three months ended March 31, 2011, cash used in financing activities was $4.7 million mainly due to the payment of approximately $5.0 million for our notes payable relating to our corporate headquarters in February 2011 which was funded from our cash reserves in the United States.
Contractual Obligations and Off-Balance Sheet Arrangements. We generally do not engage in off balance sheet arrangements in the normal course of business, but we enter into operating lease arrangements and purchase commitments in the normal course of business. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our operating lease arrangements and purchase commitments.
Stock appreciation rights awards. As of March 31, 2011, we have a cash liability of approximately $1.9 million related to our SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on the Black-Scholes valuation, which uses our closing stock price, among other factors, as of March 31, 2011.
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
Recent Accounting Pronouncements
In October 2009, FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on the selling price method. The change is effective January 1, 2011. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, the adoption of this change did not have a material effect on our results of operations.

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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under other assumptions or conditions. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial position and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. To see further discussion of all the accounting policies and related disclosures, please read our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC. Our critical accounting policies and estimates include those related to:
•	revenue recognition;
•	estimation of our allowance for doubtful accounts and billing adjustments;
•	valuation and recoverability of long-lived assets, including goodwill;
•	determination of the fair value of stock-based compensation; and
•	income taxes.
Effects of Foreign Currencies
Our revenue and net income were impacted by foreign exchange rate fluctuations mainly for transactions in the British Pound, South African Rand, Indian Rupee and the European Euro. Generally, expenses are denominated in the same currency as our revenue and the exposure to rate changes is naturally hedged for transactions in the British Pound and European Euro which minimizes the impact to net income. However, our development center in India is not naturally hedged as their costs are in the local currency but are funded in U.S. Dollars and British Pounds. Additionally, our South African operations are mostly naturally hedged as some of the development and professional services performed are funded in U.S. Dollars and British Pounds. Please refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 for a further discussion of potential foreign currency risks. The estimated effect on our condensed consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in thousands, except per share data):

	Three Months Ended March 31, 2011
	At Prior Year
	Exchange	Exchange Rate
	Rates (1)	Effect	As reported

Revenue	$57,400	$440	$57,840
Operating expenses	55,760	660	56,420

Operating income	1,640	(220)	1,420
Net income	892	(210)	682

Diluted net income per share	$0.02	$(0.01)	$0.01

(1)	Current year results translated into U.S. Dollars using prior year’s period average exchange rates.

Stock-based Compensation
Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. The SARs expense (benefit) is recalculated each quarter based on an updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense (benefit) to change thus impacting our stock-based compensation expense until the SARs are settled. The overall decrease in our stock price during the quarters presented resulted in a decrease in our SARs liability which was reflected in our stock-based compensation expense. The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Operating expenses:
Cost of professional services, support and maintenance	$35	$67
Cost of hosting	30	31
Selling and marketing	89	(76)
Product development	93	(23)
General and administrative	597	374

Total stock-based compensation expense	$844	$373

Grant type:
Stock options	$363	$467
Restricted stock	681	598
Stock appreciation rights	(200)	(692)

Total stock-based compensation expense	$844	$373

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures include the effect of foreign currency fluctuations, interest rate changes, and changes in the market values of our investments. During the three months ended March 31, 2011, there were no material changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of March 31, 2011, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective as of March 31, 2011 in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As originally disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on May 28, 2010, Leon Stambler filed a complaint in the Eastern District of Texas against 29 named defendants including S1 Corporation and S1, Inc. (collectively, “S1”) and other financial software services providers. The complaint alleges infringement of two patents generally relating to encryption technology. In his complaint, Stambler is seeking unspecified monetary damages. The case is at a preliminary stage. S1 intends to vigorously defend itself in the litigation.
There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which our or any of our subsidiaries’ property is subject.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 5, 2011.

S1 CORPORATION
By:	/s/ PAUL M. PARRISH
Paul M. Parrish Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)