Form 10-Q
period 2011-06-30
S1 CORP /DE/
filed 2011-08-04
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding as of July 27, 2011: 54,017,106

S1 CORPORATION
QUARTERLY PERIOD ENDED JUNE 30, 2011

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three Months Ended and Six Months Ended June 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended and Six Months Ended June 30, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 6. Exhibits	26

Signature	28

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$71,720	$61,917
Accounts receivable, net	54,349	44,370
Prepaid expenses	4,612	4,827
Other current assets	8,759	6,612

Total current assets	139,440	117,726
Property and equipment, net	21,196	22,330
Intangible assets, net	10,411	11,846
Goodwill, net	148,236	147,544
Other assets	7,830	10,207

Total assets	$327,113	$309,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,975	$9,779
Accrued compensation and benefits	14,249	9,705
Current portion of debt obligation	36	5,046
Accrued restructuring	412	1,528
Income taxes payable	375	1,950
Deferred revenues	50,018	38,022
Other current liabilities	3,281	2,853

Total current liabilities	80,346	68,883
Other liabilities	3,084	3,157

Total liabilities	83,430	72,040

Stockholders’ equity:
Common stock, $0.01 par value per share. Authorized 350,000,000 shares. Issued and outstanding 53,925,731 and 53,317,063 shares at June 30, 2011 and December 31, 2010, respectively	539	533
Additional paid-in-capital	1,805,627	1,802,795
Accumulated deficit	(1,561,628)	(1,563,817)
Accumulated other comprehensive loss	(855)	(1,898)

Total stockholders’ equity	243,683	237,613

Total liabilities and stockholders’ equity	$327,113	$309,653

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Software licenses	$9,123	$4,832	$17,959	$10,571
Support and maintenance	16,978	15,145	33,108	30,788
Professional services	23,059	17,870	41,826	35,300
Hosting	14,165	13,927	28,272	26,274

Total revenue	63,325	51,774	121,165	102,933

Operating expenses:
Cost of software licenses (1)	525	569	1,124	951
Cost of professional services, support and maintenance (1)	24,943	20,661	48,056	40,075
Cost of hosting (1)	7,031	6,893	14,376	13,561
Selling and marketing	7,208	6,871	14,489	13,555
Product development	8,537	8,753	17,320	17,473
General and administrative	9,546	5,928	16,312	12,975
Depreciation and amortization	2,575	2,635	5,108	5,021

Total operating expenses	60,365	52,310	116,785	103,611

Operating income (loss)	2,960	(536)	4,380	(678)

Interest income	66	55	113	111
Interest expense	(54)	(118)	(206)	(238)
Other non-operating expenses	(746)	(315)	(928)	(472)

Interest and other expense, net	(734)	(378)	(1,021)	(599)

Income (loss) before income tax expense	2,226	(914)	3,359	(1,277)
Income tax expense	(719)	(860)	(1,170)	(1,553)

Net income (loss)	$1,507	$(1,774)	$2,189	$(2,830)

Net income (loss) per share:
Basic	$0.03	$(0.03)	$0.04	$(0.05)
Diluted	$0.03	$(0.03)	$0.04	$(0.05)

Weighted average common shares outstanding — basic	53,565,639	51,843,559	53,474,733	51,791,139
Weighted average common shares outstanding — diluted	54,430,596	51,843,559	54,277,418	51,791,139

(1)	Excludes charges for depreciation. Cost of software licenses includes amortization of acquired technology.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,189	$(2,830)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,692	5,492
Provision for doubtful accounts receivable and billing adjustments	(32)	928
Deferred income taxes	243	(556)
Stock-based compensation expense	2,485	1,182
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(9,595)	10,698
Decrease (increase) in prepaid expenses and other assets	421	(380)
Increase in accounts payable and other liabilities	1,555	388
Increase (decrease) in accrued compensation and benefits	4,039	(2,296)
(Decrease) increase in income taxes payable	(1,668)	932
Increase in deferred revenue	11,609	9,753

Net cash provided by operating activities	16,938	23,311

Cash flows from investing activities:
Purchases of investment securities	—	(1,117)
Maturities of investment securities	—	1,071
Acquisitions, net of acquired cash	—	(29,249)
Purchases of property, equipment and technology	(3,039)	(3,076)

Net cash used in investing activities	(3,039)	(32,371)

Cash flows from financing activities:
Proceeds (payments) from the exercise of stock awards	847	(148)
Payments on capital leases and debt obligations	(5,023)	(667)

Net cash used in financing activities	(4,176)	(815)

Effect of exchange rate changes on cash and cash equivalents	80	(202)

Net increase (decrease) in cash and cash equivalents	9,803	(10,077)
Cash and cash equivalents at beginning of period	61,917	61,784

Cash and cash equivalents at end of period	$71,720	$51,707

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
We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of our financial position as of June 30, 2011, our results of operations for the three months and six months ended June 30, 2011, and our cash flows for the six months ended June 30, 2011. The data in the condensed consolidated balance sheet as of December 31, 2010 was derived from our audited consolidated balance sheet as of December 31, 2010, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011 or for any other period.
Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on the selling price method. The change was effective January 1, 2011. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, the adoption of this change did not have a material effect on our results of operations.
In October 2009, the FASB amended FASB ASC 985-605 Software: Revenue Recognition to exclude from its scope all tangible products containing both software and non-software components that operate together to deliver the product’s functions. The change was effective January 1, 2011. As this change does not affect revenue arrangements that have no tangible products or contracts that bundle services and software, the adoption of this change did not have a material effect on our results of operations since most of our arrangements have little to no tangible products.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for annual and interim periods beginning on or after December 15, 2011, and is to be applied retrospectively. The adoption of this guidance is a financial presentation change and is not expected to have an impact on our consolidated results of operations.
3. BUSINESS COMBINATION
On June 26, 2011, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Finland Holdings (2011) Ltd. (“Merger Sub”), a company organized under the laws of Israel and a wholly owned direct subsidiary of S1, and Fundtech Ltd., a company organized under the laws of Israel (“Fundtech”). Pursuant to the terms of the Merger Agreement, which have been approved by the boards of directors of S1, Merger Sub and Fundtech, Merger Sub will be merged with and into Fundtech, with Fundtech surviving the merger and becoming a wholly owned subsidiary of S1 (the “Merger”).
Under the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each ordinary share of Fundtech issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into 2.72 shares (the “Exchange Ratio”) of S1’s common stock. Based on the number of outstanding shares of common stock of S1 and ordinary shares of Fundtech, S1’s stockholders immediately prior to the effective time and Fundtech shareholders immediately prior to the effective time are expected to hold approximately 55% and 45%, respectively, of the outstanding shares of the combined company following the Merger.
The Merger Agreement contains customary covenants, representations and warranties of the parties, including, among others, a covenant by each of S1 and Fundtech to conduct its respective business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to engage in certain kinds of activities during such period. Each of S1 and Fundtech has agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) enter into discussions or negotiations or an agreement concerning, or provide confidential information in connection with, any alternative proposals for alternative business combination transactions. Each of these covenants is subject to exceptions as provided in the Merger Agreement.
The Merger is expected to close in the fourth quarter of 2011 and consummation of the Merger is subject to a number of conditions, including, but not limited to (i) the approval by the stockholders of S1 of the issuance of the shares of common stock of S1 to the shareholders of Fundtech in connection with the transaction (the “Share Issuance Approval”); (ii) the approval by the stockholders of S1 of the amendment to the certificate of incorporation of S1 to change S1’s name to “Fundtech Corporation” (the “Certificate Amendment Approval,” and, together with the Share Issuance Approval, the “S1 Stockholder Approval”); (iii) the approval of the Merger Agreement by the shareholders and, if necessary, the creditors of Fundtech; (iv) the receipt of all required regulatory approvals, including approvals from the district court of Tel Aviv-Jaffa (the “Court Approval”) and certain Israeli governmental entities; (v) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other regulatory approvals; and (vi) the absence of a material adverse effect on either party.
The Merger Agreement contains certain termination rights and provides that upon the termination of the Merger Agreement under specified circumstances, including a change in the recommendation of Fundtech’s board of directors, Fundtech will pay S1 a cash termination fee of $11.9 million. Similarly, in certain circumstances, including a change in the recommendation of S1’s board of directors, S1 will pay to Fundtech a cash termination fee of $14.6 million. Additionally, if the Court Approval is not obtained in certain circumstances, Fundtech is required to pay $3.0 million to S1. Similarly, if the S1 Stockholder Approval is not obtained in certain circumstances, S1 is required to pay $3.0 million to Fundtech.

Refer to the proxy statement, filed with the SEC by S1 on August 3, 2011, for a more complete description of the Merger and related agreements.
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
The carrying value approximates fair value for our cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed-term deposits, which were included in other current assets, approximates their carrying values as the principal was fixed. Our long-term debt had a fixed interest rate and the fair value was determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. Deferred compensation consisted of deferred cash fees for members of our Board of Directors that were issued as deferred cash units, the fair value of which is remeasured each period based on our closing stock price and were included in long-term other liabilities.
The liability for deferred compensation below was the only financial instrument that was remeasured on a recurring basis as of the respective reporting dates and we determined that the liability was Level 1 in the fair value hierarchy. The fair value estimates of our financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets
Cash and cash equivalents	$71,720	$71,720	$61,917	$61,917
Restricted fixed term deposit	2,000	2,000	2,000	2,000
Liabilities
Debt obligation, excluding current portion	27	29	35	36
Deferred compensation	408	408	298	298
5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010

Billed receivables	$48,168	$35,264
Unbilled receivables	9,257	12,415
Allowance for doubtful accounts and billing adjustments	(3,076)	(3,309)

Total	$54,349	$44,370

Billed accounts receivables that were more than 90 days past due accounted for 11% and 16% of the billed accounts receivable balance, excluding allowance for doubtful accounts and billing adjustments, as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, 42% and 60% of the unbilled receivables, respectively, related to an implementation for an international branch customer. Unbilled receivables generally relate to professional services projects with milestone billings where revenue is recognized as services are rendered and billings are sent to customers in accordance with the terms of the contract, primarily at project milestone dates. We expect to bill and collect these amounts within one year of the balance sheet date.
6. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010

Restricted cash and deposits	$2,402	$2,063
Taxes receivable	1,953	1,582
Deferred tax assets, net	2,639	1,859
Other	1,765	1,108

Total	$8,759	$6,612

7. GOODWILL AND INTANGIBLE ASSETS
Our goodwill balances below include accumulated impairment losses that were recorded in December 2000 of $212.8 million for our Banking: Large FI segment and $258.1 million for our Banking: Community FI segment. The changes in the carrying value of our goodwill for the six months ended June 30, 2011 were as follows (in thousands):

		Banking:	Banking:
	Payments	Large FI	Community FI	Total

Goodwill, net as of December 31, 2010	$58,343	$51,756	$37,445	$147,544
Effect of foreign currency translations	390	356	(54)	692

Goodwill, net as of June 30, 2011	$58,733	$52,112	$37,391	$148,236

The changes in the net carrying amount of intangible assets during the six months ended June 30, 2011 were due to amortization expense and the impact of changes in foreign exchange rates. Our intangible assets consisted of the following (in thousands):

	As of June 30, 2011
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(121)	$—
Acquired technology	25,328	(22,230)	3,098
Customer lists	18,231	(10,918)	7,313

Total	$43,680	$(33,269)	$10,411

	As of December 31, 2010
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(101)	$20
Acquired technology	25,328	(21,646)	3,682
Customer lists	18,196	(10,052)	8,144

Total	$43,645	$(31,799)	$11,846

Amortization expense of acquired technology, included in Cost of software licenses, and amortization expense of customer relationships, included in Depreciation and amortization of other intangible assets, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Trade names	$—	$30	$20	$40
Acquired technology	292	292	584	471
Customer lists	432	422	863	745

Total	$724	$744	$1,467	$1,256

Based upon our current intangible assets, we estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2011	2012	2013	2014	2015

Payments	$531	$531	$531	$449	$40
Banking: Large FI	245	184	—	—	—
Banking: Community FI	2,089	1,493	1,277	1,277	712

Total	$2,865	$2,208	$1,808	$1,726	$752

8. INCOME TAXES
FASB ASC 740 Income Taxes and FASB ASC 270 Interim Reporting requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions in which our business operates, it is difficult to produce accurate income forecasts by jurisdiction and appropriately apply the net operating losses we have in these various jurisdictions in the forecast. Therefore, a reliable annual effective tax rate cannot be estimated for the full year and we use a year-to-date effective tax rate that is updated each quarter as our effective tax rate can vary depending on the jurisdiction in which our income is generated. Since our deferred tax assets in the United States and Thailand are reserved with a valuation allowance, changes in certain temporary items, such as stock-based compensation, can significantly impact our effective tax rate on a quarterly and annual basis. In addition, income tax expense from international jurisdictions and the impact of the valuation allowance with the deferred tax assets in the United States and Thailand may cause significant variations between income tax expense and pre-tax U.S. GAAP income (loss). During the six months ended June 30, 2011, our effective tax rate was 35% which was above the expected statutory tax rate primarily due to the impact of losses in a foreign jurisdiction in which we did not record an income tax benefit.
9. STOCK-BASED COMPENSATION PLANS
We maintain certain stock-based compensation plans providing for the grant of stock options, restricted stock, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. Our 2003 Stock Incentive Plan (Amended and Restated effective February 26, 2008) is the only plan that provides for new grants. Awards that are settled in cash do not count against the maximum number of shares in these plans. During the six months ended June 30, 2011, we did not grant any stock-based compensation awards. There was no capitalized stock-based compensation cost as of June 30, 2011. If all outstanding options were exercised, all restricted stock vested, and all available grants were issued and exercised as of June 30, 2011, our stock-based compensation plans would provide for the issuance of common stock as follows (in thousands):

Number of
Shares

Grants available under 2003 Stock Incentive Plan	1,307
Stock options outstanding	5,420
Restricted stock outstanding	820

Total	7,547

As of June 30, 2011, all SARs have vested with a liability of $2.6 million based on the Black-Scholes valuation, which uses our outstanding closing stock price, among other factors, as of June 30, 2011. The outstanding SARs are cash-settled awards and, accordingly, we will record changes in fair value until they are settled.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating expenses:
Cost of professional services, support and maintenance	$37	$74	$72	141
Cost of hosting	30	33	60	64
Selling and marketing	420	89	509	13
Product development	188	14	281	(9)
General and administrative	966	599	1,563	973

Total stock-based compensation expense	$1,641	$809	$2,485	$1,182

Grant type:
Stock options	$304	$412	$667	$879
Restricted stock	643	628	1,324	1,226
Stock appreciation rights	694	(231)	494	(923)

Total stock-based compensation expense	$1,641	$809	$2,485	$1,182

10. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$1,507	$(1,774)	$2,189	$(2,830)
Other comprehensive income (loss):
Currency translation adjustment, net of taxes	469	(1,191)	1,043	(2,152)

Total other comprehensive income (loss)	469	(1,191)	1,043	(2,152)

Comprehensive income (loss)	$1,976	$(2,965)	$3,232	$(4,982)

11. SEGMENT REPORTING AND MAJOR CUSTOMERS
S1 Corporation is a leading global provider of payments and financial services software solutions. We manage our business in three operating segments: Payments, Banking: Large FI, and Banking: Community FI. We evaluate the performance of our operating segments based on their contribution before Interest and other expense, net and Income tax expense, as reflected in the tables presented below for the three months and six months ended June 30, 2011 and 2010. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income (loss) for our reportable segments (in thousands):

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
		Banking:	Banking:			Banking:	Banking:
	Payments	Large FI	Community FI	Total	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$5,333	$2,202	$1,588	$9,123	$2,359	$1,261	$1,212	$4,832
Support and maintenance	6,524	5,676	4,778	16,978	5,161	4,934	5,050	15,145
Professional services	6,041	15,418	1,600	23,059	4,614	11,863	1,393	17,870
Hosting	297	5,903	7,965	14,165	263	6,391	7,273	13,927

Total revenue	$18,195	$29,199	$15,931	$63,325	$12,397	$24,449	$14,928	$51,774

Operating expenses:
Cost of software licenses	13	262	250	525	7	308	254	569
Cost of professional services, support and maintenance	6,593	13,474	4,876	24,943	4,611	10,356	5,694	20,661
Cost of hosting	208	3,381	3,442	7,031	179	3,680	3,034	6,893
Selling and marketing	3,208	2,355	1,645	7,208	2,779	2,529	1,563	6,871
Product development	1,643	4,196	2,698	8,537	1,419	3,972	3,362	8,753
General and administrative	3,201	3,715	2,630	9,546	1,623	2,733	1,572	5,928
Depreciation and amortization	571	1,133	871	2,575	495	1,129	1,011	2,635

Total operating expenses	15,437	28,516	16,412	60,365	11,113	24,707	16,490	52,310

Operating income (loss)	$2,758	$683	$(481)	$2,960	$1,284	$(258)	$(1,562)	$(536)

	Six Months Ended June 30,2011				Six Months Ended June 30,2010
		Banking:	Banking:			Banking:	Banking:
	Payments	Large FI	Community FI	Total	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$10,240	$3,968	$3,751	$17,959	$5,684	$1,906	$2,981	$10,571
Support and maintenance	12,584	11,107	9,417	33,108	10,462	10,180	10,146	30,788
Professional services	10,738	28,502	2,586	41,826	8,518	24,512	2,270	35,300
Hosting	605	11,658	16,009	28,272	569	12,590	13,115	26,274

Total revenue	$34,167	$55,235	$31,763	$121,165	$25,233	$49,188	$28,512	$102,933

Operating expenses:
Cost of software licenses	31	388	705	1,124	121	436	394	951
Cost of professional services, support and maintenance	12,403	25,400	10,253	48,056	8,963	20,257	10,855	40,075
Cost of hosting	583	7,023	6,770	14,376	391	7,400	5,770	13,561
Selling and marketing	6,666	4,509	3,314	14,489	5,761	4,809	2,985	13,555
Product development	3,183	8,384	5,753	17,320	2,874	8,193	6,406	17,473
General and administrative	5,450	6,262	4,600	16,312	3,657	5,908	3,410	12,975
Depreciation and amortization	1,081	2,237	1,790	5,108	962	2,217	1,842	5,021

Total operating expenses	29,397	54,203	33,185	116,785	22,729	49,220	31,662	103,611

Operating income (loss)	$4,770	$1,032	$(1,422)	$4,380	$2,504	$(32)	$(3,150)	$(678)

Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue) in the Banking: Large FI segment. We derived 8% and 13% of our total revenue from State Farm during the three months ended June 30, 2011 and 2010, respectively, and 9% and 14% for the six months ended June 30, 2011 and 2010, respectively. Our Banking: Large FI segment derived 18% and 28% of the segment’s revenue from State Farm during the three months ended June 30, 2011 and 2010, respectively, and 19% and 30% for the six months ended June 30, 2011 and 2010, respectively. We expect our relationship with State Farm to conclude by the end of 2011.
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

	Revenue		Revenue		Property and Equipment
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2011	2010	2011	2010	2011	2010

Americas	$43,552	$36,793	$85,610	$73,987	$18,775	$19,685
International:
EMEI	10,423	6,658	19,700	14,080	918	1,013
Africa	3,500	3,209	7,047	6,514	1,272	1,461
APAC	5,850	5,114	8,808	8,352	231	171

Total	$63,325	$51,774	$121,165	$102,933	$21,196	$22,330

12. NET INCOME (LOSS) PER COMMON SHARE
We calculate net income per share by allocating income between the weighted average common shares outstanding and the weighted average outstanding participating securities during periods in which we record net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period, as the effect of applying the two-class method would be anti-dilutive. Because of our net loss in both the three months and six months ended June 30, 2010, we did not include 0.6 million shares of common stock issuable upon the exercise of stock options as they would have an anti-dilutive effect on our loss per share for those periods. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic income (loss) per share:
Net income (loss)	$1,507	$(1,774)	$2,189	$(2,830)
Amount allocated to participating restricted stockholders	(30)	—	(45)	—

Net income (loss) available to common stockholders	$1,477	$(1,774)	$2,144	$(2,830)

Basic weighted average common shares outstanding	53,566	51,844	53,475	51,791
Basic income (loss) per share	$0.03	$(0.03)	$0.04	$(0.05)

Diluted income (loss) per share:
Net income (loss)	$1,507	$(1,774)	$2,189	$(2,830)
Amount allocated to participating restricted stockholders	(29)	—	(45)	—

Net income (loss) available to common stockholders	$1,478	$(1,774)	$2,144	$(2,830)

Basic weighted average common shares outstanding	53,566	51,844	53,475	51,791
Dilutive effect of employee stock options	865	—	802	—

Diluted weighted average common shares outstanding	54,431	51,844	54,277	51,791
Diluted income (loss) per share	$0.03	$(0.03)	$0.04	$(0.05)

13. SUBSEQUENT EVENTS
Other than the subsequent events disclosed below, we determined that there were no other subsequent events required to be disclosed or recorded as of June 30, 2011 in our financial statements.
On July 8, 2011, S1 Corporation and its wholly owned subsidiary, S1, Inc. (collectively, the “Company”), entered into a Settlement and License Agreement (the “Agreement”) with Leon Stambler (“Stambler”), which settled all claims brought against the Company arising in the civil action filed on May 28, 2010 in the United States District Court for the Eastern District of Texas (the “Court”) captioned Leon Stambler v. Intuit Inc., et al. (the “Litigation”). The Litigation was originally disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. Pursuant to the terms of the Agreement (i) Stambler agreed to grant the Company a license for the use of certain patents (the “Stambler Patents”), (ii) the Company and Stambler agreed to release each other from any and all claims accruing prior to or as of the effective time of the Agreement related in whole or in part to the Litigation or the Stambler Patents, and (iii) the Company agreed to pay Stambler a one-time payment of $260,000 which we have accrued as of June 30, 2011. On July 11, 2011, the Court dismissed the Company, with prejudice, from the Litigation.
On July 26, 2011, the Company received an unsolicited written proposal from ACI Worldwide, Inc. (“ACI”) to acquire the Company for $9.50 per share in a mix of cash and common stock of ACI. On that date, the company publicly announced that it had received ACI’s unsolicited proposal and that the Company’s board of directors would evaluate the terms of ACI’s proposal in a manner consistent with its obligations under the Merger Agreement and applicable Delaware law. On August 2, 2011, the Company announced that its board of directors, after thorough consideration and consultation with its legal and financial advisors, had rejected ACI’s proposal and affirmed its commitment to the Company’s pending business combination with Fundtech. Later that day, ACI publicly reaffirmed its proposal.
On July 29, 2011, a putative stockholder class action was filed in the Court of Chancery of the State of Delaware by Michael Levitan against the Company and the individual members of the Company’s board of directors. The complaint, which appears to proceed from the erroneous assumption that the Company has entered into an agreement to be acquired by ACI, alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with such a proposed acquisition of the Company by ACI. Among other things, the complaint seeks to enjoin the Company and its directors from completing a transaction with ACI or, alternatively, recission of the transaction proposed by ACI in the event the Company and ACI were able to consummate such a transaction. The Company believes that the claims against the Company set forth in the complaint are without merit, and the Company intends to vigorously defend against such claims once properly served with the complaint. However, at this time, we cannot determine the final resolution of the lawsuit or when it might be resolved. We will continue to assess the potential impact, if any, on our financial condition, results of operations or cash flows.

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
When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You are urged to read the updated risk factors discussed under Item 1A of Part II of this Form 10-Q and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”).
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
Mergers and acquisitions. On June 26, 2011, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Finland Holdings (2011) Ltd. (“Merger Sub”), a company organized under the laws of Israel and a wholly owned direct subsidiary of S1, and Fundtech Ltd., a company organized under the laws of Israel (“Fundtech”). Pursuant to the terms of the Merger Agreement, which have been approved by the boards of directors of S1, Merger Sub and Fundtech, Merger Sub will be merged with and into Fundtech, with Fundtech surviving the merger and becoming a wholly owned subsidiary of S1 (the “Merger”). Under the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each ordinary share of Fundtech issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into 2.72 shares (the “Exchange Ratio”) of S1’s common stock. Based on the number of outstanding shares of common stock of S1 and ordinary shares of Fundtech, S1’s stockholders immediately prior to the effective time and Fundtech shareholders immediately prior to the effective time are expected to hold approximately 55% and 45%, respectively, of the outstanding shares of the combined company following the Merger. For further information on the Merger, please see Note 3 of our condensed consolidated financial statements.
We anticipate transaction related costs for the Fundtech merger of $6.0 to $7.0 million which are being expensed as incurred. Through June 30, 2011, we have incurred and expensed $1.8 million in transaction related costs for the Fundtech merger.
In March 2010, we acquired PM Systems Corporation (“PMSC”) which provides Internet banking, bill payment and security services to credit unions in the United States. In August 2010, in support of establishing an office in Latin America, we acquired certain assets and employees from a company that resold our products in Latin America (the “Reseller”). Our results of operations reflect the performance of PMSC and the Reseller since their respective dates of acquisition
Summary financial results. Our revenue was $63.3 million for the three months ended June 30, 2011 which was an increase of $11.6 million, or 22%, as compared to the same period in 2010 due primarily to higher Software licenses, Professional services, and Support and maintenance revenue in our Payments and Banking: Large FI segments. For the three months ended June 30, 2011, our net operating income of $3.0 million was an increase of $3.5 million as compared to an operating loss in the same period in 2010 primarily as a result of this revenue growth, partially offset by an increase in professional services costs to accommodate project and customer support growth and transaction related costs for the Fundtech merger. For the three months ended June 30, 2011, we reported net income of $1.5 million as compared to a net loss of $1.8 million in the same period in 2010.

Our revenue was $121.2 million for the six months ended June 30, 2011 which was an increase of $18.2 million, or 18%, as compared to the same period in 2010 due primarily to higher Software licenses, Professional services, and Support and maintenance revenue in our Payments and Banking: Large FI segments and higher Hosting revenue in our Banking: Community FI segment primarily due to the PMSC credit union business that was acquired in March 2010. For the six months ended June 30, 2011, our operating income of $4.4 million was an increase of $5.1 million as compared to an operating loss in the same period in 2010 primarily as a result of this revenue growth, partially offset by an increase in professional services costs to accommodate project and customer support growth and transaction related costs for the Fundtech merger. For the six months ended June 30, 2011, we reported net income of $2.2 million as compared to a net loss of $2.8 million in the same period in 2010.
During the six months ended June 30, 2011, we generated $16.9 million in cash provided by operating activities primarily from earnings adjusted for the effect of non-cash expenses and an increase in accrued compensation and benefits. In February 2011, we paid in full the note payable relating to our corporate headquarters of $5.0 million less the return of $1.6 million held as collateral deposit. During the six months ended June 30, 2011, we incurred $3.0 million of capital expenditures primarily related to computer equipment.
Historically, Software licenses for a majority of our Payments solutions and for some of our Banking: Large FI solutions were generally recognized upon delivery of the software provided all other revenue recognition criteria were met. However, as our Payments business expands to serve larger customers and our Banking: Large FI business provides greater levels of customization and integration, specifically for our corporate online banking solutions, implementation projects have been increasing in size, complexity and length. Accordingly, we expect a greater percentage of Software licenses to be recognized over the implementation period as Software licenses revenue is recognized over the implementation period when professional services are considered essential to the functionality of the software. While this shift negatively impacted our financial results in 2010 and early 2011, we believe it will provide greater long-term revenue visibility. Software licenses and professional services revenue recognized under the percentage of completion method can vary from quarter to quarter due to the number and size of professional services projects, project scope changes, changes in estimates to completion, and project delays and cancellations.
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
Revenue from Significant Customers
Revenue from State Farm was 8% and 13% of our total revenue and 18% and 28% of our Banking: Large FI segment’s revenue during the three months ended June 30, 2011 and 2010, respectively. Revenue from State Farm was 9% and 14% of our total revenue and 19% and 30% of our Banking: Large FI segment’s revenue during the six months ended June 30, 2011 and 2010, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect to generate approximately $16 — $17 million in revenue in 2011 from this customer.
Revenue Backlog
Our estimated revenue backlog includes revenue for Software licenses including term licenses, Professional services, and Hosting services, as specified in executed contracts that we believe will be recognized in revenue over the next twelve months. Revenue backlog associated with the State Farm business, the custom development for an international branch customer, and our Banking: Community FI segment is excluded from the revenue backlog totals. As of June 30, 2011 and December 31, 2010, our estimate of revenue backlog was $65.3 million and $62.8 million, respectively. We believe that presenting this estimate provides supplemental information and an alternative presentation useful to investors understanding trends in our business including the shift we are experiencing toward recognizing more software license revenue using the percentage of completion method. However, our estimated revenue backlog is based on a number of assumptions and is subject to a number of factors, many of which are completely outside of our control. Please see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further discussion.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth our statement of operations for the specified periods (in thousands, except for per share and percentage data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Revenue:
Software licenses	$9,123	$4,832	89%	$17,959	$10,571	70%
Support and maintenance	16,978	15,145	12%	33,108	30,788	8%
Professional services	23,059	17,870	29%	41,826	35,300	18%
Hosting	14,165	13,927	2%	28,272	26,274	8%

Total revenue	63,325	51,774	22%	121,165	102,933	18%

Operating Expenses:
Cost of software licenses (1)	525	569	-8%	1,124	951	18%
Cost of professional services, support and maintenance (1)	24,943	20,661	21%	48,056	40,075	20%
Cost of hosting (1)	7,031	6,893	2%	14,376	13,561	6%
Selling and marketing	7,208	6,871	5%	14,489	13,555	7%
Product development	8,537	8,753	-2%	17,320	17,473	-1%
General and administrative	9,546	5,928	61%	16,312	12,975	26%
Depreciation and amortization	2,575	2,635	-2%	5,108	5,021	2%

Total operating expenses	60,365	52,310	15%	116,785	103,611	13%

Operating income (loss)	2,960	(536)	652%	4,380	(678)	-746%
Interest and other expense, net	(734)	(378)	94%	(1,021)	(599)	70%

Income (loss) before income tax expense	2,226	(914)	344%	3,359	(1,277)	-363%
Income tax expense	(719)	(860)	-16%	(1,170)	(1,553)	-25%

Net income (loss)	$1,507	$(1,774)	185%	$2,189	$(2,830)	-177%

Net income (loss) per share:
Basic	$0.03	$(0.03)		$0.04	$(0.05)
Diluted	$0.03	$(0.03)		$0.04	$(0.05)

Effective tax rate	32%	-94%		35%	-122%

Operating expenses as a percent of revenue:
Cost of software licenses (2)	6%	12%		6%	9%
Cost of professional services, support and maintenance (2)	62%	63%		64%	61%
Cost of hosting (2)	50%	49%		51%	52%
Selling and marketing	11%	13%		12%	13%
Product development	13%	17%		14%	17%
General and administrative	15%	11%		13%	13%
Depreciation and amortization	4%	5%		4%	5%

Operating income (loss)	5%	-1%		4%	-1%

Net income (loss)	2%	-3%		2%	-3%

(1)	The Cost of software licenses, professional services, support and maintenance, and hosting excludes charges for depreciation. The Cost of software licenses includes amortization of acquired technology.

(2)	Each cost of revenue is a percentage of the applicable revenue type for the periods presented.

SEGMENTS RESULTS OF OPERATIONS
The following tables show revenue and operating income (loss) for our reportable segments (in thousands, except for percentage data):

	Payments			Banking: Large FI			Banking: Community FI
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
Revenue:
Software licenses	$5,333	$2,359	126%	$2,202	$1,261	75%	$1,588	$1,212	31%
Support and maintenance	6,524	5,161	26%	5,676	4,934	15%	4,778	5,050	-5%
Professional services	6,041	4,614	31%	15,418	11,863	30%	1,600	1,393	15%
Hosting	297	263	13%	5,903	6,391	-8%	7,965	7,273	10%

Total revenue	18,195	12,397	47%	29,199	24,449	19%	15,931	14,928	7%

Operating Expenses:
Cost of software licenses	13	7	86%	262	308	-15%	250	254	-2%
Cost of professional services, support and maintenance	6,593	4,611	43%	13,474	10,356	30%	4,876	5,694	-14%
Cost of hosting	208	179	16%	3,381	3,680	-8%	3,442	3,034	13%
Selling and marketing	3,208	2,779	15%	2,355	2,529	-7%	1,645	1,563	5%
Product development	1,643	1,419	16%	4,196	3,972	6%	2,698	3,362	-20%
General and administrative	3,201	1,623	97%	3,715	2,733	36%	2,630	1,572	67%
Depreciation and amortization	571	495	15%	1,133	1,129	0%	871	1,011	-14%

Total operating expenses	15,437	11,113	39%	28,516	24,707	15%	16,412	16,490	0%

Operating income (loss)	2,758	1,284	115%	683	(258)	365%	(481)	(1,562)	69%

	Payments			Banking: Large FI			Banking: Community FI
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change	2011	2010	Change
Revenue:
Software licenses	$10,240	$5,684	80%	$3,968	$1,906	108%	$3,751	$2,981	26%
Support and maintenance	12,584	10,462	20%	11,107	10,180	9%	9,417	10,146	-7%
Professional services	10,738	8,518	26%	28,502	24,512	16%	2,586	2,270	14%
Hosting	605	569	6%	11,658	12,590	-7%	16,009	13,115	22%

Total revenue	34,167	25,233	35%	55,235	49,188	12%	31,763	28,512	11%

Operating Expenses:
Cost of software licenses	31	121	-74%	388	436	-11%	705	394	79%
Cost of professional services, support and maintenance	12,403	8,963	38%	25,400	20,257	25%	10,253	10,855	-6%
Cost of hosting	583	391	49%	7,023	7,400	-5%	6,770	5,770	17%
Selling and marketing	6,666	5,761	16%	4,509	4,809	-6%	3,314	2,985	11%
Product development	3,183	2,874	11%	8,384	8,193	2%	5,753	6,406	-10%
General and administrative	5,450	3,657	49%	6,262	5,908	6%	4,600	3,410	35%
Depreciation and amortization	1,081	962	12%	2,237	2,217	1%	1,790	1,842	-3%

Total operating expenses	29,397	22,729	29%	54,203	49,220	10%	33,185	31,662	5%

Operating income (loss)	4,770	2,504	90%	1,032	(32)	3325%	(1,422)	(3,150)	55%

RESULTS OF OPERATIONS — COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
Revenue. Our revenue for the three months ended June 30, 2011 increased $11.6 million, or 22%, as compared to the same period in 2010 primarily due to growth in Software licenses, Professional services, and Support and maintenance revenue in our Payments and Banking: Large FI segments. Banking: Large FI segment’s revenue included a decline from State Farm of $1.5 million and a decline from an international branch customer of $0.6 million. Revenue was favorably impacted in the second quarter of 2011 as a result of changes in foreign exchange rates by approximately $1.2 million primarily for operations in Europe, South Africa and southeast Asia in the Payments and Banking: Large FI segments.
Payments segment revenue increased $5.8 million, or 47%, for the three months ended June 30, 2011 as compared to the same period in 2010. Software licenses revenue increased primarily due to growth in the number of licenses recognized over the implementation period of $1.2 million, higher license volume upgrades of $0.9 million, and an increase in licenses recognized upon delivery of $0.6 million. The increase in Support and maintenance revenue in this segment reflects the growth in Software licensing activity. Professional services revenue increased in this segment during 2011 from project growth due to increased sales. Additionally, Professional services revenue was negatively impacted in the same period in 2010 as a result of increases in the size and complexity of certain projects.
Banking: Large FI segment revenue increased $4.8 million, or 19%, for the three months ended June 30, 2011 as compared to the same period in 2010. Software licenses revenue increased primarily due to increased licenses internationally. The increase in Support and maintenance revenue in this segment reflects the growth in Software licensing activity partially offset by a decline in business from State Farm of $0.2 million. Professional services revenue in this segment increased mainly from project growth due to increased sales partially offset by the decline in business with State Farm of $0.6 million and with an international branch customer of $0.6 million. Banking: Large FI segment’s Hosting revenue decreased primarily due to the decline in business with State Farm of $0.7 million.
Banking: Community FI segment revenue increased $1.0 million, or 7%, for the three months ended June 30, 2011 as compared to the same period in 2010. Software licenses revenue growth in this segment included the addition of a new branch customer in the second quarter of 2011. Banking: Community FI segment’s Hosting revenue primarily reflects the growth in our PMSC credit union business of $1.0 million. The migration of Banking: Community FI’s customers to this segment’s new platform negatively impacted revenue growth in 2011 as this migration effort impacted our ability to add new customers. We expect that this migration effort will continue to impact revenue growth in this segment for the remainder of 2011.
Operating income (loss). Our operating income reflects an increase of $3.5 million in the second quarter of 2011 as compared to an operating loss in the same period in 2010 due primarily to our revenue growth partially offset by higher professional services and support costs, transaction related costs for the Fundtech merger and higher variable cash incentives. The Payments and Banking: Large FI segments incurred growth in professional services and support costs for personnel to accommodate customer and project growth. Our sales and marketing expenses increased primarily due to higher stock-based compensation expenses of $0.3 million. Our product development expenses reflect increases in our Payments and Banking: Large FI segments offset by reductions in our Banking: Community FI segment for expenses that were associated with developing this segment’s new platform. Our general and administrative expenses increased primarily due to transaction related costs for the Fundtech merger of $1.8 million, higher legal and other professional fees of $0.4 million and higher stock-based compensation expense of $0.4 million. Our operating expenses included higher variable cash incentives of $2.0 million primarily in general and administrative expenses of $1.0 million and the rest spread over our other functional operating expenses. The impact on operating income from changes in foreign exchange rates in the second quarter of 2011 was approximately $0.3 million as most of our foreign operations are naturally hedged.
Payments segment operating income increased $1.5 million for the second quarter of 2011 as compared to the same period in 2010. Payments segment incurred growth in professional services and support costs for personnel to accommodate customer and project growth and higher variable cash incentives of $0.2 million. Payments segment’s sales and marketing expenses increased primarily due to increased sales personnel to drive revenue growth and higher variable cash incentives of $0.2 million. While the Payments segment’s product development expenses increased, they declined as a percentage of revenue as compared to the prior year’s quarter. This segment’s general and administrative expenses increased primarily due to transaction related costs for the Fundtech merger of $0.6 million and higher variable cash incentives of $0.4 million. This segment’s operating expenses also included higher stock-based compensation expense of $0.3 million primarily in general and administrative expenses.

Banking: Large FI segment operating income reflects an increase of $0.9 million for the second quarter of 2011 as compared to a loss in the same period in 2010. Banking: Large FI segment incurred growth in professional services and support costs for personnel to accommodate customer and project growth and higher variable cash incentives of $0.2 million. Banking: Large FI segment’s sales and marketing expenses declined primarily due to reduced sales personnel and marketing expenses partially offset by higher stock-based compensation expense of $0.2 million. Banking: Large FI segment’s product development expenses increased primarily from higher variable cash incentives of $0.3 million. This segment’s general and administrative expenses increased primarily due to transaction related costs for the Fundtech merger of $0.7 million and higher variable cash incentives of $0.3 million.
Banking: Community FI segment operating loss decreased $1.1 million for the second quarter of 2011 as compared to the same period in 2010. Banking: Community FI segment’s professional services and support costs declined $0.4 million due to reduced costs associated with migrating customers to this segment’s new platform and declined $0.3 million due to reduced professional services projects in this segment’s branch business. Banking: Community FI segment’s hosting costs increased in-line with the PMSC credit union business. Banking: Community FI segment’s product development expenses declined primarily due to reduced development for this segment’s new platform of $0.7 million. This segment’s general and administrative expenses increased primarily due to transaction related costs for the Fundtech merger of $0.5 million and higher variable cash incentives of $0.2 million. This segment had higher stock-based compensation expense of $0.2 million primarily in sales and general and administrative expenses.
Interest and other expense, net. Interest and other expense, net was primarily impacted by the increase in net foreign exchange losses of $0.4 million.
Income tax expense. During the three months ended June 30, 2011, we had income tax expense of $0.7 million primarily from income tax expense in certain foreign jurisdictions where we do not have net operating loss carryforwards to offset income. Our effective tax rate of 32% for the three months ended June 30, 2011 was impacted by net loss in foreign jurisdictions where we did not record an income tax benefit.
RESULTS OF OPERATIONS — COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Revenue. Our revenue for the six months ended June 30, 2011 increased $18.2 million, or 18%, as compared to the same period in 2010 primarily due to growth in Software licenses, Professional services, and Support and maintenance revenue in our Payments and Banking: Large FI segments and higher Hosting revenue in our Banking: Community FI segment due to the PMSC credit union business that was acquired in March 2010. Banking: Large FI segment’s revenue included a decline from State Farm of $4.0 million and a decline from an international branch customer of $2.1 million. Revenue was favorably impacted in the first six months of 2011 as a result of changes in foreign exchange rates by approximately $1.6 million primarily for operations in Europe, South Africa and southeast Asia in the Payments and Banking: Large FI segments.
Payments segment revenue increased $8.9 million, or 35%, for the six months ended June 30, 2011 as compared to the same period in 2010. Software licenses revenue increased primarily due to growth in the number of licenses recognized over the implementation period of $2.1 million, higher license volume upgrades of $1.7 million and an increase in licenses recognized upon delivery of $0.8 million. The increase in Support and maintenance revenue in this segment reflects the growth in Software licensing activity. Professional services revenue increased in this segment during the first half of 2011 from project growth due to increased sales. Additionally, Professional services revenue was negatively impacted in the first half of 2010 as a result of increases in the size and complexity of certain projects.
Banking: Large FI segment revenue increased $6.0 million, or 12%, for the six months ended June 30, 2011 as compared to the same period in 2010. Software licenses revenue increased as the number of licenses recognized over the implementation period increased $1.3 million and as a result of increased licenses internationally. The increase in Support and maintenance revenue in this segment reflects the growth in Software licensing activity partially offset by a decline in business from State Farm of $0.4 million. Professional services revenue in this segment increased mainly from project growth due to increased sales partially offset by the decline in business with State Farm of $2.3 million and with an international branch customer of $2.1 million. Professional services revenue for the international branch customer included a reduction of approximately $1.3 million in revenue in the first quarter of 2011 as we netted the allocation of a portion of revenue for upgrade and enhancement obligations against the favorable impact of the reduction in project scope resulting from the Amendments entered into in the first quarter of 2011. Banking: Large FI segment’s Hosting revenue decreased due to the decline in business with State Farm of $1.3 million partially offset by growth in this segment’s hosted business in the United States.

Banking: Community FI segment revenue increased $3.3 million, or 11%, for the six months ended June 30, 2011 as compared to the same period in 2010. Software licenses revenue growth in this segment included the addition of a new branch customer in the second quarter of 2011. Banking: Community FI segment’s Hosting revenue increase primarily reflects the contribution of $3.3 million due to the acquisition of the PMSC credit union business and the continued growth in this business. The migration of Banking: Community FI’s customers to this segment’s new platform negatively impacted revenue growth in 2011 as this migration effort impacted our ability to add new customers. We expect that this migration effort will continue to impact revenue growth in this segment for the remainder of 2011.
Operating income (loss). Our operating income reflects an increase of $5.1 million for the six months ended June 30, 2011 as compared to an operating loss in the same period in 2010 due primarily to our revenue growth partially offset by higher professional services and support costs, transaction related costs for the Fundtech merger and higher variable cash incentives. Our professional services and support costs grew as a result of an increase in personnel to accommodate customer and project growth and higher variable cash incentives of $0.7 million. Our sales and marketing expenses increased primarily due to higher stock-based compensation expense of $0.5 million and higher variable cash incentives of $0.5 million. Our product development expenses reflect increases in our Payments and Banking: Large FI segments offset by reductions in our Banking: community FI segment for expenses that were associated with developing this segment’s new platform. Our general and administrative expenses increased primarily due to transaction related costs for the Fundtech merger of $1.8 million, higher variable cash incentives of $1.4 million and higher stock-based compensation expense of $0.6 million. The impact on operating income from changes in foreign exchange rates for first the six months of 2011 was approximately $0.6 million as most of our foreign operations are naturally hedged.
Payments segment operating income increased $2.3 million for the six months ended June 30, 2011 as compared to the same period in 2010. The Payments segment had growth in professional services and support costs for additional personnel to accommodate customer and project growth and higher variable cash incentives of $0.3 million. Payments segment’s sales and marketing expenses increased primarily due to increased sales incentives to drive revenue growth and higher variable cash incentives of $0.4 million. While the Payments segment’s product development expenses increased, they declined as a percentage of revenue as compared to the prior year’s period. This segment’s general and administrative expenses increased primarily due to transaction related costs for the Fundtech merger of $0.6 million and higher variable cash incentives of $0.5 million. This segment had higher stock-based compensation expense of $0.4 million primarily in sales and general and administrative expenses.
Banking: Large FI segment operating income reflects an increase of $1.1 million for the six months ended June 30, 2011 as compared to an operating loss in the same period in 2010. The Banking: Large FI segment had growth in professional services and support personnel to accommodate customer and project growth and higher variable cash incentives of $0.5 million. Banking: Large FI segment’s sales and marketing expenses declined primarily due to reduced sales personnel and marketing expenses partially offset by higher stock-based compensation expense of $0.4 million. Banking: Large FI segment’s product development expenses increased primarily due to higher variable cash incentives of $0.4 million. This segment’s general and administrative expenses increased primarily due to transaction related costs for the Fundtech merger of $0.7 million and higher variable cash incentives of $0.5 million.
Banking: Community FI segment operating loss decreased $1.7 million for the six months ended June 30, 2011 as compared to the same period in 2010 due mainly to revenue growth in the PMSC credit union business that was acquired in March 2010 and reduced professional services, support and product development expenses. Banking: Community FI segment’s professional services and support costs declined primarily from a reduction in costs associated with migrating customers to this segment’s new platform of $0.5 million. Banking: Community FI segment’s hosting costs increased in line with the PMSC credit union business. Banking: Community FI segment’s product development expenses declined primarily due to reduced expenses associated with developing this segment’s new platform of $0.9 million. This segment’s general and administrative expenses increased primarily due to transaction related costs for the Fundtech merger of $0.5 million and higher variable cash incentives of $0.4 million. This segment had higher stock-based compensation expense of $0.4 million primarily in product development and general and administrative expenses.

Interest and other expense, net. Interest and other expense, net was primarily impacted by the increase in net foreign exchange losses of $0.4 million.
Income tax expense. During the six months ended June 30, 2011, we had income tax expense of $1.2 million primarily from income tax expense in certain foreign jurisdictions where we do not have net operating loss carryforwards to offset income. Our effective tax rate of 35% for the six months ended June 30, 2011 was impacted by net loss in foreign jurisdictions where we did not record an income tax benefit.
Liquidity and Capital Resources
Our primary source of cash is cash collections from our customers following the purchase of software licenses, support and maintenance, professional services and hosting services. Payments from customers for support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, facilities and capital expenditures. The following tables show selected information about our cash flows during the six months ended June 30, 2011 and 2010 and selected balance sheet data as of June 30, 2011 and December 31, 2010 (in thousands):

	Six Months ended June 30,
	2011	2010
Net cash provided by operating activities before changes in operating assets and liabilities	$10,577	$4,216
Change in operating assets and liabilities	6,361	19,095

Net cash provided by operating activities	16,938	23,311
Net cash used in investing activities	(3,039)	(32,371)
Net cash used in financing activities	(4,176)	(815)
Effect of exchange rates on cash and cash equivalents	80	(202)

Net increase (decrease) in cash and cash equivalents	$9,803	$(10,077)

	June 30,	December 31,
	2011	2010

Cash and cash equivalents	$71,720	$61,917
Working capital (1)	59,094	48,843
Total assets	327,113	309,653
Total stockholders’ equity	243,683	237,613

(1)	Working capital includes deferred revenue of $50.0 million and $38.0 million as of June 30, 2011 and December 31, 2010, respectively.
Operating Activities. For the six months ended June 30, 2011, cash provided by operating activities increased primarily due to cash generated from our earnings adjusted for the effect of non-cash expenses. Our earnings adjusted for the effect of non-cash expenses of $10.6 million reflects the improvement in our results of operations as total revenue and operating profit margins improved during the first half of 2011. Our accrued compensation and benefits increased primarily reflecting the increase for accrued variable cash incentives. Our operating cash flows from changes in accounts receivable declined $9.6 million primarily due to billings in advance of professional services and software licenses recognized over the implementation period and annual support which increased deferred revenue by $11.6 million. Our days sales outstanding increased from 55 days to 64 days during the six months ended June 30, 2011. Our accounts payables and other liabilities increased primarily for the accrual of transaction related costs for the Fundtech merger of $1.8 million. During 2011, we paid foreign income taxes of $1.6 million related to prior years.
Investing Activities. For the six months ended June 30, 2011, cash used in investing activities was for capital expenditures of $3.0 million primarily related to computer equipment.
Financing Activities. For the six months ended June 30, 2011, cash used in financing activities was $4.2 million due to the payment of approximately $5.0 million for our notes payable relating to our corporate headquarters in February 2011, which was funded from our cash reserves in the United States, less cash received for the exercise of employee stock options of $0.8 million.

Capital requirements. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months. We also believe that we have adequate cash and cash equivalents to fund our operations in the United States as approximately 60 percent of our total cash and cash equivalents were held in the United States as of June 30, 2011. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, issue debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.
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
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 605-25 Revenue Recognition: Multiple-Element Arrangements on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method and additional disclosures on the selling price method. The change was effective January 1, 2011. As most arrangements accounted for under software revenue recognition guidance are excluded from the update, the adoption of this change did not have a material effect on our results of operations.
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
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial position.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for annual and interim periods beginning on or after December 15, 2011, and is to be applied retrospectively. The adoption of this guidance is a financial presentation change and is not expected to have an impact on our consolidated results of operations.

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

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	At Prior Year			At Prior Year
	Exchange	Exchange Rate		Exchange	Exchange
	Rates (1)	Effect	As reported	Rates (1)	Rate Effect	As reported

Revenue	$62,135	$1,190	$63,325	$119,535	$1,630	$121,165
Operating expenses	58,845	1,520	60,365	114,605	2,180	116,785

Operating income	3,290	(330)	2,960	4,930	(550)	4,380
Net income	1,727	(220)	1,507	2,619	(430)	2,189

Diluted net income per share	$0.03	$—	$0.03	$0.05	$(0.01)	$0.04
Current year results translated into U.S. Dollars using prior year’s period average exchange rates.
Stock-based Compensation
Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. The SARs expense (benefit) is recalculated each quarter based on an updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense (benefit) to change thus impacting our stock-based compensation expense until the SARs are settled. The overall increase in our stock price during the quarterly and year-to-date results presented resulted in an increase in our SARs liability which was reflected in our stock-based compensation expense. We have a cash liability of approximately $2.6 million related to SARs granted in November 2006 that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on the Black-Scholes valuation, which uses our closing stock price, among other factors, as of June 30, 2011.

The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating expenses:
Cost of professional services, support and maintenance	$37	$74	$72	141
Cost of hosting	30	33	60	64
Selling and marketing	420	89	509	13
Product development	188	14	281	(9)
General and administrative	966	599	1,563	973

Total stock-based compensation expense	$1,641	$809	$2,485	$1,182

Grant type:
Stock options	$304	$412	$667	$879
Restricted stock	643	628	1,324	1,226
Stock appreciation rights	694	(231)	494	(923)

Total stock-based compensation expense	$1,641	$809	$2,485	$1,182

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures include the effect of foreign currency fluctuations, interest rate changes, and changes in the market values of our investments. During the six months ended June 30, 2011, there were no material changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of June 30, 2011, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective as of June 30, 2011 in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which our or any of our subsidiaries’ property is subject.
On July 8, 2011, S1 Corporation and its wholly owned subsidiary, S1, Inc. (collectively, the “Company”), entered into a Settlement and License Agreement (the “Agreement”) with Leon Stambler (“Stambler”), which settled all claims brought against the Company arising in the civil action filed on May 28, 2010 in the United States District Court for the Eastern District of Texas (the “Court”) captioned Leon Stambler v. Intuit Inc., et al. (the “Litigation”). The Litigation was originally disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. Pursuant to the terms of the Agreement (i) Stambler agreed to grant the Company a license for the use of certain patents (the “Stambler Patents”), (ii) the Company and Stambler agreed to release each other from any and all claims accruing prior to or as of the effective time of the Agreement related in whole or in part to the Litigation or the Stambler Patents, and (iii) the Company agreed to pay Stambler a one-time payment of $260,000. On July 11, 2011, the Court dismissed the Company, with prejudice, from the Litigation.
On July 29, 2011, a putative stockholder class action was filed in the Court of Chancery of the State of Delaware by Michael Levitan against the Company and the individual members of the Company’s board of directors. The complaint, which appears to proceed from the erroneous assumption that the company has entered into an agreement to be acquired by ACI Worldwide, Inc. (“ACI”), alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with such a proposed acquisition of the company by the ACI. Among other things, the complaint seeks to enjoin the Company and its directors from completing a transaction with ACI, or alternatively, recission of the transaction proposed by ACI in the event the Company and ACI were able to consummate such a transaction. The Company believes that the claims against the Company set forth in the complaint are without merit, and the Company intends to vigorously defend against such claims once properly served with the complaint. However, at this time, we cannot determine the final resolution of the lawsuit or when it might be resolved. We will continue to assess the potential impact, if any, on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
Except as noted below, during the six months ended June 30, 2011, there were no material changes to the Risk Factors relevant to our operations which are set forth in Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Failure to complete the Merger could negatively impact our stock price, business, financial condition, results of operations or prospects
The Merger is subject to the satisfaction or waiver of certain closing conditions. Such conditions must be satisfied or waived before the Merger can be completed, including, without limitation, obtaining the requisite approval of our stockholders with respect to our proposed issuance of common stock in the Merger to Fundtech shareholders. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived in a timely manner and the Merger is delayed, we may lose some or all of the intended or perceived benefits of the Merger, which could cause our stock price to decline and harm our business.
If the Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:
•	we may be required to pay Fundtech a termination fee if the Merger is terminated under certain circumstances;
•	we will be required to pay certain costs relating to the Merger, including substantial legal and accounting fees, whether or not the Merger is completed;
•	our stock price may decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that may affect our ability to execute certain of our business strategies; and

•	matters relating to the Merger, including integration planning, may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

We also could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our stock price, business, financial condition, results of operations or prospects.
We may fail to realize some or all of the anticipated benefits of the proposed Merger, which may adversely affect the value of our common stock
The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the Company and Fundtech. However, to realize these anticipated benefits and cost savings, the businesses of the Company and Fundtech must be successfully combined and the two companies’ respective operations, technologies and personnel must be integrated following the closing of the Merger. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected and the value of the Company’s common stock may be adversely affected. In addition, the overall integration of the businesses is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our operations following closing.
We have operated and, until the closing, will continue to operate independently of Fundtech. It is possible that the integration process could result in the loss of key employees and other senior management, the disruption of our business or adversely affect our ability to maintain our research and development operations, or otherwise achieve the anticipated benefits of the Merger.
Specifically, risks in integrating Fundtech into our operations to realize the anticipated benefits of the Merger include, among other things, failure to:
•	effectively coordinate efforts to communicate our capabilities and products following closing;
•	compete effectively for the additional opportunities expected to be available to us following closing;
•	integrate and harmonize financial reporting and information technology systems of the Company and Fundtech;
•	retain the Company’s and Fundtech’s relationships with other companies;
•	integrate the Company and Fundtech senior management teams and to successfully integrate members onto the board of directors of the post-closing company;
•	retain and integrate key Company and Fundtech employees;
•	coordinate operations across time zones, continents and cultures;
•	manage the diversion of management’s attention from business matters to integration issues;
•	retain customers of the Company and Fundtech;
•	transition all facilities to a common information technology environment; and
•	combine our business culture with the business culture of Fundtech.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate our operations with Fundtech’s operations, or to realize the anticipated benefits of the integration following the closing. The anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved. An inability to realize the full extent of, or any of, the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the closing.

Our obligation to pay a termination fee under certain circumstances and the restrictions on our ability to solicit or engage in negotiations with respect to other acquisition proposals may discourage other transactions that may be favorable to our stockholders
Until the Merger is completed or the Merger Agreement is terminated, with limited exceptions, the Merger Agreement prohibits us from entering into, soliciting or engaging in negotiations with respect to acquisition proposals or other business combinations with a party other than Fundtech. We have agreed to pay Fundtech a termination fee of up to $14.6 million under specified circumstances, including in connection with a change in recommendation to our stockholders regarding our issuance of common stock in the Merger to Fundtech shareholders or the adoption of a certificate of amendment to our certificate of incorporation to change the Company’s name to “Fundtech Corporation.” These provisions could discourage other companies from proposing alternative transactions that may be more favorable to our stockholders than the Merger.
If the Merger is not consummated by the termination date set forth in the Merger Agreement, either the Company or Fundtech may, in certain circumstances, choose not to proceed with the Merger
Either the Company or Fundtech may terminate the Merger Agreement if, in certain circumstances, the Merger has not been completed by March 31, 2012, or, in certain circumstances, June 30, 2012, unless the failure of the Merger to be completed has resulted from or was principally caused by the failure of the party seeking to terminate the Merger Agreement to perform its obligations.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of June 26, 2011, by and among S1 Corporation, Finland Holdings (2011) Ltd., and Fundtech Ltd. (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on June 28, 2011 and incorporated herein by reference).

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

3.5	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

10.1	2011 Management Incentive Plan (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 26, 2011 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.2
Voting Agreement, dated as of June 26, 2011, by and between S1 Corporation and Clal Industries and Investments Ltd. (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on June 28, 2011 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q of S1 for the quarter ended June 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 4, 2011.

S1 CORPORATION

By:	/s/ PAUL M. PARRISH Paul M. Parrish Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)