Form 10-Q
period 2011-09-30
S1 CORP /DE/
filed 2011-11-09
CIK 1063254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______ to ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding as of November 3, 2011: 55,193,438

S1 CORPORATION
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three Months Ended and Nine Months Ended September 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended and Nine Months Ended September 30, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	27

Item 6. Exhibits	29

Signature	31

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
S1 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$88,090	$61,917
Accounts receivable, net	51,749	44,370
Prepaid expenses	5,046	4,827
Other current assets	9,967	6,612

Total current assets	154,852	117,726
Property and equipment, net	21,723	22,330
Intangible assets, net	9,662	11,846
Goodwill, net	147,095	147,544
Other assets	6,133	10,207

Total assets	$339,465	$309,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,941	$9,779
Accrued compensation and benefits	13,584	9,705
Current portion of debt obligation	20	5,046
Accrued restructuring	—	1,528
Income taxes payable	1,647	1,950
Deferred revenue	45,721	38,022
Other current liabilities	3,694	2,853

Total current liabilities	78,607	68,883
Other liabilities	3,985	3,157

Total liabilities	82,592	72,040

Stockholders’ equity:
Common stock, $0.01 par value per share. Authorized 350,000,000 shares. Issued and outstanding 55,019,593 and 53,317,063 shares at September 30, 2011 and December 31, 2010, respectively	550	533
Additional paid-in-capital	1,812,757	1,802,795
Accumulated deficit	(1,553,588)	(1,563,817)
Accumulated other comprehensive loss	(2,846)	(1,898)

Total stockholders’ equity	256,873	237,613

Total liabilities and stockholders’ equity	$339,465	$309,653

See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Software licenses	$9,711	$6,764	$27,670	$17,335
Support and maintenance	17,468	15,648	50,576	46,436
Professional services	20,224	17,382	62,050	52,682
Hosting	14,136	13,886	42,408	40,160

Total revenue	61,539	53,680	182,704	156,613

Operating expenses:
Cost of software licenses (1)	1,049	803	2,173	1,754
Cost of professional services, support and maintenance (1)	26,086	21,311	74,142	61,386
Cost of hosting (1)	6,805	7,181	21,181	20,742
Selling and marketing	7,741	6,452	22,230	20,007
Product development	8,779	9,099	26,099	26,572
General and administrative	10,870	5,746	27,182	18,721
Depreciation and amortization	2,587	2,589	7,695	7,610

Total operating expenses	63,917	53,181	180,702	156,792

Operating (loss) income	(2,378)	499	2,002	(179)

Interest income	58	53	171	164
Interest expense	(7)	(112)	(213)	(350)
Other non-operating income (expense)	11,270	(395)	10,342	(867)

Interest and other income (expense), net	11,321	(454)	10,300	(1,053)

Income (loss) before income tax (expense) benefit	8,943	45	12,302	(1,232)
Income tax (expense) benefit	(903)	847	(2,073)	(706)

Net income (loss)	$8,040	$892	$10,229	$(1,938)

Net income (loss) per share:
Basic	$0.15	$0.02	$0.19	$(0.04)
Diluted	$0.14	$0.02	$0.18	$(0.04)

Weighted average common shares outstanding — basic	54,528,880	53,087,495	53,829,977	52,228,006
Weighted average common shares outstanding — diluted	55,722,570	53,455,282	54,744,806	52,228,006

(1)	Excludes charges for depreciation. Cost of software licenses includes amortization of acquired technology.
See accompanying notes to unaudited condensed consolidated financial statements.

S1 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$10,229	$(1,938)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8,571	8,373
Provision for doubtful accounts receivable and billing adjustments	(76)	1,540
Deferred income taxes	(635)	(657)
Stock-based compensation expense	4,880	1,431
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,235)	10,347
Decrease (increase) in prepaid expenses and other assets	332	(2,305)
Increase in accounts payable and other liabilities	3,755	158
Increase (decrease) in accrued compensation and benefits	2,107	(1,899)
(Decrease) increase in income taxes payable	(202)	1,360
Increase in deferred revenue	9,117	9,660

Net cash provided by operating activities	29,843	26,070

Cash flows from investing activities:
Purchases of investment securities	—	(1,117)
Maturities of investment securities	—	1,384
Acquisitions, net of acquired cash	—	(31,198)
Proceeds from the sale of property, equipment and technology	139	—
Purchases of property, equipment and technology	(6,168)	(4,140)

Net cash used in investing activities	(6,029)	(35,071)

Cash flows from financing activities:
Proceeds (payments) from the exercise of stock awards	7,148	(26)
Payments on capital leases and debt obligations	(5,042)	(1,008)

Net cash provided by (used in) financing activities	2,106	(1,034)

Effect of exchange rate changes on cash and cash equivalents	253	333

Net increase (decrease) in cash and cash equivalents	26,173	(9,702)
Cash and cash equivalents at beginning of period	61,917	61,784

Cash and cash equivalents at end of period	$88,090	$52,082

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
On October 3, 2011, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with ACI Worldwide, Inc., a Delaware corporation (“ACI”), and Antelope Investment Co. LLC, a Delaware limited liability company and wholly owned subsidiary of ACI (“ACI Merger Sub”), pursuant to which ACI will acquire the Company, subject to customary closing conditions. Please see Note 3, “Business Combinations” and Note 15, “Subsequent Event” to our condensed consolidated financial statements for further information.
We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of our financial position as of September 30, 2011, our results of operations for the three months and nine months ended September 30, 2011, and our cash flows for the nine months ended September 30, 2011. The data in the condensed consolidated balance sheet as of December 31, 2010 was derived from our audited consolidated balance sheet as of December 31, 2010, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of S1 and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011 or for any other period. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.
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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for annual and interim periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial position.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for annual and interim periods beginning after December 15, 2011, and is to be applied retrospectively. The adoption of this guidance is a financial presentation change and is not expected to have an impact on our consolidated results of operations.
In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other: Testing Goodwill for Impairment which amended the guidance on the annual testing of goodwill for impairment. The amended guidance would allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial position.
3. BUSINESS COMBINATION
Fundtech. On June 26, 2011, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Fundtech Merger Agreement”) with Finland Holdings (2011) Ltd. (“Merger Sub”), a company organized under the laws of Israel and a wholly owned subsidiary of S1, and Fundtech Ltd., a company organized under the laws of Israel (“Fundtech”). Pursuant to the terms of the Fundtech Merger Agreement, Merger Sub was to be merged with and into Fundtech, with Fundtech surviving the merger and becoming a wholly owned subsidiary of S1. On September 15, 2011, the Company announced that Fundtech had delivered to the Company a notice of its intent to change its recommendation with respect to the pending merger with the Company, to terminate the Fundtech Merger Agreement and to enter into a written definitive agreement with entities formed by GTCR Fund X/A LP and its affiliated entities. The Company’s board of directors determined not to revise the Company’s proposal to acquire Fundtech and instead to terminate the Fundtech Merger Agreement. The Company announced on September 16, 2011 that it had terminated the Fundtech Merger Agreement and, in connection with such termination, received an $11.9 million termination fee from Fundtech in September 2011 which was recognized in Interest and other income (expense), net, during the third quarter of 2011.
ACI Worldwide. On October 3, 2011, the Company entered into a Transaction Agreement with ACI and ACI Merger Sub, pursuant to which ACI will acquire the Company. Pursuant to the terms and conditions of the Transaction Agreement, ACI amended its previously commenced tender offer (the “Amended Offer”) to purchase all of the outstanding shares of Company common stock (the “Shares”) for a purchase price of either (i) $10.00 in cash per Share, without interest (the “Cash Consideration”), or (ii) 0.3148 of a share of ACI common stock per Share (the “Stock Consideration,” and together with the Cash Consideration, the “Offer Price”), subject to proration.
On October 31, 2011, ACI extended the Amended Offer until 5:00 p. m., Eastern time, on November 30, 2011, unless further extended. ACI Merger Sub’s obligation to accept for payment and pay for Shares tendered in the Amended Offer is subject to customary conditions, including, among other things, that (i) at least a majority of the outstanding Shares (determined on a fully-diluted basis) shall have been validly tendered in accordance with the terms of the Amended Offer and not properly withdrawn, and (ii) the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have expired or terminated.

Following the completion of the Amended Offer, and subject to satisfaction or waiver of certain conditions set forth in the Transaction Agreement, including, if required, a vote of the Company’s stockholders with respect to the adoption of the Transaction Agreement, ACI Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of ACI; alternatively, the parties may agree to effect the merger through the merger of the Company with and into ACI Merger Sub, with ACI Merger Sub serving as a wholly owned subsidiary of ACI (collectively, the “Merger”). At the effective time of the Merger, each remaining issued and outstanding Share (other than (i) Shares held by the Company, ACI or their respective subsidiaries, (ii) certain shares of restricted stock of the Company that convert into restricted shares of ACI common stock pursuant to the Transaction Agreement, or (iii) by stockholders who have properly exercised their dissenters’ rights under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive $6.62 in cash, without interest, and 0.1064 of a share of ACI common stock.
The Transaction Agreement includes customary representations, warranties and covenants of the Company, ACI and Merger Sub. The Company has agreed to operate its business in the ordinary course until the Merger is consummated. The Company has also agreed not to (i) solicit proposals relating to alternative business combination transactions, or (ii) enter into discussions or negotiations or an agreement concerning, or provide confidential information in connection with, any alternative proposals for alternative business combination transactions. Each of these covenants is subject to exceptions as provided in the Transaction Agreement. The Transaction Agreement also includes customary termination provisions for both the Company and ACI and provides that, in connection with the termination of the Transaction Agreement under specified circumstances, including a change in the recommendation of the Company’s board of directors, the Company may be required to pay to ACI a termination fee of $19.14 million.
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
The carrying value approximates fair value for our cash and cash equivalents due to the short-term nature of these financial instruments. The fair value of fixed-term deposits, which were included in other current assets, approximates their carrying values as the principal was fixed. Our long-term debt had a fixed interest rate and the fair value was determined by discounting cash flows of future interest accruals at market rates currently offered for borrowings with similar remaining maturities or repricing terms. Deferred compensation consisted of deferred cash fees for members of our Board of Directors that were issued as deferred cash units, the fair value of which is remeasured each period based on our closing stock price and were included in accrued compensation and benefits.
The liability for deferred compensation below was the only financial instrument that was remeasured on a recurring basis as of the respective reporting dates and we determined that the liability was Level 1 in the fair value hierarchy. The fair value estimates of our financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets
Cash and cash equivalents	$88,090	$88,090	$61,917	$61,917
Restricted fixed term deposit	2,000	2,000	2,000	2,000
Liabilities
Debt obligation, excluding current portion	21	19	35	36
Deferred compensation	661	661	298	298

5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010

Billed receivables	$44,492	$35,264
Unbilled receivables	10,237	12,415
Allowance for doubtful accounts and billing adjustments	(2,980)	(3,309)

Total	$51,749	$44,370

Billed accounts receivables that were more than 90 days past due accounted for 10% and 16% of the billed accounts receivable balance, excluding allowance for doubtful accounts and billing adjustments, as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, 39% and 60% of the unbilled receivables, respectively, related to an implementation for an international branch customer. Unbilled receivables generally relate to professional services projects with milestone billings where revenue is recognized as services are rendered and billings are sent to customers in accordance with the terms of the contract, primarily at project milestone dates. We expect to bill and collect these amounts within one year of the balance sheet date.
6. OTHER CURRENT ASSETS
Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010

Restricted cash and deposits	$2,185	$2,063
Taxes receivable	1,248	1,582
Deferred tax assets, net	4,907	1,859
Other	1,627	1,108

Total	$9,967	$6,612

7. GOODWILL AND INTANGIBLE ASSETS
Our goodwill balances below include accumulated impairment losses that were recorded in December 2000 of $212.8 million for our Banking: Large FI segment and $258.1 million for our Banking: Community FI segment. The changes in the carrying value of our goodwill for the nine months ended September 30, 2011 were as follows (in thousands):

		Banking:	Banking:
	Payments	Large FI	Community FI	Total

Goodwill, net as of December 31, 2010	$58,343	$51,756	$37,445	$147,544
Effect of foreign currency translations	(427)	32	(54)	(449)

Goodwill, net as of September 30, 2011	$57,916	$51,788	$37,391	$147,095

The changes in the net carrying amount of intangible assets during the nine months ended September 30, 2011 were due to amortization expense and the impact of changes in foreign exchange rates. Our intangible assets consisted of the following (in thousands):

	As of September 30, 2011
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(121)	$—
Acquired technology	25,328	(22,522)	2,806
Customer lists	18,201	(11,345)	6,856

Total	$43,650	$(33,988)	$9,662

	As of December 31, 2010
	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value

Trade names	$121	$(101)	$20
Acquired technology	25,328	(21,646)	3,682
Customer lists	18,196	(10,052)	8,144

Total	$43,645	$(31,799)	$11,846

Amortization expense of acquired technology, included in Cost of software licenses, and amortization expense of customer relationships, included in Depreciation and amortization of other intangible assets, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Trade names	$—	$30	$20	$71
Acquired technology	292	292	876	763
Customer lists	432	424	1,295	1,168

Total	$724	$746	$2,191	$2,002

Based upon our current intangible assets, we estimate aggregate amortization expense for the next five calendar years to be as follows (in thousands):

	2011	2012	2013	2014	2015

Payments	$526	$526	$526	$444	$36
Banking: Large FI	245	184	—	—	—
Banking: Community FI	2,089	1,492	1,277	1,277	712

Total	$2,860	$2,202	$1,803	$1,721	$748

8. INCOME TAXES
FASB ASC 740 Income Taxes and FASB ASC 270 Interim Reporting requires that companies report income taxes on interim periods’ financial statements using an estimated annual effective tax rate. Using this method, income taxes are computed at the end of each interim period based on the best estimate of the effective rate expected to be applicable for the full fiscal year. Income forecasts prepared by us do not reflect the distinct taxable jurisdictions required to utilize this approach. Due to various domestic and foreign jurisdictions in which our business operates, it is difficult to produce accurate income forecasts by jurisdiction and appropriately apply the net operating losses we have in these various jurisdictions in the forecast. Therefore, a reliable annual effective tax rate cannot be estimated for the full year and we use a year-to-date effective tax rate that is updated each quarter as our effective tax rate can vary depending on the jurisdiction in which our income is generated. Since our deferred tax assets in the United States and Thailand are reserved with a valuation allowance, changes in certain temporary items, such as stock-based compensation, can significantly impact our effective tax rate on a quarterly and annual basis. In addition, income tax expense from international jurisdictions and the impact of the valuation allowance with the deferred tax assets in the United States and Thailand may cause significant variations between income tax expense and pre-tax U.S. GAAP income (loss). During the nine months ended September 30, 2011, our effective tax rate was approximately 17% which was below the expected statutory tax rate, primarily due to the $11.9 million fee associated with the termination of the Fundtech Merger Agreement which was recorded in the U.S. where we have net operating loss carry forwards that are subject to a full valuation allowance.
9. RESTRUCTURING
We implemented cost reduction plans in prior years to change our organizational structure, reduce operating costs and more effectively align the Company with the needs of our customers. The remaining restructuring reserves at the end of 2010 related to rent expense for a vacated facility. We had payments net of sublease income of approximately $1.5 million during the nine month period ended September 30, 2011 for the facility. The lease for the vacated facility ended during the third quarter of 2011 and all obligations were paid off as of September 30, 2011. We had a $2.0 million letter of credit that was held by the lessor as security on the lease which was cancelled as of October 6, 2011.
10. STOCK-BASED COMPENSATION PLANS
We maintain certain stock-based compensation plans providing for the grant of stock options, restricted stock, stock appreciation rights (“SARs”) and other forms of awards to officers, directors and non-officer employees. Our 2003 Stock Incentive Plan (Amended and Restated effective February 26, 2008) is the only plan that provides for new grants. Awards that are settled in cash do not count against the maximum number of shares in these plans. During the nine months ended September 30, 2011, we did not grant any stock-based compensation awards. There was no capitalized stock-based compensation cost as of September 30, 2011. If all outstanding options were exercised, all restricted stock vested, and all available grants were issued and exercised as of September 30, 2011, our stock-based compensation plans would provide for the issuance of common stock as follows (in thousands):

Number of
Shares

Grants available under 2003 Stock Incentive Plan	1,314
Stock options outstanding	4,283
Restricted stock outstanding	805

Total	6,402

As of September 30, 2011, all SARs have vested with a liability of $2.5 million based on the Black-Scholes valuation, which uses our outstanding closing stock price, among other factors, as of September 30, 2011. The outstanding SARs are cash-settled awards and, accordingly, we will record changes in fair value until they are settled. There were cash settlements for SARs included in cash flows from operating activities of $1.6 million during the quarter ended September 30, 2011.

Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. The SARs expense is recalculated each quarter based on our updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense to change thus impacting our stock-based compensation expense until the SARs are settled. The overall increase in our stock price during the quarters presented resulted in an increase of our SARs liability which was reflected in our stock-based compensation expense. The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating expenses (benefits):
Cost of professional services, support and maintenance	$51	$88	$123	229
Cost of hosting	23	33	83	97
Selling and marketing	748	(124)	1,257	(111)
Product development	263	35	544	26
General and administrative	1,310	217	2,873	1,190

Total stock-based compensation expense	$2,395	$249	$4,880	$1,431

Grant type:
Stock options	$251	$388	$918	$1,267
Restricted stock	589	668	1,913	1,894
Stock appreciation rights	1,555	(807)	2,049	(1,730)

Total stock-based compensation expense	$2,395	$249	$4,880	$1,431

11. COMPREHENSIVE INCOME (LOSS)
The fluctuations in foreign currency rates for the U. S. Dollar against primarily the British Pound Sterling, South African Rand, Indian Rupee and European Euro resulted in currency translation adjustments mainly due to our net intangible assets and goodwill in these currencies. Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$8,040	$892	$10,229	$(1,938)
Other comprehensive (loss) income:
Currency translation adjustment, net of taxes	(1,991)	2,604	(948)	452

Total other comprehensive (loss) income	(1,991)	2,604	(948)	452

Comprehensive income (loss)	$6,049	$3,496	$9,281	$(1,486)

12. SEGMENT REPORTING AND MAJOR CUSTOMERS
S1 Corporation is a leading global provider of payments and financial services software solutions. We manage our business in three operating segments: Payments, Banking: Large FI, and Banking: Community FI. We evaluate the performance of our operating segments based on their contribution before Interest and other income (expense), net and Income tax (expense) benefit, as reflected in the tables presented below for the three months and nine months ended September 30, 2011 and 2010. We do not use any asset-based metrics to measure the operating performance of our segments. The following tables show revenue and operating income (loss) for our reportable segments (in thousands):

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
		Banking:	Banking:			Banking:	Banking:
	Payments	Large FI	Community FI	Total	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$5,169	$2,847	$1,695	$9,711	$3,437	$1,806	$1,521	$6,764
Support and maintenance	6,855	6,043	4,570	17,468	5,531	5,155	4,962	15,648
Professional services	5,557	13,138	1,529	20,224	4,157	12,047	1,178	17,382
Hosting	419	5,939	7,778	14,136	314	6,379	7,193	13,886

Total revenue	$18,000	$27,967	$15,572	$61,539	$13,439	$25,387	$14,854	$53,680

Operating expenses:
Cost of software licenses	23	445	581	1,049	—	482	321	803
Cost of professional services, support and maintenance	6,935	14,071	5,080	26,086	5,096	10,628	5,587	21,311
Cost of hosting	283	3,286	3,236	6,805	221	3,727	3,233	7,181
Selling and marketing	3,453	2,608	1,680	7,741	2,592	2,344	1,516	6,452
Product development	2,043	3,765	2,971	8,779	1,700	3,834	3,565	9,099
General and administrative	3,504	4,360	3,006	10,870	1,754	2,531	1,461	5,746
Depreciation and amortization	573	1,186	828	2,587	500	1,103	986	2,589

Total operating expenses	16,814	29,721	17,382	63,917	11,863	24,649	16,669	53,181

Operating income (loss)	$1,186	$(1,754)	$(1,810)	$(2,378)	$1,576	$738	$(1,815)	$499

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
		Banking:	Banking:			Banking:	Banking:
	Payments	Large FI	Community FI	Total	Payments	Large FI	Community FI	Total
Revenue:
Software licenses	$15,409	$6,815	$5,446	$27,670	$9,121	$3,712	$4,502	$17,335
Support and maintenance	19,439	17,150	13,987	50,576	15,993	15,335	15,108	46,436
Professional services	16,295	41,640	4,115	62,050	12,675	36,559	3,448	52,682
Hosting	1,024	17,597	23,787	42,408	883	18,969	20,308	40,160

Total revenue	$52,167	$83,202	$47,335	$182,704	$38,672	$74,575	$43,366	$156,613

Operating expenses:
Cost of software licenses	54	833	1,286	2,173	121	918	715	1,754
Cost of professional services, support and maintenance	19,338	39,471	15,333	74,142	14,059	30,885	16,442	61,386
Cost of hosting	866	10,309	10,006	21,181	612	11,127	9,003	20,742
Selling and marketing	10,119	7,117	4,994	22,230	8,353	7,153	4,501	20,007
Product development	5,226	12,149	8,724	26,099	4,574	12,027	9,971	26,572
General and administrative	8,954	10,622	7,606	27,182	5,411	8,439	4,871	18,721
Depreciation and amortization	1,654	3,423	2,618	7,695	1,462	3,320	2,828	7,610

Total operating expenses	46,211	83,924	50,567	180,702	34,592	73,869	48,331	156,792

Operating income (loss)	$5,956	$(722)	$(3,232)	$2,002	$4,080	$706	$(4,965)	$(179)

Major Customer. Currently, we have one major customer (defined as any customer who individually contributes more than 10% of total revenue), State Farm, in the Banking: Large FI segment. Revenue from State Farm was 5% and 10% of our total revenue and 11% and 21% of our Banking: Large FI segment’s revenue during the three months ended September 30, 2011 and 2010, respectively. Revenue from State Farm was 8% and 13% of our total revenue and 17% and 27% of our Banking: Large FI segment’s revenue during the nine months ended September 30, 2011 and 2010, respectively. We expect our relationship with State Farm to conclude by the end of 2011.

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

	Revenue		Revenue		Property and Equipment
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2011	2010	2011	2010	2011	2010

Americas	$39,963	$37,157	$125,573	$111,144	$19,517	$19,685
International:
EMEI	10,765	7,456	30,465	21,536	897	1,013
Africa	3,722	3,395	10,769	9,909	1,090	1,461
APAC	7,089	5,672	15,897	14,024	219	171

Total	$61,539	$53,680	$182,704	$156,613	$21,723	$22,330

13. NET INCOME (LOSS) PER COMMON SHARE
We calculate net income per share by allocating income between the weighted average common shares outstanding and the weighted average outstanding participating securities during periods in which we record net income. For periods in which we record a net loss, we calculate net loss per share as the net loss during the period divided by the weighted average number of common shares outstanding during the period, as the effect of applying the two-class method would be anti-dilutive. Because of our net loss in the nine months ended September 30, 2010, we did not include 0.5 million shares of common stock issuable upon the exercise of stock options as they would have an anti-dilutive effect on our loss per share for those periods. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic income (loss) per share:
Net income (loss)	$8,040	$892	$10,229	$(1,938)
Amount allocated to participating restricted stockholders	(118)	(21)	(191)	—

Net income (loss) available to common stockholders	$7,922	$871	$10,038	$(1,938)

Basic weighted average common shares outstanding	54,529	53,087	53,830	52,228
Basic income (loss) per share	$0.15	$0.02	$0.19	$(0.04)

Diluted income (loss) per share:
Net income (loss)	$8,040	$892	$10,229	$(1,938)
Amount allocated to participating restricted stockholders	(116)	(21)	(188)	—

Net income (loss) available to common stockholders	$7,924	$871	$10,041	$(1,938)

Basic weighted average common shares outstanding	54,529	53,087	53,830	52,228
Dilutive effect of employee stock options	1,194	368	915	—

Diluted weighted average common shares outstanding	55,723	53,455	54,745	52,228
Diluted income (loss) per share	$0.14	$0.02	$0.18	$(0.04)

14. OTHER NON-OPERATING INCOME (EXPENSE)
On September 16, 2011 we terminated the Fundtech Merger Agreement and, in connection with such termination, received a termination fee of $11.9 million from Fundtech in September 2011. Other non-operating income (expense) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Termination fee from Fundtech	$11,900	$—	$11,900	$—
Foreign exchange transaction loss	(190)	(324)	(607)	(340)
Foreign withholding tax	(318)	(64)	(826)	(502)
Other expenses and loss on investments	(122)	(7)	(125)	(25)

Other non-operating income (expense)	$11,270	$(395)	$10,342	$(867)

15. SUBSEQUENT EVENTS
Other than the subsequent events disclosed below, we determined that there were no other subsequent events required to be disclosed or recorded as of September 30, 2011 in our financial statements.
On October 25, 2011, we announced that the Company and other named defendants reached an agreement in principle with plaintiffs to settle the consolidated class action lawsuit captioned In re S1 Corporation Shareholders Litigation. This lawsuit relates to the now-terminated merger with Fundtech and the proposed acquisition of the Company by ACI. Pursuant to this agreement, the Company filed an amendment to its Solicitation/Recommendation Statement on Schedule 14D-9 (“Schedule 14D-9”) with the Securities and Exchange Commission. The amended Schedule 14D-9 contains certain additional disclosures the Company agreed to make in connection with the settlement of the lawsuit, although the Company has not admitted in any way that those disclosures are material or are otherwise required by law. In addition, the defendants have agreed to negotiate in good faith with plaintiffs’ counsel regarding the appropriate amount of fees, costs and expenses to be paid to plaintiffs’ counsel by the Company or its successor. The Company does not expect this cost to be material to our consolidated results of operations and financial position. The settlement will not affect the offer price to be paid in the Amended Offer by ACI Merger Sub or the merger consideration the Company’s stockholders would be entitled to receive pursuant to the terms of the Transaction Agreement.
On October 28, 2011, the Company and ACI announced that they each received a request for additional information from the U.S. Department of Justice (the “DOJ”) relating to ACI’s proposed acquisition of the Company. The request was under notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The effect of the request is to extend the waiting period imposed by the HSR Act until 30 days after ACI has substantially complied with the request, unless voluntarily extended or terminated sooner by the DOJ. The request is focused on the Company’s card payments business.
On October 31, 2011, ACI extended the Amended Offer until 5:00 p.m., Eastern time, on November 30, 2011, unless further extended.

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
When we use the terms “S1 Corporation”, “S1”, “Company”, “we”, “us” and “our,” we mean S1 Corporation, a Delaware corporation, and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes appearing elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You are urged to read the updated risk factors discussed under Item 1A of Part II of this Form 10-Q and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as supplemented by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, each as filed with the Securities and Exchange Commission (“SEC”).
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
Mergers and acquisitions. On June 26, 2011, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Fundtech Merger Agreement”) with Finland Holdings (2011) Ltd. (“Merger Sub”), a company organized under the laws of Israel and a wholly owned direct subsidiary of S1, and Fundtech Ltd., a company organized under the laws of Israel (“Fundtech”). Pursuant to the terms of the Fundtech Merger Agreement, Merger Sub was to be merged with and into Fundtech, with Fundtech surviving the merger and becoming a wholly owned subsidiary of S1. On September 15, 2011, the Company announced that Fundtech had delivered to the Company a notice of its intent to change its recommendation with respect to the pending merger with the Company, to terminate the Fundtech Merger Agreement and to enter into a written definitive agreement with entities formed by GTCR Fund X/A LP and its affiliated entities (“GTCR”). The Company’s board of directors determined not to revise the Company’s proposal to acquire Fundtech and instead to terminate the Fundtech Merger Agreement. The Company announced on September 16, 2011 that it had terminated the Fundtech Merger Agreement and, in connection with such termination, received an $11.9 million termination fee from Fundtech in September 2011.
On October 3, 2011, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with ACI Worldwide, Inc., a Delaware corporation (“ACI”), and Antelope Investment Co. LLC, a Delaware limited liability company and wholly owned subsidiary of ACI (“ACI Merger Sub”), pursuant to which ACI will acquire the Company. Pursuant to the terms and conditions of the Transaction Agreement, ACI amended its previously commenced tender offer (the “Amended Offer”) to purchase all of the outstanding shares of Company common stock (the “Shares”) for a purchase price of either (i) $10.00 in cash per Share, without interest (the “Cash Consideration”), or (ii) 0.3148 of a share of ACI common stock per Share (the “Stock Consideration,” and together with the Cash Consideration, the “Offer Price”), subject to proration.
On October 31, 2011, ACI extended the Amended Offer until 5:00 p. m., Eastern time, on November 30, 2011, unless further extended. ACI Merger Sub’s obligation to accept for payment and pay for Shares tendered in the Amended Offer is subject to customary conditions, including, among other things, that (i) at least a majority of the outstanding Shares (determined on a fully-diluted basis) shall have been validly tendered in accordance with the terms of the Amended Offer and not properly withdrawn, and (ii) the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have expired or terminated.

Following the completion of the Amended Offer, and subject to satisfaction or waiver of certain conditions set forth in the Transaction Agreement, including, if required, a vote of the Company’s stockholders with respect to the adoption of the Transaction Agreement, ACI Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of ACI; alternatively, the parties may agree to effect the merger through the merger of the Company with and into ACI Merger Sub, with ACI Merger Sub serving as a wholly owned subsidiary of ACI (collectively, the “Merger”). At the effective time of the Merger, each remaining issued and outstanding Share (other than (i) Shares held by the Company, ACI or their respective subsidiaries, (ii) certain shares of restricted stock of the Company that convert into restricted shares of ACI common stock pursuant to the Transaction Agreement, or (iii) by stockholders who have properly exercised their dissenters’ rights under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive $6.62 in cash, without interest, and 0.1064 of a share of ACI common stock.
The Transaction Agreement includes customary representations, warranties and covenants of the Company, ACI and Merger Sub. The Company has agreed to operate its business in the ordinary course until the Merger is consummated. The Company has also agreed not to (i) solicit proposals relating to alternative business combination transactions, or (ii) enter into discussions or negotiations or an agreement concerning, or provide confidential information in connection with, any alternative proposals for alternative business combination transactions. Each of these covenants is subject to exceptions as provided in the Transaction Agreement. The Transaction Agreement also includes customary termination provisions for both the Company and ACI and provides that, in connection with the termination of the Transaction Agreement under specified circumstances, including a change in the recommendation of the Company’s board of directors, the Company may be required to pay to ACI a termination fee of $19.14 million.
We currently anticipate transaction related costs for the ACI and Fundtech transactions of approximately $11.0 to $12.0 million which are being expensed as incurred. Through September 30, 2011, we have incurred and expensed $4.8 million in transaction related costs.
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
Summary financial results. Our consolidated revenue was $61.5 million for the three months ended September 30, 2011 which was an increase of $7.9 million, or 15%, as compared to the same period in 2010 due primarily to higher Software licenses, Professional services, and Support and maintenance revenue in our Payments and Banking: Large FI segments. For the three months ended September 30, 2011, our net operating loss of $2.4 million was a decrease of $2.9 million as compared to net operating income in the same period in 2010, primarily due to an increase in professional services costs to accommodate project and customer support growth, a loss resulting from a product investment made on behalf of one customer in our Banking: Large FI segment, expenses related to the ACI and Fundtech transactions, higher variable cash incentives and higher stock-based compensation expense. For the three months ended September 30, 2011, we reported net income of $8.0 million, an increase of $7.1 million as compared to the same period in 2010. Our net income for the three months ended September 30, 2011 included the receipt of an $11.9 million fee associated with the termination of the Fundtech Merger Agreement.
Our consolidated revenue was $182.7 million for the nine months ended September 30, 2011, which was an increase of $26.1 million, or 17%, as compared to the same period in 2010 due primarily to higher Software licenses, Professional services, and Support and maintenance revenue in our Payments and Banking: Large FI segments and higher Hosting revenue in our Banking: Community FI segment primarily due to the PMSC credit union business that we acquired in March 2010. For the nine months ended September 30, 2011, our operating income of $2.0 million represented an increase of $2.2 million as compared to an operating loss in the same period in 2010 primarily as a result of this revenue growth partially offset by an increase in professional services costs to accommodate project and customer support growth, a loss resulting from a product investment made on behalf of one customer in our Banking: Large FI segment, expenses related to the ACI and Fundtech transactions, higher variable cash incentives, and higher stock-based compensation. For the nine months ended September 30, 2011, we reported net income of $10.2 million as compared to a net loss of $1.9 million in the same period in 2010. Our net income for the nine months ended September 30, 2011 included the receipt of an $11.9 million fee associated with the termination of the Fundtech Merger Agreement.

During the nine months ended September 30, 2011, we generated $29.8 million in cash provided by operating activities primarily from earnings adjusted for the effect of non-cash expenses and a termination fee of $11.9 million associated with the termination of the Fundtech Merger Agreement less expenses of $4.8 million related to the ACI and Fundtech transactions. During the nine months ended September 30, 2011, we incurred $6.2 million of capital expenditures primarily related to computer equipment. In February 2011, we paid in full the note payable relating to our corporate headquarters of $5.0 million less the return of $1.6 million held as collateral deposit. During the nine months ended September 30, 2011, we received $7.1 million in cash proceeds from the exercise of employee stock options.
Historically, Software licenses for a majority of our Payments solutions and for some of our Banking: Large FI solutions were generally recognized upon delivery of the software, provided all other revenue recognition criteria were met. However, as our Payments business expands to serve larger customers and our Banking: Large FI business provides greater levels of customization and integration, specifically for our corporate online banking solutions, implementation projects have been increasing in size, complexity and length. Accordingly, we expect a greater percentage of Software licenses to be recognized over the implementation period as Software licenses revenue is recognized over the implementation period when professional services are considered essential to the functionality of the software. While this shift negatively impacted our financial results in 2010 and early 2011, it has provided greater long-term revenue visibility. Software licenses and professional services revenue recognized under the percentage of completion method can vary from quarter to quarter due to the number and size of professional services projects, project scope changes, changes in estimates to completion, and project delays and cancellations.
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
Revenue from Significant Customers
Revenue from State Farm was 5% and 10% of our total revenue and 11% and 21% of our Banking: Large FI segment’s revenue during the three months ended September 30, 2011 and 2010, respectively. Revenue from State Farm was 8% and 13% of our total revenue and 17% and 27% of our Banking: Large FI segment’s revenue during the nine months ended September 30, 2011 and 2010, respectively. In 2008, we announced that we expected our relationship with State Farm to conclude by the end of 2011. We expect to generate approximately $16 — $17 million in revenue in 2011 from this customer.
Revenue Backlog
Our estimated revenue backlog includes revenue for Software licenses including term licenses, Professional services, and Hosting services, as specified in executed contracts that we believe will be recognized in revenue over the next twelve months. Revenue backlog associated with the State Farm business, the custom development for an international branch customer, and our Banking: Community FI segment is excluded from the revenue backlog totals. As of September 30, 2011 and December 31, 2010, our estimate of revenue backlog was $65.2 million and $62.8 million, respectively. We believe that presenting this estimate provides supplemental information and an alternative presentation useful to investors understanding trends in our business including the shift we have experienced toward recognizing more software license revenue using the percentage of completion method. However, our estimated revenue backlog is based on a number of assumptions and is subject to a number of factors, many of which are completely outside of our control. Please see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further discussion.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth our statement of operations for the specified periods (in thousands, except for per share and percentage data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Revenue:
Software licenses	$9,711	$6,764	44%	$27,670	$17,335	60%
Support and maintenance	17,468	15,648	12%	50,576	46,436	9%
Professional services	20,224	17,382	16%	62,050	52,682	18%
Hosting	14,136	13,886	2%	42,408	40,160	6%

Total revenue	61,539	53,680	15%	182,704	156,613	17%

Operating Expenses:
Cost of software licenses (1)	1,049	803	31%	2,173	1,754	24%
Cost of professional services, support and maintenance (1)	26,086	21,311	22%	74,142	61,386	21%
Cost of hosting (1)	6,805	7,181	-5%	21,181	20,742	2%
Selling and marketing	7,741	6,452	20%	22,230	20,007	11%
Product development	8,779	9,099	-4%	26,099	26,572	-2%
General and administrative	10,870	5,746	89%	27,182	18,721	45%
Depreciation and amortization	2,587	2,589	0%	7,695	7,610	1%

Total operating expenses	63,917	53,181	20%	180,702	156,792	15%

Operating (loss) income	(2,378)	499	-577%	2,002	(179)	1218%
Interest and other income (expense), net	11,321	(454)	2594%	10,300	(1,053)	1078%

Income (loss) before income tax expense	8,943	45	19773%	12,302	(1,232)	1099%
Income tax (expense) benefit	(903)	847	-207%	(2,073)	(706)	-194%

Net income (loss)	$8,040	$892	801%	$10,229	$(1,938)	628%

Net income (loss) per share:
Basic	$0.15	$0.02		$0.19	$(0.04)
Diluted	$0.14	$0.02		$0.18	$(0.04)

Effective tax rate	10%	-1882%		17%	-57%

Operating expenses as a percent of revenue:
Cost of software licenses (2)	11%	12%		8%	10%
Cost of professional services, support and maintenance (2)	69%	65%		66%	62%
Cost of hosting (2)	48%	52%		50%	52%
Selling and marketing	13%	12%		12%	13%
Product development	14%	17%		14%	17%
General and administrative	18%	11%		15%	12%
Depreciation and amortization	4%	5%		4%	5%

Operating (loss) income	-4%	1%		1%	0%

Net income (loss)	13%	2%		6%	-1%

(1)	The Cost of software licenses, professional services, support and maintenance, and hosting excludes charges for depreciation. The Cost of software licenses includes amortization of acquired technology.

(2)	Each cost of revenue is a percentage of the applicable revenue type for the periods presented.

SEGMENTS RESULTS OF OPERATIONS
The following table show revenue and operating income (loss) for our reportable segments for the three months ended September 30, 2011 (in thousands, except for percentage data):

	Payments			Banking: Large FI			Banking: Community FI
	2011	2010	Change	2011	2010	Change	2011	2010	Change
Revenue:
Software licenses	$5,169	$3,437	50%	$2,847	$1,806	58%	$1,695	$1,521	11%
Support and maintenance	6,855	5,531	24%	6,043	5,155	17%	4,570	4,962	-8%
Professional services	5,557	4,157	34%	13,138	12,047	9%	1,529	1,178	30%
Hosting	419	314	33%	5,939	6,379	-7%	7,778	7,193	8%

Total revenue	18,000	13,439	34%	27,967	25,387	10%	15,572	14,854	5%

Operating Expenses:
Cost of software licenses	23	—	100%	445	482	-8%	581	321	81%
Cost of professional services, support and maintenance	6,935	5,096	36%	14,071	10,628	32%	5,080	5,587	-9%
Cost of hosting	283	221	28%	3,286	3,727	-12%	3,236	3,233	0%
Selling and marketing	3,453	2,592	33%	2,608	2,344	11%	1,680	1,516	11%
Product development	2,043	1,700	20%	3,765	3,834	-2%	2,971	3,565	-17%
General and administrative	3,504	1,754	100%	4,360	2,531	72%	3,006	1,461	106%
Depreciation and amortization	573	500	15%	1,186	1,103	8%	828	986	-16%

Total operating expenses	16,814	11,863	42%	29,721	24,649	21%	17,382	16,669	4%

Operating income (loss)	1,186	1,576	-25%	(1,754)	738	-338%	(1,810)	(1,815)	0%

The following table show revenue and operating income (loss) for our reportable segments for the nine months ended September 30, 2011 (in thousands, except for percentage data):

	Payments			Banking: Large FI			Banking: Community FI
	2011	2010	Change	2011	2010	Change	2011	2010	Change
Revenue:
Software licenses	$15,409	$9,121	69%	$6,815	$3,712	84%	$5,446	$4,502	21%
Support and maintenance	19,439	15,993	22%	17,150	15,335	12%	13,987	15,108	-7%
Professional services	16,295	12,675	29%	41,640	36,559	14%	4,115	3,448	19%
Hosting	1,024	883	16%	17,597	18,969	-7%	23,787	20,308	17%

Total revenue	52,167	38,672	35%	83,202	74,575	12%	47,335	43,366	9%

Operating Expenses:
Cost of software licenses	54	121	-55%	833	918	-9%	1,286	715	80%
Cost of professional services, support and maintenance	19,338	14,059	38%	39,471	30,885	28%	15,333	16,442	-7%
Cost of hosting	866	612	42%	10,309	11,127	-7%	10,006	9,003	11%
Selling and marketing	10,119	8,353	21%	7,117	7,153	-1%	4,994	4,501	11%
Product development	5,226	4,574	14%	12,149	12,027	1%	8,724	9,971	-13%
General and administrative	8,954	5,411	65%	10,622	8,439	26%	7,606	4,871	56%
Depreciation and amortization	1,654	1,462	13%	3,423	3,320	3%	2,618	2,828	-7%

Total operating expenses	46,211	34,592	34%	83,924	73,869	14%	50,567	48,331	5%

Operating income (loss)	5,956	4,080	46%	(722)	706	-202%	(3,232)	(4,965)	35%

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
Revenue. Our revenue for the three months ended September 30, 2011 increased $7.9 million, or 15%, as compared to the same period in 2010 primarily due to growth in Software licenses, Professional services, and Support and maintenance revenue in our Payments and Banking: Large FI segments. Banking: Large FI segment’s revenue included a decline from State Farm of $2.3 million and a decline from an international branch customer of $0.4 million. Revenue was favorably impacted in the third quarter of 2011 as a result of changes in foreign exchange rates by approximately $0.8 million primarily for operations in Europe, South Africa and southeast Asia in the Payments and Banking: Large FI segments.
Payments segment revenue increased $4.6 million, or 34%, for the three months ended September 30, 2011 as compared to the same period in 2010. Software licenses revenue increased primarily due to growth of $0.2 million in the number of licenses recognized over the implementation period, higher license volume upgrades of $0.3 million, and a $1.1 million increase in licenses recognized upon delivery. The increase in Support and maintenance revenue in this segment reflects the growth in Software licensing activity. Professional services revenue increased by 34% in this segment during the third quarter of 2011 from project growth due to increased sales. Additionally, Professional services revenue was negatively impacted in the same period in 2010 as a result of increases in the size and complexity of certain projects.
Banking: Large FI segment revenue increased $2.6 million, or 10%, for the three months ended September 30, 2011 as compared to the same period in 2010. Software licenses revenue increased primarily due to higher license sales internationally. The increase in Support and maintenance revenue in this segment reflects the growth in Software licensing activity partially offset by a decline in business from State Farm of $0.2 million. Professional services revenue in this segment increased mainly from project growth in the United States due to increased sales partially offset by the decline in business with State Farm of $1.4 million and with an international branch customer of $0.6 million. Banking: Large FI segment’s Hosting revenue decreased primarily due to the decline in business with State Farm of $0.7 million.
Banking: Community FI segment revenue increased $0.7 million, or 5%, for the three months ended September 30, 2011 as compared to the same period in 2010. Software licenses revenue growth in this segment was primarily due to additional licenses sold to an existing branch customer in the third quarter of 2011. Banking: Community FI segment’s Professional services and Hosting revenue increased primarily from the growth in our credit union business. The migration of Banking: Community FI’s customers to this segment’s new platform negatively impacted revenue growth in 2011 as this migration effort impacted our ability to add new customers which was reflected mainly in Support and maintenance and Hosting revenue. We expect that this migration effort will continue to impact revenue growth in this segment for the remainder of 2011.
Operating income (loss). Our operating loss was $2.4 million in the third quarter of 2011 as compared to operating income of $0.5 million in the same period in 2010 due primarily to higher professional services and support costs, costs related to the ACI and Fundtech transactions, and higher variable cash incentives and stock-based compensation expense. Software license costs increased primarily due to third party licenses resold to branch customers in the Banking: Community FI segment. The Payments and Banking: Large FI segments incurred growth in professional services and support costs for personnel to accommodate customer and project growth and higher variable cash incentives of $0.4 million. Additionally during the third quarter of 2011, we recorded a loss of $1.9 million for excess costs over estimated future revenue in connection with a product investment made on behalf of one customer in our Banking: Large FI segment. Hosting costs declined as we reduced personnel cost mainly related to our Banking: Large FI segment. Our sales and marketing expenses increased primarily due to higher stock-based compensation expense of $0.9 million and higher variable cash incentives of $0.3 million. Our product development expenses increased primarily due to higher stock-based compensation expense of $0.2 million and higher variable cash incentives of $0.3 million partially offset by a reduction of personnel costs in the Banking: Community FI segment. Our general and administrative expenses increased primarily due to expenses related to the ACI and Fundtech transactions of $3.0 million, higher variable cash incentives of $0.6 million, and higher stock-based compensation expense of $1.1 million. The unfavorable impact on our operating loss from changes in foreign exchange rates in the third quarter of 2011 was approximately $0.2 million as most of our foreign operations are naturally hedged.
Payments segment’s operating income decreased $0.4 million for the third quarter of 2011 as compared to the same period in 2010. Payments segment incurred growth in professional services and support costs for personnel to accommodate customer and project growth and higher variable cash incentives of $0.2 million. Payments segment’s sales and marketing expenses increased primarily due to increased sales personnel to drive revenue growth, higher variable cash incentives of $0.2 million, and higher stock-based compensation expense of $0.3 million. While the Payments segment’s product development expenses increased mainly for additional personnel costs, they declined as a percentage of revenue as compared to the prior year’s quarter. This segment’s general and administrative expenses increased primarily due to expenses related to the ACI and Fundtech transactions of $0.9 million, higher variable cash incentives of $0.2 million, and higher stock-based compensation expense of $0.4 million.

Banking: Large FI segment’s operating loss was $1.8 million in the third quarter of 2011 as compared to operating income of $0.7 million in the same period in 2010. Growth in professional services and support costs reflects increased personnel costs to accommodate customer and project growth. Additionally during the third quarter of 2011, we recorded a loss of $1.9 million for excess costs over estimated future revenue in connection with a product investment made on behalf of one customer. Banking: Large FI segment’s hosting costs declined as we reduced personnel cost. Banking: Large FI segment’s sales and marketing expenses increased primarily due to higher stock-based compensation of $0.6 million partially offset by a reduction in sales and marketing personnel costs. Banking: Large FI segment’s product development expenses increased primarily from increased development efforts and higher variable cash incentives of $0.2 million. This segment’s general and administrative expenses increased primarily due to expenses related to the ACI and Fundtech transactions of $1.3 million, higher variable cash incentives of $0.3 million, and higher stock-based compensation expense of $0.4 million.
Banking: Community FI segment operating loss was $1.8 million for both the third quarter of 2010 and 2011. Banking: Community FI segment’s license costs increased primarily due to third party licenses resold to branch customers. Banking: Community FI segment’s professional services and support costs declined primarily due to reduced costs of $0.3 million associated with migrating customers to this segment’s new platform and reduced professional services projects of $0.2 million in this segment’s branch business. Banking: Community FI segment’s sales and marketing expenses increased slightly due to higher sales incentives. Banking: Community FI segment’s product development expenses declined primarily due to reduced development for this segment’s new platform of $0.6 million and to reduced personnel costs of $0.3 million in this segment’s branch business partially offset by higher stock-based compensation expense of $0.2 million. This segment’s general and administrative expenses increased primarily due to expenses related to the ACI and Fundtech transactions of $0.8 million, higher variable cash incentives of $0.2 million, and higher stock-based compensation expense of $0.3 million.
Interest and other income (expense), net. Interest and other income, net, was primarily impacted by the receipt of an $11.9 million fee associated with the termination of the Fundtech Merger Agreement. Additionally, we incurred an increase in foreign withholding taxes of $0.3 million primarily for cash collections from customers.
Income tax (expense) benefit. During the three months ended September 30, 2011, we had income tax expense of $0.9 million primarily from income tax expense in certain foreign jurisdictions where we do not have net operating loss carryforwards to offset income. Our effective tax rate of approximately 10% for the three months ended September 30, 2011 was impacted by the receipt of an $11.9 million fee associated with the termination of the Fundtech Merger Agreement which was recorded in the U.S. where we have net operating loss carry forwards that are subject to a full valuation allowance.
RESULTS OF OPERATIONS: COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
Revenue. Our revenue for the nine months ended September 30, 2011 increased $26.1 million, or 17%, as compared to the same period in 2010 primarily due to growth in Software licenses, Professional services, and Support and maintenance revenue in our Payments and Banking: Large FI segments and higher Hosting revenue in our Banking: Community FI segment due to the PMSC credit union business that was acquired in March 2010. Banking: Large FI segment’s revenue included a decline from State Farm of $6.3 million and a decline from an international branch customer of $2.7 million. Revenue was favorably impacted in the first nine months of 2011 as a result of changes in foreign exchange rates by approximately $2.4 million primarily for operations in Europe, South Africa and southeast Asia in the Payments and Banking: Large FI segments.
Payments segment revenue increased $13.5 million, or 35%, for the nine months ended September 30, 2011 as compared to the same period in 2010. Software licenses revenue increased primarily due to growth of $2.3 million in the number of licenses recognized over the implementation period, higher license volume upgrades of $2.1 million, and a $1.9 million increase in licenses recognized upon delivery. The increase in Support and maintenance revenue in this segment reflects the growth in Software licensing activity. Professional services revenue increased by 29% in this segment during the first nine months of 2011 primarily from project growth due to increased sales. Additionally, Professional services revenue was negatively impacted in the first nine months of 2010 as a result of increases in the size and complexity of certain projects.

Banking: Large FI segment revenue increased $8.6 million, or 12%, for the nine months ended September 30, 2011 as compared to the same period in 2010. Software licenses revenue increased primarily due to sales of licenses internationally of $2.7 million and a greater amount of licenses being recognized over the implementation period. The increase in Support and maintenance revenue in this segment reflects the growth in Software licensing activity partially offset by a decline in business from State Farm of $0.6 million. Professional services revenue in this segment increased mainly from project growth due to increased sales partially offset by the decline in business with State Farm of $3.7 million and with an international branch customer of $2.7 million. Professional services revenue for the international branch customer included a reduction of approximately $1.3 million in revenue in the first quarter of 2011 as we netted the allocation of a portion of revenue for upgrade and enhancement obligations against the favorable impact of the reduction in project scope resulting from the Amendments entered into in the first quarter of 2011. Banking: Large FI segment’s Hosting revenue decreased due to the decline in business with State Farm of $2.0 million partially offset by growth in this segment’s hosted business in the United States.
Banking: Community FI segment revenue increased $4.0 million, or 9%, for the nine months ended September 30, 2011 as compared to the same period in 2010. Software licenses revenue growth in this segment increased primarily due to licenses sold to branch customers. Banking: Community FI segment’s Professional services and Hosting revenue increase primarily reflects the contribution of the PMSC credit union business and the continued growth in this business. The migration of Banking: Community FI’s customers to this segment’s new platform negatively impacted revenue growth in 2011 as this migration effort impacted our ability to add new customers which is mainly reflected in Support and maintenance and Hosting revenue. We expect that this migration effort will continue to impact revenue growth in this segment for the remainder of 2011.
Operating income (loss). Our operating income reflects an increase of $2.2 million for the nine months ended September 30, 2011 as compared to an operating loss in the same period in 2010 due primarily to our revenue growth partially offset by higher professional services and support costs, expenses related to the ACI and Fundtech transactions, higher variable cash incentives, and higher stock-based compensation. Software licenses costs increased primarily due to third party licenses resold to branch customers in the Banking: Community FI segment. Our professional services and support costs grew as a result of an increase in personnel to accommodate customer and project growth and higher variable cash incentives of $1.1 million. Additionally during the third quarter of 2011, we recorded a loss of $1.9 million for excess costs over estimated future revenue in connection with a product investment made on behalf of one customer in our Banking: Large FI segment. Hosting costs increased due to growth of our credit union banking business in the Banking: Community FI segment partially offset by reduced personnel cost related mainly to our Banking: Large FI segment. Our sales and marketing expenses increased primarily due to higher stock-based compensation expense of $1.4 million and higher variable cash incentives of $0.8 million. Our product development expenses primarily reflects higher stock-based compensation expense of $0.5 million and higher variable cash incentives of $0.8 million offset by personnel reductions in our Banking: Community FI segment. Our general and administrative expenses increased primarily due to expenses related to the ACI and Fundtech transactions of $4.8 million, higher variable cash incentives of $2.0 million, and higher stock-based compensation expense of $1.7 million. The unfavorable impact on operating income from changes in foreign exchange rates for first the nine months of 2011 was approximately $0.7 million.
Payments segment operating income increased $1.9 million for the nine months ended September 30, 2011 as compared to the same period in 2010. The Payments segment had growth in professional services and support costs for additional personnel to accommodate customer and project growth and higher variable cash incentives of $0.4 million. Payments segment’s sales and marketing expenses increased primarily due to increased sales personnel to drive revenue growth, higher variable cash incentives of $0.6 million and higher stock-based compensation expense of $0.4 million. While the Payments segment’s product development expenses increased primarily for additional personnel costs, they declined as a percentage of revenue as compared to the prior year’s period. This segment’s general and administrative expenses increased primarily due to expenses related to the ACI and Fundtech transactions of $1.5 million, higher variable cash incentives of $0.7 million, and higher stock-based compensation expense of $0.7 million.
Banking: Large FI segment operating loss reflects a decrease of $1.4 million for the nine months ended September 30, 2011 as compared to operating income in the same period in 2010. The Banking: Large FI segment had growth in professional services and support personnel to accommodate customer and project growth and higher variable cash incentives of $0.6 million. Additionally during the third quarter of 2011, we recorded a loss of $1.9 million for excess costs over estimated future revenue in connection with a product investment made on behalf of one customer. Banking: Large FI segment’s hosting costs declined as we reduced personnel costs. Banking: Large FI segment’s sales and marketing expenses reflects reduced sales and marketing personnel costs offset by higher stock-based compensation expense of $1.0 million. Banking: Large FI segment’s product development expenses increased primarily from higher variable cash incentives of $0.6 million. This segment’s general and administrative expenses increased primarily due to expenses related to the ACI and Fundtech transactions of $2.0 million, higher variable cash incentives of $0.7 million, and higher stock-based compensation expense of $0.5 million partially offset by lower personnel costs.

Banking: Community FI segment operating loss decreased $1.7 million for the nine months ended September 30, 2011 as compared to the same period in 2010 due mainly to revenue growth in the PMSC credit union business and reduced professional services, support and product development expenses. Banking: Community FI segment’s professional services and support costs declined primarily due to reduced costs of $0.8 million associated with migrating customers to this segment’s new platform and to reduced professional services projects of $0.7 million in this segment’s branch business. Banking: Community FI segment’s hosting costs increased reflecting the acquisition of the PMSC credit union business and the continued growth in this business. Banking: Community FI segment’s sales and marketing expenses increased due to higher sales incentives. Banking: Community FI segment’s product development expenses declined primarily due to reduced development for this segment’s new platform of $1.5 million partially offset by higher stock-based compensation expense of $0.4 million. This segment’s general and administrative expenses increased primarily due to expenses related to the ACI and Fundtech transactions of $1.3 million, higher variable cash incentives of $0.6 million, and higher stock-based compensation expense of $0.5 million.
Interest and other income (expense), net. Interest and other income, net, was primarily impacted by the receipt of an $11.9 million fee associated with the termination of the Fundtech Merger Agreement. Additionally, we incurred an increase in foreign withholding taxes of $0.3 million for cash collections from customers and impacted by the increase in net foreign exchange losses of $0.3 million.
Income tax (expense) benefit. During the nine months ended September 30, 2011, we had income tax expense of $2.1 million primarily from income tax expense in certain foreign jurisdictions where we do not have net operating loss carryforwards to offset income. Our effective tax rate of approximately 17% for the nine months ended September 30, 2011 was impacted by the receipt of an $11.9 million fee associated with the termination of the Fundtech Merger Agreement which was recorded in the U.S. where we have net operating loss carry forwards that are subject to a full valuation allowance.
Liquidity and Capital Resources
Our primary source of cash is cash collections from our customers following the purchase of software licenses, support and maintenance, professional services and hosting services. Payments from customers for support and maintenance and software subscription agreements are generally billed annually in advance. Our primary uses of cash are for personnel, facilities and capital expenditures. The following tables show selected information about our cash flows and balance sheet data (in thousands):

	Nine Months ended
	September 30,
	2011	2010
Net cash provided by operating activities before changes in operating assets and liabilities	$22,969	$8,749
Change in operating assets and liabilities	6,874	17,321

Net cash provided by operating activities	29,843	26,070
Net cash used in investing activities	(6,029)	(35,071)
Net cash provided by (used in) financing activities	2,106	(1,034)
Effect of exchange rates on cash and cash equivalents	235	333

Net increase (decrease) in cash and cash equivalents	$26,173	$(9,702)

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$88,090	$61,917
Working capital (1)	76,245	48,843
Total assets	339,465	309,653
Total stockholders’ equity	256,873	237,613

(1)	Working capital includes deferred revenue of $45.7 million and $38.0 million as of September 30, 2011 and December 31, 2010, respectively.

Operating Activities. For the nine months ended September 30, 2011, cash provided by operating activities increased primarily due to cash generated from our earnings adjusted for the effect of non-cash expenses. Our earnings adjusted for the effect of non-cash expenses reflects the improvement in our results of operations as total revenue and operating profit margins improved during the first nine months of 2011 and we received an $11.9 million fee associated with the termination of the Fundtech Merger Agreement, less expenses of $4.8 million related to the ACI and Fundtech transactions. Our operating cash flows from changes in accounts receivable declined approximately $8.2 million due primarily to billings in advance of professional services and software licenses recognized over the implementation period and annual support which increased deferred revenue by approximately $9.1 million. Our days sales outstanding for billed receivables increased from 55 days to 61 days during the nine months ended September 30, 2011. Our accounts payables and accrued liabilities increased primarily for the accrual of $2.5 million for expenses related to the ACI and Fundtech transactions. Our accrued compensation and benefits increased primarily reflecting the increase of accrued variable cash incentives. There were cash settlements for SARs included in cash flows from operating activities of approximately $1.6 million during the quarter ended September 30, 2011.
Investing Activities. For the nine months ended September 30, 2011, cash used in investing activities was primarily due to capital expenditures of $6.2 million related to computer equipment and software.
Financing Activities. For the nine months ended September 30, 2011, cash provided by financing activities was $2.1 million due to the proceeds from the exercise of employee stock awards of $7.1 million less the payment of approximately $5.0 million for our notes payable relating to our corporate headquarters in February 2011.
Capital requirements. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital, debt obligations, and capital expenditures for at least the next 12 months. We also believe that we have adequate cash and cash equivalents to fund our operations in the United States as approximately 66 percent of our total cash and cash equivalents were held in the United States as of September 30, 2011. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, issue debt securities or establish a credit facility subject to certain restrictions in the Transaction Agreement. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The addition of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.
Contractual Obligations and Off-Balance Sheet Arrangements. We generally do not engage in off balance sheet arrangements in the normal course of business, but we enter into operating lease arrangements and purchase commitments in the normal course of business. The lease for a vacated facility ended during the third quarter of 2011 and all obligations were paid off as of September 30, 2011. We had a $2.0 million letter of credit that was held by the lessor of this facility as security on the lease which was cancelled as of October 6, 2011. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our operating lease arrangements and purchase commitments.
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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for annual and interim periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial position.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for annual and interim periods beginning after December 15, 2011, and is to be applied retrospectively. The adoption of this guidance is a financial presentation change and is not expected to have an impact on our consolidated results of operations.
In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other: Testing Goodwill for Impairment which amended the guidance on the annual testing of goodwill for impairment. The amended guidance would allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial position.
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

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	At Prior Year			At Prior Year
	Exchange	Exchange Rate		Exchange	Exchange Rate
	Rates (1)	Effect	As reported	Rates (1)	Effect	As reported

Revenue	$60,759	$780	$61,539	$180,294	$2,410	$182,704
Operating expenses	62,947	970	63,917	177,552	3,150	180,702

Operating (loss) income	(2,188)	(190)	(2,378)	2,742	(740)	2,002
Net income (loss)	8,170	(130)	8,040	10,789	(560)	10,229

Diluted net income (loss) per share	$0.14	$—	$0.14	$0.19	$(0.01)	$0.18

(1)	Current year results translated into U.S. Dollars using prior year’s period average exchange rates.
Stock-based Compensation
Our stock-based compensation expense relates to our stock options, restricted stock and cash-settled SARs. The SARs expense (benefit) is recalculated each quarter based on an updated valuation which includes, among other factors, our closing stock price for the period. Therefore, changes in our stock price during a period will cause our SARs expense (benefit) to change thus impacting our stock-based compensation expense until the SARs are settled. The overall increase in our stock price during the quarterly and year-to-date results presented resulted in an increase in our SARs liability which was reflected in our stock-based compensation expense. We have a cash liability of approximately $2.5 million related to outstanding SARs that are vested and exercisable at the discretion of the employees holding such awards. These estimates are based on the Black-Scholes valuation, which uses our closing stock price, among other factors, as of September 30, 2011. The following table shows the stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating expenses (benefits):
Cost of professional services, support and maintenance	$51	$88	$123	229
Cost of hosting	23	33	83	97
Selling and marketing	748	(124)	1,257	(111)
Product development	263	35	544	26
General and administrative	1,310	217	2,873	1,190

Total stock-based compensation expense	$2,395	$249	$4,880	$1,431

Grant type:
Stock options	$251	$388	$918	$1,267
Restricted stock	589	668	1,913	1,894
Stock appreciation rights	1,555	(807)	2,049	(1,730)

Total stock-based compensation expense	$2,395	$249	$4,880	$1,431

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposures include the effect of foreign currency fluctuations, interest rate changes, and changes in the market values of our investments. During the nine months ended September 30, 2011, there were no material changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of September 30, 2011, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective as of September 30, 2011 in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Except as noted below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which our or any of our subsidiaries’ property is subject.
Stambler Litigation. On July 8, 2011, S1 Corporation and its wholly owned subsidiary, S1, Inc. (collectively, the “Company”), entered into a Settlement and License Agreement (the “Agreement”) with Leon Stambler (“Stambler”), which settled all claims brought against the Company arising in the civil action filed on May 28, 2010 in the United States District Court for the Eastern District of Texas (the “Court”) captioned Leon Stambler v. Intuit Inc., et al. (the “Litigation”). The Litigation was originally disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. Pursuant to the terms of the Agreement (i) Stambler agreed to grant the Company a license for the use of certain patents (the “Stambler Patents”), (ii) the Company and Stambler agreed to release each other from any and all claims accruing prior to or as of the effective time of the Agreement related in whole or in part to the Litigation or the Stambler Patents, and (iii) the Company agreed to pay Stambler a one-time payment of $260,000. On July 11, 2011, the Court dismissed the Company, with prejudice, from the Litigation.
Litigation Relating to Business Combinations. On July 29, 2011, a putative stockholder class action captioned Levitan v. S1 Corp., et al., C.A. No-6730, was filed in the Court of Chancery of the State of Delaware against the Company and the individual members of the Company’s board of directors. The complaint alleged, among other things, that the Company’s directors would breach their fiduciary duties by agreeing to a proposed acquisition of the Company by ACI. Among other things, the complaint sought to enjoin the Company and its directors from completing such a proposed acquisition by ACI or, alternatively, rescission of such a proposed acquisition by ACI in the event the Company and ACI were able to consummate such a transaction. On August 8, 2011, a putative stockholder filed an action in the Court of Chancery of the State of Delaware captioned Mang v. Dreyer, et al., C.A. No. 6760, asserting class and derivative claims against the Company and the individual members of the Company’s board of directors. The complaint alleged, among other things, that the Company’s directors breached their fiduciary duties and committed gross mismanagement and waste by reason of having rejected ACI’s proposal. On August 9, 2011, a putative stockholder class action was filed in the Court of Chancery of the State of Delaware captioned Yu v. S1 Corp., et al., C.A. No. 6771. The complaint alleged, among other things, that the Company’s directors had breached their fiduciary duties by failing to pursue the ACI proposal and/or failing to initiate a bidding or auction process for acquisition of the Company, and by issuing incomplete or misleading disclosures in the Company’s proxy solicitation materials. Both the Mang and Yu complaints sought, among other things, to enjoin both the stockholder vote in connection with, and any consummation of, the Company’s now-terminated merger with Fundtech.

On August 12, 2011, counsel for Plaintiffs Mang and Yu filed a proposed Order of Consolidation and Appointment of Lead Counsel, which would consolidate the Mang and Yu actions and designate the Yu complaint as the operative complaint in the consolidated action. On August 15, 2011, Plaintiff Levitan filed an Amended Verified Class Action Complaint, which no longer sought to enjoin the directors from pursuing the ACI proposal, but instead sought to enjoin the Company’s merger with Fundtech. On August 17, 2011, counsel for Plaintiffs in all three actions modified the previously-filed request for consolidation so as to request consolidation of all three actions, again designating the Yu complaint as the operative complaint, and advised the Court that the Defendants did not oppose such consolidation. On August 18, 2011, the Court granted the motion and ordered that the three cases be consolidated (the “Consolidated Lawsuit”).
On August 19, 2011, the Court scheduled a hearing on Plaintiffs’ motion for preliminary injunction for September 16, 2011. On August 31, 2011, Plaintiffs filed a Consolidated Amended Complaint that did not substantively alter the claims being advanced or the relief being sought. Subsequent to the Company’s announcement that the meeting for the stockholder vote on the proposals related to the now-terminated merger with Fundtech was to be delayed, the hearing on Plaintiffs’ motion was rescheduled for October 3, 2011.
When the Company announced on September 16, 2011 that the Fundtech transaction was terminated, Plaintiffs requested that the October 3, 2011 hearing be taken off calendar. The Company filed a motion to dismiss the action on September 19, 2011.
On October 25, 2011, we announced that the Company and other named defendants have reached an agreement in principle with plaintiffs to settle the Consolidated Lawsuit Pursuant to this agreement, the Company filed an amendment to its Solicitation/Recommendation Statement on Schedule 14D-9 (“Schedule 14D-9”) with the Securities and Exchange Commission. The amended Schedule 14D-9 contains certain additional disclosures the Company agreed to make in connection with the settlement of the Consolidated Lawsuit, although the Company has not admitted in any way that those disclosures are material or are otherwise required by law. The settlement will not affect the offer price to be paid in the Amended Offer by ACI Merger Sub or the merger consideration the Company’s stockholders would be entitled to receive pursuant to the terms of the Transaction Agreement.
Item 1A. Risk Factors
Except as noted below, during the nine months ended September 30, 2011, there were no material changes to the Risk Factors relevant to our operations which are set forth in Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Failure to complete the transaction between ACI and the Company could negatively impact our stock price, business, financial condition, results of operations or prospects
The Amended Offer and Merger among ACI and the Company (the “Transaction”) is subject to the satisfaction or waiver of certain closing conditions set forth in the Transaction Agreement. We cannot assure you that each of the conditions will be satisfied. In addition, in certain circumstances, each party may terminate the Transaction Agreement. If the conditions are not satisfied or waived in a timely manner and the Transaction is delayed, we may lose some or all of the intended or perceived benefits of the Transaction, which could cause our stock price to decline and harm our business.
If the Transaction is not completed (including in the case the Transaction Agreement is terminated), our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transaction, we will be subject to a number of risks, including the following:
•	we may be required to pay ACI a termination fee if the Transaction Agreement is terminated under certain circumstances

•	we will be required to pay certain costs relating to the Transaction, including substantial legal and accounting fees, whether or not the Transaction is completed;
•	our stock price may decline to the extent that the current market price reflects a market assumption that the Transaction will be completed;
•	under the Transaction Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that may affect our ability to execute certain of our business strategies; and
•	matters including integration planning, may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.
We also could be subject to litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Transaction Agreement. If the Transaction is not completed, these risks may materialize and may adversely affect our stock price, business, financial condition, results of operations or prospects.
Our obligation to pay a termination fee under certain circumstances and the restrictions on our ability to solicit or engage in negotiations with respect to other acquisition proposals may discourage other transactions that may be favorable to our stockholders
Until the Transaction is completed or the Transaction Agreement is terminated, with certain exceptions, the Transaction Agreement prohibits us from entering into, soliciting or engaging in negotiations with respect to acquisition proposals or other business combinations with a party other than ACI. We have agreed to pay ACI a termination fee of up to $19.14 million under specified circumstances, including in connection with a change in recommendation to our stockholders regarding an acquisition proposal (as defined in the Transaction Agreement). These provisions could discourage other companies from proposing alternative transactions that may be more favorable to our stockholders than the Merger.
If the Transaction is not consummated by the termination date set forth in the Transaction Agreement, either the Company or ACI may, in certain circumstances, choose not to proceed with the Transaction
Either the Company or ACI may terminate the Transaction Agreement if, in certain circumstances, the Transaction has not been completed by July 31, 2012, unless the failure of the Transaction to be completed has resulted from or was principally caused by the failure of the party seeking to terminate the Transaction Agreement to perform its obligations.
While the Transaction Agreement is in effect, we are subject to restrictions on business activities
While the Transaction Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Transaction and are generally outside the ordinary course of business, which in turn could negatively impact our future results of operations or financial condition.
Governmental and regulatory approvals must be obtained in order to consummate the Transaction, which, if delayed or not granted, may jeopardize or delay the Transaction, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the combination contemplated by the Transaction
The Transaction is conditioned on the receipt of all necessary governmental and regulatory approvals, including without limitation, the expiration or termination of the applicable waiting period under the HSR Act (the “HSR Condition”).

The governmental and regulatory agencies from which the parties will seek these approvals have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the Transaction Agreement, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Transaction or may reduce the anticipated benefits of the combination contemplated by the Transaction. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to the Transaction will be satisfied, and, if all required consents and approvals are obtained and the conditions to the closing of the Transaction are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. If ACI agrees to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any consents or approvals required to close the Transaction, these requirements, limitations, additional costs or restrictions could adversely affect ACI’s ability to integrate the operations of ACI and the Company or reduce the anticipated benefits of the combination contemplated by the Transaction. This could have a material adverse effect on the business, financial condition and results of operations of the combined company and the market value of the combined company’s common stock after the acquisition. In addition, a third party could attempt to intervene in any governmental or regulatory filings to be made or otherwise object to the granting of any such governmental or regulatory authorizations, consents, orders or approvals, which may cause a delay in obtaining, or the imposition of material requirements, limitations, costs, divestitures or restrictions on, or the failure to obtain, any such authorizations, consents, orders or approvals.
The Amended Offer and Merger remain subject to certain conditions that the Company cannot control
The Amended Offer is subject to certain conditions, including the HSR Condition; the tender without withdrawal of a sufficient number of Company common stock to satisfy a minimum tender condition; no material adverse change in the business, financial condition or continuing results of the Company and its subsidiaries, taken as a whole; the Company’s compliance with its covenants in the Transaction Agreement in all material respects; and the continued accuracy of the Company’s representations and warranties in the Transaction Agreement, subject to certain exceptions. In addition, the Merger is subject to certain closing conditions, including the approval of the Transaction Agreement proposal by the Company’s stockholders, if applicable, the absence of any prohibition making the Merger or its consummation illegal, the HSR Condition, and ACI’s registration statement becoming effective. There are no assurances that all of the conditions to each of the Amended Offer and Merger will be satisfied.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of June 26, 2011, by and among S1 Corporation, Finland Holdings (2011) Ltd., and Fundtech Ltd. (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on June 28, 2011 and incorporated herein by reference).

2.2
Transaction Agreement, dated as of October 3, 2011, by and among S1 Corporation, ACI Worldwide, Inc. and Antelope Investment Co. LLC. (filed as Exhibit 2.1 to S1’s Current Report on Form 8-K filed with the SEC on October 3, 2011 and incorporated herein by reference).

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

3.5	Amended and Restated Bylaws of S1, as amended (filed as Exhibit 3.6 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).

4.1	Specimen certificate for S1’s common stock (filed as Exhibit 4 to S1’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.1	2011 Management Incentive Plan (filed as Exhibit 10.1 to S1’s Current Report on Form 8-K filed with the SEC on May 26, 2011 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q of S1 for the quarter ended September 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 9, 2011.

S1 CORPORATION
By:	/s/ PAUL M. PARRISH
Paul M. Parrish
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)